Form 10-K
period 1993-12-31
PROTECTIVE LIFE INSURANCE CO
filed 1994-03-25
CIK 310826

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED           COMMISSION FILE NUMBER
              DECEMBER 31, 1993                      33-31940
                                                     33-39345
                                                     33-57052

                            ------------------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                         63-0169720
         (State or other jurisdiction            (I.R.S. Employer
             of incorporation or               Identification No.)
                organization)
            2801 HIGHWAY 280 SOUTH
             BIRMINGHAM, ALABAMA                      35223
            (Address of principal                   (Zip Code)
              executive offices)

       Registrant's telephone number, including area code: (205) 879-9230

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    Aggregate market value of voting stock held by nonaffiliates of the registrant: None

    Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 11, 1994: 5,000,000

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                      DOCUMENTS INCORPORATED BY REFERENCE

                               None, except Exhibits

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Protective Life Insurance Company ("Protective") is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company. Founded in 1907, Protective provides financial services through the production, distribution, and administration of insurance and investment products.

    Protective markets individual life and health insurance and annuities nationally through professional, independent general agents. Protective serves the individual payroll deduction market by offering universal life and cancer insurance, and Protective distributes group life, health, and dental insurance products through full-time field representatives who market to employers and associations through agents and brokers. Protective markets annuities and investment products, credit life, and disability products through broker-dealers and financial institutions to their customers, and Protective sells guaranteed investment contracts.

    Over the last twenty-five years PLC has made thirty-two acquisitions of smaller insurance companies or blocks of policies. Many of these transactions included Protective. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective. In 1990 Protective reinsured two separate blocks of insurance which were assumed by Protective during 1991. PLC acquired a small life insurance company and merged it into Protective in early 1992. In July 1992, Protective assumed a block of credit life and credit accident and health insurance business. In July 1993, Protective acquired a Wisconsin insurer and Protective reinsured a block of universal life policies.

    Since 1983, Protective has owned 100% of American Foundation Life Insurance Company ("American Foundation"). Since 1988, Protective owned convertible preferred stock of Southeast Health Plan, Inc. ("SEHP"), a Birmingham-based health maintenance organization. On August 31, 1991, Protective converted the preferred stock into 80% of the common stock of SEHP. In January 1993, Protective's ownership of SEHP was transferred to PLC. In August 1993, PLC sold its interest in SEHP.

ITEM 2.  PROPERTIES

    Protective's administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

    Protective leases administrative space in Birmingham, Alabama; Brentwood, Tennessee; Greenville, South Carolina; Cary, North Carolina; and Oklahoma City, Oklahoma. Substantially all of these offices are rented under leases that run for periods of three to five years. The aggregate monthly rent is approximately $28 thousand.

    Marketing offices are leased in 15 cities, substantially all under leases for periods of three to five years with only two leases being over five years. The aggregate monthly rent is approximately $24 thousand.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material legal proceedings pending by or against Protective other than routine litigation incidental to its insurance business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not required in accordance with General Instruction J(2)(c).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    Protective is a wholly-owned subsidiary of PLC which also owns all of the redeemable preferred stock issued by Protective's subsidiary, American
Foundation. Therefore, neither Protective's Common Stock nor American Foundation's Preferred Stock is publicly traded.

    At December 31, 1993, $295 million of consolidated stockholder's equity represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, under the insurance laws of the States of Tennessee, Alabama and Wisconsin, certain restrictions are imposed on dividends from insurers domiciled in those states. Also, distributions, including cash dividends to PLC in excess of approximately $184 million would be subject to Federal income tax at rates then effective. Protective does not anticipate involuntarily paying tax on such distributions.

    The American Foundation Preferred Stock pays, when and if declared, annual minimum cumulative dividends of $0.1 million and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million.

    In 1993 and 1992, respectively American Foundation paid preferred dividends of $1.5 million and $1.4 million. During 1993, Protective transferred its ownership interest in SEHP to PLC in the form of a common dividend. Protective paid no other dividends to PLC during 1993. Protective paid common dividends of $1.9 million in 1992. Protective and American Foundation expect to continue to pay cash dividends, subject to their earnings and financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

    Not required in accordance with General Instruction J(2)(a).

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

    In accordance with General Instruction J(2)(a), Protective includes the following analysis with the reduced disclosure format.

REVENUES

    The following table sets forth revenues by source for the periods shown:

                                                           YEAR ENDED         PERCENTAGE
                                                          DECEMBER 31          INCREASE
                                                     ----------------------  -------------
                                                        1993        1992      (DECREASE)
                                                     ----------  ----------  -------------
                                                         (IN THOUSANDS)
Premiums and Policy Fees...........................  $  351,423  $  323,136         8.8%
Net Investment Income..............................     354,165     274,991        28.8
Realized Investment Gains (Losses).................       5,054        (154)      --
Other Income.......................................       4,756      10,675       (55.4)
                                                     ----------  ----------
                                                     $  715,398  $  608,648
                                                     ----------  ----------
                                                     ----------  ----------

    Premiums and policy fees increased 8.8% in 1993 over 1992. The transfer of Protective's ownership of SEHP to PLC represents a $40.5 million decrease in premiums and policy fees. Increases in premiums and policy fees  from  the  Agency,  Group,  and  Financial  Institutions  Divisions
represented increases of $14.6 million, $13.0 million and $30.4 million, respectively. Effective July 1, 1992, the Financial Institutions Division assumed Durham Life Insurance Company's credit business representing $15.1 million of the segment's $30.4 million increase. On July 30, 1993, Protective completed its acquisition of Wisconsin National Life Insurance Company ("Wisconsin National"). The acquisition increased premiums and policy fees by $11.7 million. The reinsurance of a block of universal life policies on July 1, 1993 resulted in a $3.2 million increase. Decreases in older acquired blocks of ordinary policies represented a $5.6 million decrease in premiums and policy fees.

    Net investment income increased 28.8% in 1993 over 1992 primarily due to an increase in the average amount of invested assets. Invested assets increased during 1993 primarily due to receiving individual annuity and guaranteed investment contract ("GIC") deposits and the acquisition of Wisconsin National. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin National acquisition increased 1993 investment income approximately $14.5 million. Due to the general decline in interest rates, Protective's percentage earned on average cash and investment was 8.4% for 1993, slightly below the 8.6% for 1992.

    Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. The sales of investments that have occurred result from portfolio management decisions to maintain proper matching of assets and liabilities.

    Protective maintains an allowance for uncollectible amounts on investments based upon industry default rates for different asset types. The allowance totaled $35.2 million at December 31, 1993. Additions to the allowance are treated as realized investment losses. During 1993, Protective added $8.7 million to this allowance which partially offset the $13.8 million of net realized investment gains in the period.

    Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC. The transfer of SEHP to PLC decreased other income $5.1 million.

INCOME BEFORE INCOME TAX

    The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                                   INCOME (LOSS) BEFORE
                                                                        INCOME TAX
                                                                   ---------------------
                                                                    YEAR ENDED DECEMBER
                                                                            31
                                                                   ---------------------
                                                                      1993       1992
                                                                   ----------  ---------
                                                                      (IN THOUSANDS)
BUSINESS SEGMENT
Agency...........................................................  $   20,324  $  12,976
Group............................................................      10,435      7,762
Financial Institutions...........................................       7,220      4,669
Investment Products..............................................       3,402      4,191
Guaranteed Investment Contracts*.................................      27,218     18,266
Acquisitions.....................................................      29,845     20,031
Corporate and Other*.............................................     (14,208)    (7,543)
Unallocated Realized Investment Gains (Losses)...................       1,876     (1,589)
                                                                   ----------  ---------
                                                                   $   86,112  $  58,763
                                                                   ----------  ---------
                                                                   ----------  ---------

- ------------------------
*Income before income tax for the Corporate and Other segment has not been reduced by pretax minority interest of $90 in 1992.

    In 1993 Protective changed the method used to apportion net investment income to the various divisions. This change resulted in increased income attributable to the Agency, Investment Products, and Acquisitions Divisions of $3.0 million, $2.0 million, and $2.6 million, respectively, while decreasing income of the Corporate and Other segment.

    Agency pretax earnings increased $7.3 million in 1993 as compared to 1992. The improvement in earnings is largely due to growth in the amount of business in force brought about by sales, continued strong persistency, and favorable mortality experience.

    Group pretax earnings were $2.7 million higher in 1993 as compared to 1992. Group life and annuity earnings improved by $1.7 million, and group health earnings improved by $1.0 million primarily due to improved cancer and dental earnings.

    Pretax earnings of the Financial Institutions Division were $2.6 million higher in 1993 as compared to 1992. Effective July 1, 1992, Protective assumed all of the policy obligations associated with the credit life and credit accident and health insurance business produced by Durham Life Insurance Company ("Durham"). The Durham acquisition represented $0.7 million of the increase. The balance of the increase was due to premium growth and improved claims ratios in the Division's other lines.

    The Investment Products Division's pretax earnings were $0.8 million lower in 1993 compared to 1992 primarily due to the $3.2 million more rapid amortization of deferred policy acquisition costs, in part, to shorten the amortization period on book value annuities, sales of which were substantially discontinued at the end of 1992. Annuity deposits were $836 million at December 31, 1993 compared to $674 million at December 31, 1992. Average deposits for the year were $742 million, 42% higher than for 1992.

    The Guaranteed Investment Contracts ("GIC") Division had pretax earnings of $27.2 million in 1993 and $18.2 million in 1992. GIC earnings have increased due to the growth in GIC deposits placed with Protective. At December 31, 1993, GIC deposits totaled $2.0 billion compared to $1.7 billion one year earlier.

    Pretax earnings from the Acquisitions Division increased $9.8 million in 1993 as compared to 1992. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. On July 30, 1993, Protective completed its acquisition of Wisconsin National. Protective also reinsured a block of universal life policies in the 1993 third quarter. These two acquisitions contributed approximately $5.1 million to 1993 earnings. The Division also experienced improved results in its other blocks of acquired policies.

    The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pre-tax losses for this segment were 6.7 million higher in 1993 as compared to 1992 primarily due to the aforementioned reapportionment of net investment income within Protective.

INCOME TAX EXPENSE

    The following table sets forth the effective income tax rates for the periods shown:

YEAR ENDED                                 EFFECTIVE INCOME TAX
DECEMBER 31                                        RATES
- ------------                               ---------------------
1993.....................................            33.4%
1992.....................................            29.6

    For the year ended December 31, 1992, the effective income tax rate was 29.6%. In August 1993, the corporate income tax rate was increased from 34% to 35%, which resulted in a one-time increase to income tax expense of $1.2 million due to a recalculation of Protective's deferred income tax liability. The effective income tax rate for 1993, excluding the one-time increase, was 33.4%. Management's estimate of the effective income tax rate for 1994 is 32%.

NET INCOME

    The following table sets forth net income for the periods shown:

                                                     NET INCOME
                                           -------------------------------
YEAR ENDED                                                    PERCENTAGE
DECEMBER 31                                    AMOUNT          INCREASE
- -------------                              ---------------   -------------
                                           (IN THOUSANDS)
1993....................................   $       56,155            39.6%
1992....................................           40,227            27.7

    Compared to 1992, net income in 1993 increased 39.6%, reflecting improved earnings in most of its major lines which were partially offset by a higher effective income tax rate and the $1.2 million one-time increase to income tax expense discussed above. Additionally, 1992 includes a reduction to income of approximately $1.1 million representing the cumulative effect of a change in accounting principle associated with Protective's adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

RECENTLY ISSUED ACCOUNTING STANDARDS

    In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Protective anticipates that the impact of adopting SFAS No. 114 on its financial condition will be insignificant.

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

    We have audited the consolidated financial statements and the financial statement schedules of Protective Life Insurance Company and Subsidiaries listed in the index on page 33 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1993. Also, as discussed in Note L to the Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.

                                          COOPERS & LYBRAND

February 14, 1994

                       PROTECTIVE LIFE INSURANCE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1993        1992        1991
                                                                               ----------  ----------  ----------
REVENUES
  Premiums and policy fees (net of premiums ceded: 1993 - $126,912; 1992 -
   $109,355; 1991 - $89,927).................................................  $  351,423  $  323,136  $  273,975
  Net investment income......................................................     354,165     274,991     222,619
  Realized investment gains (losses).........................................       5,054        (154)     (3,085)
  Other income...............................................................       4,756      10,675       7,495
                                                                               ----------  ----------  ----------
                                                                                  715,398     608,648     501,004
                                                                               ----------  ----------  ----------
BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance: 1993 - $95,708; 1992
   - $74,904; 1991 - $68,070)................................................     461,636     409,557     346,591
  Amortization of deferred policy acquisition costs..........................      73,335      48,403      39,831
  Other operating expenses...................................................      94,315      91,925      69,617
                                                                               ----------  ----------  ----------
                                                                                  629,286     549,885     456,039
                                                                               ----------  ----------  ----------
INCOME BEFORE INCOME TAX.....................................................      86,112      58,763      44,965
INCOME TAX EXPENSE
  Current....................................................................      33,039      19,475      11,699
  Deferred...................................................................      (3,082)     (2,082)        325
                                                                               ----------  ----------  ----------
                                                                                   29,957      17,393      12,024
                                                                               ----------  ----------  ----------
INCOME BEFORE MINORITY INTEREST..............................................      56,155      41,370      32,941
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES.................                      90       1,437
                                                                               ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE............      56,155      41,280      31,504
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF INCOME TAX:
 $542).......................................................................                   1,053
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   56,155  $   40,227  $   31,504
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31
                                                                                    ------------------------
                                                                                       1993          1992
                                                                                    ----------    ----------
ASSETS
Investments:
  Fixed maturities, 1993 at market (amortized cost: $2,985,670); 1992 at
   amortized cost (market: $2,247,828)..........................................    $3,051,292    $2,185,015
  Equity securities, at market (cost: 1993-$33,331; 1992-$21,804)...............        40,596        26,588
  Mortgage loans on real estate.................................................     1,408,444     1,178,864
  Investment real estate, net of accumulated depreciation (1993-$3,126;
   1992-$1,229).................................................................        21,928        16,887
  Policy loans..................................................................       141,136       117,873
  Other long-term investments...................................................        22,760        21,183
  Short-term investments........................................................        79,772        50,500
                                                                                    ----------    ----------
    Total investments...........................................................     4,765,928     3,596,910
Cash............................................................................        23,951        11,567
Accrued investment income.......................................................        51,330        41,547
Accounts and premiums receivable, net of allowance for uncollectible
 amounts (1993-$5,024; 1992-$1,108).............................................        20,473        27,461
Reinsurance receivables.........................................................       102,559         4,406
Deferred policy acquisition costs...............................................       299,307       274,923
Property and equipment, net.....................................................        33,046        32,029
Receivables from related parties................................................           382           279
Other assets....................................................................         7,473         7,629
Assets held in separate accounts................................................         3,400         3,406
                                                                                    ----------    ----------
                                                                                    $5,307,849    $4,000,157
                                                                                    ----------    ----------
                                                                                    ----------    ----------
LIABILITIES
Policy liabilities and accruals:
  Future policy benefits and claims.............................................    $1,380,845    $  929,592
  Unearned premiums.............................................................        88,785        75,177
                                                                                    ----------    ----------
                                                                                     1,469,630     1,004,769
Guaranteed investment contract deposits.........................................     2,015,075     1,694,530
Annuity deposits................................................................     1,005,742       674,062
Other policyholders' funds......................................................       141,975       122,770
Other liabilities...............................................................        74,375        64,350
Accrued income taxes............................................................         7,483         2,410
Deferred income taxes...........................................................        69,118        51,842
Short-term debt.................................................................            20            34
Long-term debt..................................................................            98         2,014
Indebtedness to related parties.................................................        48,943        41,143
Liabilities related to separate accounts........................................         3,400         3,406
Minority interest in consolidated subsidiaries..................................                       1,311
                                                                                    ----------    ----------
      Total liabilities.........................................................     4,835,859     3,662,641
                                                                                    ----------    ----------
COMMITMENTS AND CONTINGENCIES -- NOTE G
REDEEMABLE PREFERRED STOCK, $1.00 par value, at redemption value
 Shares authorized and issued: 2,000............................................         2,000         2,000
                                                                                    ----------    ----------
STOCKHOLDER'S EQUITY
Common Stock, $1.00 par value...................................................         5,000         5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital......................................................       126,494        85,494
Net unrealized gains on investments (Net of income tax: 1993-$19,774;
 1992-$1,628)...................................................................        39,284         3,156
Retained earnings...............................................................       305,176       247,986
Note receivable from PLC Employee Stock Ownership Plan..........................        (5,964)       (6,120)
                                                                                    ----------    ----------
      Total stockholder's equity................................................       469,990       335,516
                                                                                    ----------    ----------
                                                                                    $5,307,849    $4,000,157
                                                                                    ----------    ----------
                                                                                    ----------    ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            NET                        NOTE
                                                         ADDITIONAL     UNREALIZED                  RECEIVABLE        TOTAL
                                                COMMON    PAID-IN     GAINS (LOSSES)     RETAINED    FROM PLC     STOCKHOLDER'S
                                                STOCK     CAPITAL     ON INVESTMENTS     EARNINGS      ESOP          EQUITY
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1990...................   $5,000   $   74,011   $         (486)    $185,501   $  (6,890)    $    257,136
  Net income for 1991........................                                              31,504                       31,504
  Common dividends ($.70 per share)..........                                              (3,492)                      (3,492)
  Preferred dividends ($1,250 per share).....                                              (2,500)                      (2,500)
  Decrease in net unrealized losses on
   investments...............................                                  4,467                                     4,467
  Sale of PLC Stock to PLC ESOP (2,137
   shares)...................................                    28                                                         28
  Decrease in note receivable from PLC
   ESOP......................................                                                             627              627
  Purchase of minority interest of National
   Deposit...................................                10,698                                                     10,698
                                                ------   ----------          -------     --------   ----------    -------------
Balance, December 31, 1991...................   5,000        84,737            3,981      211,013      (6,263)         298,468
  Net income for 1992........................                                              40,227                       40,227
  Common dividends ($.38 per share)..........                                              (1,904)                      (1,904)
  Preferred dividends ($675 per share).......                                              (1,350)                      (1,350)
  Decrease in net unrealized gains on
   investments...............................                                   (825)                                     (825)
  Sale of PLC Stock to PLC ESOP (728
   shares)...................................                    16                                                         16
  Sale of PLC Stock to PLC (39,688 shares)...                   643                                                        643
  Transfer of assets from PLC................                    98                                                         98
  Decrease in note receivable from PLC
   ESOP......................................                                                             143              143
                                                ------   ----------          -------     --------   ----------    -------------
Balance, December 31, 1992...................   5,000        85,494            3,156      247,986      (6,120)         335,516
  Net income for 1993........................                                              56,155                       56,155
  Preferred dividends ($750 per share).......                                              (1,500)                      (1,500)
  Transfer of Southeast Health Plan, Inc.
   common stock to PLC.......................                                               2,535                        2,535
  Increase in net unrealized gains on
   investments...............................                                 36,128                                    36,128
  Capital contribution from PLC..............                41,000                                                     41,000
  Decrease in note receivable from PLC
   ESOP......................................                                                             156              156
                                                ------   ----------          -------     --------   ----------    -------------
Balance, December 31, 1993 -- Note H.........   $5,000   $  126,494   $       39,284     $305,176   $  (5,964)    $    469,990
                                                ------   ----------          -------     --------   ----------    -------------
                                                ------   ----------          -------     --------   ----------    -------------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31
                                                                                    ----------------------------------
                                                                                       1993        1992        1991
                                                                                    ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................................................  $   56,155  $   40,227  $   31,504
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs.............................      73,335      48,403      39,831
    Capitalization of deferred policy acquisition costs...........................     (92,935)    (81,160)    (62,711)
    Depreciation expense..........................................................       2,660       2,974       2,803
    Deferred income taxes.........................................................      16,987      (3,280)      1,077
    Accrued income taxes..........................................................       5,040       2,368        (743)
    Interest credited to universal life and investment products...................     220,772     173,658     132,533
    Policy fees assessed on universal life and investment products................     (67,314)    (46,383)    (37,546)
    Change in accrued investment income and other receivables.....................     (91,864)     (2,135)    (32,082)
    Change in policy liabilities and other policyholder funds of traditional life
     and health products..........................................................      47,212       4,307      (8,003)
    Change in other liabilities...................................................      11,970       6,230       5,682
    Other (net)...................................................................      10,517      (3,377)      8,236
                                                                                    ----------  ----------  ----------
Net cash provided by operating activities.........................................     192,535     141,832      80,581
                                                                                    ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of investments acquired....................................................  (2,320,628) (1,997,470) (1,521,244)
  Maturities and principal reductions of investments..............................   1,319,590     881,795     574,018
  Sale of investments.............................................................     244,683     338,850     191,896
  Acquisitions and bulk reinsurance assumptions...................................      14,170      23,274
  Principal payments on subordinated debenture of PLC.............................                   3,678         282
  Purchase of property and equipment..............................................      (3,451)     (2,679)     (3,857)
  Sale of property and equipment..................................................       1,817         181         392
                                                                                    ----------  ----------  ----------
Net cash used in investing activities.............................................    (743,819)   (752,371)   (758,513)
                                                                                    ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under line of credit arrangements and long-term debt....     574,423     297,300     132,465
  Proceeds from borrowing from PLC................................................                   4,700
  Proceeds from surplus note to PLC...............................................      35,000      15,000
  Capital contribution from PLC...................................................      41,000
  Principal payments on line of credit arrangements and long-term debt............    (577,767)   (297,331)   (154,188)
  Principal payment on surplus note to PLC........................................     (22,500)     (4,500)     (1,000)
  Dividends to stockholder........................................................      (1,500)     (3,254)     (5,992)
  Change in universal life and investment product deposits........................     515,012     607,721     686,458
                                                                                    ----------  ----------  ----------
Net cash provided by financing activities.........................................     563,668     619,636     657,743
                                                                                    ----------  ----------  ----------
INCREASE(DECREASE) IN CASH........................................................      12,384       9,097     (20,189)
CASH AT BEGINNING OF YEAR.........................................................      11,567       2,470      22,659
                                                                                    ----------  ----------  ----------
CASH AT END OF YEAR...............................................................  $   23,951  $   11,567  $    2,470
                                                                                    ----------  ----------  ----------
                                                                                    ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year:
    Interest on notes and mortgages payable.......................................  $    3,803  $      326  $    1,026
    Income taxes..................................................................  $   27,432  $   17,278  $   10,495
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Minority interest in consolidated subsidiary....................................  $   (1,311) $       90  $   (4,549)
  Merger of subsidiary............................................................                          $   10,698
  Sale of PLC stock to PLC........................................................              $      643
  Sale of PLC stock to ESOP.......................................................              $       16  $       28
  Reduction of principal on note from ESOP........................................  $      156  $      143  $      627
  Acquisitions and bulk reinsurance assumptions
    Assets acquired...............................................................  $  423,140  $  103,557
    Liabilities assumed...........................................................    (429,580)   (130,008)
                                                                                    ----------  ----------
    Net...........................................................................  $   (6,440) $  (26,451)
                                                                                    ----------  ----------
                                                                                    ----------  ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries ("Protective") are prepared on the basis of generally accepted accounting principles. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. See also Note B.

    ENTITIES INCLUDED

    The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Insurance Company and its wholly-owned subsidiaries including Wisconsin National Life Insurance Company ("Wisconsin National") and American Foundation Life Insurance Company ("American Foundation"). Protective is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company.

    Additionally, the financial statements include the accounts of majority-owned subsidiaries. The ownership interest of the other stockholders of these subsidiaries is called a minority interest and is reported as a liability of Protective and as an adjustment to income.

    PLC has from time to time merged other life insurance companies it has acquired (or formed) into Protective. Acquisitions have been accounted for as purchases by PLC. The results of such mergers have been included in the accompanying financial statements as if the mergers into Protective had occurred on the dates the merged companies were acquired (or formed) by PLC. Such mergers into Protective have been accounted for in a manner similar to that in pooling-of-interests accounting.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1992, Protective adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions." SFAS No. 106 was accounted for as a change in accounting principle with the cumulative effect reported as a reduction to income.

    In 1993, Protective adopted SFAS No. 109, "Accounting for Income Taxes." Adoption of this accounting standard did not have a material effect on Protective's financial statements.

    Protective also adopted in 1993 SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement eliminates the reporting of insurance activities net of the effects of reinsurance ceded. The adoption of this statement increased reported assets and liabilities by approximately $97.9 million at December 31, 1993. Protective has not restated any previously reported financial statements as a result of adopting this statement.

    At December 31, 1993, Protective adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting
SFAS No. 115 Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed by SFAS No. 115, these investments are recorded at their market values at December 31, 1993 with the resulting net unrealized gain recorded as an increase in stockholder's equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholder's equity by $34.6 million. In accordance with the provisions of SFAS No. 115, 1992 amounts have not been restated.

    INVESTMENTS

    Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

    - Fixed maturities (bonds, bank loan participations, and redeemable preferred stocks) -- 1993: at current market value; 1992: at cost, adjusted for amortization of premium or discount and other than temporary market value declines.

    - Equity securities (common and nonredeemable preferred stocks) -- at current market value.

    - Mortgage loans on real estate -- at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

    - Investment real estate -- at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

    - Policy loans -- at unpaid balances.

    - Other long-term investments -- at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

    - Short-term investments -- at cost, which approximates current market value.

    Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $11 million in bank deposits voluntarily restricted as to withdrawal.

    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis. Temporary changes in market values of certain investments are reflected as unrealized gains or losses directly in stockholder's equity (net of income tax) and accordingly have no effect on net income.

    A combination of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. Protective also uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At December 31, 1993, open interest rate swap contracts were in a $9.0 million unrealized gain position.

    CASH

    Cash includes all demand deposits reduced by the amount of outstanding checks and drafts.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment are reported at cost. Protective uses both accelerated and straight-line methods of depreciation based upon the estimated useful lives of the assets. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

    Property and equipment consisted of the following at December 31:

                                                                            1993       1992
                                                                          ---------  ---------
Administrative office building..........................................  $  35,284  $  35,267
Other, principally furniture and equipment..............................     21,576     19,901
                                                                          ---------  ---------
                                                                             56,860     55,168
Accumulated depreciation................................................     23,814     23,139
                                                                          ---------  ---------
                                                                          $  33,046  $  32,029
                                                                          ---------  ---------
                                                                          ---------  ---------

    REVENUES, BENEFITS, CLAIMS, AND EXPENSES

    - Traditional Life and Health Insurance Products -- Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and include whole life insurance policies, term life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

      Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions
      based   on  Protective's  experience  modified  as  necessary  to  reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions are graded and range from 2.5% to 7.0%. The liability for future policy benefits and claims on traditional life and health insurance products includes estimated unpaid claims that have been reported to Protective and claims incurred but not yet reported. Policy claims are charged to expense in the period that the claims are incurred.

    - Universal Life and Investment Products -- Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 1993.

      At December 31, 1993, Protective estimates the fair value of its guaranteed investment contracts to be $2,105 million using discounted cash flows. The surrender value of Protective's annuities which approximates fair value was $1,003 million.

    - Policy Acquisition Costs -- Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and annuities are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. For 1993, these costs have been reduced by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.

      At the time it adopted SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," Protective made certain assumptions regarding the mortality, persistency, expenses, and interest rates it expected to experience in future periods. Under SFAS No. 97, these assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions. Accordingly, Protective has substituted its actual experience to date for that previously assumed.

      The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs, discounted at interest rates averaging 15%. For acquisitions occurring after 1988, Protective amortizes the present value of future profits over the premium-payment period including accrued interest at 8%. The unamortized present value of future profits for such acquisitions was approximately $39.4 million and $29.9 million at December 31, 1993 and 1992, respectively. During 1993 $12.4 million of present value of future profits on acquisitions made during the year was capitalized, and $0.4 million was amortized. The unamortized present value of future profits for all acquisitions was $69.9 million at December 31, 1993 and $65.4 million at December 31, 1992.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PARTICIPATING POLICIES

    Participating business comprises approximately 4% of the ordinary life insurance in force and 4% of the ordinary life insurance premium income. Policyholder dividends totaled $2.6 million in 1993, $2.6 million in 1992, and $2.8 million in 1991, respectively.

    INCOME TAXES

    Protective uses the liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

    RECLASSIFICATIONS

    Certain reclassifications have been made in the previously reported financial statements to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on the previously reported net income, total assets, or stockholder's equity.

NOTE B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES
    Financial statements prepared in conformity with generally accepted accounting principals ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, (c) deferred income taxes are provided for significant temporary differences between financial and taxable earnings, (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to stockholder's equity, (e) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items), (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently, and (g) bonds are stated at market instead of amortized cost.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES (CONTINUED)
    The  reconciliations  of net  income  and stockholder's  equity  prepared in
conformity  with  statutory  reporting  practices   to  that  reported  in   the
accompanying consolidated financial statements are as follows:

                                                            NET INCOME                  STOCKHOLDER'S EQUITY
                                                  -------------------------------  -------------------------------
                                                    1993       1992       1991       1993       1992       1991
                                                  ---------  ---------  ---------  ---------  ---------  ---------
In conformity with statutory reporting
 practices:
  Protective Life Insurance Company.............  $  41,471  $  25,138  $  28,071  $ 263,075  $ 206,476  $ 177,285
  Wisconsin National Life Insurance Company.....      9,591                           50,885
  American Foundation Life Insurance Company....      1,415      2,155      2,401     18,290     18,394     17,717
  Empire General Life Assurance Corporation.....        408       (201)               10,588      5,178
  Capital Investors Life Insurance Company......        228                              879
  Protective Life Insurance Corporation of
   Alabama......................................         25                            2,073
  National Deposit Life Insurance Company1......                 5,386      5,730                           10,188
  Protective Life Insurance Acquisition
   Corporation2.................................                    22         (6)                           2,009
  Consolidation elimination.....................                   (74)    (1,000)   (80,715)   (21,572)   (17,726)
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                     53,138     32,426     35,196    265,075    208,476    189,473
Additions (deductions) by adjustment:
  Deferred policy acquisition costs, net of
   amortization.................................     25,686     33,476     22,908    299,307    274,923    214,895
  Policy liabilities and accruals...............    (15,586)   (26,486)   (16,474)   (69,844)   (45,583)   (16,215)
  Deferred income tax...........................      3,081      2,082       (325)   (69,118)   (51,842)   (55,121)
  Asset Valuation Reserve.......................                                      43,398     25,341     27,821
  Interest Maintenance Reserve..................     (1,432)       (93)               10,489      1,634
  Nonadmitted items.............................      1,190        685        (27)     7,742    (10,178)    (1,521)
  Timing differences on mortgage loans on real
   estate and fixed maturity investments........      1,645      1,296      3,297      7,350    (11,608)   (16,131)
  Net unrealized losses on investments..........                                        (334)      (378)    (1,648)
  Realized investment losses....................     (7,860)    (2,565)    (8,741)
  Noninsurance affiliates.......................        (12)       934     (1,606)        31     (2,535)    16,171
  Consolidation elimination.....................     (2,107)    (5,310)    (1,492)   (26,002)   (49,916)   (56,791)
  Minority interest in consolidated
   subsidiaries.................................                   (90)    (1,437)               (1,311)    (1,221)
  Other adjustments, net........................     (1,588)     3,872        205      1,896     (1,507)    (1,244)
                                                  ---------  ---------  ---------  ---------  ---------  ---------
  In conformity with generally accepted
   accounting principles........................  $  56,155  $  40,227  $  31,504  $ 469,990  $ 335,516  $ 298,468
                                                  ---------  ---------  ---------  ---------  ---------  ---------
                                                  ---------  ---------  ---------  ---------  ---------  ---------

- --------------------------
(1)   Merged into Protective in September 1992.
(2) Formed to facilitate Protective's acquisition of Employers National Life Insurance Company. See Note F.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS
    Major categories of investment income for the years ended December 31 are summarized as follows:

                                                              1993        1992        1991
                                                           ----------  ----------  ----------
Fixed maturities.........................................  $  211,566  $  174,051  $  132,206
Equity securities........................................       1,519         939       2,573
Mortgage loans on real estate............................     130,262     108,128      88,664
Investment real estate...................................       2,119       1,848       1,095
Policy loans.............................................       7,558       6,781       6,395
Other, principally short-term investments................      18,779       3,799       9,615
                                                           ----------  ----------  ----------
                                                              371,803     295,546     240,548
Investment expenses......................................      17,638      20,555      17,929
                                                           ----------  ----------  ----------
                                                           $  354,165  $  274,991  $  222,619
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                1993        1992       1991
                                                              ---------  ----------  ---------
Fixed maturities............................................  $  10,508  $    8,163  $   2,547
Equity securities...........................................      2,230       3,688        763
Other investments...........................................     (7,684)    (12,005)    (6,395)
                                                              ---------  ----------  ---------
                                                              $   5,054  $     (154) $  (3,085)
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $35.2, $26.5 million, and $16.8 million at December 31, 1993, 1992, and 1991, respectively. Additions to the allowance are included in realized investment losses. Without such additions, Protective had realized investment gains of $13.8 million, $9.5 million, and $7.4 million in 1993, 1992, and 1991, respectively.

    In 1993, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $8.3 million and gross losses were less than $0.4 million. In 1992, gross gains on the sale of fixed maturities were $12.8 million and gross losses were $1.7 million. In 1991, gross gains were $4.8 million and gross losses were $1.9 million.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The amortized cost and estimated market value of Protective's investments classified as available for sale at December 31, 1993 are as follows:

                                                            GROSS        GROSS      ESTIMATED
                                            AMORTIZED     UNREALIZED   UNREALIZED     MARKET
1993                                           COST         GAINS        LOSSES       VALUES
- -----------------------------------------  ------------   ----------   ----------  ------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities...........  $  1,531,012   $  31,532    $     957   $  1,561,587
    United States Government and
     authorities.........................        89,372       2,818            0         92,190
    States, municipalities, and political
     subdivisions........................        15,024         133            2         15,155
    Public utilities.....................       339,613       4,262          252        343,623
    Convertibles and bonds with
     warrants............................         1,421           0          167          1,254
    All other corporate bonds............       822,505      28,799          688        850,616
  Bank loan participations...............       151,278           0            0        151,278
  Redeemable preferred stocks............        35,445         226           82         35,589
                                           ------------   ----------   ----------  ------------
                                              2,985,670      67,770        2,148      3,051,292
Equity securities........................        33,331       8,560        1,295         40,596
Short-term investments...................        79,772           0            0         79,772
                                           ------------   ----------   ----------  ------------
                                           $  3,098,773   $  76,330    $   3,443   $  3,171,660
                                           ------------   ----------   ----------  ------------
                                           ------------   ----------   ----------  ------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The amortized cost and estimated market values of Protective's investments in fixed maturities at December 31, 1992 are as follows:

                                                            GROSS        GROSS      ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      MARKET
1992                                           COST         GAINS       LOSSES        VALUES
- -----------------------------------------  ------------  -----------  -----------  ------------
Bonds:
  Mortgage-backed securities.............  $  1,269,620   $  35,637    $       0   $  1,305,257
  United States Government and
   authorities...........................        21,307       2,595            0         23,902
  States, municipalities, and political
   subdivisions..........................           935         228            0          1,163
  Public utilities.......................       260,590       7,787            0        268,377
  Convertibles and bonds with warrants...         5,224         193            0          5,417
  All other corporate bonds..............       473,536      15,883            0        489,419
Bank loan participations.................       148,683           0            0        148,683
Redeemable preferred stocks..............         5,120         490            0          5,610
                                           ------------  -----------  -----------  ------------
                                           $  2,185,015   $  62,813    $       0   $  2,247,828
                                           ------------  -----------  -----------  ------------
                                           ------------  -----------  -----------  ------------

    The amortized cost and estimated market value of fixed maturities at December 31, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay certain of these obligations.

                                                                          ESTIMATED     ESTIMATED
                                                                          AMORTIZED       MARKET
                                                                             COST         VALUES
                                                                         ------------  ------------
1993
  Due in one year or less..............................................  $     24,667  $     24,755
  Due after one year through five years................................       359,545       367,836
  Due after five years through ten years...............................       550,773       567,778
  Due after ten years..................................................     2,050,685     2,090,923
                                                                         ------------  ------------
                                                                         $  2,985,670  $  3,051,292
                                                                         ------------  ------------
                                                                         ------------  ------------
1992
  Due in one year or less..............................................  $     26,474  $     26,790
  Due after one year through five years................................       305,732       310,355
  Due after five years through ten years...............................       271,307       281,648
  Due after ten years..................................................     1,581,502     1,629,035
                                                                         ------------  ------------
                                                                         $  2,185,015  $  2,247,828
                                                                         ------------  ------------
                                                                         ------------  ------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The approximate percentage distribution of Protective's fixed maturity investments by quality rating at December 31 is as follows:

RATING                                                            1993       1992
- ------------------------------------------------------------     ------     ------
AAA.........................................................       52.5%      51.7%
AA..........................................................        7.8       10.0
A...........................................................       15.1       15.8
BBB
  Bonds.....................................................       16.2       12.9
  Bank loan participations..................................        1.0        2.7
BB or Less
  Bonds.....................................................        2.2        2.5
  Bank loan participations..................................        4.0        4.1
Redeemable preferred stocks.................................        1.2        0.3
                                                                 ------     ------
                                                                  100.0%     100.0%
                                                                 ------     ------
                                                                 ------     ------

    At December 31, 1993, Protective had bonds which were rated less than investment grade of $67.3 million having an amortized cost of $66.7 million. Additionally, Protective had bank loan participations which were rated less than investment grade of $121.7 million, having an amortized cost of $121.7 million.

    The change in unrealized gains (losses) on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                                                     1993       1992       1991
                                                                   ---------  ---------  ---------
Fixed maturities.................................................  $   1,198  $      76  $  65,955
Equity securities................................................  $   1,565  $    (825) $   4,467

    At  December 31,  1993, all of  Protective's mortgage  loans were commercial loans of which 79% were retail, 9% were warehouses, and 8% were office buildings. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 7% of mortgage loans. Approximately 85% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Alabama, North Carolina, Tennessee, Georgia, South Carolina, Texas, Florida, Mississippi, Virginia, Colorado, California, Ohio, Wisconsin, Illinois, Indiana, and Michigan.

    Many of the mortgage loans have call provisions after five to seven years. Assuming the loans are called at their next call dates, approximately $50.2 million would become due in 1994, $480.1 million in 1995 to 1998, and $218.7 million in 1999 to 2003.

    At December 31, 1993, the average mortgage loan was $1.4 million, and the weighted average interest rate was 9.6%. The largest mortgage loan was $9.3 million. While Protective's $1,408.4 million of mortgage loans do not have quoted market values, at December 31, 1993, Protective estimates the market value of its mortgage loans to be $1,524.2 million using discounted cash flows from the next call date.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    At December 31, 1993 and 1992, Protective's problem mortgage loans and foreclosed properties totaled $27.1 million and $16.4 million, respectively. Protective expects no significant loss of principal.

    Certain investments, principally real estate, with a carrying value of $9.9 million were nonincome producing for the twelve months ended December 31, 1993.

    Mortgage loans to Fletcher Bright and Kenneth Karl totaling $92.1 million and $48.5 million, respectively, exceeded 10% of stockholder's equity at December 31, 1993.

    The Company believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits. Policy loan interest rates generally range from 4.5% to 8.0% The fair values of Protective's other long-term investments approximate cost.

NOTE D -- FEDERAL INCOME TAXES
    Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                  1993       1992       1991
                                                                 ------     ------     ------
Statutory federal income tax rate applied to pretax
 income.....................................................       35.0%      34.0%      34.0%
Amortization of nondeductible goodwill......................                   0.4        0.1
Dividends received deduction and tax-exempt interest........       (0.5)      (1.0)      (1.1)
Tax benefits arising from prior acquisitions and other
 adjustments................................................       (1.1)      (3.8)      (5.5)
Special deduction for life insurance companies..............                              (.8)
                                                                 ------     ------     ------
Effective income tax rate...................................       33.4%      29.6%      26.7%
                                                                 ------     ------     ------
                                                                 ------     ------     ------

    In August 1993, the corporate income tax rate was increased from 34% to 35% which resulted in a one-time increase to income tax expense of $1.2 million due to a recalculation of Protective's deferred income tax liability. The effective income tax rate for 1993 of 33.4% excludes the one-time increase.

    The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- FEDERAL INCOME TAXES (CONTINUED)
    Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                  1993       1992       1991
                                                                ---------  ---------  ---------
Deferred policy acquisition costs.............................  $   8,861  $   7,351  $   3,033
Benefit and other policy liability changes....................    (10,416)    (9,005)    (5,601)
Temporary differences of investment income....................                   336      1,366
Effect of operating loss carryforward.........................                     0      4,841
Other items...................................................     (1,527)      (764)    (3,314)
                                                                ---------  ---------  ---------
                                                                $  (3,082) $  (2,082) $     325
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The components of Protective's net deferred income tax liability as of December 31, 1993 were as follows:

                                                                                       1993
                                                                                     ---------
Deferred income tax assets:
  Policy and policyholder liability reserves.......................................  $  25,123
  Other............................................................................      4,484
                                                                                     ---------
                                                                                        29,607
                                                                                     ---------
Deferred income tax liabilities:
  Deferred policy acquisition costs................................................     79,199
  Unrealized gain on investments...................................................     19,526
                                                                                     ---------
                                                                                        98,725
                                                                                     ---------
  Net deferred income tax liability................................................  $  69,118
                                                                                     ---------
                                                                                     ---------

    Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1993 was approximately $50.7 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $184 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Protective does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

    At December 31, 1993 Protective has no unused income tax loss carryforwards.

    Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE E -- DEBT
    Short-term and long-term debt at December 31 are summarized as follows:

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
Short-term debt:
  Current portion of mortgage and other notes payable........................  $      20  $      34  $      31
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------
Long-term debt:
  Mortgage and other notes payable less current portion......................  $      98  $   2,014  $   2,048
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

    At December 31, 1993, PLC had borrowed under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 40% of its total capital.

    Included in indebtedness to related parties are three surplus debentures issued by Protective to PLC. At December 31, 1993, the balance of the three surplus debentures combined was $48.9 million.

    Interest expense totaled $5.0 million, $3.3 million, and $3.5 million in 1993, 1992, and 1991, respectively.

NOTE F -- ACQUISITIONS
    In March 1992, regulatory approval was received to merge Employers National Life Insurance Company into Protective. Additionally, effective July 1, 1992, Protective assumed all of the policy obligations associated with the credit life and credit accident and health insurance business produced by Durham Life Insurance Company.

    In July 1993, Protective acquired Wisconsin National Life Insurance Company ("Wisconsin National"). In addition, Protective reinsured a block of universal life policies.

    These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since the effective dates of the agreements.

    Summarized below are the consolidated results of operations for 1993 and 1992, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1992. The pro forma information is based on Protective's consolidated results of operations for 1993 and 1992 and on data provided by Wisconsin National, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                                     1993        1992
                                                                                  ----------  ----------
                                                                                       (UNAUDITED)
Total revenues..................................................................  $  747,157  $  676,572
Net income......................................................................  $   58,033  $   44,109

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE G -- COMMITMENTS AND CONTINGENT LIABILITIES
    At December 31, 1993, Protective was committed to fund mortgage loans and to purchase fixed maturity and other long-term investments in the amount of approximately $168.0 million. Also, Protective has issued a guarantee in connection with the sale of certain tax-exempt mortgage loans which may be put to Protective in the event of default. At December 31, 1993, the loans totaled $25.8 million.

    Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

NOTE H -- STOCKHOLDER'S EQUITY AND RESTRICTIONS
    At December 31, 1993, approximately $295 million of consolidated stockholder's equity represented net assets of Protective that cannot be transferred in the form of dividends, loans, or advances to PLC. Generally, the net assets of Protective available for transfer to PLC are limited to the amounts that Protective's net assets, as determined in accordance with statutory accounting practices, exceed certain minimum amounts. However, payments of such amounts as dividends may be subject to approval by regulatory authorities.

NOTE I -- REDEEMABLE PREFERRED STOCK
    PLC owns all of the 2,000 shares of redeemable preferred stock issued by Protective's subsidiary, American Foundation. The entire issue was reissued in 1991 and will be redeemed September 30, 1996 for $1 thousand per share, or $2 million. The stock pays, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million. Dividends of $1.5 million, $1.4 million, and $2.5 million were paid to PLC in 1993, 1992, and 1991, respectively.

NOTE J -- RELATED PARTY MATTERS
    Receivables from related parties consisted of receivables from affiliates under control of PLC in the amounts of $382 thousand and $279 thousand at December 31, 1993 and 1992, respectively. Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

    On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $6.0 million at December 31, 1993, is accounted for as a reduction to stockholder's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

    Protective leases furnished office space and computers to affiliates. Lease revenues were $2.8 million in 1993, $2.6 million in 1992, and $2.8 million in 1991. Protective purchases data processing, legal, investment

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE J -- RELATED PARTY MATTERS (CONTINUED)
and management services from affiliates. The costs of such services were $20.4 million, $27.5 million, and $24.7 million in 1993, 1992, and 1991, respectively. Commissions paid to affiliated marketing organizations of $5.8 million, $4.8 million, and $2.8 million in 1993, 1992, and 1991, respectively, were included in deferred policy acquisition costs.

    Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees for various types of group insurance. Such premiums and policy fees amounted to $10.3 million, $10.9 million, and $10.4 million in 1993, 1992, and 1991, respectively.

    For a discussion of indebtedness to related parties, see Note E.

NOTE K -- BUSINESS SEGMENTS
    Protective operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income before income tax, and identifiable assets of Protective's business segments. The primary components of revenues are premiums and policy fees, net investment income, and realized investment gains and losses. Premiums and policy fees are attributed directly to each business segment. Net investment income is allocated based on directly related assets required for transacting that segment of business.

    Realized investment gains (losses) and expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

    Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

    There are no significant intersegment transactions.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE K -- BUSINESS SEGMENTS (CONTINUED)

                                                                    1993          1992          1991
                                                                ------------  ------------  ------------
TOTAL REVENUES
Agency........................................................  $    111,497  $     90,516  $     80,381
Group.........................................................       143,423       129,778       129,576
Financial Institutions........................................        96,443        63,041        35,419
Investment Products...........................................        69,550        47,678        31,000
Guaranteed Investment Contracts...............................       167,233       138,617       104,803
Acquisitions..................................................       123,855        93,634        95,847
Corporate and Other...........................................         1,521        46,973        26,663
Unallocated Realized Investment Gains (Losses)................         1,876        (1,589)       (2,685)
                                                                ------------  ------------  ------------
                                                                $    715,398  $    608,648  $    501,004
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Agency........................................................          15.6%         14.9%         16.0%
Group.........................................................          20.0          21.3          25.9
Financial Institutions........................................          13.5          10.4           7.1
Investment Products...........................................           9.7           7.8           6.2
Guaranteed Investment Contracts...............................          23.4          22.8          20.9
Acquisitions..................................................          17.3          15.4          19.1
Corporate and Other...........................................           0.2           7.7           5.3
Unallocated Realized Investment Gains (Losses)................           0.3          (0.3)         (0.5)
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
INCOME BEFORE INCOME TAX
Agency........................................................  $     20,324  $     12,976  $     11,948
Group.........................................................        10,435         7,762         8,150
Financial Institutions........................................         7,220         4,669         4,283
Investment Products...........................................         3,402         4,191           134
Guaranteed Investment Contracts*..............................        27,218        18,266        10,887
Acquisitions..................................................        29,845        20,031        23,493
Corporate and Other*..........................................       (14,208)       (7,543)      (11,245)
Unallocated Realized Investment Gains (Losses)................         1,876        (1,589)       (2,685)
                                                                ------------  ------------  ------------
                                                                $     86,112  $     58,763  $     44,965
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Agency........................................................          23.6%         22.1%         26.6%
Group.........................................................          12.1          13.2          18.1
Financial Institutions........................................           8.4           7.9           9.5
Investment Products...........................................           4.0           7.1           0.3
Guaranteed Investment Contracts...............................          31.6          31.1          24.2
Acquisitions..................................................          34.6          34.1          52.2
Corporate and Other...........................................         (16.5)        (12.8)        (25.0)
Unallocated Realized Investment Gains (Losses)................           2.2          (2.7)         (5.9)
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE K -- BUSINESS SEGMENTS (CONTINUED)

                                                                    1993          1992          1991
                                                                ------------  ------------  ------------
IDENTIFIABLE ASSETS
Agency........................................................  $    641,992  $    507,449  $    411,955
Group.........................................................       208,790       161,445       149,090
Financial Institutions........................................       189,943       145,014        65,785
Investment Products...........................................       876,691       683,450       430,286
Guaranteed Investment Contracts*..............................     2,041,463     1,696,786     1,291,743
Acquisitions..................................................     1,145,357       599,022       576,550
Corporate and Other...........................................       203,613       206,991       194,945
                                                                ------------  ------------  ------------
                                                                $  5,307,849  $  4,000,157  $  3,120,354
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Agency........................................................          12.1%         12.7%         13.2%
Group.........................................................           3.9           4.0           4.8
Financial Institutions........................................           3.6           3.6           2.1
Investment Products...........................................          16.5          17.1          13.8
Guaranteed Investment Contracts...............................          38.5          42.4          41.4
Acquisitions..................................................          21.6          15.0          18.5
Corporate and Other...........................................           3.8           5.2           6.2
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

- ------------------------
* Income before income tax for the Guaranteed Investment Contracts Division has not been reduced for pretax minority interest of $1,631 in 1991. Income before income tax for the Corporate and Other segment has not been reduced by pretax minority interest of $90 in 1992 and 1991.

NOTE L -- EMPLOYEE BENEFIT PLANS
    PLC has a defined benefit pension plan covering substantially all of its employees. The plan is not separable by affiliates participating in the plan. However, approximately 76% of the participants in the plan are employees of Protective. The benefits are based on years of service and the employee's highest thirty-six consecutive months of compensation. PLC's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE L -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 is as follows:

                                                                                      1993       1992
                                                                                    ---------  ---------
Accumulated benefit obligation, including vested benefits of $12,406 in 1993 and
 $10,306 in 1992..................................................................  $  12,692  $  10,537
                                                                                    ---------  ---------
Projected benefit obligation for service rendered to date.........................  $  20,480  $  16,999
Plan assets at fair value (group annuity contract with Protective)................     15,217     13,608
                                                                                    ---------  ---------
Plan assets less than the projected benefit obligation............................     (5,263)    (3,391)
Unrecognized net loss from past experience different from that assumed............      2,244        550
Unrecognized prior service cost...................................................      2,069      2,256
Unrecognized net transition asset.................................................       (118)      (135)
                                                                                    ---------  ---------
Net pension liability recognized in balance sheet.................................  $  (1,068) $    (720)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Net pension cost includes the following components for the years ended December 31:

                                                                  1993       1992       1991
                                                                ---------  ---------  ---------
Service cost -- benefits earned during the year...............  $   1,191  $     970  $     690
Interest cost on projected benefit obligation.................      1,396      1,257        956
Actual return on plan assets..................................     (1,270)    (1,172)    (1,102)
Net amortization and deferral.................................        704        130        113
                                                                ---------  ---------  ---------
Net pension cost..............................................  $   2,021  $   1,185  $     657
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Protective's share of the net pension cost was $1,543 thousand, $816 thousand, and $315 thousand, in 1993, 1992, and 1991, respectively.

    Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                          1993         1992         1991
                                                                       -----------  -----------  -----------
Weighted average discount rate.......................................        7.5%         8.0%         8.0%
Rates of increase in compensation level..............................        5.5%         6.0%         6.0%
Expected long-term rate of return on assets..........................        8.5%         8.5%         8.5%

    Assets of the pension plan are included in the general assets of Protective. Upon retirement, the amount of pension plan assets vested in the retiree is used to purchase a single premium annuity from Protective in the retiree's name. Therefore, amounts presented above as plan assets exclude assets relating to retirees.

    PLC also sponsors an unfunded Excess Benefits Plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal tax law. At December 31, 1993, the projected benefit obligation of this plan totaled $2.6 million.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE L -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    In addition to pension benefits, PLC provides limited health care benefits to eligible retired employees until age 65. PLC and Protective have adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

    At January 1, 1992, PLC recognized a $1.6 million accumulated postretirement benefit obligation, of which $0.9 million relates to current retirees and $0.7 million relates to active employees. The $1.6 million (representing Protective's entire liability for such benefits), net of $0.5 million tax, was accounted for as a cumulative effect of a change in accounting principle and shown as a reduction to income. The postretirement benefit is provided by an unfunded plan. At December 31, 1993, the liability for such benefits totaled $1.6 million. The expense recorded by Protective was $0.2 million in 1993 and 1992. PLC's obligation is not materially affected by a 1% change in the health care cost trend assumptions used in the calculation of the obligation.

    Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees' annual compensation. This plan is partially funded at a maximum of $50 thousand face amount of insurance.

    In 1990, PLC established an Employee Stock Ownership Plan to match employee contributions to PLC's existing 401(k) Plan. Previously, PLC matched employee contributions in cash. The expense recorded by PLC for this employee benefit was $249 thousand, $412 thousand and $451 thousand in 1993, 1992, and 1991, respectively.

NOTE M -- REINSURANCE
    Protective assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, Protective will not carry more than $500 thousand individual life insurance on a single risk.

    Protective has reinsured approximately $7.5 billion, $7.0 billion, and $5.3 billion in face amount of life insurance risks with other insurers representing $37.9 million, $34.8 million, and $28.3 million of premium income for 1993, 1992, and 1991, respectively. Protective has also reinsured accident and health risks representing $88.9 million, $74.6 million, and $61.6 million of premium income for 1993, 1992, and 1991, respectively. In 1992, policy liabilities and accruals are shown net of policy and claim reserves relating to insurance ceded of $90.1 million. In 1993, policy and claim reserves relating to insurance ceded of $97.8 million are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1993 and 1992, Protective had paid $4.8 million and $4.4 million, respectively, of ceded benefits which are recoverable from reinsurers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Not required in accordance with General Instruction J(2)(c).

ITEM 11.  EXECUTIVE COMPENSATION

    Not required in accordance with General Instruction J(2)(c).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Not required in accordance with General Instruction J(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not required in accordance with General Instruction J(2)(c).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

        1.  Financial Statements (Item 8)

        2.  Financial Statement Schedules (see index annexed)

        3.  Exhibits:

            The exhibits listed in the Exhibit Index on page 40 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 25, 1994.

                                          PROTECTIVE LIFE INSURANCE COMPANY

                                          By:       /s/ DRAYTON NABERS, JR.

                                             -----------------------------------
                                                          President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                           SIGNATURE                                TITLE                       DATE
           -----------------------------------------  ----------------------------------  -----------------
      (i)  Principal Executive Officer
                   /s/  DRAYTON NABERS, JR.                       President                  March 25, 1994
               --------------------------------
                      Drayton Nabers, Jr.
           Principal Financial Officer
     (ii)
                    /s/      JOHN D. JOHNS               Executive Vice President and        March 25, 1994
               --------------------------------            Chief Financial Officer
                         John D. Johns
           Principal Accounting Officer
    (iii)
                    /s/     JERRY W. DEFOOR             Vice President and Controller,       March 25, 1994
               --------------------------------          and Chief Accounting Officer
                        Jerry W. DeFoor
     (iv)  Board of Directors:
                   /s/  DRAYTON NABERS, JR.                        Director                  March 25, 1994
               --------------------------------
                      Drayton Nabers, Jr.
                    /s/      JOHN D. JOHNS                         Director                  March 25, 1994
               --------------------------------
                         John D. Johns
                               *                                   Director                  March 25, 1994
               --------------------------------
                       Ormond L. Bentley
                               *                                   Director                  March 25, 1994
               --------------------------------
                       R. Stephen Briggs
                               *                                   Director                  March 25, 1994
               --------------------------------
                       Jim E. Massengale
                               *                                   Director                  March 25, 1994
               --------------------------------
                       Steven A. Schultz
                               *                                   Director                  March 25, 1994
               --------------------------------
                       Wayne E. Stuenkel
                               *                                   Director                  March 25, 1994
               --------------------------------
                      A. S. Williams III
     *By:           /s/     JERRY W. DEFOOR
               --------------------------------
                        Jerry W. DeFoor
                       ATTORNEY-IN-FACT

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................................................          7
Consolidated Statements of Income for the years ended December 31, 1993, 1992, and
 1991..................................................................................          8
Consolidated Balance Sheets as of December 31, 1993 and 1992...........................          9
Consolidated Statements of Stockholder's Equity for the years ended
 December 31, 1993, 1992, and 1991.....................................................         10
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992, and
 1991..................................................................................         11
Notes to Consolidated Financial Statements.............................................         12
Financial Statement Schedules:
  Schedule I -- Summary of Investments -- Other than Investments in Related Parties....         34
  Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters,
   and Employees Other Than Related Parties............................................         35
  Schedule IV -- Indebtedness of and to Related Parties................................         36
  Schedule V -- Supplementary Insurance Information....................................         37
  Schedule VI -- Reinsurance...........................................................         38
  Schedule IX -- Short Term Borrowings.................................................         39

    All  other schedules  to the  consolidated financial  statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                      SCHEDULE I -- SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------------------
                               COL. A                                    COL. B        COL. C         COL. D
- -----------------------------------------------------------------------------------------------------------------
                                                                                                     AMOUNT AT
                                                                                                    WHICH SHOWN
                                                                                                    IN BALANCE
                         TYPE OF INVESTMENT                               COST         VALUE           SHEET
- --------------------------------------------------------------------  ------------  ------------  ---------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities......................................  $  1,531,012  $  1,561,587   $   1,561,587
    United States Government and government agencies and
     authorities....................................................        89,372        92,190          92,190
    States, municipalities, and political subdivisions..............        15,024        15,155          15,155
    Public utilities................................................       339,613       343,623         343,623
    Convertibles and bonds with warrants attached...................         1,421         1,254           1,254
    All other corporate bonds.......................................       822,505       850,616         850,616
  Bank loan participations..........................................       151,278       151,278         151,278
  Redeemable preferred stocks.......................................        35,445        35,589          35,589
                                                                      ------------  ------------  ---------------
      TOTAL FIXED MATURITIES........................................     2,985,670     3,051,292       3,051,292
                                                                      ------------  ------------  ---------------
Equity securities:
  Common stocks -- Industrial, miscellaneous, and all other.........        29,259        36,253          36,253
  Nonredeemable preferred stocks....................................         4,072         4,343           4,343
                                                                      ------------  ------------  ---------------
      TOTAL EQUITY SECURITIES.......................................        33,331        40,596          40,596
                                                                      ------------  ------------  ---------------
Mortgage loans on real estate.......................................     1,408,444       --            1,408,444
Investment real estate..............................................        21,928       --               21,928
Policy loans........................................................       141,136       --              141,136
Other long-term investments.........................................        22,760       --               22,760
Short-term investments..............................................        79,772       --               79,772
                                                                      ------------                ---------------
      TOTAL INVESTMENTS.............................................  $  4,693,041       --       $    4,765,928
                                                                      ------------                ---------------
                                                                      ------------                ---------------

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
       UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                 ---------------------------------------------------------------------------------------------------
                                     COL. A                        COL. B       COL. C        COL. D         COL. E
                 ---------------------------------------------------------------------------------------------------
                                                                                            DEDUCTIONS
                                                                 BALANCE AT                  (AMOUNTS      BALANCE AT
  YEAR ENDED                                                      BEGINNING    ADDITIONS     COLLECTED    END OF PERIOD
  DECEMBER 31                    NAME OF DEBTOR                   OF PERIOD      (NET)         NET)         (CURRENT)
- ---------------  ----------------------------------------------  -----------  -----------  -------------  -------------
        1993     Affiliates under common control of Protective
                  Life Corporation (Parent of Registrant)         $     279    $     103                    $     382
        1992     Affiliates under common control of Protective
                  Life Corporation (Parent of Registrant)             1,898                  $   1,619            279
        1991     Affiliates under common control of Protective
                  Life Corporation (Parent of Registrant)              (596)       2,494                        1,898

             SCHEDULE IV -- INDEBTEDNESS OF AND TO RELATED PARTIES
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

                 ---------------------------------------------------------------------------------------------------
                                      COL. A                          COL. B       COL. C       COL. D        COL. E
                 ---------------------------------------------------------------------------------------------------
                                                                    BALANCE AT
  YEAR ENDED                                                         BEGINNING                              BALANCE AT
  DECEMBER 31                     NAME OF PERSON                     OF PERIOD    ADDITIONS   DEDUCTIONS   END OF PERIOD
- ---------------  -------------------------------------------------  -----------  -----------  -----------  -------------
                                                                                      INDEBTEDNESS OF
                                                                    ----------------------------------------------------
        1993     Protective Life Corporation
                  (Parent of Registrant)..........................   $       0                               $       0
        1992     Protective Life Corporation
                  (Parent of Registrant)..........................       8,996                 $   8,996             0
        1991     Protective Life Corporation
                  (Parent of Registrant)..........................       3,960    $   5,318          282         8,996

                                                                                      INDEBTEDNESS TO
                                                                    ----------------------------------------------------
        1993     Protective Life Corporation
                  (Parent of Registrant)..........................   $  41,143    $  20,000    $  12,200     $  48,943
        1992     Protective Life Corporation
                  (Parent of Registrant)..........................      25,943       19,700        4,500        41,143
        1991     Protective Life Corporation
                  (Parent of Registrant)..........................      26,943                     1,000        25,943

               SCHEDULE V -- SUPPLEMENTARY INSURANCE INFORMATION
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

- ----------------------------------------------------------------------------------------------------------------------------------
          COL. A              COL. B      COL. C      COL. D        COL. E        COL. F       COL. G                    COL. H
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                    GIC AND
                                          FUTURE                    ANNUITY
                             DEFERRED     POLICY                   DEPOSITS      PREMIUMS                  REALIZED     BENEFITS
                              POLICY     BENEFITS                  AND OTHER        AND          NET      INVESTMENT       AND
                            ACQUISITION     AND      UNEARNED    POLICYHOLDERS'   POLICY     INVESTMENT      GAINS     SETTLEMENT
         SEGMENT               COSTS      CLAIMS     PREMIUMS        FUNDS         FEES      INCOME (1)    (LOSSES)     EXPENSES
- --------------------------  -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
Year Ended
 December 31, 1993:
  Agency..................   $ 129,265   $ 483,604   $     368    $    11,762    $  77,338    $  34,153                 $  55,972
  Group...................      20,520      99,412       2,786         83,522      126,027       14,522                   101,266
  Financial
   Institutions...........      59,163      39,508      85,042          2,913       87,355        8,921                    42,840
  Investment Products.....      18,934      52,516           0        789,668          856       66,691    $   2,003       49,569
  Guaranteed Investment
   Contracts..............       1,464           0           0      2,015,075            0      166,058        1,175      137,380
  Acquisitions............      69,942     705,487         501        259,513       58,562       65,290                    73,463
  Corporate and Other.....          19         318          88            339        1,285       (1,470)                    1,146
  Unallocated Realized
   Investment Gains
   (Losses)...............           0           0           0              0            0            0        1,876            0
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
    TOTAL.................   $ 299,307   $1,380,845  $  88,785    $ 3,162,792    $ 351,423    $ 354,165    $   5,054    $ 461,636
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
Year Ended
 December 31, 1992:
  Agency..................   $ 110,408   $ 382,025   $       2    $     8,847    $  62,776    $  27,723                 $  49,755
  Group...................      14,801      66,551       2,422         77,671      112,985       12,620                    93,380
  Financial
   Institutions...........      49,684      20,207      71,878          3,246       56,990        6,051                    25,342
  Investment Products.....      30,228      27,051           0        626,171          586       46,618    $     473       37,021
  Guaranteed Investment
   Contracts..............       2,256           0           0      1,694,530            0      137,654          962      117,321
  Acquisitions............      65,868     428,991         655         80,458       48,068       45,543                    56,901
  Corporate and Other.....       1,678       4,767         220            439       41,731       (1,218)                   29,837
  Unallocated Realized
   Investment Gains
   (Losses)...............           0           0           0              0            0            0       (1,589)           0
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
    TOTAL.................   $ 274,923   $ 929,592   $  75,177    $ 2,491,362    $ 323,136    $ 274,991    $    (154)   $ 409,557
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
Year Ended
 December 31, 1991:
  Agency..................   $  87,801   $ 317,221   $       2    $     6,931    $  55,755    $  24,611                 $  44,316
  Group...................      10,285      63,217       1,895         73,693      112,317       12,425                    97,794
  Financial
   Institutions...........      24,997       5,815      34,541            432       31,267        4,060                     8,917
  Investment Products.....      20,791      17,280           0        392,215          205       30,675    $     119       25,336
  Guaranteed Investment
   Contracts..............       2,985           0           0      1,264,603            0      105,217         (519)      91,485
  Acquisitions............      65,873     406,622         880         82,634       50,104       45,742                    55,195
  Corporate and Other.....       2,163       8,453       1,531            591       24,327         (111)                   23,548
  Unallocated Realized
   Investment Gains
   (Losses)...............           0           0           0              0            0            0       (2,685)           0
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
    TOTAL.................   $ 214,895   $ 818,608   $  38,849    $ 1,821,099    $ 273,975    $ 222,619    $  (3,085)   $ 346,591
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
                            -----------  ---------  -----------  -------------  -----------  -----------  -----------  -----------

- --------------------------
          COL. A               COL. I         COL. J
- --------------------------

                            AMORTIZATION
                             OF DEFERRED
                               POLICY          OTHER
                             ACQUISITION     OPERATING
         SEGMENT                COSTS      EXPENSES (1)
- --------------------------  -------------  -------------
Year Ended
 December 31, 1993:
  Agency..................    $  18,069      $  17,133
  Group...................        2,272         29,450
  Financial
   Institutions...........       31,202         15,181
  Investment Products.....       12,788          3,790
  Guaranteed Investment
   Contracts..............        1,170          1,466
  Acquisitions............        7,831         12,715
  Corporate and Other.....            3         14,580
  Unallocated Realized
   Investment Gains
   (Losses)...............            0              0
                            -------------  -------------
    TOTAL.................    $  73,335      $  94,315
                            -------------  -------------
                            -------------  -------------
Year Ended
 December 31, 1992:
  Agency..................    $  11,493      $  16,292
  Group...................        1,664         26,972
  Financial
   Institutions...........       21,605         11,426
  Investment Products.....        4,485          1,980
  Guaranteed Investment
   Contracts..............        1,267          1,763
  Acquisitions............        7,404          9,299
  Corporate and Other.....          485         24,193
  Unallocated Realized
   Investment Gains
   (Losses)...............            0              0
                            -------------  -------------
    TOTAL.................    $  48,403      $  91,925
                            -------------  -------------
                            -------------  -------------
Year Ended
 December 31, 1991:
  Agency..................    $  10,639      $  13,478
  Group...................        1,153         22,479
  Financial
   Institutions...........       16,575          5,644
  Investment Products.....        2,238          3,293
  Guaranteed Investment
   Contracts..............          826          1,604
  Acquisitions............        8,230          8,928
  Corporate and Other.....          170         14,191
  Unallocated Realized
   Investment Gains
   (Losses)...............            0              0
                            -------------  -------------
    TOTAL.................    $  39,831      $  69,617
                            -------------  -------------
                            -------------  -------------

- ------------------------------
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                           SCHEDULE VI -- REINSURANCE
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

 ------------------------------------------------------------------------------------------------------------------
                  COL. A                        COL. B         COL. C        COL. D        COL. E         COL. F
 ------------------------------------------------------------------------------------------------------------------
                                                                                                        PERCENTAGE
                                                              CEDED TO      ASSUMED                      OF AMOUNT
                                                 GROSS         OTHER       FROM OTHER        NET          ASSUMED
                                                AMOUNT       COMPANIES     COMPANIES       AMOUNT         TO NET
                                             -------------  ------------  ------------  -------------  -------------
Year Ended December 31, 1993:
  Life insurance in force..................  $  40,149,017  $  7,484,566  $  2,301,577  $  34,966,028         6.6%
                                             -------------  ------------  ------------  -------------         ---
                                             -------------  ------------  ------------  -------------         ---
  Premiums and policy fees:
    Life insurance.........................  $     230,706  $     37,995  $      8,329  $     201,040         4.1%
    Accident/health insurance..............        254,672        88,917         3,963        169,718         2.3%
                                             -------------  ------------  ------------  -------------
      TOTAL................................  $     485,378  $    126,912  $     12,292  $     370,758
                                             -------------  ------------  ------------  -------------
                                             -------------  ------------  ------------  -------------
Year Ended December 31, 1992:
  Life insurance in force..................  $  33,811,280  $  6,982,127  $    665,733  $  27,494,886         2.4%
                                             -------------  ------------  ------------  -------------         ---
                                             -------------  ------------  ------------  -------------         ---
  Premiums and policy fees:
    Life insurance.........................  $     180,018  $     34,824  $     16,092  $     161,286        10.0%
    Accident/health insurance..............        228,192        74,531         8,189        161,850         5.1%
                                             -------------  ------------  ------------  -------------
      TOTAL................................  $     408,210  $    109,355  $     24,281  $     323,136
                                             -------------  ------------  ------------  -------------
                                             -------------  ------------  ------------  -------------
Year Ended December 31, 1991:
  Life insurance in force..................  $  30,158,445  $  5,292,080  $    419,172  $  25,285,537         1.7%
                                             -------------  ------------  ------------  -------------         ---
                                             -------------  ------------  ------------  -------------         ---
  Premiums and policy fees:
    Life insurance.........................  $     161,366  $     28,378  $      8,997  $     141,985         6.3%
    Accident/health insurance..............        191,937        61,550         1,603        131,990         1.2%
                                             -------------  ------------  ------------  -------------
      TOTAL................................  $     353,303  $     89,928  $     10,600  $     273,975
                                             -------------  ------------  ------------  -------------
                                             -------------  ------------  ------------  -------------

                      SCHEDULE IX -- SHORT TERM BORROWINGS
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------
                      COL. A                          COL. B       COL. C       COL. D       COL. E        COL. F
- ------------------------------------------------------------------------------------------------------------------
                                                                                MAXIMUM      AVERAGE      WEIGHTED
                                                                  WEIGHTED      AMOUNT       AMOUNT        AVERAGE
                                                      BALANCE     AVERAGE     OUTSTANDING  OUTSTANDING  INTEREST RATE
                                                     AT END OF    INTEREST    DURING THE   DURING THE    DURING THE
CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS           PERIOD        RATE        PERIOD       PERIOD        PERIOD
- ---------------------------------------------------  ---------  ------------  -----------  -----------  -------------
Year Ended December 31, 1993:
  Banks............................................    None         None       $  45,000    $   6,226      4.2%
  Repurchase Agreements............................    None         None         145,228       18,749      4.2
Year Ended December 31, 1992:
  Banks............................................    None         None       $  55,700    $   6,670      4.9%
Year Ended December 31, 1991:
  Banks............................................    None         None       $  65,000    $   7,659      7.0%
  Repurchase Agreements............................    None         None          29,156        4,009      6.3

                                 EXHIBIT INDEX

        ITEM
       NUMBER                                                       DOCUMENT
- --------------------  -----------------------------------------------------------------------------------------------------
     ****  2          -- Stock Purchase Agreement
        *  3(a)       -- Articles of Incorporation
        *  3(b)       -- By-laws
       **  4(a)       -- Group Modified Guaranteed Annuity Contract
      ***  4(b)       -- Individual Certificate
       **  4(h)       -- Tax-Sheltered Annuity Endorsement
       **  4(i)       -- Qualified Retirement Plan Endorsement
       **  4(j)       -- Individual Retirement Annuity Endorsement
       **  4(l)       -- Section 457 Deferred Compensation Plan Endorsement
        *  4(m)       -- Qualified Plan Endorsement
       **  4(n)       -- Application for Individual Certificate
       **  4(o)       -- Adoption Agreement for Participation in Group Modified Guaranteed Annuity
      ***  4(p)       -- Individual Modified Guaranteed Annuity Contract
       **  4(q)       -- Application for Individual Modified Guaranteed Annuity Contract
       **  4(r)       -- Tax-Sheltered Annuity Endorsement
       **  4(s)       -- Individual Retirement Annuity Endorsement
       **  4(t)       -- Section 457 Deferred Compensation Plan Endorsement
       **  4(v)       -- Qualified Retirement Plan Endorsement
     ****  4(w)       -- Endorsement -- Group Policy
     ****  4(x)       -- Endorsement -- Certificate
     ****  4(y)       -- Endorsement -- Individual Contract
     ****  4(z)       -- Endorsement (Annuity Deposits) -- Group Policy
     ****  4(aa)      -- Endorsement (Annuity Deposits) -- Certificate
     ****  4(bb)      -- Endorsement (Annuity Deposits) -- Individual Contracts
        *  10(a)      -- Bond Purchase Agreement
        *  10(b)      -- Escrow Agreement
           24         -- Power of Attorney

- ------------------------
   *Previously filed  or  incorporated by  reference  in Form  S-1  Registration
    Statement, Registration No. 33-31940.
  **Previously filed or incorporated by reference in Amendment No. 1 to Form S-1
    Registration Statement, Registration No. 33-31940.
 ***Previously  filed or incorporated by reference  from Amendment No. 2 to Form
    S-1 Registration Statement, Registration No. 33-31940.
****Previously filed or incorporated by reference  from Amendment No. 2 to  Form
    S-1 Registration Statement, Registration No. 33-57052.