Form 10-Q
period 1994-03-31
PROTECTIVE LIFE INSURANCE CO
filed 1994-05-16
CIK 310826

                                    FORM 10-Q
                                _________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


              Commission File Numbers 33-31940; 33-39345; 33-57052

                        PROTECTIVE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

      TENNESSEE                                          63-0169720
(State of incorporation)                    (IRS Employer Identification Number)

                             2801 HIGHWAY 280 SOUTH
                            BIRMINGHAM, ALABAMA 35223
                    (Address of principal executive offices)

                                 (205) 879-9230
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Number of shares of Common Stock, $1.00 par value, outstanding as of May 6, 1994: 5,000,000 shares.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I. FINANCIAL INFORMATION:

 Item 1. Financial Statements:

    Report of Independent Accountants. . . . . . . . . . . . . . . . . . . 2

    Consolidated Condensed Statements of Income for the Three
     Months ended March 31, 1994 and 1993 (unaudited). . . . . . . . . . . 3

    Consolidated Condensed Balance Sheets as of March 31, 1994
     (unaudited) and December 31, 1993 . . . . . . . . . . . . . . . . . . 4

    Consolidated Condensed Statements of Cash Flows for the
     Three Months ended March 31, 1994 and 1993 (unaudited). . . . . . .   5

    Notes to Consolidated Condensed Financial Statements (unaudited) . . . 6

 Item 2. Management's Narrative Analysis of the Results of Operations. . . 8

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 1994, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for certain investments in debt and equity securities in 1993 and postretirement benefits other than pensions in 1992 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND

Birmingham, Alabama
April 26, 1994

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                     -----------------------
                                                       1994         1993
                                                     ---------    ---------
REVENUES
  Premiums and policy fees (net of premiums
    ceded: 1994 - $34,126; 1993 - $29,504)            $ 89,437     $ 76,280
  Net investment income                                 98,825       77,133
  Realized investment gains                              2,297          125
  Other income                                             752        1,508
                                                       ----------  ----------
                                                       191,311      155,046
                                                       ----------  ----------

BENEFITS AND EXPENSES
  Benefits and settlement expenses
  (net of reinsurance: (1994 - $24,111;
   1993 - $22,552)                                       115,876    102,771
  Amortization of deferred policy acquisition costs       20,039     16,898
  Other operating expenses (net of reinsurance:
    (1994 - $2,729; 1993 - $2,030)                        26,272     20,447
                                                       ----------  ---------
                                                         162,187    140,116
                                                       ----------  ---------

INCOME BEFORE INCOME TAX                                  29,124     14,930

Income tax expense                                         9,320      4,669
                                                        ---------  ---------
NET INCOME                                              $ 19,804   $ 10,261
                                                       ----------  ---------
                                                       ----------  ---------










SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          PROTECTIVE LIFE INSURANCE COMPANY
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)



                                               MARCH 31           DECEMBER 31
                                                 1994                1993
                                              ----------           ----------
                                              (Unaudited)

ASSETS
  Investments:
    Fixed maturities                            $3,101,454       $3,051,292
    Equity securities                               72,458           40,596
    Mortgage loans on real estate                1,358,024        1,408,444
    Investment in real estate, net                  28,458           21,928
    Policy loans                                   139,284          141,136
    Other long-term investments                     18,958           22,760
    Short-term investments                          81,708           79,772
                                                ----------       ----------
      Total investments                          4,800,344        4,765,928
  Cash                                              15,312           23,951
  Accrued investment income                         53,408           51,330
  Accounts and premiums receivable, net             13,358           20,473
  Reinsurance receivables                          103,148          102,559
  Deferred policy acquisition costs                311,640          299,307
  Property and equipment, net                       32,134           33,046
  Securities and indebtedness of related parties     3,781              382
  Other assets                                       9,086            7,473
  Assets held in separate accounts                   3,862            3,400
                                                ----------       ----------

    TOTAL ASSETS                                $5,346,073        $5,307,849
                                                ----------        ----------
                                                ----------        ----------


LIABILITIES
  Policy liabilities and accruals               $1,496,042        $1,469,630
  Guaranteed investment contract deposits        2,065,103         2,015,075
  Annuity deposits                               1,036,828         1,005,742
  Other policyholders' funds                       141,008           141,975
  Other liabilities                                 68,814            74,375
  Accrued income taxes                              10,517             7,483
  Deferred income taxes                             38,575            69,118
  Debt                                                  99               118
  Indebtedness to related parties                   48,943            48,943
  Liabilities related to separate accounts           3,862             3,400
                                                ----------        ----------

    TOTAL LIABILITIES                            4,909,791         4,835,859
                                                ----------        ----------

REDEEMABLE PREFERRED STOCK, $1 par value,
  at redemption value; Shares authorized
  and issued: 2,000                                  2,000             2,000
                                                     -----             -----

STOCKHOLDER'S EQUITY
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000         5,000             5,000
  Additional paid-in capital                       126,494           126,494
  Net unrealized gains (losses) on investments
    (Net of income tax: 1994 - $(8,753);
     1993 - $19,774)                               (16,256)           39,284
  Retained earnings                                324,980           305,176
  Note receivable from PLC
    Employee Stock Ownership Plan                   (5,936)           (5,964)
                                                ----------        ----------
    TOTAL STOCKHOLDER'S EQUITY                     434,282           469,990
                                                ----------        ----------
                                                $5,346,073        $5,307,849
                                               -----------        ----------
                                               -----------        ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             PROTECTIVE LIFE INSURANCE COMPANY
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                    -----------------------
                                                      1994         1993
                                                    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 19,804    $ 10,261
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Net change in deferred policy acquisition costs  (12,333)    (5,815)
    Depreciation expense                                 770        701
    Deferred income taxes                            (30,543)      (294)
    Accrued income taxes                               3,034        (44)
    Interest credited to universal life and
     investment products                              58,460     50,344
    Policy fees assessed on universal life and
     investment products                             (19,089)   (13,657)
    Change in accrued investment income and other
     receivables                                       1,049    (84,906)
    Change in policy liabilities and other
     policyholders' funds of traditional
     life and health products                          6,575     97,112
    Change in other liabilities                       (5,624)     8,274
    Other (net)                                       (1,838)       728
                                                   ---------   --------
  Net cash provided by operating activities           20,265     62,704
                                                   ---------   --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of investments acquired
    Investments available for sale                   (304,422)
    Other                                            (100,621)   (581,866)
  Maturities and principal reductions of investments
    Investments available for sale                    166,705
    Other                                              85,840     204,583
  Sale of investments
    Investments available for sale                     60,609
    Other                                               2,249     112,381
  Purchase of property and equipment                   (1,059)       (736)
  Sale of property and equipment                        1,201           1
                                                     ---------  ---------
  Net cash used in investing activities               (89,498)   (265,637)
                                                     ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit
  arrangements and long-term debt                                  152,700
  Principal payments on line of credit arrangements
  and long-term debt                                       (19)    (98,108)
  Change in universal life and investment
  product deposits                                      60,613     136,774
                                                     ---------   ---------
  Net cash provided by financing activities             60,594     191,366
                                                     ---------   ---------

DECREASE IN CASH                                        (8,639)    (11,567)
CASH AT BEGINNING OF PERIOD                             23,951      11,567
                                                     ---------   ---------
CASH AT END OF PERIOD                                $  15,312    $      0
                                                     ---------   ---------
                                                     ---------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest on notes and mortgages payable           $  (1,526)   $   (100)
    Income taxes                                      $  (6,922)   $ (5,000)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Change in minority interest in consolidated
  subsidiary                                                        $  (1,311)
  Reduction of principal on note from ESOP             $     28     $     156
  Transfer of SEHP to PLC                                           $   2,535


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      PROTECTIVE LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1993.

  Protective Life is a wholly-owned subsidiary of Protective Life Corporation ("PLC").


NOTE B - CONTINGENT LIABILITIES AND COMMITMENTS

  At March 31, 1994, Protective Life was committed to fund approximately $222.5 million of long-term investments. Also, PLC has issued a guarantee in connection with the sale of certain tax exempt mortgage loans which may be put to Protective Life in the event of default. At March 31, 1994, the loans totaled $25.7 million.

  Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

  Protective Life and its subsidiaries, like other life and health insurers, from time to time are involved in litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against Protective Life. There are currently four lawsuits pending against Protective Life in Alabama involving the sales practices of agents, three of which involve allegations concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that such litigation will not have a material adverse effect on its financial position.

NOTE C - STATUTORY REPORTING PRACTICES

  Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1994, Protective Life and its life insurance subsidiaries had consolidated net income and stockholder's equity prepared in conformity with statutory reporting practices of $13.5 million and $274.9 million, respectively.


NOTE D - RECENTLY ADOPTED ACCOUNTING STANDARDS

  At December 31, 1993, Protective Life adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 Protective Life has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed in SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax, recorded as a component of stockholder's equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholder's equity by $34.6 million. The effect of having adopted SFAS No. 115 at March 31, 1994 (compared to financial statements prepared under previous accounting standards) was to decrease fixed maturities by $28.7 million, decrease the liability for deferred income taxes by $10.0 million, and decrease stockholder's equity by $18.7 million.


NOTE E - CONSOLIDATED PRO FORMA RESULTS

   Summarized below are the consolidated results of operations for the three months ended March 31, 1993, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1993. The pro forma information is based on Protective Life's historical consolidated results of operations for the three months ended March 31, 1993 and on data provided by Wisconsin National, using financial statement classifications consistent with those used by Protective Life after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of the future operations of the combined enterprises.


                          THREE MONTHS ENDED
                            MARCH 31, 1993
                          ------------------
                            (IN THOUSANDS)
                              (UNAUDITED)

      Total revenues           $170,995
      Net income               $ 11,232

               ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                            RESULTS OF OPERATIONS



  Protective Life Insurance Company ("Protective Life") is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company. Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products.

  Over the last twenty-five years PLC has made over thirty acquisitions of smaller insurance companies or blocks of policies. Many of these transactions included Protective Life. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective Life. In July 1993, Protective Life acquired Wisconsin National Life Insurance Company ("Wisconsin National") and reinsured a block of universal life policies.

  In accordance with General Instruction J(2)(a), Protective Life includes the following analysis with the reduced disclosure format.


REVENUES

  The following table sets forth revenues by source for the period shown:


                                                  THREE MONTHS      PERCENTAGE
                                                 ENDED MARCH 31      INCREASE
                                                 (IN THOUSANDS)     (DECREASE)
                                                 --------------     ----------
                                                  1994    1993
                                                 ------  ------
  Premiums and policy fees                       $ 89,437  $ 76,280   17.2%
  Net investment income                            98,825    77,133   28.1
  Realized investment gains                         2,297       125   1,737.6
  Other income                                        752     1,508   (50.1)
                                                  --------  --------
                                                  $191,311  $155,046
                                                  --------  --------
                                                  --------  --------

  Premiums and policy fees increased $13.2 million or 17.2% in the first three months of 1994 over the first three months of 1993. Increases in premiums and policy fees from the Agency, Group, and Financial Institutions Divisions represent increases of $2.1 million, $1.0 million, and $3.9 million, respectively. The Wisconsin National acquisition resulted in a $5.0 million increase in premiums and policy fees. The reinsurance in 1993 of a block of universal life policies resulted in a $1.8 million increase. Decreases in older acquired blocks of policies represent a $0.6 million decrease in premiums and policy fees.

  Net investment income in the first three months of 1994 increased by $21.7 million or 28.1% over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets.
Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin National acquisition resulted in an increase in net investment income of $6.5 million.

  Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred result from portfolio management decisions to maintain proper matching of assets and liabilities.

  Realized investment gains for the first three months of 1994 was $2.2 million higher than the corresponding period of 1993. Realized investment gains were lower in the 1993 first quarter primarily due to a $2.2 million increase in Protective Life's allowance for uncollectible accounts on investments (primarily relating to mortgage loans) which was recorded as a realized investment loss.

  Recently, rising interest rates have caused market values to fall below amortized cost for many of Protective Life's fixed maturity investments. Therefore, some realized investment losses may be incurred upon future sales of investments to maintain proper matching of assets and liabilities. Protective Life does not anticipate such realized investment losses will be material.

  Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC.


INCOME BEFORE INCOME TAX

  The following table sets forth income or loss before income tax by business segment for the periods shown:






                                                INCOME (LOSS) BEFORE INCOME TAX
                                                  THREE MONTHS ENDED MARCH 31
                                                        (IN THOUSANDS)
                                                -------------------------------
  BUSINESS SEGMENT                                     1994         1993
                                                      -------     --------

  Agency                                             $ 5,112      $ 4,287
  Group                                                1,880        2,476
  Financial Institutions                               2,137        1,923
  Investment Products                                  1,660          778
  Guaranteed Investment Contracts                     10,203        5,307
  Acquisitions                                         8,967        5,931
  Corporate and Other                                   (978)      (6,193)
  Unallocated Realized Investment Gains (Losses)         143          421
                                                     -------     --------
                                                     $29,124      $14,930
                                                     -------     --------
                                                     -------     --------


  Agency pretax earnings increased $0.8 million in the first three months of 1994 as compared to the first three months of 1993 primarily due to improvements in mortality.

  Group pretax earnings were $0.6 million lower in the first three months of 1994 as compared to the first three months of 1993 due to lower traditional group health earnings and lower life and annuity earnings, partially offset by improved earnings in cancer and dental products.

  Pretax earnings of the Financial Institutions Division were $0.2 million higher in the first three months of 1994 as compared to the same period in 1993. Earnings in one line of business increased by $0.8 million but were partially offset by decreases in other areas.

  Investment Products Division pretax earnings were $0.9 million higher in the first three months of 1994 compared to the same period of 1993. The Division's earnings have increased due to the growth in annuity deposits, though the increase was largely offset by increased expenses of $0.9 million related to the development of new investment products.

  The Guaranteed Investment Contract ("GIC") Division had pretax earnings of $10.2 million in the first three months of 1994 and $5.3 million in the corresponding period of 1993. Realized investment gains associated with this Division were $2.6 million higher in the 1994 first quarter as compared to the same period last year. GIC earnings have also increased due to improved investment results and to the growth in deposits placed with Protective Life. At March 31, 1994, GIC deposits totaled $2.1 billion compared to $1.8 billion one year earlier.

  Pretax earnings from the Acquisitions Division increased $3.0 million in the first three months of 1994 as compared to the same period of 1993. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective Life completed its acquisition of Wisconsin National and reinsured a block of universal life policies during the 1993 third quarter. These two acquisitions represent approximately $2.8 million of the increase. The Division also experienced improved results in its other blocks of acquired policies due to improved mortality which more than offset earnings declines due to lapsing of policies. Additionally, Protective Life recently agreed to reinsure a small block of payroll deduction policies.

  The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax earnings for this segment were $5.2 million higher in the first three months of 1994 as compared to the first three months of 1993 primarily due to a decrease in management fees paid to PLC, and to higher investment income.


Income Taxes

  The following table sets forth the effective tax rates for the periods shown:



  THREE MONTHS
      ENDED                            ESTIMATED INTERIM
    MARCH 31                          EFFECTIVE TAX RATES
- - ---------------                       --------------------

      1994                                    32.0%
      1993                                    31.3

  The effective income tax rate for the first three months of 1993 was 31.3%. In August 1993, the corporate income tax rate was increased from 34% to 35%. Management's estimate of the effective income tax rate for 1994 is 32%.


NET INCOME

  The following table sets forth net income for the periods shown:


     THREE MONTHS                          NET INCOME
        ENDED                   ------------------------------
       MARCH 31                     TOTAL          PERCENTAGE
                                 (IN THOUSANDS)       INCREASE
      ---------                  --------------      ----------

        1994                         $19,804             93.0%
        1993                          10,261             27.4


  Compared to the same period in 1993, net income in the first three months of 1994 increased $19.8 million, reflecting improved earnings in most of its major lines and higher realized investment gains which were partially offset by lower earnings in the Group Division.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Protective Life recently adopted Statement of Financial Accounting Standards ("SFAS") No. 115 which requires Protective Life to carry its investment in fixed maturities and certain other securities at market value instead of amortized cost. Under SFAS No. 115, unrealized gains and losses, net of income tax, on such investments are reported as a component of stockholder's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, SFAS No. 115 will cause reported stockholder's equity to fluctuate as interest rates change.

  During the 1994 first quarter, interest rates rose approximately one percentage point. Even though Protective Life believes its asset/liability matching practices and certain product features provide significant protection for Protective Life against the effects of changes in interest rates, the new accounting rule required reporting a $53.3 million decrease in stockholder's equity.

  Although the adoption of SFAS No. 115 will not affect Protective Life's operations, its reported stockholder's equity may be materially affected.

  In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Protective Life anticipates that the impact of adopting SFAS No. 114 on its financial condition will be immaterial.

                                  SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PROTECTIVE LIFE INSURANCE COMPANY

Date:  May 16, 1994                         /s/ Jerry W. DeFoor
                                            ---------------------------------
                                            Jerry W. DeFoor
                                            Vice President and Controller,
                                            and Chief Accounting Officer
                                            (Duly authorized officer)