Form 10-Q
period 1994-06-30
PROTECTIVE LIFE INSURANCE CO
filed 1994-08-12
CIK 310826

                                    FORM 10-Q
                                 -----------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----


              Commission File Numbers 33-31940; 33-39345; 33-57052

                        PROTECTIVE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

        TENNESSEE                                       63-0169720
(State of incorporation)                    (IRS Employer Identification Number)

                             2801 HIGHWAY 280 SOUTH
                            BIRMINGHAM, ALABAMA 35223
                    (Address of principal executive offices)

                                 (205) 879-9230
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days. Yes  X   No
                                ---     ---


Number of shares of Common Stock, $1.00 par value, outstanding as of August 5, 1994: 5,000,000 shares.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX



                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

      Report of Independent Accountants. . . . . . . . . . . . . . . . . .2

      Consolidated Condensed Statements of Income for the Three and Six
        Months ended June 30, 1994 and 1993 (unaudited). . . . . . . . . .3

      Consolidated Condensed Balance Sheets as of June 30, 1994
        (unaudited) and December 31, 1993. . . . . . . . . . . . . . . . .4

      Consolidated Condensed Statements of Cash Flows
        for the Six Months ended June 30, 1994 and 1993 (unaudited). . .  5

      Notes to Consolidated Condensed Financial Statements (unaudited) . .6

  Item 2.  Management's Narrative Analysis of the Results of Operations. .8

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 1994, and the related consolidated condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 26, 1994

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)



                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           JUNE 30                      JUNE 30
                                                                   ---------------------         ---------------------
                                                                     1994         1993             1994         1993
                                                                   ---------    --------         --------     --------
REVENUES
  Premiums and policy fees (net of reinsurance ceded:
    three months:  1994 - $36,622; 1993 - $31,378                  $ 98,049     $ 83,572         $187,486     $159,852
    six months:  1994 - $70,748; 1993 - $60,882)
  Net investment income                                              95,870       84,957          194,695      162,090
  Realized investment gains                                            (564)         677            1,733          802
  Other income                                                        1,476          480            2,228        1,988
                                                                   ---------    --------         --------     --------
                                                                    194,831      169,686          386,142      324,732
                                                                   ---------    --------         --------     --------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
    three months:  1994 - $25,313; 1993 - $20,143
    six months:  1994 - $49,424; 1993 - $42,695)                    126,452      109,607          242,328      212,378
  Amortization of deferred policy acquisition costs                  19,670       16,138           39,709       33,036
  Other operating expenses (net of reinsurance ceded:
    three months:  1994 - $3,318; 1993 - $3,365
    six months:  1994 - $6,048; 1993 - $5,247)                       30,326       19,680           56,598       40,127
                                                                   --------     --------         --------     --------
                                                                    176,448      145,425          338,635      285,541
                                                                   --------     --------         --------     --------

INCOME BEFORE INCOME TAX                                             18,383       24,261           47,507       39,191

Income tax expense                                                    5,912        8,128           15,232       12,797
                                                                   --------     --------         --------     --------

NET INCOME                                                         $ 12,471     $ 16,133         $ 32,275     $ 26,394
                                                                   --------     --------         --------     --------
                                                                   --------     --------         --------     --------












SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                    JUNE 30            DECEMBER 31
                                                                      1994                1993
                                                                   -----------         -----------
                                                                   (Unaudited)

ASSETS
  Investments:
    Fixed maturities                                               $3,187,360          $3,051,292
    Equity securities                                                  68,179              40,596
    Mortgage loans on real estate                                   1,363,391           1,408,444
    Investment in real estate, net                                     28,166              21,928
    Policy loans                                                      139,535             141,136
    Other long-term investments                                        24,689              22,760
    Short-term investments                                            138,029              79,772
                                                                   ----------          ----------
      Total investments                                             4,949,349           4,765,928
  Cash                                                                 13,711              23,951
  Accrued investment income                                            54,381              51,330
  Accounts and premiums receivable, net                                14,925              20,473
  Reinsurance receivables                                             105,778             102,559
  Deferred policy acquisition costs                                   350,394             299,307
  Property and equipment, net                                          30,938              33,046
  Receivables from related parties                                      1,988                 382
  Other assets                                                          9,049               7,473
  Assets held in separate accounts                                     40,641               3,400
                                                                   ----------          ----------
      TOTAL ASSETS                                                 $5,571,154          $5,307,849
                                                                   ----------          ----------
                                                                   ----------          ----------


LIABILITIES
  Policy liabilities and accruals                                  $1,586,639         $ 1,469,630
  Guaranteed investment contract deposits                           2,138,550           2,015,075
  Annuity deposits                                                  1,114,811           1,005,742
  Other policyholders' funds                                          158,106             141,975
  Other liabilities                                                    79,435              74,375
  Accrued income taxes                                                   (140)              7,483
  Deferred income taxes                                                 9,833              69,118
  Debt                                                                     80                 118
  Indebtedness to related parties                                      44,193              48,943
  Liabilities related to separate accounts                             40,641               3,400
                                                                   ----------          ----------
      TOTAL LIABILITIES                                             5,172,148           4,835,859
                                                                   ----------          ----------

COMMITMENTS AND CONTINGENCIES - NOTE B

REDEEMABLE PREFERRED STOCK, $1 par value,
  at redemption value; Shares authorized and issued:  2,000             2,000               2,000
                                                                   ----------          ----------


STOCKHOLDER'S EQUITY
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                            5,000               5,000
  Additional paid-in capital                                          126,494             126,494
  Net unrealized gains (losses) on investments
    (Net of income tax: 1994 - $(35,513); 1993 - $19,774)             (65,953)             39,284
  Retained earnings                                                   337,401             305,176
  Note receivable from PLC
    Employee Stock Ownership Plan                                      (5,936)             (5,964)
                                                                   ----------          ----------
      TOTAL STOCKHOLDER'S EQUITY                                      397,006             469,990
                                                                   ----------          ----------
                                                                   $5,571,154          $5,307,849
                                                                   ----------          ----------
                                                                   ----------          ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                             --------------------------
                                                                                               1994              1993
                                                                                             --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                 $ 32,275          $ 26,394
  Adjustments to reconcile net income to net cash provided by operating activities:
    Net change in deferred policy acquisition costs                                           (43,856)          (14,356)
    Depreciation expense                                                                        2,677             1,855
    Deferred income taxes                                                                     (59,285)           (3,865)
    Accrued income taxes                                                                       (7,623)              423
    Interest credited to universal life and investment products                               119,559           101,468
    Policy fees assessed on universal life and investment products                            (38,727)          (27,815)
    Change in accrued investment income and other receivables                                  (2,328)          (89,526)
    Change in policy liabilities and other policyholders'
      funds of traditional life and health products                                            48,391           116,960
    Change in other liabilities                                                                 4,610            33,230
    Other (net)                                                                                 1,574             1,419
                                                                                           ----------        ----------
  Net cash provided by operating activities                                                    57,267           146,187
                                                                                           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of investments acquired
    Investments available for sale                                                           (786,785)
    Other                                                                                     (65,223)       (1,033,482)
  Maturities and principal reductions of investments
    Investments available for sale                                                            264,967
    Other                                                                                     118,561           535,335
  Sale of investments
    Investments available for sale                                                            176,941
    Other                                                                                       2,249           164,988
  Acquisitions and bulk reinsurance assumptions                                                39,328
  Purchase of property and equipment                                                           (1,818)           (1,990)
  Sale of property and equipment                                                                1,249                36
                                                                                           ----------        ----------
  Net cash used in investing activities                                                      (250,531)         (335,113)
                                                                                           ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings under line of credit arrangements and long-term debt                   (38)          196,200
  Principal payments on line of credit arrangements and long-term debt                                         (196,217)
  Principal payment on surplus note to PLC                                                     (4,750)
  Dividends to PLC                                                                                (50)
  Change in universal life and investment product deposits                                    187,862           216,445
                                                                                           ----------        ----------
  Net cash provided by financing activities                                                   183,024           216,428
                                                                                           ----------        ----------

INCREASE (DECREASE) IN CASH                                                                   (10,240)           27,502
CASH AT BEGINNING OF PERIOD                                                                    23,951            11,567
                                                                                           ----------        ----------
CASH AT END OF PERIOD                                                                        $ 13,711          $ 39,069
                                                                                           ----------        ----------
                                                                                           ----------        ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest on notes and mortgages payable                                                 $  (2,593)        $    (309)
    Income taxes                                                                            $ (25,473)        $ (16,296)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Change in minority interest in consolidated subsidiary                                                      $  (1,311)
  Reduction of principal on note from ESOP                                                  $      28         $     156
  Transfer of SEHP to PLC                                                                                     $   2,535
  Acquisitions and bulk reinsurance assumptions
    Assets acquired                                                                         $  41,818
    Liabilities assumed                                                                       (49,049)
                                                                                           -----------
      Net                                                                                   $  (7,231)
                                                                                           ----------
                                                                                           ----------

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending Decem-ber 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1993.

     Protective Life is a wholly-owned subsidiary of Protective Life Corporation ("PLC").


NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

     At June 30, 1994, Protective Life was committed to fund approximately $252.6 million of long-term investments. Also, PLC has issued a guarantee in connection with the sale of certain tax exempt mortgage loans which may be put to Protective Life in the event of default. At June 30, 1994, the loans totaled $21.7 million.

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

     Protective Life and its subsidiaries, like other life and health insurers, from time to time are involved in litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against Protective Life. There are currently several lawsuits pending against Protective Life in Alabama, one of which is a class action concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that such litigation will not have a material adverse effect on its financial position.

NOTE C - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1994, Protective Life and its life insurance subsidiaries had consolidated net income and stockholder's equity prepared in conformity with statutory reporting practices of $17.9 million and $262.4 million, respectively.


NOTE D - RECENTLY ADOPTED ACCOUNTING STANDARDS

     At December 31, 1993, Protective Life adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 Protective Life has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed in SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax, recorded as a component of stockholder's equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholder's equity by $34.6 million. The effect of having adopted SFAS No. 115 at June 30, 1994 (compared to financial statements prepared under previous accounting standards) was to decrease fixed maturities by $120.6 million, increase deferred policy acquisition costs by $17.0 million, decrease the liability for deferred income taxes by $36.3 million, and decrease stockholder's equity by $67.3 million.


NOTE E - CONSOLIDATED PRO FORMA RESULTS

     Summarized below are the consolidated results of operations for the six months ended June 30, 1993, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1993. The pro forma information is based on Protective Life's historical consolidated results of operations for the six months ended June 30, 1993 and on data provided by Wisconsin National, using financial statement classifications consistent with those used by Protective Life after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of the future operations of the combined enterprises.

                                                   SIX MONTHS ENDED
                                                     JUNE 30, 1993
                                                   ----------------
                                                    (In thousands)
                                                      (Unaudited)

         Total revenues                                $ 356,491
         Net income                                    $  28,272


                 ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS



     Protective Life Insurance Company ("Protective Life") is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange. Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products.

     Over the last twenty-five years PLC has made over thirty acquisitions of smaller insurance companies or blocks of policies. Many of these transactions included Protective Life. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective Life. In July 1993, Protective Life acquired Wisconsin National Life Insurance Company ("Wisconsin National") and acquired by reinsurance a block of universal life policies. In April 1994, Protective Life acquired by reinsurance a block of payroll deduction policies.

     In accordance with General Instruction H(2)(a), Protective Life includes the following analysis with the reduced disclosure format.


REVENUES

     The following table sets forth revenues by source for the period shown:


                                             SIX MONTHS
                                            ENDED JUNE 30       PERCENTAGE
                                            (IN THOUSANDS)       INCREASE
                                         --------------------   ----------
                                           1994        1993
                                         --------    --------

       Premiums and policy fees          $187,486    $159,852      17.3%
       Net investment income              194,695     162,090      20.1
       Realized investment gains            1,733         802     116.1
       Other income                         2,228       1,988      12.1
                                         --------    --------
                                         $386,142    $324,732
                                         --------    --------
                                         --------    --------

     Premiums and policy fees increased $27.6 million or 17.3% in the first six months of 1994 over the first six months of 1993. Increases in premiums and policy fees from the Agency and Financial Institutions Divisions represent increases of $4.1 million, and $8.3 million, respectively. The Wisconsin National acquisition resulted in a $9.9 million increase in premiums and policy fees and the reinsurance in 1993 of a block of universal life policies resulted in a $3.6 million increase. The reinsurance of a block of payroll deduction policies effective April 2, 1994 resulted in a $3.2 million increase. Decreases in older acquired blocks of policies represent a $1.4 million decrease in premiums and policy fees.

     Net investment income in the first six months of 1994 increased by $32.6 million or 20.1% over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin National acquisition and the reinsurance of a block of universal life policies and a block of payroll deduction policies resulted in an increase in net investment income of $16.2 million in the first six months of 1994.

     Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred result from portfolio management decisions to maintain proper matching of assets and liabilities.

     Realized investment gains for the first six months of 1994 were $0.9 million higher than the corresponding period of 1993. Realized investment gains in the first six months of 1993 were reduced by a $4.4 million increase in Protective Life's allowance for uncollectible accounts on investments (primarily relating to mortgage loans) which was recorded as a realized investment loss.
In 1994, realized investment gains have been reduced by realized investment losses incurred from sales of investments that occurred to maintain proper matching of assets and liabilities.

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


INCOME BEFORE INCOME TAX

     The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                 INCOME (LOSS) BEFORE INCOME TAX
                                                     SIX MONTHS ENDED JUNE 30
                                                          (IN THOUSANDS)
                                                 -------------------------------
       BUSINESS SEGMENT                                    1994       1993
       ----------------                                  -------    -------
       Agency                                            $ 8,915    $ 9,318
       Group                                               4,665      5,439
       Financial Institutions                              3,605      3,320
       Investment Products                                 2,573      2,123
       Guaranteed Investment Contracts                    20,650     10,266
       Acquisitions                                       19,428     12,883
       Corporate and Other                               (10,679)    (5,483)
       Unallocated Realized Investment Gains (Losses)     (1,650)     1,325
                                                         -------    -------
                                                         $47,507    $39,191
                                                         -------    -------
                                                         -------    -------

     Agency pretax earnings were $0.4 million lower in the first six months of 1994 as compared to the first six months of 1993 primarily due to higher expenses.

     Group pretax earnings were $0.8 million lower in the first six months of 1994 as compared to the first six months of 1993 due to start up expenses of approximately $0.9 million related to the establishment of a special marketing unit to sell dental plans through mail and telephone solicitations. Lower traditional group life and health earnings were offset by improved earnings from dental products.

     Pretax earnings of the Financial Institutions Division were $0.3 million higher in the first six months of 1994 as compared to the same period in 1993. Increased earnings in certain lines of business were partially offset by decreases in other lines.

     Investment Products Division pretax earnings were $0.5 million higher in the first six months of 1994 compared to the same period of 1993. The Division's earnings have increased due to the growth in annuity deposits, though the increase was largely offset by realized investment losses from the sale of investments to maintain proper matching of assets and liabilities, and increased expenses of approximately $1.0 million related to the development and introduction of a variable annuity. Variable annuity deposits are reported in the accompanying financial statements as "Liabilities related to separate accounts."

     The Guaranteed Investment Contract ("GIC") Division had pretax earnings of $20.7 million in the first six months of 1994 and $10.3 million in the corresponding period of 1993. Realized investment gains associated with this Division were $5.2 million higher in the first six months of 1994 as compared to the same period last year. GIC earnings have also increased due to improved investment results and to the growth in deposits placed with Protective Life.
At June 30, 1994, GIC deposits totaled $2.1 billion compared to $1.9 billion one year earlier.

     Pretax earnings from the Acquisitions Division increased $6.5 million in the first six months of 1994 as compared to the same period of 1993. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective Life completed its acquisition of Wisconsin National and acquired by reinsurance a block of universal life policies during the 1993 third quarter. These two acquisitions represent approximately $6.3 million of the increase. The Division also experienced improved results in its other blocks of acquired policies due to improved mortality which more than offset earnings declines due to lapsing of policies. On April 2, 1994 the Division acquired by reinsurance a small block of payroll deduction policies which is expected to add slightly to earnings in 1994. As of the filing of this report, the Division is awaiting regulatory approval to acquire another block of policies via a 100% coinsurance transaction involving approximately $100 million of policy liabilities.

     In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of smaller insurance companies or blocks of policies. Among potential transactions, the Division is currently discussing the possible purchase of a closely-held stock life insurance company having assets in excess of $300 million that is primarily involved in ordinary and universal life insurance, annuities and accident and health insurance. Protective Life is considering using a combination of debt and equity to finance such acquisition if it were to be consummated. Completion of this transaction is contingent on resolution of outstanding business issues with the prospective transferor, satisfactory completion of due diligence, negotiation of definitive documentation, receipt of board of directors and regulatory approvals, and other conditions, and no assurances can be be given that the transaction will be consummated.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax earnings for this segment were $5.2 million lower in the first six months of 1994 as compared to the first six months of 1993 primarily due to higher expenses.

INCOME TAXES

     The following table sets forth the effective tax rates for the periods shown:

            SIX MONTHS
              ENDED                                 ESTIMATED
             JUNE 30                           EFFECTIVE TAX RATES
            ----------                         -------------------

               1994                                   32.1%
               1993                                   32.7


     The effective income tax rate for the first six months of 1993 was 32.7%. Management's estimate of the effective income tax rate for 1994 is 32.1%.


NET INCOME

     The following table sets forth net income for the periods shown:

                                                NET INCOME
             SIX MONTHS            ---------------------------------
               ENDED                    TOTAL             PERCENTAGE
              JUNE 30              (IN THOUSANDS)          INCREASE
             ----------            --------------         ----------

               1994                   $32,275               22.3%
               1993                    26,394               52.0


     Compared to the same period in 1993, net income in the first six months of 1994 increased $5.9 million, reflecting improved earnings in the Financial Institutions, Investment Products, GIC, and Acquisitions Divisions, which were partially offset by lower earnings in the Agency and Group Divisions and the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Protective Life recently adopted Statement of Financial Accounting Standards ("SFAS") No. 115 which requires Protective Life to carry its investment in fixed maturities and certain other securities at market value instead of amortized cost. Under SFAS No. 115, unrealized gains and losses, net of income tax, on such investments are reported as a component of stockholder's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 will not affect Protective Life's operations, its reported stockholder's equity may fluctuate significantly as interest rates change.

     During the first six months of 1994, interest rates rose approximately 1.7 percentage points. Even though Protective Life believes its asset/liability matching practices and certain product features provide significant protection for Protective Life against the effects of changes in interest rates, the new accounting rule required reporting a $101.9 million decrease in stockholder's equity.

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



                                               PROTECTIVE LIFE INSURANCE COMPANY
                                               ---------------------------------




Date:  August 12, 1994                            /s/ Jerry W. DeFoor
                                                  ------------------------------
                                                  Jerry W. DeFoor
                                                  Vice President and Controller,
                                                  and Chief Accounting Officer
                                                  (Duly authorized officer)