Form 10-Q
period 1994-09-30
PROTECTIVE LIFE INSURANCE CO
filed 1994-11-14
CIK 310826

- - - -------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------

                                    FORM 10-Q

                                ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______


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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 4, 1994: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY

                                      INDEX

                                                                              PAGE NUMBER
                                                                              -----------
PART I. FINANCIAL INFORMATION:
  Item 1. Financial Statements:
    Report of Independent Accountants ......................................        2
    Consolidated Condensed Statements of Income for the Three and
      Nine Months ended September 30, 1994 and 1993 (unaudited) ............        3
    Consolidated Condensed Balance Sheets as of September 30, 1994
      (unaudited) and  December 31, 1993 ...................................        4
    Consolidated Condensed Statements of Cash Flows
      for the Nine Months  ended September 30, 1994 and 1993 (unaudited) ...        5
    Notes to Consolidated Condensed Financial Statements (unaudited) .......        6

    Item 2. Management's Narrative Analysis of the Results of Operations ...        9

PART II.   OTHER INFORMATION:
    Item 6. Exhibits and Reports on Form 8-K ...............................       14

Signature ..................................................................       14


                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 1994, and the related consolidated condensed statements of income and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 25, 1994

                     PROTECTIVE LIFE INSURANCE COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                          (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                      SEPTEMBER 30         SEPTEMBER 30
                                                                  ------------------    ------------------
                                                                    1994       1993       1994      1993
                                                                    ----       ----       ----      ----
REVENUES
 Premiums and policy fees (net of reinsurance ceded:
   three months:  1994 - $50,714; 1993 - $33,045                  $101,876   $ 94,421   $289,362  $254,273
   nine months:  1994 - $121,462; 1993 - $93,927)
 Net investment income                                             101,283     93,453    295,978   255,543
 Realized investment gains                                           3,122        (39)     4,855       763
 Other income                                                          643      1,113      2,871     3,101
                                                                   -------    ------     -------   -------
                                                                   206,924    188,948    593,066   513,680
                                                                   -------    -------    -------   -------

BENEFITS AND EXPENSES
 Benefits and settlement expenses (net of reinsurance ceded:
   three months:  1994 - $31,118; 1993 - $18,321                   134,208    126,680    376,536   339,058
   nine months:  1994 - $80,541; 1993 - $57,558)
 Amortization of deferred policy acquisition costs                  20,485     19,021     60,194    52,057
 Other operating expenses (net of reinsurance ceded:
   three months:  1994 - $3,793; 1993 - $3,368                      24,859     23,596     81,457    63,723
   nine months:  1994 - $9,842; 1993 - $8,900)                     -------    -------    -------   -------
                                                                   179,552    169,297    518,187   454,838
                                                                   -------    -------    -------   -------

INCOME BEFORE INCOME TAX                                            27,372     19,651     74,879    58,842

Income tax expense                                                   8,728      8,122     23,960    20,919
                                                                   -------    -------   --------  --------

NET INCOME                                                         $18,644   $ 11,529   $ 50,919  $ 37,923
                                                                   -------    -------   --------  --------
                                                                   -------    -------   --------  --------



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PROTECTIVE LIFE INSURANCE COMPANY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS)

                                                       SEPTEMBER 30  DECEMBER 31
                                                          1994         1993
                                                       -----------   -----------
                                                       (UNAUDITED)
ASSETS
Investments:
 Fixed maturities                                        $3,388,320  $3,051,292
 Equity securities                                           45,197      40,596
 Mortgage loans on real estate                            1,394,367   1,408,444
 Investment in real estate, net                              29,407      21,928
 Policy loans                                               139,462     141,136
 Other long-term investments                                 28,404      22,760
 Short-term investments                                     131,061      79,772
                                                         ----------  ----------
  Total investments                                       5,156,218   4,765,928
Cash                                                              0      23,951
 Accrued investment income                                   53,930      51,330
 Accounts and premiums receivable, net                       19,785      20,473
 Reinsurance receivables                                     91,273     102,559
 Deferred policy acquisition costs                          374,359     299,307
 Property and equipment, net                                 32,154      33,046
 Receivables from related parties                               120         382
 Other assets                                                10,757       7,473
 Assets held in separate accounts                            88,533       3,400
                                                         ----------  ----------
  TOTAL ASSETS                                           $5,827,129  $5,307,849
                                                         ----------  ----------
                                                         ----------  ----------


LIABILITIES
 Policy liabilities and accruals                         $1,620,586  $1,469,630
 Guaranteed investment contract deposits                  2,251,587   2,015,075
 Annuity deposits                                         1,175,551   1,005,742
 Other policyholders' funds                                 179,107     141,975
 Other liabilities                                           79,469      74,375
 Accrued income taxes                                         4,841       7,483
 Deferred income taxes                                      (11,813)     69,118
 Debt                                                            46         118
 Indebtedness to related parties                             46,051      48,943
 Liabilities related to separate accounts                    88,533       3,400
                                                         ----------  ----------
  TOTAL LIABILITIES                                       5,433,958   4,835,859
                                                         ----------  ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

REDEEMABLE PREFERRED STOCK, $1 par value,
at redemption value; Shares authorized
and issued: 2,000                                             2,000       2,000
                                                         ----------  ----------

STOCKHOLDER'S EQUITY
Common Stock, $1 par value
 Shares authorized and issued:  5,000,000                     5,000       5,000
Additional paid-in capital                                  126,494     126,494
Net unrealized gains (losses) on investments
  (Net of income tax: 1994 - $(48,694);
  1993 - $19,774)                                           (90,431)     39,284
Retained earnings                                           356,044     305,176
Note receivable from PLC
  Employee Stock Ownership Plan                              (5,936)     (5,964)
                                                         ----------  ----------
  TOTAL STOCKHOLDER'S EQUITY                                391,171     469,990
                                                         ----------  ----------
                                                         $5,827,129  $5,307,849
                                                         ----------  ----------
                                                         ----------  ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PROTECTIVE LIFE INSURANCE COMPANY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                      -----------------
                                                                      1994         1993
                                                                      ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $    50,919  $    37,923
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Net change in deferred policy acquisition costs                    (67,821)     (21,137)
 Depreciation expense                                                 3,409        2,287
 Deferred income taxes                                              (80,931)      (2,919)
 Accrued income taxes                                                (2,642)       5,195
 Interest credited to universal life and
  investment products                                               183,642      164,095
 Policy fees assessed on universal life and
  investment products                                               (58,887)     (44,328)
 Change in accrued investment income and
  other receivables                                                   9,636      (97,972)
 Change in policy liabilities and other policyholders'
  funds of traditional life and health products                      84,215      139,062
 Change in other liabilities                                          6,502       28,232
 Other (net)                                                         (2,168)       3,551
                                                               ------------   -----------
Net cash provided by operating activities                           125,874      213,989
                                                               ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of investments acquired
 Investments available for sale                                  (1,227,707)
 Other                                                             (112,964)  (1,569,345)
Maturities and principal reductions of investments
 Investments available for sale                                     325,243
 Other                                                              129,296      826,776
Sale of investments
 Investments available for sale                                     349,944
 Other                                                               16,183      167,583
Acquisitions and bulk reinsurance assumptions                        39,328       17,995
Purchase of property and equipment                                   (2,933)      (2,479)
Sale of property and equipment                                        1,817          236
                                                                -----------  -----------
Net cash used in investing activities                              (481,793)    (559,234)
                                                                -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings under line of credit
  arrangements and long-term debt                                   373,186      417,601
 Capital Contribution from PLC                                                    35,000
 Principal payments on line of credit arrangements
  and long-term debt                                               (373,258)    (401,923)
 Principal payment on surplus note to PLC                            (4,750)
 Dividends to PLC                                                       (50)         (50)
 Change in universal life and investment product deposits           336,840      326,021
                                                                -----------  -----------
 Net cash provided by financing activities                          331,968      376,649
                                                                -----------  -----------

INCREASE (DECREASE) IN CASH                                         (23,951)      31,404
CASH AT BEGINNING OF PERIOD                                          23,951       11,567
                                                                -----------  ------------
CASH AT END OF PERIOD                                           $         0  $    42,971
                                                                -----------  ------------
                                                                -----------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
  Interest on notes and mortgages payable                           $(3,713) $      (773)
  Income taxes                                                     $(37,687) $   (19,296)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
 Change in minority interest in consolidated subsidiary                       $   (1,311)
 Reduction of principal on note from ESOP                         $      28   $      156
 Transfer of SEHP to PLC                                                      $    2,535
 Acquisitions and bulk reinsurance assumptions
  Assets acquired                                                 $  41,818   $  426,965
  Liabilities assumed                                               (49,049)    (429,580)
                                                                 -----------   ----------
   Net                                                            $  (7,231)  $   (2,615)
                                                                 -----------   ----------
                                                                 -----------   ----------


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PROTECTIVE LIFE INSURANCE COMPANY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective
Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1994. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1993.

   Protective Life is a wholly-owned subsidiary of Protective
Life Corporation ("PLC").


NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

   At September 30, 1994, Protective Life was committed to fund approximately $333.7 million of long-term investments. Also, PLC has issued a guarantee in connection with the sale of certain tax exempt mortgage loans which may be put to Protective Life in the event of default. At September 30, 1994, the loans totaled $17.1 million.

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

NOTE C - STATUTORY REPORTING PRACTICES

   Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1994, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $311.3 million and $32.6 million, respectively.


NOTE D - RECENTLY ADOPTED ACCOUNTING STANDARDS

   At December 31, 1993, Protective Life adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 Protective Life has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed in SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax, recorded as a component of stockholder's equity. The effect of adopting SFAS No. 115 at December 31, 1993 was to increase fixed maturities by $65.6 million, decrease deferred policy acquisition costs by $12.4 million, increase the liability for deferred income taxes by $18.6 million, and increase stockholder's equity by $34.6 million. The effect of having adopted
SFAS No. 115 at September 30, 1994 (compared to financial statements prepared under previous accounting standards) was to decrease fixed maturities by $165.8 million, increase deferred policy acquisition costs by $26.3 million, decrease the liability for deferred income taxes by $48.8 million, and decrease stockholder's equity by $90.7 million.

NOTE E - CONSOLIDATED PRO FORMA RESULTS

   On July 30, 1993, Protective Life acquired Wisconsin National Life Insurance Company ("Wisconsin National"). Summarized below are the consolidated results of operations for the nine months ended September 30, 1993, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1993. The pro forma information is based on Protective Life's historical consolidated results of operations for the nine months ended September 30, 1993 and on data provided by Wisconsin National, using financial statement classifications consistent with those used by Protective Life after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on the basis assumed above nor are they indicative of the future operations of the combined enterprises.


                                         NINE MONTHS ENDED
                                        SEPTEMBER 30, 1993
                                        ------------------
                                          (IN THOUSANDS)
                                            (UNAUDITED)

Total revenues                                $545,439
Net income                                    $ 39,801


NOTE F - SUBSEQUENT EVENT

    On October 3, 1994 Protective Life acquired, via a 100% coinsurance transaction, a block of individual life insurance policies. The statutory purchase price was approximately $41.5 million.

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


REVENUES

   The following table sets forth revenues by source for the period shown:

                                       NINE MONTHS         PERCENTAGE
                                          ENDED             INCREASE
                                       SEPTEMBER 30        (DECREASE)
                                      -------------      --------------
                                      (IN THOUSANDS)

                                      1994     1993
                                      ----     ----
Premiums and policy fees            $289,362  $254,273         13.8%
Net investment income                295,978   255,543         15.8
Realized investment gains              4,855       763        536.3
Other income                           2,871     3,101         (7.4)
                                    --------  --------
                                    $593,066  $513,680
                                    --------  --------
                                    --------  --------


   Premiums and policy fees increased $35.1 million or 13.8% in the first nine months of 1994 over the first nine months of 1993. Increases in premiums and policy fees from the Agency and Financial Institutions Divisions represent increases of $7.2 million and $12.4 million, respectively. The Wisconsin National acquisition resulted in an $8.6 million increase in premiums and policy fees and the reinsurance in 1993 of a block of universal life policies resulted in a $3.4 million increase. The reinsurance of a block of payroll deduction policies effective April 2, 1994 resulted in a $6.0 million increase. Decreases in older acquired blocks of policies represent a $2.8 million decrease in premiums and policy fees.

   Net investment income in the first nine months of 1994 increased by $40.4 million or 15.8% over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The Wisconsin
National acquisition and the reinsurance of a block of universal life policies and a block of payroll deduction policies resulted in an increase in net investment income of $16.0 million in the first nine months of 1994.

   Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities as "available for sale." The sales of investments that have occurred have largely resulted from portfolio management decisions to maintain proper matching of assets and liabilities.

   Realized investment gains for the first nine months of 1994 were $4.1 million higher than the corresponding period of 1993. Realized investment gains in the first nine months of 1993 were reduced by an $8.7 million increase in Protective Life's allowance for uncollectible amounts on investments (primarily relating to mortgage loans) which were recorded as a realized investment loss. In 1994, realized investment gains on the sale of equity securities were partially offset by realized investment losses incurred from sales of fixed maturity investments that occurred to maintain proper matching of assets and liabilities.

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

INCOME BEFORE INCOME TAX

   The following table sets forth income or loss before income tax by business segment for the periods shown:

                                         INCOME (LOSS) BEFORE INCOME TAX
                                          NINE MONTHS ENDED SEPTEMBER 30
                                                 (IN THOUSANDS)
                                         -------------------------------
BUSINESS SEGMENT                              1994               1993
- - - ----------------                              ----               ----
Agency                                     $ 12,699              $14,021
Group                                         7,103                8,649
Financial Institutions                        6,055                5,126
Investment Products                           4,091                2,344
Guaranteed Investment Contracts              28,329               15,423
Acquisitions                                 28,605               19,013
Corporate and Other                         (12,477)              (8,536)
Unallocated Realized Investment
 Gains (Losses)                                 474                2,802
                                         ----------            ---------
                                           $ 74,879              $58,842
                                         ----------            ---------
                                         ----------            ---------


   Agency pretax earnings were $1.3 million lower in the first nine months of 1994 as compared to the first nine months of 1993 primarily due to $1.8 million of expenses to develop new marketing ventures.

   Group pretax earnings were $1.5 million lower in the first nine months of 1994 as compared to the first nine months of 1993 due to start up expenses of approximately $2.1 million related to the establishment of a special marketing unit to sell dental plans through mail and telephone solicitations. Lower traditional group life and health earnings were offset by improved earnings from dental products.

   Pretax earnings of the Financial Institutions Division were $0.9 million higher in the first nine months of 1994 as compared to the same period in 1993 due to the growth in premiums and policy fees.

   Investment Products Division pretax earnings were $1.7 million higher in the first nine months of 1994 compared to the same period of 1993. The Division's earnings have increased due to the growth in annuity deposits, though the increase was largely offset by realized investment losses from the sale of investments to maintain proper matching of assets and liabilities, and increased expenses of approximately $1.7 million related to the development and introduction of a variable annuity. Variable annuity deposits are reported in the accompanying financial statements as "liabilities related to separate accounts."

   The Guaranteed Investment Contract ("GIC") Division had pretax earnings of $28.3 million in the first nine months of 1994 and $15.4 million in the corresponding period of 1993. Realized investment gains associated with this Division were $7.6 million higher in the first nine months of 1994 as compared to the same period last year. GIC earnings have also increased due to improved investment results and to the growth in deposits placed with Protective Life. At September 30, 1994, GIC deposits totaled $2.3 billion compared to $2.0 billion one year earlier.

   Pretax earnings from the Acquisitions Division increased
$9.6 million in the first nine months of 1994 as compared to the same period of 1993. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective Life completed its acquisition of Wisconsin National and acquired by reinsurance a block of universal life policies during the 1993 third quarter. These two acquisitions represent all of the increase.

   In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of smaller insurance companies or blocks of policies. On April 2, 1994 the Division acquired by reinsurance a small block of payroll deduction policies. On October 3, 1994 the Division announced it had acquired, through a coinsurance transaction, a block of 130,000 individual life insurance policies from Reliance Standard Life Insurance Company. The statutory purchase price paid was approximately $41.5 million. The block of policies currently generates approximately
$25 million in annual premiums and involves $110 million in reserves.

   The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax earnings for this segment were $3.9 million lower in the first nine months of 1994 as compared to the first nine months of 1993 primarily due to higher expenses.

INCOME TAXES

   The following table sets forth the effective tax rates for the periods shown:


           NINE MONTHS
              ENDED                     ESTIMATED EFFECTIVE
           SEPTEMBER 30                  INCOME TAX RATES
           ------------                 -------------------
              1994                              32.0%
              1993                              33.5


   In August, 1993, the corporate income tax rate was increased from 34% to 35%, which resulted in an increase to income tax expense of $1.2 million due to a recalculation of Protective Life's deferred income tax liability. The effective income tax rate for the first nine months of 1993 was 33.5%. Management's estimate of the effective income tax rate for 1994 is 32.0%.

NET INCOME

   The following table sets forth net income for the periods shown:


                                     NET INCOME
    NINE MONTHS              ------------------------------
       ENDED                       TOTAL         PERCENTAGE
    SEPTEMBER 30              (IN THOUSANDS)      INCREASE
   -------------              --------------     ----------
        1994                     $50,919            34.3%
        1993                      37,923            28.7


   Compared to the same period in 1993, net income in the first nine months of 1994 increased $13.0 million, reflecting improved earnings in the Financial Institutions, Investment Products, GIC, and Acquisitions Divisions, which were partially offset by lower earnings in the Agency and Group Divisions and the Corporate and Other segment.

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

   During the first nine months of 1994, interest rates rose over two percentage points. Even though Protective Life believes its asset/liability matching practices and certain product features provide significant protection for Protective Life against the effects of changes in interest rates, the new accounting rule required reporting a $125.3 million decrease in stockholder's equity.

   In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In October 1994, the FASB amended SFAS No. 114 with the issuance of SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Protective Life anticipates that the impact of adopting SFAS Nos. 114 and 118 on its financial condition will be immaterial.

   In October 1994, the FASB issued SFAS No. 119, "Disclosure
About Derivative Financial Instruments and Fair Value of Financial Instruments." The Company anticipates that the impact of adopting SFAS No. 119 on its financial condition and presentation will be immaterial.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit 27 - Financial data schedule



                            SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PROTECTIVE LIFE INSURANCE COMPANY




Date:  November 11, 1994        /s/ Jerry W. DeFoor
Jerry W. DeFoor                 ----------------------------
                                Vice President and Controller,
                                and Chief Accounting Officer
                                (Duly authorized officer)