Form 10-K405
PROTECTIVE LIFE INSURANCE CO
filed 1995-03-24
CIK 310826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED           COMMISSION FILE NUMBER
              DECEMBER 31, 1994                      33-31940
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

    Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 10, 1995: 5,000,000

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

                      DOCUMENTS INCORPORATED BY REFERENCE

                               None, except Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Protective Life Insurance Company ("Protective") is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company. Founded in 1907, Protective provides financial services through the production, distribution, and administration of insurance and investment products.

    Protective markets individual life and health insurance and annuities nationally through professional, independent general agents. Protective serves the individual payroll deduction market by offering universal life and supplemental insurance, and Protective distributes group life, health, and dental insurance products through full-time field representatives who market to employers and associations through agents and brokers. Protective markets annuities and investment products, credit life, and disability products through broker-dealers and financial institutions to their customers, and Protective sells guaranteed investment contracts.

    Over the last twenty-five years PLC has made several acquisitions of smaller insurance companies or blocks of policies. Many of these transactions included Protective. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective. PLC acquired a small life insurance company and merged it into Protective in the first quarter of 1992. In the third quarter of 1992, Protective assumed a block of credit life and credit accident and health insurance business. In the third quarter of 1993, Protective acquired a Wisconsin insurer and reinsured a block of universal life policies. In the second quarter of 1994, Protective coinsured a small block of payroll deduction policies. In the fourth quarter of 1994, Protective acquired through coinsurance a block of 130,000 policies.

    In 1991, Protective converted preferred stock into 80% of the common stock of Southeast Health Plan, Inc. ("SEHP"). In January 1993, Protective's ownership of SEHP was transferred to PLC.

ITEM 2.  PROPERTIES

    Protective's administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

    Protective leases administrative space in 4 cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $61 thousand.

    Marketing offices are leased in 15 cities, substantially all under leases for periods of three to five years with only two leases running longer than five years. The aggregate monthly rent is approximately $28 thousand.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of Protective, to which Protective or any of its subsidiaries is a party or of which any of Protective's properties is subject. For additional information regarding legal proceedings see Note G to the consolidated financial statements included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not required in accordance with General Instruction J(2)(c).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

    Protective is a wholly-owned subsidiary of PLC which also owns all of the redeemable preferred stock issued by Protective's subsidiary, American Foundation Life Insurance Company ("American Foundation"). Therefore, neither Protective's Common Stock nor American Foundation's Preferred Stock is publicly traded.

    At December 31, 1994, $321 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $248 million would be subject to Federal income tax at rates then effective. Protective does not anticipate involuntarily paying tax on such distributions.

    In addition, insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by its insurance subsidiaries in 1995 is estimated to be $62 million.

    The American Foundation Preferred Stock pays, when and if declared, annual minimum cumulative dividends of $0.1 million and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million.

    In 1994 and 1993, respectively American Foundation paid preferred dividends of $0.9 million and $1.5 million. During 1993, Protective transferred its ownership interest in SEHP to PLC in the form of a common dividend. Protective paid no other dividends to PLC during 1993 or 1994. Protective and American Foundation expect to continue to be able to pay cash dividends, subject to their earnings and financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

    Not required in accordance with General Instruction J(2)(a).

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

    In accordance with General Instruction J(2)(a), Protective includes the following analysis with the reduced disclosure format.

REVENUES

    The following table sets forth revenues by source for the periods shown:

                                                           YEAR ENDED         PERCENTAGE
                                                          DECEMBER 31          INCREASE
                                                     ----------------------  -------------
                                                        1994        1993      (DECREASE)
                                                     ----------  ----------  -------------
                                                         (IN THOUSANDS)
Premiums and Policy Fees...........................  $  402,772  $  351,423         14.6%
Net Investment Income..............................     408,933     354,165         15.5%
Realized Investment Gains (Losses).................       6,298       5,054         24.6%
Other Income.......................................      11,977       4,756        151.8%
                                                     ----------  ----------
                                                     $  829,980  $  715,398
                                                     ----------  ----------
                                                     ----------  ----------

    Premiums and policy fees increased $51.3 million or 14.6% in 1994 over 1993. In the third quarter of 1993 Protective completed its acquisition of Wisconsin National Life Insurance Company ("Wisconsin National") and reinsured a block of universal life policies. This acquisition and reinsurance arrangement resulted in an increase in premiums and policy fees of $10.5 million in 1994. The reinsurance of a block of payroll deduction policies effective April 1, 1994 resulted in a $7.9 million increase. On October 3, 1994 Protective acquired through coinsurance a block of policies from Reliance Standard Life Insurance Company ("Reliance Standard"), which added $12.5 million of premiums in 1994. Decreases in older acquired blocks of policies represented a $3.1 million decrease in premiums and policy fees. Increases in premiums and policy fees from the Financial Institutions, Group, and Individual Life (formerly, Agency) Divisions represented increases of $10.7 million, $5.1 million, and $7.6 million, respectively.

    Net investment income increased $54.8 million or 15.5% in 1994 over 1993 primarily due to an increase in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. Wisconsin National and other recent acquisitions represented $23.9 million of the increase in net investment income in 1994. Protective's percentage earned on average cash and investments was 8.2% for 1994, slightly below the 8.4% for 1993.

    Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective has classified its fixed maturity investments as "available for sale" because Protective might sell such investments in response to changes in interest rates, needs for liquidity, and changes in the availability of alternative investments. The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities.

    In 1994, realized investment gains on the sale of equity securities and other long-term investments of $14.9 million were partially offset by realized investment losses of $8.6 million incurred from sales of fixed maturity investments that occurred to maintain proper matching of assets and liabilities. Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $35.2 million at December 31, 1994. Additions to the allowance are treated as realized investment losses.

    Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC. During 1994, Protective recognized approximately $8.2 million in settlement of litigation in which Protective was a plaintiff relating to an acquisition made in 1974.

INCOME BEFORE INCOME TAX

    The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                         INCOME (LOSS) BEFORE
                                                              INCOME TAX
                                                        -----------------------
                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                           1994          1993
                                                        ----------     --------
                                                            (IN THOUSANDS)
BUSINESS SEGMENT
Acquisitions.........................................   $   39,176     $ 29,845
Financial Institutions...............................        8,176        7,220
Group................................................       11,169       10,435
Guaranteed Investment Contracts......................       33,197       27,218
Individual Life......................................       17,223       20,324
Investment Products..................................          107        3,402
Corporate and Other..................................       (8,736)     (14,208)
Unallocated Realized Investment Gains (Losses).......        5,266        1,876
                                                        ----------     --------
                                                        $  105,578     $ 86,112
                                                        ----------     --------
                                                        ----------     --------

    Pretax earnings from the Acquisitions Division increased $9.3 million in 1994 as compared to 1993. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Wisconsin National acquisition and the reinsurance of a block of universal life policies in 1993 added $9.2 million to the Division's 1994 earnings. The acquisition of a block of policies from Reliance Standard in the 1994 fourth quarter reduced earnings $1.3 million but should contribute to earnings next year. The Division also experienced improved results in its other blocks of acquired policies.

    Pretax earnings of the Financial Institutions Division were $1.0 million higher in 1994 as compared to 1993 due to premium growth and improved claims ratios.

    Group pretax earnings were $0.7 million higher in 1994 as compared to 1993. Higher traditional group life and health earnings were complemented by higher earnings from the Division's cancer and dental products. The Division's results include approximately $3.0 million of expenses to establish a special marketing unit to sell dental plans through mail and telephone solicitations.

    The Guaranteed Investment Contracts ("GIC") Division had pretax earnings of $33.2 million in 1994 and $27.2 million in 1993. GIC earnings have increased due to the growth in GIC deposits placed with Protective. At December 31, 1994, GIC deposits totaled $2.3 billion compared to $2.0 billion one year earlier.

    The Individual Life Division had 1994 pretax earnings of $17.2 million, $3.1 million lower than 1993. Mortality experience, while still favorable, was approximately $2.5 million less favorable than 1993. The Division also spent approximately $3.0 million during 1994 to develop new ventures including a special program for parents and guardians of persons with disabilities; a special product for owners of privately held companies; and the sale of policies in the life insurance brokerage market.

    The Investment Products Division's pretax earnings were $3.3 million lower in 1994 compared to 1993. These results are after approximately $2.0 million of additional amortization of deferred policy acquisition costs related to the compression of interest spreads caused by rising interest rates on the Division's fixed annuities, and expenses of approximately $4.5 million related to the development and introduction of the

Division's variable annuity. Realized investment losses from the sale of investments to maintain proper matching of assets and liabilities in 1994 were $2.5 million compared to realized investment gains of $2.9 million last year. Fixed annuity deposits totaled $983 million, and variable annuity deposits totaled $171 million at December 31, 1994. Variable annuity deposits of $121 million are reported in the accompanying financial statements as "liabilities related to separate accounts."

    The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pre-tax losses for this segment were $5.5 million lower in 1994 as compared to 1993. The segment's 1994 results include approximately $8.2 million relating to the settlement of litigation relating to an acquisition made in 1974, which was partially offset by increases in other expenses.

INCOME TAX EXPENSE

    The following table sets forth the effective income tax rates for the periods shown:

YEAR ENDED                                 EFFECTIVE INCOME TAX
DECEMBER 31                                        RATES
-------------                              ---------------------
1994.....................................            31.1%
1993.....................................            33.4

    In August 1993, the corporate income tax rate was increased from 34% to 35%, which resulted in a one-time increase to income tax expense of $1.2 million due to a recalculation of Protective's deferred income tax liability. The effective income tax rate for 1993, excluding the one-time increase, was 33.4%. For the year ended December 31, 1994, the effective income tax rate was 31.1%. Management's estimate of the effective income tax rate for 1995 is 33%.

NET INCOME

    The following table sets forth net income for the periods shown:

                                                     NET INCOME
                                           -------------------------------
YEAR ENDED                                                    PERCENTAGE
DECEMBER 31                                    AMOUNT          INCREASE
-------------                              ---------------   -------------
                                           (IN THOUSANDS)
1994....................................   $       72,723            29.5%
1993....................................           56,155            39.6

    Compared to 1993, net income in 1994 increased 29.5%, reflecting improved earnings in the Acquisitions, Financial Institutions, Group, and GIC Divisions and Corporate and Other segment, and higher realized investment gains partially offset by lower earnings in the Individual Life and Investment Products Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." In October 1994, the FASB amended SFAS No. 114 with the issuance of SFAS No. 118, "Accounting by Creditors for Impairment of Loan - Income Recognition and Disclosures." Protective anticipates that the impact of adopting SFAS Nos. 114 and 118 on its financial condition will be immaterial.

    For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

    We have audited the consolidated financial statements and the financial statement schedules of Protective Life Insurance Company and Subsidiaries listed in the index on page 34 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1993. Also, as discussed in Note L to the Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1992.

                                          /s/ COOPERS & LYBRAND L.L.P.

February 13, 1995

                       PROTECTIVE LIFE INSURANCE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1994        1993        1992
                                                                               ----------  ----------  ----------
REVENUES
  Premiums and policy fees (net of reinsurance ceded: 1994 - $172,575; 1993 -
   $126,912; 1992 - $109,355)................................................  $  402,772  $  351,423  $  323,136
  Net investment income......................................................     408,933     354,165     274,991
  Realized investment gains (losses).........................................       6,298       5,054        (154)
  Other income...............................................................      11,977       4,756      10,675
                                                                               ----------  ----------  ----------
                                                                                  829,980     715,398     608,648
                                                                               ----------  ----------  ----------
BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded: 1994 -
   $112,922; 1993 - $84,949; 1992 - $67,436).................................     517,110     461,636     409,557
  Amortization of deferred policy acquisition costs..........................      88,089      73,335      48,403
  Other operating expenses (net of reinsurance ceded: 1994 - $14,326; 1993 -
   $10,759; 1992 - $7,468)...................................................     119,203      94,315      91,925
                                                                               ----------  ----------  ----------
                                                                                  724,402     629,286     549,885
                                                                               ----------  ----------  ----------
INCOME BEFORE INCOME TAX.....................................................     105,578      86,112      58,763
INCOME TAX EXPENSE
  Current....................................................................      37,586      33,039      19,475
  Deferred...................................................................      (4,731)     (3,082)     (2,082)
                                                                               ----------  ----------  ----------
                                                                                   32,855      29,957      17,393
                                                                               ----------  ----------  ----------
INCOME BEFORE MINORITY INTEREST..............................................      72,723      56,155      41,370
MINORITY INTEREST IN NET INCOME OF CONSOLIDATED SUBSIDIARIES.................                                  90
                                                                               ----------  ----------  ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE............      72,723      56,155      41,280
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NET OF INCOME TAX:
 $542).......................................................................                               1,053
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   72,723  $   56,155  $   40,227
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31
                                                                                    ------------------------
                                                                                       1994          1993
                                                                                    ----------    ----------
ASSETS
Investments:
  Fixed maturities, at market (amortized cost: 1994-$3,698,370;
   1993-$2,985,670).............................................................    $3,493,646    $3,051,292
  Equity securities, at market (cost: 1994-$45,958; 1993-$33,331)...............        45,005        40,596
  Mortgage loans on real estate.................................................     1,488,495     1,408,444
  Investment real estate, net of accumulated depreciation (1994-$695;
   1993-$3,126).................................................................        20,170        21,928
  Policy loans..................................................................       147,608       141,136
  Other long-term investments...................................................        50,751        22,760
  Short-term investments........................................................        54,683        79,772
                                                                                    ----------    ----------
    Total investments...........................................................     5,300,358     4,765,928
Cash............................................................................                      23,951
Accrued investment income.......................................................        55,630        51,330
Accounts and premiums receivable, net of allowance for uncollectible
 amounts (1994-$2,464; 1993-$5,024).............................................        28,928        20,473
Reinsurance receivables.........................................................       122,175       102,559
Deferred policy acquisition costs...............................................       434,200       299,307
Property and equipment, net.....................................................        33,185        33,046
Receivables from related parties................................................           281           382
Other assets....................................................................        11,802         7,473
Assets related to separate accounts.............................................       124,145         3,400
                                                                                    ----------    ----------
                                                                                    $6,110,704    $5,307,849
                                                                                    ----------    ----------
                                                                                    ----------    ----------
LIABILITIES
Policy liabilities and accruals:
  Future policy benefits and claims.............................................    $1,694,295    $1,380,845
  Unearned premiums.............................................................       103,479        88,785
                                                                                    ----------    ----------
                                                                                     1,797,774     1,469,630
Guaranteed investment contract deposits.........................................     2,281,673     2,015,075
Annuity deposits................................................................     1,251,318     1,005,742
Other policyholders' funds......................................................       144,461       141,975
Other liabilities...............................................................        94,181        74,375
Accrued income taxes............................................................        (4,699)        7,483
Deferred income taxes...........................................................       (14,667)       69,118
Short-term debt.................................................................        --                20
Long-term debt..................................................................        --                98
Indebtedness to related parties.................................................        39,443        48,943
Liabilities related to separate accounts........................................       124,145         3,400
                                                                                    ----------    ----------
      Total liabilities.........................................................     5,713,629     4,835,859
                                                                                    ----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES -- NOTE G

REDEEMABLE PREFERRED STOCK, $1.00 par value, at redemption value
 Shares authorized and issued: 2,000............................................         2,000         2,000
                                                                                    ----------    ----------

STOCKHOLDER'S EQUITY
Common Stock, $1.00 par value...................................................         5,000         5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital......................................................       126,494       126,494
Net unrealized gains on investments (Net of income tax: 1994-$(57,902);
 1993-$19,774)..................................................................      (107,532)       39,284
Retained earnings...............................................................       377,049       305,176
Note receivable from PLC Employee Stock Ownership Plan..........................        (5,936)       (5,964)
                                                                                    ----------    ----------
      Total stockholder's equity................................................       395,075       469,990
                                                                                    ----------    ----------
                                                                                    $6,110,704    $5,307,849
                                                                                    ----------    ----------
                                                                                    ----------    ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            NET                        NOTE
                                                         ADDITIONAL     UNREALIZED                  RECEIVABLE        TOTAL
                                                COMMON    PAID-IN     GAINS (LOSSES)     RETAINED    FROM PLC     STOCKHOLDER'S
                                                STOCK     CAPITAL     ON INVESTMENTS     EARNINGS      ESOP          EQUITY
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1991...................   $5,000   $   84,737   $        3,981     $211,013   $  (6,263)    $    298,468
  Net income for 1992........................                                              40,227                       40,227
  Common dividends ($.38 per share)..........                                              (1,904)                      (1,904)
  Preferred dividends ($675 per share).......                                              (1,350)                      (1,350)
  Decrease in net unrealized gains on
   investments...............................                                   (825)                                     (825)
  Sale of PLC Stock to PLC ESOP (728
   shares)...................................                    16                                                         16
  Sale of PLC Stock to PLC (39,688 shares)...                   643                                                        643
  Transfer of assets from PLC................                    98                                                         98
  Decrease in note receivable from PLC
   ESOP......................................                                                             143              143
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1992...................   5,000        85,494            3,156      247,986      (6,120)         335,516
  Net income for 1993........................                                              56,155                       56,155
  Preferred dividends ($750 per share).......                                              (1,500)                      (1,500)
  Transfer of Southeast Health Plan, Inc.
   common stock to PLC.......................                                               2,535                        2,535
  Increase in net unrealized gains on
   investments...............................                                 36,128                                    36,128
  Capital contribution from PLC..............                41,000                                                     41,000
  Decrease in note receivable from PLC
   ESOP......................................                                                             156              156
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1993...................   5,000       126,494           39,284      305,176      (5,964)         469,990
  Net income for 1994........................                                              72,723                       72,723
  Preferred dividends ($425 per share).......                                                (850)                        (850)
  Decrease in net unrealized gains on
   investments...............................                               (146,816)                                 (146,816)
  Decrease in note receivable from PLC
   ESOP......................................                                                              28               28
                                                ------   ----------   ---------------    --------   ----------    -------------
                                                $5,000   $  126,494   $     (107,532)    $377,049   $  (5,936)    $    395,075
                                                ------   ----------   ---------------    --------   ----------    -------------
                                                ------   ----------   ---------------    --------   ----------    -------------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                               YEAR ENDED
                                                                                                               DECEMBER 31
                                                                                                               -----------
                                                                                                                  1994
                                                                                                               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................................................................  $    72,723
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs........................................................       88,089
    Capitalization of deferred policy acquisition costs......................................................     (127,566)
    Depreciation expense.....................................................................................        4,280
    Deferred income taxes....................................................................................       (4,731)
    Accrued income taxes.....................................................................................      (12,182)
    Interest credited to universal life and investment products..............................................      260,081
    Policy fees assessed on universal life and investment products...........................................      (85,532)
    Change in accrued investment income and other receivables................................................      (32,242)
    Change in policy liabilities and other policyholder funds of traditional life and health products........       61,322
    Change in other liabilities..............................................................................       18,564
    Other (net)..............................................................................................       (1,475)
                                                                                                               -----------
Net cash provided by operating activities....................................................................      241,331
                                                                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments:
    Investments available for sale...........................................................................      386,498
    Other....................................................................................................      153,945
  Sale of investments:
    Investment available for sale............................................................................      630,095
    Other....................................................................................................       59,550
  Cost of investments acquired:
    Investments available for sale...........................................................................   (1,807,658)
    Other....................................................................................................     (220,839)
  Acquisitions and bulk reinsurance assumptions..............................................................      106,435
  Principal payments on subordinated debenture of PLC........................................................
  Purchase of property and equipment.........................................................................       (4,889)
  Sale of property and equipment.............................................................................          470
                                                                                                               -----------
Net cash used in investing activities........................................................................     (696,393)
                                                                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under line of credit arrangements and long-term debt...............................      572,586
  Proceeds from borrowing from PLC...........................................................................
  Proceeds from surplus note to PLC..........................................................................
  Capital contribution from PLC..............................................................................
  Principal payments on line of credit arrangements and long-term debt.......................................     (572,704)
  Principal payment on surplus note to PLC...................................................................       (9,500)
  Dividends to stockholder...................................................................................         (850)
  Investment product deposits and change in universal life deposits..........................................    1,417,980
  Investment product withdrawals.............................................................................     (976,401)
                                                                                                               -----------
Net cash provided by financing activities....................................................................      431,111
                                                                                                               -----------
INCREASE(DECREASE) IN CASH...................................................................................      (23,951)
CASH AT BEGINNING OF YEAR....................................................................................       23,951
                                                                                                               -----------
CASH AT END OF YEAR..........................................................................................  $         0
                                                                                                               -----------
                                                                                                               -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year:
    Interest on notes and mortgages payable..................................................................  $     5,029
    Income taxes.............................................................................................  $    49,765
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Minority interest in consolidated subsidiary...............................................................
  Sale of PLC stock to PLC...................................................................................
  Sale of PLC stock to ESOP..................................................................................
  Reduction of principal on note from ESOP...................................................................  $        28
  Acquisitions and bulk reinsurance assumptions
    Assets acquired..........................................................................................  $   117,349
    Liabilities assumed......................................................................................     (166,595)
                                                                                                               -----------
    Net......................................................................................................  $   (49,246)
                                                                                                               -----------
                                                                                                               -----------


                                                                                                                  1993
                                                                                                               -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................................................................  $    56,155
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs........................................................       73,335
    Capitalization of deferred policy acquisition costs......................................................      (92,935)
    Depreciation expense.....................................................................................        2,660
    Deferred income taxes....................................................................................       16,987
    Accrued income taxes.....................................................................................        5,040
    Interest credited to universal life and investment products..............................................      220,772
    Policy fees assessed on universal life and investment products...........................................      (67,314)
    Change in accrued investment income and other receivables................................................      (91,864)
    Change in policy liabilities and other policyholder funds of traditional life and health products........       47,212
    Change in other liabilities..............................................................................       11,970
    Other (net)..............................................................................................       10,517
                                                                                                               -----------
Net cash provided by operating activities....................................................................      192,535
                                                                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments:
    Investments available for sale...........................................................................
    Other....................................................................................................    1,319,590
  Sale of investments:
    Investment available for sale............................................................................
    Other....................................................................................................      244,683
  Cost of investments acquired:
    Investments available for sale...........................................................................
    Other....................................................................................................   (2,320,628)
  Acquisitions and bulk reinsurance assumptions..............................................................       14,170
  Principal payments on subordinated debenture of PLC........................................................
  Purchase of property and equipment.........................................................................       (3,451)
  Sale of property and equipment.............................................................................        1,817
                                                                                                               -----------
Net cash used in investing activities........................................................................     (743,819)
                                                                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under line of credit arrangements and long-term debt...............................      574,423
  Proceeds from borrowing from PLC...........................................................................
  Proceeds from surplus note to PLC..........................................................................       35,000
  Capital contribution from PLC..............................................................................       41,000
  Principal payments on line of credit arrangements and long-term debt.......................................     (577,767)
  Principal payment on surplus note to PLC...................................................................      (22,500)
  Dividends to stockholder...................................................................................       (1,500)
  Investment product deposits and change in universal life deposits..........................................    1,198,263
  Investment product withdrawals.............................................................................     (683,251)
                                                                                                               -----------
Net cash provided by financing activities....................................................................      563,668
                                                                                                               -----------
INCREASE(DECREASE) IN CASH...................................................................................       12,384
CASH AT BEGINNING OF YEAR....................................................................................       11,567
                                                                                                               -----------
CASH AT END OF YEAR..........................................................................................  $    23,951
                                                                                                               -----------
                                                                                                               -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year:
    Interest on notes and mortgages payable..................................................................  $     3,803
    Income taxes.............................................................................................  $    27,432
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Minority interest in consolidated subsidiary...............................................................  $    (1,311)
  Sale of PLC stock to PLC...................................................................................
  Sale of PLC stock to ESOP..................................................................................
  Reduction of principal on note from ESOP...................................................................  $       156
  Acquisitions and bulk reinsurance assumptions
    Assets acquired..........................................................................................  $   423,140
    Liabilities assumed......................................................................................     (429,580)
                                                                                                               -----------
    Net......................................................................................................  $    (6,440)
                                                                                                               -----------
                                                                                                               -----------


                                                                                                                  1992

                                                                                                               -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................................................................  $    40,227

  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs........................................................       48,403

    Capitalization of deferred policy acquisition costs......................................................      (81,160)

    Depreciation expense.....................................................................................        2,974

    Deferred income taxes....................................................................................       (3,280)

    Accrued income taxes.....................................................................................        2,368

    Interest credited to universal life and investment products..............................................      173,658

    Policy fees assessed on universal life and investment products...........................................      (46,383)

    Change in accrued investment income and other receivables................................................       (2,135)

    Change in policy liabilities and other policyholder funds of traditional life and health products........        4,307

    Change in other liabilities..............................................................................        6,230

    Other (net)..............................................................................................       (3,377)

                                                                                                               -----------

Net cash provided by operating activities....................................................................      141,832

                                                                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments:
    Investments available for sale...........................................................................
    Other....................................................................................................      881,795

  Sale of investments:
    Investment available for sale............................................................................
    Other....................................................................................................      338,850

  Cost of investments acquired:
    Investments available for sale...........................................................................
    Other....................................................................................................   (1,997,470)

  Acquisitions and bulk reinsurance assumptions..............................................................       23,274

  Principal payments on subordinated debenture of PLC........................................................        3,678

  Purchase of property and equipment.........................................................................       (2,679)

  Sale of property and equipment.............................................................................          181

                                                                                                               -----------

Net cash used in investing activities........................................................................     (752,371)

                                                                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under line of credit arrangements and long-term debt...............................      297,300

  Proceeds from borrowing from PLC...........................................................................        4,700

  Proceeds from surplus note to PLC..........................................................................       15,000

  Capital contribution from PLC..............................................................................
  Principal payments on line of credit arrangements and long-term debt.......................................     (297,331)

  Principal payment on surplus note to PLC...................................................................       (4,500)

  Dividends to stockholder...................................................................................       (3,254)

  Investment product deposits and change in universal life deposits..........................................      871,251

  Investment product withdrawals.............................................................................     (263,530)

                                                                                                               -----------

Net cash provided by financing activities....................................................................      619,636

                                                                                                               -----------

INCREASE(DECREASE) IN CASH...................................................................................        9,097

CASH AT BEGINNING OF YEAR....................................................................................        2,470

                                                                                                               -----------

CASH AT END OF YEAR..........................................................................................  $    11,567

                                                                                                               -----------

                                                                                                               -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year:
    Interest on notes and mortgages payable..................................................................  $       326

    Income taxes.............................................................................................  $    17,278

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Minority interest in consolidated subsidiary...............................................................  $        90

  Sale of PLC stock to PLC...................................................................................  $       643

  Sale of PLC stock to ESOP..................................................................................  $        16

  Reduction of principal on note from ESOP...................................................................  $       143

  Acquisitions and bulk reinsurance assumptions
    Assets acquired..........................................................................................  $   103,557

    Liabilities assumed......................................................................................     (130,008)

                                                                                                               -----------

    Net......................................................................................................  $   (26,451)

                                                                                                               -----------

                                                                                                               -----------


                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries ("Protective") are prepared on the basis of generally accepted accounting principles. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note B.)

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

    Protective adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993, which requires Protective to carry its investment in fixed maturities and certain other securities at market value instead of amortized cost. As prescribed by SFAS No. 115, these investments are recorded at their market values with the resulting unrealized gains and losses, net of income tax, reported as a component of stockholder's equity reduced by a related adjustment to deferred policy acquisition costs. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective's operations, its reported stockholder's equity will fluctuate significantly as interest rates change.

    In 1994, Protective adopted SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Values of Financial Instruments," which requires additional disclosures related to derivative financial instruments. Also, in 1994, Protective adopted new disclosure requirements required by Statement of Position 94-4 of the Accounting Standards Division of the American Institute of Certified Public Accountants concerning disclosures related to Protective's liability for unpaid claims. The adoption of these accounting standards had no effect on Protective's financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENTS

    For purposes of adopting SFAS No. 115 Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale."

    Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

    - Fixed   maturities  (bonds,  bank   loan  participations,  and  redeemable
      preferred stocks) -- at current market value.

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

    Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $9.7 million in bank deposits voluntarily restricted as to withdrawal.

    Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                        1994          1993
                                                                    ------------  ------------
Total investments.................................................  $  5,499,511  $  4,693,041
Deferred policy acquisition costs.................................       400,480       311,757
All other assets..................................................       376,146       242,614
                                                                    ------------  ------------
                                                                    $  6,276,137  $  5,247,412
                                                                    ------------  ------------
                                                                    ------------  ------------
Deferred income taxes.............................................  $     43,235  $     47,965
All other liabilities.............................................     5,728,296     4,766,741
                                                                    ------------  ------------
                                                                       5,771,531     4,814,706
Redeemable preferred stock........................................         2,000         2,000
Stockholder's equity..............................................       502,606       430,706
                                                                    ------------  ------------
                                                                    $  6,276,137  $  5,247,412
                                                                    ------------  ------------
                                                                    ------------  ------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

    DERIVATIVE FINANCIAL INSTRUMENTS

    Protective does not use derivative financial instruments for trading purposes.

    Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. Net realized gains of $7.9 million were deferred in 1994. At December 31, 1994, open futures contracts with a notional amount of $137.5 million were in a $0.4 million net unrealized loss position.

    Protective uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At December 31, 1994, related open interest rate swap contracts with a notional amount of $230.0 million were in an $8.9 million net unrealized loss position. At December 31, 1993, related open interest rate swap contracts with a notional amount of $245.0 million were in a $9.0 million net unrealized gain position.

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

    Property and equipment consisted of the following at December 31:

                                                                            1994       1993
                                                                          ---------  ---------
Home office building....................................................  $  35,321  $  35,284
Other, principally furniture and equipment..............................     25,687     21,576
                                                                          ---------  ---------
                                                                             61,008     56,860
Accumulated depreciation................................................     27,823     23,814
                                                                          ---------  ---------
                                                                          $  33,185  $  33,046
                                                                          ---------  ---------
                                                                          ---------  ---------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SEPARATE ACCOUNTS
    Protective operates separate accounts, some in which Protective bears the investment risk and others in which the investments risk rests with the contractholder. The assets and liabilities related to separate accounts in which Protective does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

    REVENUES, BENEFITS, CLAIMS, AND EXPENSES

    - Traditional Life and Health Insurance Products -- Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

    Activity in the liability for unpaid claims is summarized as follows:

                                                              1994        1993        1992
                                                           ----------  ----------  ----------
Balance beginning of year................................  $   77,191  $   68,203  $   49,851
  Less reinsurance.......................................       3,973       3,809       3,685
                                                           ----------  ----------  ----------
Net balance beginning of year............................      73,218      64,394      46,166
                                                           ----------  ----------  ----------
Incurred related to:
Current year.............................................     203,453     194,394     178,604
Prior year...............................................      (6,683)     (5,123)      5,753
                                                           ----------  ----------  ----------
    Total incurred.......................................     196,770     189,271     184,357
                                                           ----------  ----------  ----------
Paid related to:
Current year.............................................     148,548     141,361     127,859
Prior year...............................................      47,002      39,086      38,270
                                                           ----------  ----------  ----------
    Total paid...........................................     195,550     180,447     166,129
                                                           ----------  ----------  ----------
Net balance end of year..................................      74,438      73,218      64,394
  Plus reinsurance.......................................       5,024       3,973       3,809
                                                           ----------  ----------  ----------
Balance end of year......................................  $   79,462  $   77,191  $   68,203
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - Universal Life and Investment Products -- Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 1994.

      At December 31, 1994, Protective estimates the fair value of its guaranteed investment contracts to be $2,200 million using discounted cash flows. The surrender value of Protective's annuities which approximates fair value was $1,221 million.

    - Policy Acquisition Costs -- Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.

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

      The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs, discounted at interest rates averaging 15%. For acquisitions occurring after 1988, Protective amortizes the present value of future profits over the premium payment period including accrued interest at 8%. The unamortized present value of future profits for such acquisitions was approximately $84.4 million and $39.4 million at December 31, 1994 and 1993, respectively. During 1994 $56.0 million of present value of future

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     profits on acquisitions made during the year was capitalized, and $11.0 million was amortized. The unamortized present value of future profits for all acquisitions was $110.3 million at December 31, 1994 and $69.9 million at December 31, 1993.

    PARTICIPATING POLICIES

    Participating business comprises approximately 4% of the individual life insurance in force and 4% of the individual life insurance premium income. Policyholder dividends totaled $2.6 million in 1994, 1993, and 1992.

    INCOME TAXES

    Protective uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

    RECLASSIFICATIONS

    Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on net income, total assets, or stockholder's equity.

NOTE B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES
    Financial statements prepared in conformity with generally accepted accounting principals ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, (c) deferred income taxes are provided for temporary differences between financial and taxable earnings, (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to stockholder's equity, (e) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items), (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently, and (g) bonds are stated at market instead of amortized cost.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES (CONTINUED)
    The reconciliations  of  net income  and  stockholder's equity  prepared  in
conformity   with  statutory  reporting  practices   to  that  reported  in  the
accompanying consolidated financial statements are as follows:

                                                           NET INCOME                   STOCKHOLDER'S EQUITY
                                                 -------------------------------  --------------------------------
                                                   1994       1993       1992        1994       1993       1992
                                                 ---------  ---------  ---------  ----------  ---------  ---------
In conformity with statutory reporting
 practices:
  Protective Life Insurance Company............  $  54,812  $  41,471  $  25,138  $  304,858  $ 263,075  $ 206,476
  Wisconsin National Life Insurance Company....     10,132      9,591                 57,268     50,885
  American Foundation Life Insurance Company...      3,072      1,415      2,155      20,327     18,290     18,394
  Capital Investors Life Insurance Company.....        170        207                  1,125        824
  Empire General Life Assurance Corporation....        690        408       (201)     21,270     10,588      5,178
  National Deposit Life Insurance Company1.....                            5,386
  Protective Life Insurance Acquisition
   Corporation2................................                               22
  Protective Life Insurance Corporation of
   Alabama.....................................         69         16                  2,133      2,064
  Consolidation elimination....................                    30        (74)   (100,123)   (80,651)   (21,572)
                                                 ---------  ---------  ---------  ----------  ---------  ---------
                                                    68,945     53,138     32,426     306,858    265,075    208,476
Additions (deductions) by adjustment:
  Deferred policy acquisition costs, net of
   amortization................................     41,718     25,686     33,476     434,200    299,307    274,923
  Policy liabilities and accruals..............    (34,632)   (15,586)   (26,486)   (140,298)   (69,844)   (45,583)
  Deferred income tax..........................      4,731      3,081      2,082      14,667    (69,118)   (51,842)
  Asset Valuation Reserve......................                                       24,925     43,398     25,341
  Interest Maintenance Reserve.................     (1,716)    (1,432)       (93)      3,583     10,489      1,634
  Nonadmitted items............................                                       21,445      7,742    (10,178)
  Timing differences on mortgage loans on real
   estate and fixed maturity investments.......       (961)     1,645      1,296       6,877      7,350    (11,608)
  Net unrealized gains and losses on
   investments, net of income tax..............                                     (107,532)    39,284      3,156
  Realized investment losses...................     (6,664)    (7,860)    (2,565)
  Noninsurance affiliates......................                   (12)       934                     31     (2,535)
  Consolidation elimination....................     (4,415)    (2,107)    (5,310)   (162,835)   (65,620)   (53,450)
  Minority interest in consolidated
   subsidiaries................................                              (90)                           (1,311)
  Other adjustments, net.......................      5,717       (398)     4,557      (4,815)     1,896     (1,507)
                                                 ---------  ---------  ---------  ----------  ---------  ---------
  In conformity with generally accepted
   accounting principles.......................  $  72,723  $  56,155  $  40,227  $  397,075  $ 469,990  $ 335,516
                                                 ---------  ---------  ---------  ----------  ---------  ---------
                                                 ---------  ---------  ---------  ----------  ---------  ---------

--------------------------
(1)   Merged into Protective in September 1992.

(2) Formed to facilitate Protective's acquisition of Employers National Life Insurance Company. See Note F.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS
    Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                              1994        1993        1992
                                                           ----------  ----------  ----------
Fixed maturities.........................................  $  237,264  $  211,566  $  174,051
Equity securities........................................       2,435       1,519         939
Mortgage loans on real estate............................     141,751     130,262     108,128
Investment real estate...................................       1,950       2,119       1,848
Policy loans.............................................       8,397       7,558       6,781
Other, principally short-term investments................      35,062      18,779       3,799
                                                           ----------  ----------  ----------
                                                              426,859     371,803     295,546
Investment expenses......................................      17,926      17,638      20,555
                                                           ----------  ----------  ----------
                                                           $  408,933  $  354,165  $  274,991
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                1994        1993       1992
                                                              ---------  ----------  ---------
Fixed maturities............................................  $  (8,646) $   10,508  $   8,163
Equity securities...........................................      7,735       2,230      3,688
Mortgage loans and other investments........................      7,209      (7,684)   (12,005)
                                                              ---------  ----------  ---------
                                                              $   6,298  $    5,054  $    (154)
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $35.2 million at December 31, 1994 and 1993. Additions to the allowance are included in realized investment losses. Without such additions, Protective had realized investment gains of $6.3 million, $13.8 million, and $9.5 million in 1994, 1993, and 1992, respectively.

    In 1994, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $15.2 million and gross losses were $16.4 million. In 1993, gross gains were $8.3 million and gross losses were less than $0.4 million. In 1992, gross gains on the sale of fixed maturities were $12.8 million and gross losses were $1.7 million.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:

                                                            GROSS        GROSS      ESTIMATED
                                            AMORTIZED     UNREALIZED   UNREALIZED     MARKET
1994                                           COST         GAINS        LOSSES       VALUES
-----------------------------------------  ------------   ----------   ----------  ------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities...........  $  2,002,842   $   7,538    $ 112,059   $  1,898,321
    United States Government and
     authorities.........................        90,468         290        8,877         81,881
    States, municipalities, and political
     subdivisions........................        10,902           5        1,230          9,677
    Public utilities.....................       414,011       1,091       36,982        378,120
    Convertibles and bonds with
     warrants............................           687           0          302            385
    All other corporate bonds............       927,779       3,437       56,788        874,428
  Bank loan participations...............       244,881           0            0        244,881
  Redeemable preferred stocks............         6,800          37          884          5,953
                                           ------------   ----------   ----------  ------------
                                              3,698,370      12,398      217,122      3,493,646
Equity securities........................        45,958       3,994        4,947         45,005
Short-term investments...................        54,683           0            0         54,683
                                           ------------   ----------   ----------  ------------
                                           $  3,799,011   $  16,392    $ 222,069   $  3,593,334
                                           ------------   ----------   ----------  ------------
                                           ------------   ----------   ----------  ------------

                                                            GROSS        GROSS      ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      MARKET
1993                                           COST         GAINS       LOSSES        VALUES
-----------------------------------------  ------------  -----------  -----------  ------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities...........  $  1,531,012   $  31,532    $     957   $  1,561,587
    United States Government and
     authorities.........................        89,372       2,818            0         92,190
    States, municipalities, and political
     subdivisions........................        15,024         133            2         15,155
    Public utilities.....................       339,613       4,262          252        343,623
    Convertibles and bonds with
     warrants............................         1,421           0          167          1,254
    All other corporate bonds............       822,505      28,799          688        850,616
  Bank loan participations...............       151,278           0            0        151,278
  Redeemable preferred stocks............        35,445         226           82         35,589
                                           ------------  -----------  -----------  ------------
                                              2,985,670      67,770        2,148      3,051,292
Equity securities........................        33,331       8,560        1,295         40,596
Short-term investments...................        79,772           0            0         79,772
                                           ------------  -----------  -----------  ------------
                                           $  3,098,773   $  76,330    $   3,443   $  3,171,660
                                           ------------  -----------  -----------  ------------
                                           ------------  -----------  -----------  ------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                                        ESTIMATED
                                                                          AMORTIZED       MARKET
                                                                             COST         VALUES
                                                                         ------------  ------------

1994
-----------------------------------------------------------------------
  Due in one year or less..............................................  $    577,146  $    540,223
  Due after one year through five years................................     1,351,435     1,299,248
  Due after five years through ten years...............................       994,994       929,764
  Due after ten years..................................................       774,795       724,411
                                                                         ------------  ------------
                                                                         $  3,698,370  $  3,493,646
                                                                         ------------  ------------
                                                                         ------------  ------------
1993
-----------------------------------------------------------------------
  Due in one year or less..............................................  $    517,179  $    524,100
  Due after one year through five years................................     1,118,089     1,142,613
  Due after five years through ten years...............................       777,058       797,093
  Due after ten years..................................................       573,344       587,486
                                                                         ------------  ------------
                                                                         $  2,985,670  $  3,051,292
                                                                         ------------  ------------
                                                                         ------------  ------------

    The approximate percentage distribution of Protective's fixed maturity investments by quality rating at December 31 is as follows:

RATING                                                            1994       1993
------------------------------------------------------------     ------     ------
AAA.........................................................       57.6%      52.5%
AA..........................................................        5.5        7.8
A...........................................................       12.5       15.1
BBB
  Bonds.....................................................       14.9       16.2
  Bank loan participations..................................        1.4        1.0
BB or Less
  Bonds.....................................................        2.3        2.2
  Bank loan participations..................................        5.6        4.0
Redeemable preferred stocks.................................        0.2        1.2
                                                                 ------     ------
                                                                  100.0%     100.0%
                                                                 ------     ------
                                                                 ------     ------

    At December 31, 1994 and 1993, Protective had bonds which were rated less than investment grade of $82.5 million and $67.3 million, respectively, having an amortized cost of $89.4 million and $66.7 million, respectively. Additionally, Protective had bank loan participations which were rated less than investment grade of $195.1 million and $121.7 million, respectively, having an amortized cost of $195.1 million and $121.7 million, respectively.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                                                   1994        1993       1992
                                                                -----------  ---------  ---------
Fixed maturities..............................................  $  (175,723) $   1,198  $      76
Equity securities.............................................  $    (5,342) $   1,565  $    (825)

    At  December 31,  1994, all of  Protective's mortgage  loans were commercial loans of which 79% were retail, 8% were warehouses, and 7% were office buildings. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 5% of mortgage loans. Approximately 84% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Alabama, South Carolina, Tennessee, Texas, Georgia, North Carolina, Florida, Mississippi, Virginia, California, Colorado, Louisiana, Illinois, Ohio, Kentucky, and Indiana.

    Many of the mortgage loans have call provisions after five to seven years. Assuming the loans are called at their next call dates, approximately $107.9 million would become due in 1995, $478.0 million in 1996 to 1999, and $233.9 million in 2000 to 2004.

    At December 31, 1994, the average mortgage loan was $1.5 million, and the weighted average interest rate was 9.6%. The largest single mortgage loan was $11.9 million. While Protective's mortgage loans do not have quoted market values, at December 31, 1994 and 1993, Protective estimates the market value of its mortgage loans to be $1,535.3 million and $1,524.2 million, respectively, using discounted cash flows from the next call date.

    At December 31, 1994 and 1993, Protective's problem mortgage loans and foreclosed properties totaled $24.0 million and $27.1 million, respectively. Protective expects no significant loss of principal.

    Certain investments, principally real estate, with a carrying value of $6.7 million were nonincome producing for the twelve months ended December 31, 1994.

    Mortgage loans to Fletcher Bright and Edens & Avant, totaling $99.4 million and $65.6 million, respectively, exceeded ten percent of stockholder's equity at December 31, 1994.

    Mortgage-backed securities consist primarily of sequential and planned amortization class (PAC) securities. Mortgage-backed securities issued by Independent National Mortgage Corporation totaling $54.9 million exceeded ten percent of stockholder's equity at December 31, 1994.

    Protective believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits. Policy loan interest rates generally range from 4.5% to 8.0%. The fair values of Protective's other long-term investments approximate cost.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- FEDERAL INCOME TAXES
    Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                  1994       1993       1992
                                                                 ------     ------     ------
Statutory federal income tax rate applied to pretax
 income.....................................................       35.0%      35.0%      34.0%
Amortization of nondeductible goodwill......................                              0.4
Dividends received deduction and tax-exempt interest........       (0.4)      (0.5)      (1.0)
Low-income housing credit...................................       (0.7)
Tax benefits arising from prior acquisitions and other
 adjustments................................................       (2.8)      (1.1)      (3.8)
                                                                 ------     ------     ------
Effective income tax rate...................................       31.1%      33.4%      29.6%
                                                                 ------     ------     ------
                                                                 ------     ------     ------

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

    Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                 1994        1993       1992
                                                              ----------  ----------  ---------
Deferred policy acquisition costs...........................  $   34,561  $    8,861  $   7,351
Benefit and other policy liability changes..................     (52,288)    (10,416)    (9,005)
Temporary differences of investment income..................      15,524                    336
Other items.................................................      (2,528)     (1,527)      (764)
                                                              ----------  ----------  ---------
                                                              $   (4,731) $   (3,082) $  (2,082)
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

    The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                                            1994       1993
                                                                         ----------  ---------
Deferred income tax assets:
  Policy and policyholder liability reserves...........................  $  116,326  $  25,123
  Unrealized loss on investments.......................................      23,485
  Other................................................................                  4,484
                                                                         ----------  ---------
                                                                            139,811     29,607
                                                                         ----------  ---------
Deferred income tax liabilities:
  Deferred policy acquisition costs....................................     113,760     79,199
  Unrealized gain on investments.......................................                 19,526
  Other................................................................      11,384
                                                                         ----------  ---------
                                                                            125,144     98,725
                                                                         ----------  ---------
  Net deferred income tax liability....................................  $  (14,667) $  69,118
                                                                         ----------  ---------
                                                                         ----------  ---------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE D -- FEDERAL INCOME TAXES (CONTINUED)
    Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1994 was approximately $50.7 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $248 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Protective does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

    At December 31, 1994 Protective has no material unused income tax loss carryforwards.

    Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

NOTE E -- DEBT
    Short-term and long-term debt at December 31 are summarized as follows:

                                                                                             1994        1993
                                                                                           ---------     -----
Short-term debt:
  Current portion of mortgage and other notes payable....................................       None   $      20
                                                                                           ---------         ---
                                                                                           ---------         ---
Long-term debt:
  Mortgage and other notes payable less current portion..................................       None  $       98
                                                                                           ---------         ---
                                                                                           ---------         ---

    At December 31, 1994, PLC had borrowed under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital.

    Included in indebtedness to related parties are three surplus debentures issued by Protective to PLC. At December 31, 1994, the balance of the three surplus debentures combined was $39.4 million.

    Interest expense totaled $5.0 million, $5.0 million, and $3.3 million, in 1994, 1993, and 1992, respectively.

NOTE F -- ACQUISITIONS
    In July 1993, Protective acquired Wisconsin National Life Insurance Company ("Wisconsin National"). Also in 1993, Protective acquired through reinsurance a block of universal life policies.

    In April 1994, Protective acquired through reinsurance a block of payroll deduction policies. In October 1994, Protective acquired through reinsurance a block of individual life insurance policies.

    These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since the effective dates of the agreements.

    Summarized below are the consolidated results of operations for 1993 and 1992, on an unaudited pro forma basis, as if the Wisconsin National acquisition had occurred as of January 1, 1992. The pro forma

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE F -- ACQUISITIONS (CONTINUED)
information is based on Protective's consolidated results of operations for 1993 and 1992 and on data provided by Wisconsin National, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

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

NOTE G -- COMMITMENTS AND CONTINGENT LIABILITIES
    Under insurance guaranty fund laws, in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

    A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which Protective does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances. Protective and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against Protective. Among the litigation currently pending is a class action filed in the state of Alabama concerning the sale of credit insurance for which a proposed settlement agreement has been filed with the supervising court for approval. Although the outcome of any litigation cannot be predicted with certainty, Protective believes that such litigation will not have a material adverse effect on the financial position of Protective.

NOTE H -- STOCKHOLDER'S EQUITY AND RESTRICTIONS
    At December 31, 1994, approximately $321 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred in the form of dividends, loans, or advances to PLC. Generally, the net assets of Protective available for transfer to PLC are limited to the amounts that Protective's net assets, as determined in accordance with statutory accounting practices, exceed certain minimum amounts. However, payments of such amounts as dividends may be subject to approval by regulatory authorities.

NOTE I -- REDEEMABLE PREFERRED STOCK
    PLC owns all of the 2,000 shares of redeemable preferred stock issued by Protective's subsidiary, American Foundation. The entire issue was reissued in 1991 and will be redeemed September 30, 1996 for $1 thousand per share, or $2 million. The stock pays, when and if declared, annual minimum cumulative

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE I -- REDEEMABLE PREFERRED STOCK (CONTINUED) dividends of $50 per share, and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million. Dividends of $0.9 million, $1.5 million, and $1.4 million were paid to PLC in 1994, 1993, and 1992, respectively.

NOTE J -- RELATED PARTY MATTERS
    Receivables from related parties consisted of receivables from affiliates under control of PLC in the amounts of $0.3 million and $0.4 million at December 31, 1994 and 1993, respectively. Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

    On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $5.9 million at December 31, 1994, is accounted for as a reduction to stockholder's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

    Protective leases furnished office space and computers to affiliates. Lease revenues were $2.8 million in 1994, $2.8 million in 1993, and $2.6 million in 1992. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $29.8 million, $20.4 million, and $27.5 million in 1994, 1993, and 1992, respectively. Commissions paid to affiliated marketing organizations of $10.1 million, $5.8 million, and $4.8 million in 1994, 1993, and 1992, respectively, were included in deferred policy acquisition costs.

    Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees for various types of group insurance. Such premiums and policy fees amounted to $21.1 million, $10.3 million, and $10.9 million in 1994, 1993, and 1992, respectively.

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

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE K -- BUSINESS SEGMENTS (CONTINUED)
    There are no significant intersegment transactions.

                                                                    1994          1993          1992
                                                                ------------  ------------  ------------
TOTAL REVENUES
Acquisitions..................................................  $    170,659  $    123,855  $     93,634
Financial Institutions........................................       107,194        96,443        63,041
Group.........................................................       148,313       143,423       129,778
Guaranteed Investment Contracts...............................       183,591       167,233       138,617
Individual Life...............................................       122,248       111,497        90,516
Investment Products...........................................        79,773        69,550        47,678
Corporate and Other...........................................        12,936         1,521        46,973
Unallocated Realized Investment Gains (Losses)................         5,266         1,876        (1,589)
                                                                ------------  ------------  ------------
                                                                $    829,980  $    715,398  $    608,648
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Acquisitions..................................................          20.6%         17.3%         15.4%
Financial Institutions........................................          12.9          13.5          10.4
Group.........................................................          17.9          20.0          21.3
Guaranteed Investment Contracts...............................          22.1          23.4          22.8
Individual Life...............................................          14.7          15.6          14.9
Investment Products...........................................           9.6           9.7           7.8
Corporate and Other...........................................           1.6           0.2           7.7
Unallocated Realized Investment Gains (Losses)................           0.6           0.3          (0.3)
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
INCOME BEFORE INCOME TAX
Acquisitions..................................................  $     39,176  $     29,845  $     20,031
Financial Institutions........................................         8,176         7,220         4,669
Group.........................................................        11,169        10,435         7,762
Guaranteed Investment Contracts...............................        33,197        27,218        18,266
Individual Life...............................................        17,223        20,324        12,976
Investment Products...........................................           107         3,402         4,191
Corporate and Other*..........................................        (8,736)      (14,208)       (7,543)
Unallocated Realized Investment Gains (Losses)................         5,266         1,876        (1,589)
                                                                ------------  ------------  ------------
                                                                $    105,578  $     86,112  $     58,763
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Acquisitions..................................................          37.1%         34.6%         34.1%
Financial Institutions........................................           7.7           8.4           7.9
Group.........................................................          10.6          12.1          13.2
Guaranteed Investment Contracts...............................          31.5          31.6          31.1
Individual Life...............................................          16.3          23.6          22.1
Investment Products...........................................           0.1           4.0           7.1
Corporate and Other...........................................          (8.3)        (16.5)        (12.8)
Unallocated Realized Investment Gains (Losses)................           5.0           2.2          (2.7)
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE K -- BUSINESS SEGMENTS (CONTINUED)

                                                                    1994          1993          1992
                                                                ------------  ------------  ------------
IDENTIFIABLE ASSETS
Acquisitions..................................................  $  1,282,478  $  1,145,357  $    599,022
Financial Institutions........................................       211,652       189,943       145,014
Group.........................................................       215,904       208,790       161,445
Guaranteed Investment Contracts...............................     2,211,079     2,041,463     1,696,786
Individual Life...............................................       752,168       641,992       507,449
Investment Products...........................................     1,160,041       876,691       683,450
Corporate and Other...........................................       277,382       203,613       206,991
                                                                ------------  ------------  ------------
                                                                $  6,110,704  $  5,307,849  $  4,000,157
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Acquisitions..................................................          21.0%         21.6%         15.0%
Financial Institutions........................................           3.5           3.6           3.6
Group.........................................................           3.5           3.9           4.0
Guaranteed Investment Contracts...............................          36.2          38.5          42.4
Individual Life...............................................          12.3          12.1          12.7
Investment Products...........................................          19.0          16.5          17.1
Corporate and Other...........................................           4.5           3.8           5.2
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

------------------------
* Income before income tax for the Corporate and Other segment has not been reduced by pretax minority interest of $90 in 1992.

NOTE L -- EMPLOYEE BENEFIT PLANS
    PLC has a defined benefit pension plan covering substantially all of its employees. The plan is not separable by affiliates participating in the plan. However, approximately 80% of the participants in the plan are employees of Protective. The benefits are based on years of service and the employee's highest thirty-six consecutive months of compensation. PLC's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE L -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 is as follows:

                                                                                      1994       1993
                                                                                    ---------  ---------
Accumulated benefit obligation, including vested benefits of $11,992 in 1994 and
 $12,406 in 1993..................................................................  $  12,348  $  12,692
                                                                                    ---------  ---------
Projected benefit obligation for service rendered to date.........................  $  20,302  $  20,480
Plan assets at fair value (group annuity contract with Protective)................     15,679     15,217
                                                                                    ---------  ---------
Plan assets less than the projected benefit obligation............................     (4,623)    (5,263)
Unrecognized net loss from past experience different from that assumed............      2,400      2,244
Unrecognized prior service cost...................................................        905      2,069
Unrecognized net transition asset.................................................       (101)      (118)
                                                                                    ---------  ---------
Net pension liability recognized in balance sheet.................................  $  (1,419) $  (1,068)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Net pension cost includes the following components for the years ended December 31:

                                                                  1994       1993       1992
                                                                ---------  ---------  ---------
Service cost -- benefits earned during the year...............  $   1,433  $   1,191  $     970
Interest cost on projected benefit obligation.................      1,520      1,396      1,257
Actual return on plan assets..................................     (1,333)    (1,270)    (1,172)
Net amortization and deferral.................................        210        704        130
                                                                ---------  ---------  ---------
Net pension cost..............................................  $   1,830  $   2,021  $   1,185
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Protective's share of the net pension cost was $1.2 million, $1.5 million, and $0.8 million, in 1994, 1993, and 1992, respectively.

    Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                          1994         1993         1992
                                                                       -----------  -----------  -----------
Weighted average discount rate.......................................        8.0%         7.5%         8.0%
Rates of increase in compensation level..............................        6.0%         5.5%         6.0%
Expected long-term rate of return on assets..........................        8.5%         8.5%         8.5%

    Assets of the pension plan are included in the general assets of Protective. Upon retirement, the amount of pension plan assets vested in the retiree is used to purchase a single premium annuity from Protective in the retiree's name. Therefore, amounts presented above as plan assets exclude assets relating to retirees.

    PLC also sponsors an unfunded Excess Benefits Plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 1994, the projected benefit obligation of this plan totaled $4.7 million.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE L -- EMPLOYEE BENEFIT PLANS (CONTINUED)
    In addition to pension benefits, PLC provides limited health care benefits to eligible retired employees until age 65. At January 1, 1992, PLC recognized a $1.6 million accumulated postretirement benefit obligation, of which $0.9 million relates to current retirees and $0.7 million relates to active employees. The $1.6 million (representing Protective's entire liability for such benefits), net of $0.5 million tax, was accounted for as a cumulative effect of a change in accounting principle and shown as a reduction to income. The postretirement benefit is provided by an unfunded plan. At December 31, 1994, the liability for such benefits totaled $1.6 million. The expense recorded by Protective was $0.2 million in 1994, 1993 and 1992. PLC's obligation is not materially affected by a 1% change in the health care cost trend assumptions used in the calculation of the obligation.

    Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees' annual compensation. This plan is partially funded at a maximum of $50,000 face amount of insurance.

    In 1990, PLC established an Employee Stock Ownership Plan to match employee contributions to PLC's existing 401(k) Plan. Previously, PLC matched employee contributions in cash. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to Protective less dividends on shares held by the ESOP. At December 31, 1994, PLC had committed 33,250 shares to be released to fund employee benefits. The expense recorded by PLC for this employee benefit was $0.6 million, $0.2 million and $0.4 million in 1994, 1993, and 1992, respectively.

NOTE M -- REINSURANCE
    Protective assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, Protective will not carry more than $500,000 individual life insurance on a single risk.

    Protective has reinsured approximately $8.6 billion, $7.5 billion, and $7.0 billion in face amount of life insurance risks with other insurers representing $46.0 million, $37.9 million, and $34.8 million of premium income for 1994, 1993, and 1992, respectively. Protective has also reinsured accident and health risks representing $126.5 million, $88.9 million, and $74.6 million of premium income for 1994, 1993, and 1992, respectively. In 1994 and 1993, policy and claim reserves relating to insurance ceded of $120.0 million and $97.8 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1994 and 1993, Protective had paid $5.4 million and $4.8 million, respectively, of ceded benefits which are recoverable from reinsurers.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE N -- ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS
    The carrying amount and estimated market values of Protective's financial instruments at December 31 are as follows:

                                                                      1994                        1993
                                                           --------------------------  --------------------------
                                                                          ESTIMATED                   ESTIMATED
                                                             CARRYING       MARKET       CARRYING       MARKET
                                                              AMOUNT        VALUES        AMOUNT        VALUES
                                                           ------------  ------------  ------------  ------------
Assets (see Notes A and C):
Investments:
  Fixed maturities.......................................  $  3,493,646  $  3,493,646  $  3,051,292  $  3,051,292
  Equity securities......................................        45,005        45,005        40,596        40,596
  Mortgage loans on real estate..........................     1,488,495     1,535,300     1,408,444     1,524,200
  Short-term investments.................................        54,683        54,683        79,772        79,772
Cash.....................................................                                    23,951        23,951
Other (see Note A):
Futures contracts........................................                        (416)
Interest rate swaps......................................                      (8,952)                      9,038

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

        1.  Financial Statements (Item 8)

        2.  Financial Statement Schedules (see index annexed)

        3.  Exhibits:

            The exhibits listed in the Exhibit Index on page 41 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 24, 1995.

                                          PROTECTIVE LIFE INSURANCE COMPANY

                                          By:       /s/ DRAYTON NABERS, JR.

                                             -----------------------------------
                                                          President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                          TITLE                     DATE
        ------------------------------   ------------------------------   --------------
  (i)   Principal Executive Officer

           /s/  DRAYTON NABERS, JR.                President              March 24, 1995
        ------------------------------
             Drayton Nabers, Jr.

 (ii)   Principal Financial Officer

            /s/      JOHN D. JOHNS        Executive Vice President and    March 24, 1995
        ------------------------------      Chief Financial Officer
                John D. Johns

(iii)   Principal Accounting Officer

           /s/     JERRY W. DEFOOR       Vice President and Controller,   March 24, 1995
        ------------------------------    and Chief Accounting Officer
               Jerry W. DeFoor

 (iv)   Board of Directors:

           /s/  DRAYTON NABERS, JR.                 Director              March 24, 1995
        ------------------------------
             Drayton Nabers, Jr.

            /s/      JOHN D. JOHNS                  Director              March 24, 1995
        ------------------------------
                John D. Johns

         *                                          Director              March 24, 1995
        ------------------------------
              Ormond L. Bentley

         *                                          Director              March 24, 1995
        ------------------------------
              R. Stephen Briggs

         *                                          Director              March 24, 1995
        ------------------------------
               Deborah J. Long

         *                                          Director              March 24, 1995
        ------------------------------
              Jim E. Massengale

         *                                          Director              March 24, 1995
        ------------------------------
              Steven A. Schultz

         *                                          Director              March 24, 1995
        ------------------------------
              Wayne E. Stuenkel

         *                                          Director              March 24, 1995
        ------------------------------
              A. S. Williams III

 *By:      /s/     JERRY W. DEFOOR
        ------------------------------
               Jerry W. DeFoor
               ATTORNEY-IN-FACT

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................................................          7
Consolidated Statements of Income for the years ended December 31, 1994, 1993, and
 1992..................................................................................          8
Consolidated Balance Sheets as of December 31, 1994 and 1993...........................          9
Consolidated Statements of Stockholder's Equity for the years ended
 December 31, 1994, 1993, and 1992.....................................................         10
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993, and
 1992..................................................................................         11
Notes to Consolidated Financial Statements.............................................         12
Financial Statement Schedules:
  Schedule I -- Summary of Investments -- Other than Investments in Related Parties....         35
  Schedule III -- Supplementary Insurance Information..................................         36
  Schedule IV -- Reinsurance...........................................................         37

    All  other schedules  to the  consolidated financial  statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                      SCHEDULE I -- SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               DECEMBER 31, 1994
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------
                               COL. A                                    COL. B        COL. C         COL. D
-----------------------------------------------------------------------------------------------------------------
                                                                                                     AMOUNT AT
                                                                                                    WHICH SHOWN
                                                                                                    IN BALANCE
                         TYPE OF INVESTMENT                               COST         VALUE           SHEET
--------------------------------------------------------------------  ------------  ------------  ---------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities......................................  $  2,002,842  $  1,898,321   $   1,898,321
    United States Government and government agencies and
     authorities....................................................        90,468        81,881          81,881
    States, municipalities, and political subdivisions..............        10,902         9,677           9,677
    Public utilities................................................       414,011       378,120         378,120
    Convertibles and bonds with warrants attached...................           687           385             385
    All other corporate bonds.......................................       927,779       874,428         874,428
  Bank loan participations..........................................       244,881       244,881         244,881
  Redeemable preferred stocks.......................................         6,800         5,953           5,953
                                                                      ------------  ------------  ---------------
      TOTAL FIXED MATURITIES........................................     3,698,370     3,493,646       3,493,646
                                                                      ------------  ------------  ---------------
Equity securities:
  Common stocks -- Industrial, miscellaneous, and all other.........        22,768        24,797          24,797
  Nonredeemable preferred stocks....................................        23,190        20,208          20,208
                                                                      ------------  ------------  ---------------
      TOTAL EQUITY SECURITIES.......................................        45,958        45,005          45,005
                                                                      ------------  ------------  ---------------
Mortgage loans on real estate.......................................     1,488,495                     1,488,495
Investment real estate..............................................        20,170                        20,170
Policy loans........................................................       147,608                       147,608
Other long-term investments.........................................        50,751                        50,751
Short-term investments..............................................        54,683                        54,683
                                                                      ------------                ---------------
      TOTAL INVESTMENTS.............................................  $  5,506,035                 $   5,300,358
                                                                      ------------                ---------------
                                                                      ------------                ---------------

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------

                        COL. A                             COL. B        COL. C     COL. D         COL. E        COL. F
------------------------------------------------------------------------------------------------------------------------
                                                                                                  GIC AND
                                                                         FUTURE                   ANNUITY
                                                          DEFERRED       POLICY                   DEPOSITS      PREMIUMS
                                                           POLICY       BENEFITS                 AND OTHER        AND
                                                         ACQUISITION      AND      UNEARNED    POLICYHOLDERS'    POLICY
                        SEGMENT                             COSTS        CLAIMS    PREMIUMS        FUNDS          FEES
-------------------------------------------------------  -----------   ----------  ---------   --------------   --------
Year Ended
 December 31, 1994:
  Acquisitions.........................................   $110,203     $  856,889  $    381      $  266,828     $86,376
  Financial Institutions...............................     68,060         43,198    99,798           2,758      98,027
  Group................................................     22,685        116,324     2,905          84,689     131,096
  Guaranteed Investment Contracts......................        996              0         0       2,281,674           0
  Individual Life......................................    162,186        571,070       320          13,713      84,925
  Investment Products..................................     70,053        102,705         0       1,027,527       1,635
  Corporate and Other..................................         17          4,109        75             263         713
  Unallocated Realized Investment Gains (Losses).......          0              0         0               0           0
                                                         -----------   ----------  ---------   --------------   --------
    TOTAL..............................................   $434,200     $1,694,295  $103,479      $3,677,452     $402,772
                                                         -----------   ----------  ---------   --------------   --------
                                                         -----------   ----------  ---------   --------------   --------
Year Ended
 December 31, 1993:
  Acquisitions.........................................   $ 69,942     $  705,487  $    501      $  259,513     $58,562
  Financial Institutions...............................     59,163         39,508    85,042           2,913      87,355
  Group................................................     20,520         99,412     2,786          83,522     126,027
  Guaranteed Investment Contracts......................      1,464              0         0       2,015,075           0
  Individual Life......................................    129,265        483,604       368          11,762      77,338
  Investment Products..................................     18,934         52,516         0         789,668         856
  Corporate and Other..................................         19            318        88             339       1,285
  Unallocated Realized Investment Gains (Losses).......          0              0         0               0           0
                                                         -----------   ----------  ---------   --------------   --------
    TOTAL..............................................   $299,307     $1,380,845  $ 88,785      $3,162,792     $351,423
                                                         -----------   ----------  ---------   --------------   --------
                                                         -----------   ----------  ---------   --------------   --------
Year Ended
 December 31, 1992:
  Acquisitions.........................................   $ 65,868     $  428,991  $    655      $   80,458     $48,068
  Financial Institutions...............................     49,684         20,207    71,878           3,246      56,990
  Group................................................     14,801         66,551     2,422          77,671     112,985
  Guaranteed Investment Contracts......................      2,256              0         0       1,694,530           0
  Individual Life......................................    110,408        382,025         2           8,847      62,776
  Investment Products..................................     30,228         27,051         0         626,171         586
  Corporate and Other..................................      1,678          4,767       220             439      41,731
  Unallocated Realized Investment Gains (Losses).......          0              0         0               0           0
                                                         -----------   ----------  ---------   --------------   --------
    TOTAL..............................................   $274,923     $  929,592  $ 75,177      $2,491,362     $323,136
                                                         -----------   ----------  ---------   --------------   --------
                                                         -----------   ----------  ---------   --------------   --------

-------------------------------------------------------  ------------------------------------------------------------------

                        COL. A                             COL. G                   COL. H        COL. I         COL. J

-------------------------------------------------------
                                                         ------------------------------------------------------------------

                                                                                               AMORTIZATION
                                                                      REALIZED     BENEFITS    OF DEFERRED
                                                            NET       INVESTMENT     AND          POLICY          OTHER

                                                         INVESTMENT     GAINS     SETTLEMENT   ACQUISITION      OPERATING

                        SEGMENT                          INCOME (1)   (LOSSES)     EXPENSES       COSTS       EXPENSES (1)

-------------------------------------------------------  ----------   ---------   ----------   ------------   -------------

Year Ended
 December 31, 1994:
  Acquisitions.........................................   $ 83,750     $  532      $ 97,649      $14,460        $ 19,374

  Financial Institutions...............................      9,164                   46,360       36,592          16,065

  Group................................................     14,381                   98,930        2,724          35,490

  Guaranteed Investment Contracts......................    180,591      3,000       147,383          892           2,119

  Individual Life......................................     37,319                   67,451       18,771          18,803

  Investment Products..................................     80,759     (2,500)       58,424       14,647           6,595

  Corporate and Other..................................      2,969                      913            3          20,757

  Unallocated Realized Investment Gains (Losses).......          0      5,266             0            0               0

                                                         ----------   ---------   ----------   ------------   -------------

    TOTAL..............................................   $408,933     $6,298      $517,110      $88,089        $119,203

                                                         ----------   ---------   ----------   ------------   -------------

                                                         ----------   ---------   ----------   ------------   -------------

Year Ended
 December 31, 1993:
  Acquisitions.........................................   $ 65,290                 $ 73,463      $ 7,831        $ 12,715

  Financial Institutions...............................      8,921                   42,840       31,202          15,181

  Group................................................     14,522                  101,266        2,272          29,450

  Guaranteed Investment Contracts......................    166,058     $1,175       137,380        1,170           1,466

  Individual Life......................................     34,153                   55,972       18,069          17,133

  Investment Products..................................     66,691      2,003        49,569       12,788           3,790

  Corporate and Other..................................     (1,470)                   1,146            3          14,580

  Unallocated Realized Investment Gains (Losses).......          0      1,876             0            0               0

                                                         ----------   ---------   ----------   ------------   -------------

    TOTAL..............................................   $354,165     $5,054      $461,636      $73,335        $ 94,315

                                                         ----------   ---------   ----------   ------------   -------------

                                                         ----------   ---------   ----------   ------------   -------------

Year Ended
 December 31, 1992:
  Acquisitions.........................................   $ 45,543                 $ 56,901      $ 7,404        $  9,299

  Financial Institutions...............................      6,051                   25,342       21,605          11,426

  Group................................................     12,620                   93,380        1,664          26,972

  Guaranteed Investment Contracts......................    137,654     $  962       117,321        1,267           1,763

  Individual Life......................................     27,723                   49,755       11,493          16,292

  Investment Products..................................     46,618        473        37,021        4,485           1,980

  Corporate and Other..................................     (1,218)                  29,837          485          24,193

  Unallocated Realized Investment Gains (Losses).......          0     (1,589)            0            0               0

                                                         ----------   ---------   ----------   ------------   -------------

    TOTAL..............................................   $274,991     $ (154)     $409,557      $48,403        $ 91,925

                                                         ----------   ---------   ----------   ------------   -------------

                                                         ----------   ---------   ----------   ------------   -------------

------------------------------
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                           SCHEDULE IV -- REINSURANCE
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

 ------------------------------------------------------------------------------------------------------------------
                  COL. A                        COL. B         COL. C        COL. D        COL. E         COL. F
 ------------------------------------------------------------------------------------------------------------------
                                                                                                        PERCENTAGE
                                                              CEDED TO      ASSUMED                      OF AMOUNT
                                                 GROSS         OTHER       FROM OTHER        NET          ASSUMED
                                                AMOUNT       COMPANIES     COMPANIES       AMOUNT         TO NET
                                             -------------  ------------  ------------  -------------  -------------
Year Ended December 31, 1994:
  Life insurance in force..................  $  40,909,454  $  8,639,272  $  8,968,166  $  41,238,348        21.7%
                                             -------------  ------------  ------------  -------------         ---
                                             -------------  ------------  ------------  -------------         ---
  Premiums and policy fees:
    Life insurance.........................  $     256,840  $     46,029  $     31,032  $     241,843        12.8%
    Accident/health insurance..............        283,883       126,545         3,591        160,929         2.2%
                                             -------------  ------------  ------------  -------------
      TOTAL................................  $     540,723  $    172,574  $     34,623  $     402,772
                                             -------------  ------------  ------------  -------------
                                             -------------  ------------  ------------  -------------
Year Ended December 31, 1993:
  Life insurance in force..................  $  40,149,017  $  7,484,566  $  2,301,577  $  34,966,028         6.6%
                                             -------------  ------------  ------------  -------------         ---
                                             -------------  ------------  ------------  -------------         ---
  Premiums and policy fees:
    Life insurance.........................  $     230,706  $     37,995  $      8,329  $     201,040         4.1%
    Accident/health insurance..............        254,672        88,917         3,963        169,718         2.3%
                                             -------------  ------------  ------------  -------------
      TOTAL................................  $     485,378  $    126,912  $     12,292  $     370,758
                                             -------------  ------------  ------------  -------------
                                             -------------  ------------  ------------  -------------
Year Ended December 31, 1992:
  Life insurance in force..................  $  33,811,280  $  6,982,127  $    665,733  $  27,494,886         2.4%
                                             -------------  ------------  ------------  -------------         ---
                                             -------------  ------------  ------------  -------------         ---
  Premiums and policy fees:
    Life insurance.........................  $     180,018  $     34,824  $     16,092  $     161,286        10.0%
    Accident/health insurance..............        228,192        74,531         8,189        161,850         5.1%
                                             -------------  ------------  ------------  -------------
      TOTAL................................  $     408,210  $    109,355  $     24,281  $     323,136
                                             -------------  ------------  ------------  -------------
                                             -------------  ------------  ------------  -------------

                                 EXHIBIT INDEX

        ITEM
       NUMBER                                                       DOCUMENT
---------------------  --------------------------------------------------------------------------------------------------
       **  1           -- Underwriting Agreement including Form of Distribution Agreement
     ****  2           -- Stock Purchase Agreement
        *  3(a)        -- Articles of Incorporation
        *  3(b)        -- By-laws
       **  4(a)        -- Group Modified Guaranteed Annuity Contract
      ***  4(b)        -- Individual Certificate
       **  4(h)        -- Tax-Sheltered Annuity Endorsement
       **  4(i)        -- Qualified Retirement Plan Endorsement
       **  4(j)        -- Individual Retirement Annuity Endorsement
       **  4(l)        -- Section 457 Deferred Compensation Plan Endorsement
        *  4(m)        -- Qualified Plan Endorsement
       **  4(n)        -- Application for Individual Certificate
       **  4(o)        -- Adoption Agreement for Participation in Group Modified Guaranteed Annuity
      ***  4(p)        -- Individual Modified Guaranteed Annuity Contract
       **  4(q)        -- Application for Individual Modified Guaranteed Annuity Contract
       **  4(r)        -- Tax-Sheltered Annuity Endorsement
       **  4(s)        -- Individual Retirement Annuity Endorsement
       **  4(t)        -- Section 457 Deferred Compensation Plan Endorsement
       **  4(v)        -- Qualified Retirement Plan Endorsement
     ****  4(w)        -- Endorsement -- Group Policy
     ****  4(x)        -- Endorsement -- Certificate
     ****  4(y)        -- Endorsement -- Individual Contract
     ****  4(z)        -- Endorsement (Annuity Deposits) -- Group Policy
     ****  4(aa)       -- Endorsement (Annuity Deposits) -- Certificate
     ****  4(bb)       -- Endorsement (Annuity Deposits) -- Individual Contracts
    *****  4(cc)       -- Endorsement -- Individual
    *****  4(dd)       -- Endorsement -- Group Contract/Certificate
        *  5           -- Opinion re Legality
        *  10(a)       -- Bond Purchase Agreement
        *  10(b)       -- Escrow Agreement
           24          -- Power of Attorney
           27          -- Financial Data Schedule

------------------------
    *Previously filed  or incorporated  by reference  in Form  S-1  Registration
     Statement, Registration No. 33-31940.
   **Previously  filed or incorporated  by reference in Amendment  No. 1 to Form
     S-1 Registration Statement, Registration No. 33-31940.
  ***Previously filed or incorporated by reference from Amendment No. 2 to  Form
     S-1 Registration Statement, Registration No. 33-31940.
 ****Previously  filed or incorporated by reference from Amendment No. 2 to Form
     S-1 Registration Statement, Registration No. 33-57052.
*****Previously filed or incorporated by reference from Amendment No. 3 to  Form
     S-1 Registration Statement, Registration No. 33-57052.