Form 10-Q
period 1995-03-31
PROTECTIVE LIFE INSURANCE CO
filed 1995-05-12
CIK 310826

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                      OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ------  -----

             Commission File Numbers 33-31940; 33-39345; 33-57052

                        PROTECTIVE LIFE INSURANCE COMPANY
            (Exact name of registrant as specified in its charter)

       TENNESSEE                                        63-0169720
(State of incorporation)                   (IRS Employer Identification Number)

                            2801 HIGHWAY 280 SOUTH
                           BIRMINGHAM, ALABAMA 35223
                   (Address of principal executive offices)

                                (205) 879-9230
                      (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

Number of shares of Common Stock, $1.00 par value, outstanding as of May 9, 1995: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                       PROTECTIVE LIFE INSURANCE COMPANY

                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements:
      Report of Independent Accountants............................       2
      Consolidated Condensed Statements of Income for the Three
        Months ended March 31, 1995 and 1994 (unaudited)...........       3
      Consolidated Condensed Balance Sheets as of March 31, 1995
        (unaudited) and December 31, 1994..........................       4
      Consolidated Condensed Statements of Cash Flows
        for the Three Months ended March 31, 1995 and 1994
        (unaudited)................................................       5
      Notes to Consolidated Condensed Financial Statements
        (unaudited)................................................       6

   Item 2. Management's Narrative Analysis of the Results of
      Operations...................................................       8


PART II. OTHER INFORMATIONH:
   Item 6. Exhibits and Reports on Form 8-K........................      13

Signature..........................................................      13

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1995, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for certain investments in debt and equity securities in 1993 and postretirement benefits other than pensions in 1992 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 26, 1995

                       PROTECTIVE LIFE INSURANCE COMPANY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                    (Unaudited)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                           --------------------
                                                             1995         1994
                                                           --------    --------
REVENUES
  Premiums and policy fees (net of reinsurance ceded:
    1995 - $62,131; 1994 - $34,126)                        $ 90,562    $ 89,437
  Net investment income                                     110,291      98,825
  Realized investment gains                                   2,661       2,297
  Other income                                                1,354         752
                                                           --------    --------
                                                            204,868     191,311
                                                           --------    --------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
    1995 - $44,203; 1994 - $24,111)                         123,941     115,876
  Amortization of deferred policy acquisition costs          20,325      20,039
  Other operating expenses (net of reinsurance ceded:
    three months:  1995 - $11,269; 1994 - $2,729)            31,695      26,272
                                                           --------    --------
                                                            175,961     162,187
                                                           --------    --------

INCOME BEFORE INCOME TAX                                     28,907      29,124

Income tax expense                                            9,539       9,320
                                                           --------    --------
NET INCOME                                                 $ 19,368    $ 19,804
                                                           --------    --------
                                                           --------    --------



           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       PROTECTIVE LIFE INSURANCE COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                       MARCH 31     DECEMBER 31
                                                         1995           1994
                                                      -----------   -----------
                                                      (UNAUDITED)
ASSETS
  Investments:
    Fixed maturities                                   $3,583,409    $3,493,646
    Equity securities                                      44,149        45,005
    Mortgage loans on real estate                       1,555,340     1,488,495
    Investment in real estate, net                         20,202        20,170
    Policy loans                                          147,258       147,608
    Other long-term investments                            59,238        50,751
    Short-term investments                                159,277        54,683
                                                      -----------   -----------
      Total investments                                 5,568,873     5,300,358

  Accrued investment income                                57,724        55,630
  Accounts and premiums receivable, net                    19,679        28,928
  Reinsurance receivables                                 131,725       122,175
  Deferred policy acquisition costs                       411,573       434,200
  Property and equipment, net                              34,762        33,185
  Receivables from related parties                          2,349           281
  Other assets                                             11,769        11,802
  Assets held in separate accounts                        159,951       124,145
                                                      -----------   -----------
      TOTAL ASSETS                                     $6,398,405    $6,110,704
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES
  Policy liabilities and accruals                      $1,840,956    $1,797,774
  Guaranteed investment contract deposits              2,330,249     2,281,673
  Annuity deposits                                     1,282,139     1,251,318
  Other policyholders' funds                             142,688       144,461
  Other liabilities                                      106,345        94,181
  Accrued income taxes                                     5,874        (4,699)
  Deferred income taxes                                    8,665       (14,667)
  Indebtedness to related parties                         39,443        39,443
  Liabilities related to separate accounts               159,951       124,145
                                                      -----------   -----------
      TOTAL LIABILITIES                                 5,916,310     5,713,629
                                                      -----------   -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

REDEEMABLE PREFERRED STOCK, $1 par value,
  at redemption value; Shares authorized and
  issued:  2,000                                            2,000         2,000
                                                      -----------   -----------

STOCKHOLDER'S EQUITY
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                5,000         5,000
  Additional paid-in capital                              144,494       126,494
  Net unrealized losses on investments
    (Net of income tax: 1995 - $(32,335);
    1994 - $(57,902))                                     (60,051)     (107,532)
  Retained earnings                                       396,417       377,049
  Note receivable from PLC
    Employee Stock Ownership Plan                          (5,765)       (5,936)
                                                      -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY                          480,095       395,075
                                                      -----------   -----------
                                                       $6,398,405    $6,110,704
                                                      -----------   -----------
                                                      -----------   -----------


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       PROTECTIVE LIFE INSURANCE COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                           --------------------
                                                             1995       1994
                                                           --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 19,368   $  19,804
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Net change in deferred policy acquisition costs          (1,461)        117
    Depreciation expense                                      1,020         770
    Deferred income taxes                                    (2,234)        610
    Accrued income taxes                                     10,573       3,034
    Interest credited to universal life and investment
      products                                               67,685      58,460
    Policy fees assessed on universal life and investment
      products                                              (22,716)    (19,089)
    Change in accrued investment income and other
      receivables                                            (4,463)      1,049
    Change in policy liabilities and other policyholders'
      funds of traditional life and health products          20,252       6,575
    Change in other liabilities                              12,165      (5,624)
    Other (net)                                                 597      (1,838)
                                                           --------   ---------
  Net cash provided by operating activities                 100,786      63,868
                                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments
    Investments available for sale                           42,451     166,705
    Other                                                    22,808      85,840
  Sale of investments
    Investments available for sale                          197,797      60,609
    Other                                                     1,759       2,249
  Cost of investments acquired
    Investments available for sale                         (374,660)   (348,025)
    Other                                                   (61,928)   (100,621)
  Purchase of property and equipment                         (2,638)     (1,059)
  Sale of property and equipment                                 41       1,201
                                                           --------   ---------
  Net cash used in investing activities                    (174,370)   (133,101)
                                                           --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contribution from PLC                              18,000
  Proceeds from borrowings under line of credit
     arrangements and debt                                  283,500     287,186
  Principal payments on line of credit arrangements
    and debt                                               (283,500)   (287,205)
  Change in universal life and investment product
    deposits                                                 55,584      60,613
                                                           --------   ---------
  Net cash provided by financing activities                  73,584      60,594
                                                           --------   ---------

INCREASE (DECREASE) IN CASH                                       0      (8,639)
CASH AT BEGINNING OF PERIOD                                       0      23,951
                                                           --------   ---------
CASH AT END OF PERIOD                                      $      0   $  15,312

                                                           --------   ---------
                                                           --------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period:
    Interest on notes and mortgages payable                $   (992)  $  (1,526)
    Income taxes                                           $ (1,200)  $  (6,922)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reduction of principal on note from ESOP                 $    171   $      28


           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1994.

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

   Protective Life and its subsidiaries, like other life and health insurers, from time to time are involved in litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against Protective Life. Among the litigation currently pending are two class actions concerning the sale of credit insurance; with respect to one action a proposed settlement agreement has been filed with the supervising court for approval. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that such litigation will not have a material adverse effect on its financial position.

NOTE C - STATUTORY REPORTING PRACTICES

   Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1995, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $314.2 million and $17.5 million, respectively.

NOTE D - RECENTLY ADOPTED ACCOUNTING STANDARDS

   At December 31, 1993, Protective Life adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." For purposes of adopting SFAS No. 115 Protective Life has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." As prescribed in SFAS No. 115, these investments are recorded at their market values with the resulting net unrealized gain or loss, net of income tax and a related adjustment to deferred policy acquisition costs, recorded as a component of stockholder's equity.

   Protective Life's balance sheets at March 31, 1995 and December 31, 1994, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                           MARCH 31, 1995     DECEMBER 31, 1994
                                           --------------     -----------------
                                                     (IN THOUSANDS)
Total investments                              $5,674,970            $5,499,511
Deferred policy acquisition costs                 401,941               400,480
All other assets                                  413,880               376,146
                                           --------------     -----------------
                                               $6,490,791            $6,276,137
                                           --------------     -----------------
                                           --------------     -----------------
Deferred income taxes                          $   41,000            $   43,235
All other liabilities                           5,907,645             5,728,296
                                           --------------     -----------------
                                                5,948,645             5,771,531
Redeemable preferred stock                          2,000                 2,000
Stockholder's equity                              540,146               502,606
                                           --------------     -----------------
                                               $6,490,791            $6,276,137
                                           --------------     -----------------
                                           --------------     -----------------

   On January 1, 1995 Protective Life adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that Protective Life will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

   Since Protective Life's mortgage loans are collateralized by real estate any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective Life's evaluation of its mortgage loan portfolio Protective Life does not expect any material losses on its mortgage loans and therefore no allowance for losses is required under SFAS No. 114.

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

REVENUES

The following table sets forth revenues by source for the period shown:

                                                  THREE MONTHS
                                                      ENDED          PERCENTAGE
                                                    MARCH 31          INCREASE
                                                ----------------     ----------
                                                  (IN THOUSANDS)
                                                 1995       1994
                                               --------   --------
  Premiums and policy fees                     $ 90,562   $ 89,437         1.3%
  Net investment income                         110,291     98,825        11.6
  Realized investment gains                       2,661      2,297        15.8
  Other income                                    1,354        752        80.1
                                               --------   --------
                                               $204,868   $191,311
                                               --------   --------
                                               --------   --------

   Premiums and policy fees increased $1.1 million or 1.3% in the first three months of 1995 over the first three months of 1994. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $3.7 million and $3.2 million, respectively. The reinsurance of a block of payroll deduction policies in the second quarter of 1994 resulted in a $2.5 million increase in premiums and policy fees in 1995. The reinsurance of a block of policies in the fourth quarter of 1994 resulted in a $6.2 million increase in premiums and policy fees in 1995. Decreases in older acquired blocks resulted in a $2.2 million decrease in premiums and policy fees. Premiums and policy fees from the Financial Institutions Division decreased $12.8 million in the first quarter of 1995 as compared to the first quarter of 1994. This resulted from a reinsurance arrangement whereby a significant portion of the Division's new sales in the first quarter of 1995 was ceded to a reinsurer.

   Net investment income in the first three months of 1995 increased by $11.5 million or 11.6% over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The reinsurance of two blocks of policies in 1994 resulted in an increase in net investment income of $3.5 million in the first three months of 1995.

   Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, Protective Life may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred have largely resulted from portfolio management decisions to maintain proper matching of assets and liabilities.

   Realized investment gains for the first three months of 1995 were $0.4 million higher than the corresponding period of 1994. Recently, rising interest rates have caused market values to fall below amortized cost for many of Protective Life's fixed maturity investments. Therefore, some realized investment losses may be incurred upon future sales of investments to maintain proper matching of assets and liabilities. Protective Life does not anticipate such realized investment losses will be material.

   Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC.

INCOME BEFORE INCOME TAX

   The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                INCOME (LOSS) BEFORE INCOME TAX
                                                   THREE MONTHS ENDED MARCH 31
                                                         (IN THOUSANDS)
                                                   ----------------------------
  BUSINESS SEGMENT                                  1995                 1994
  ----------------                                 -------              -------
  Acquisition                                      $11,781              $ 8,967
  Financial Institutions                             1,560                2,137
  Group                                              1,981                1,880
  Guaranteed Investment Contracts                    8,172               10,203
  Individual Life                                    4,708                5,112
  Investment Products                                2,157                1,660
  Corporate and Other                               (4,015)                (978)
  Unallocated Realized Investment Gains (Losses)     2,563                  143
                                                   -------              -------
                                                   $28,907              $29,124
                                                   -------              -------
                                                   -------              -------

   Pretax earnings from the Acquisitions Division increased $2.8 million in the first three months of 1995 as compared to the same period of 1994. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective Life reinsured two blocks of policies during 1994. These two acquisitions represent $1.7 million of the increase. Improved results related to Wisconsin National Life Insurance Company (a company acquired in 1993) represent a $1.0 million increase.

   Pretax earnings of the Financial Institutions Division were $0.6 million lower in the first three months of 1995 as compared to the same period in 1994 due to an increase in life claims.

   Group pretax earnings were $0.1 million higher in the first three months of 1995 as compared to the first three months of 1994 due to improved earnings from traditional group products which were partially offset by lower earnings from cancer products.

   The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $8.1 million in the first three months of 1995 and $7.6 million in the corresponding period of 1994. This increase was due to the growth in GIC deposits placed with Protective Life.
At March 31, 1995, GIC deposits totaled $2.3 billion compared to
$2.1 billion one year earlier. Realized investment gains associated with this Division in the first three months of 1995 were $0.1 million, $2.4 million lower than the same period last year. Total pre-tax earnings were $8.2 million in the 1995 first quarter compared to $10.2 million for the same period in 1994.

   Individual Life pretax earnings were $0.4 million lower in the first three months of 1995 as compared to the first three months of 1994. At December 31, 1994 Protective Life reduced certain statutory policy liabilities for certain term-like products to be more consistent with current regulation and industry practice. This reduced investment income allocated to the Division in the 1995 first quarter by approximately $0.7 million when compared to the same period in 1994. Additionally, expenses to develop new marketing ventures were $0.7 million higher in the first three months of 1995 as compared to the first three months of 1994.
These decreases were partially offset by earnings from a growing amount of business in force.

   Investment Products Division pretax earnings were $0.5 million higher in the first three months of 1995 compared to the same period of 1994. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 first quarter earnings were $2.1 million higher due to lower amortization. This increase was partially offset by higher expenses related to the Company's variable annuity which was introduced in early 1994, and to increases in other expenses.

   The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $3.0 million higher in the first three months of 1995 as compared to the first three months of 1994 primarily due to higher expenses, including management fees to PLC.

INCOME TAXES

   The following table sets forth the effective tax rates for the periods shown:

          THREE MONTHS
              ENDED                               ESTIMATED EFFECTIVE
            MARCH 31                                INCOME TAX RATES
          ------------                           ---------------------
              1995                                        33.0%
              1994                                        32.0

The effective income tax rate for the first three months of 1994 was 32.0%. Management's estimate of the effective income tax rate for 1995 is 33.0%.

NET INCOME

   The following table sets forth net income for the periods shown:

                                                     NET INCOME
          THREE MONTHS                   -----------------------------------
             ENDED                           TOTAL             PERCENTAGE
           MARCH 31                      (IN THOUSANDS)  INCREASE (DECREASE)
        --------------                   -----------------------------------
             1995                            $19,368              (2.2)%
             1994                             19,804              93.0

   Compared to the same period in 1994, net income in the first three months of 1995 decreased $0.4 million, reflecting improved earnings in the Acquisitions, Group, and Investment Products Divisions, which were offset by lower earnings in the Financial Institutions, Guaranteed Investment Contracts, and Individual Life Divisions and the Corporate and Other segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In January 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Protective Life anticipates that the impact of adopting SFAS Nos. 120 and 121 will be immaterial.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit 27 - Financial data schedule


                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROTECTIVE LIFE INSURANCE COMPANY

Date: May 12, 1995                     /s/ Jerry W. DeFoor
                                       ----------------------------------------
                                       Jerry W. DeFoor
                                       Vice President and Controller,
                                       and Chief Accounting Officer
                                       (Duly authorized officer)