Form 10-Q
period 1995-06-30
PROTECTIVE LIFE INSURANCE CO
filed 1995-08-10
CIK 310826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 4, 1995: 5,000,000 shares.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Report of Independent Accountants

     Consolidated Condensed Statements of Income for the Three
       Months and Six Months ended June 30, 1995 and 1994 (unaudited)

     Consolidated Condensed Balance Sheets as of June 30, 1995
       (unaudited) and December 31, 1994

     Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 1995 and 1994 (unaudited)

     Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2. Management's Narrative Analysis of the Results of Operations


PART II. OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K


Signature

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 25, 1995

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30                              JUNE 30
                                                                   1995           1994                 1995          1994

REVENUES
  Premiums and policy fees (net of reinsurance ceded:
     three months:  1995 - $80,312; 1994 - $36,622               $ 93,685       $  98,049           $184,247       $187,486
     six months:  1995 - $142,444; 1994 - $70,748)
  Net investment income                                           113,564          95,870            223,855        194,695
  Realized investment gains (losses)                                 (555)           (564)             2,106          1,733
  Other income                                                      2,839           1,476              4,193          2,228
                                                                 --------       ---------           --------       --------
                                                                  209,533         194,831            414,401        386,142
                                                                 --------       ---------           --------       --------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
     three months:  1995 - $62,213; 1994 - $25,313                124,987         126,452            248,928        242,328
     six months:  1995 - $105,122; 1994 - $49,424)
  Amortization of deferred policy acquisition costs                25,225          19,670             45,550         39,709
  Other operating expenses (net of reinsurance ceded:
     three months:  1995 - $24,204; 1994 - $3,318                  31,562          30,326             63,257         56,598
     six months:  1995 - $35,473; 1994 - $6,048)
                                                                 --------       ---------           --------       --------
                                                                  181,774         176,448            357,735        338,635
                                                                 --------       ---------           --------       --------

INCOME BEFORE INCOME TAX                                           27,759          18,383             56,666         47,507

Income tax expense                                                  9,161           5,912             18,700         15,232
                                                                 --------       ---------           --------       --------
NET INCOME                                                       $ 18,598       $  12,471           $ 37,966       $ 32,275
                                                                 ========       =========           ========       ========



                                      SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (DOLLARS IN THOUSANDS)

                                                                              JUNE 30          DECEMBER 31
                                                                               1995                1994
                                                                           (Unaudited)
ASSETS
 Investments:
    Fixed maturities                                                       $3,831,256          $3,493,646
    Equity securities                                                          46,934              45,005
    Mortgage loans on real estate                                           1,621,978           1,488,495
    Investment in real estate, net                                             21,142              20,170
    Policy loans                                                              147,242             147,608
    Other long-term investments                                                48,670              50,751
    Short-term investments                                                    135,195              54,683
                                                                           ----------           ---------
            Total investments                                               5,852,417           5,300,358
 Accrued investment income                                                     61,280              55,630
 Accounts and premiums receivable, net                                         18,355              28,928
 Reinsurance receivables                                                      161,378             122,175
 Deferred policy acquisition costs                                            409,573             434,200
 Property and equipment, net                                                   35,090              33,185
 Receivables from related parties                                               2,747                 281
 Other assets                                                                  12,984              11,802
 Assets held in separate accounts                                             213,018             124,145
                                                                           ----------          ----------
            TOTAL ASSETS                                                   $6,766,842          $6,110,704
                                                                           ==========          ==========

LIABILITIES
 Policy liabilities and accruals                                           $1,940,786          $1,797,774
 Guaranteed investment contract deposits                                    2,435,414           2,281,673
 Annuity deposits                                                           1,299,517           1,251,318
 Other policyholders' funds                                                   144,690             144,461
 Other liabilities                                                             74,275              94,181
 Accrued income taxes                                                          (1,675)             (4,699)
 Deferred income taxes                                                         43,810             (14,667)
 Indebtedness to related parties                                               39,443              39,443
 Liabilities related to separate accounts                                     213,018             124,145
                                                                           ----------          ----------
            TOTAL LIABILITIES                                               6,189,278           5,713,629
                                                                           ----------          ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

REDEEMABLE PREFERRED STOCK, $1 par value,
 at redemption value; Shares authorized and issued: 2,000                       2,000               2,000
                                                                           ----------          ----------

STOCKHOLDER'S EQUITY
 Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                    5,000               5,000
 Additional paid-in capital                                                   144,494             126,494
 Net unrealized gains (losses) on investments
   (Net of income tax: 1995 - $8,712; 1994 - $(57,902))                        16,870            (107,532)
 Retained earnings                                                            414,965             377,049
 Note receivable from PLC
   Employee Stock Ownership Plan                                               (5,765)              (5,936)
                                                                          -----------          -----------
            TOTAL STOCKHOLDER'S EQUITY                                        575,564              395,075
                                                                          -----------          -----------
                                                                           $6,766,842           $6,110,704
                                                                          ===========          ===========

                                      SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)
                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30
                                                                                                 1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                     $   37,966          $  32,275
 Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs                                              45,551             39,709
    Capitalization of deferred policy acquisition costs                                           (39,292)          (54,164)
    Depreciation expense                                                                            2,125              2,677
    Deferred income taxes                                                                          (8,508)            (2,619)
    Accrued income taxes                                                                            3,024             (7,623)
    Interest credited to universal life and investment products                                   140,650            119,559
    Policy fees assessed on universal life and investment products                                (48,472)           (38,727)
    Change in accrued investment income and other receivables                                     (36,209)            (2,328)
    Change in policy liabilities and other policyholders'
            funds of traditional life and health products                                          72,806             48,391
    Change in other liabilities                                                                   (38,532)             4,610
    Other (net)                                                                                      (927)             1,574
                                                                                                 --------          ---------
 Net cash provided by operating activities                                                        130,182            143,334
                                                                                                 --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Maturities and principal reductions of investments
    Investments available for sale                                                                110,715            264,967
    Other                                                                                          36,281            118,561
 Sale of investments
    Investments available for sale                                                                715,811            176,941
    Other                                                                                           3,062              2,249
 Cost of investments acquired
    Investments available for sale                                                             (1,057,842)          (872,852)
    Other                                                                                        (129,153)           (65,223)
 Acquisitions and bulk reinsurance assumptions                                                                        39,328
 Purchase of property and equipment                                                                (4,111)            (1,818)
 Sale of property and equipment                                                                        81              1,249
                                                                                                ---------          ----------
 Net cash used in investing activities                                                           (325,156)          (336,598)
                                                                                                ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from PLC                                                                      18,000
 Proceeds from borrowings under line of credit arrangements and debt                              683,000             287,148
 Principal payments on line of credit arrangements and debt                                      (683,000)           (287,186)
 Principal payment on surplus note to PLC                                                                              (4,750)
 Dividends to PLC                                                                                     (50)                (50)
 Investment product deposits and change in universal life deposits                                447,884             691,524
 Investment product withdrawals                                                                  (270,860)           (503,662)
                                                                                                ---------          -----------
 Net cash provided by financing activities                                                        194,974             183,024
                                                                                                ---------          -----------
DECREASE IN CASH                                                                                        0             (10,240)
CASH AT BEGINNING OF PERIOD                                                                             0              23,951
                                                                                                ---------          -----------
CASH AT END OF PERIOD                                                                           $       0          $   13,711
                                                                                                =========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
    Interest on notes and mortgages payable                                                     $ (1,652)          $   (2,593)
    Income taxes                                                                                $(24,183)          $  (25,473)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Reduction of principal on note from ESOP                                                       $    171           $       28
 Acquisitions and bulk reinsurance assumptions
    Assets acquired                                                                             $    613           $   41,818
    Liabilities assumed                                                                          (21,800)             (49,049)
                                                                                               ---------           ------------
    Net                                                                                         $(21,187)          $   (7,231)
                                                                                               ========            ============
                                      SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      PROTECTIVE LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1994.

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

     Protective Life and its subsidiaries, like other life and health insurers, from time to time are involved in lawsuits, in which the plaintiff may seek punitive damage awards as well as compensatory damage awards. To date, no such lawsuit has resulted in the award of any material amount of damages against Protective Life. Among the litigation currently pending is a class action concerning the sale of credit insurance. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that such litigation will not have a material adverse effect on its financial position.


NOTE C - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1995, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $310.4 million and $55.5 million, respectively.

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

     Protective Life's balance sheets at June 30, 1995 and December 31, 1994, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:


                                       JUNE 30, 1995         DECEMBER 31, 1994
                                                 (IN THOUSANDS)

Total investments                        $5,820,628            $5,499,511
Deferred policy acquisition costs           415,408               400,480
All other assets                            508,432               376,146
                                         ----------            ----------
                                         $6,744,468            $6,276,137
                                         ==========            ==========

Deferred income taxes                    $   34,726            $   43,235
All other liabilities                     6,149,048             5,728,296
                                         ----------            ----------
                                          6,183,774             5,771,531
Redeemable preferred stock                    2,000                 2,000
Stockholder's equity                        558,694               502,606
                                         ----------            ----------
                                         $6,744,468            $6,276,137
                                         ==========            ==========

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

     Since Protective Life's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective Life's evaluation of its mortgage loan portfolio, Protective Life does not expect any material losses on its mortgage loans, and therefore no allowance for losses is required under SFAS No. 114 at January 1, 1995 or June 30, 1995.

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


REVENUES

     The following table sets forth revenues by source for the period shown:

                                         SIX MONTHS            PERCENTAGE
                                           ENDED                INCREASE
                                           JUNE 30             (DECREASE)
                                       (IN THOUSANDS)
                                     1995           1994

     Premiums and policy fees      $184,247       $187,486        (1.7)%
     Net investment income          223,855        194,695        15.0
     Realized investment gains        2,106          1,733        21.5
     Other income                     4,193          2,228        88.2
                                   --------       --------
                                   $414,401       $386,142
                                   ========       ========

     Premiums and policy fees decreased $3.2 million or 1.7% In the first six months of 1995 over the first six months of 1994. Premiums and policy fees from the Financial Institutions Division decreased $32.8 million in the first six months of 1995 as compared to the first six months of 1994. This resulted from a reinsurance arrangement begun in the 1995 first quarter whereby a significant portion of the Division's new sales are being ceded to a reinsurer. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $8.8 Million and $7.5 million, respectively. The assumption of a block of payroll deduction policies in the second quarter of 1994 resulted in a $1.9 Million increase in premiums and policy fees in 1995. The assumption of a block of policies in the fourth quarter of 1994 resulted in an $11.4 million increase in premiums and policy fees in 1995. The reinsurance of a block of policies in the second quarter of 1995 resulted in a $3.3 Million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $4.6 million decrease in premiums and policy fees.

     Net investment income in the first six months of 1995 increased by $29.2 million or 15.0% over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets.
Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The assumption of two blocks of policies in 1994 and one block of policies in the second quarter of 1995 resulted in an increase in net investment income of $6.7 million in the first six months of 1995.

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

     Realized investment gains for the first six months of 1995 were $0.4 million higher than the corresponding period of 1994.

     Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC.

INCOME BEFORE INCOME TAX

     The following table sets forth income or loss before income tax by business segment for the periods shown:

                                        INCOME (LOSS) BEFORE INCOME TAX
                                            SIX MONTHS ENDED JUNE 30
                                                 (IN THOUSANDS)
          BUSINESS SEGMENT                  1995                 1994

  Acquisitions                            $24,584              $19,428
  Financial Institutions                    3,881                3,605
  Group                                     5,187                4,665
  Guaranteed Investment Contracts          16,316               20,650
  Individual Life                          10,462                8,915
  Investment Products                       5,623                2,573
  Corporate and Other                      (7,432)             (10,679)
  Unallocated Realized Investment
    Gains (Losses)                         (1,955)              (1,650)
                                          -------              -------
                                          $56,666              $47,507
                                          =======              =======

     Pretax earnings from the Acquisitions Division increased $5.2 million in the first six months of 1995 as compared to the same period of 1994.
Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective Life assumed two blocks of policies during 1994 and one block of policies during the second quarter of 1995. These acquisitions represent $4.1 million of the increase. Improved results related to Wisconsin National Life Insurance Company (a company acquired in 1993) represent a $1.3 million increase.

     Pretax earnings of the Financial Institutions Division were $0.3 million higher in the first six months of 1995 as compared to the same period in 1994. Increased earnings in certain lines of business were partially offset by decreases in other lines. The Division has entered into a reinsurance arrangement whereby a significant portion of the Division's new sales are being ceded to a reinsurer. In the 1995 second quarter the Division also reinsured a block of older policies. Though the Division's future earnings will be slightly reduced, these reinsurance transactions are expected to improve the Division's return on investment.

     Group pretax earnings were $0.5 million higher in the first six months of 1995 as compared to the first six months of 1994 due to improved earnings from accident and health products and dental products which were partially offset by lower earnings from life and cancer products.

     The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $16.1 million in the first six months of 1995 and $16.1 million in the corresponding period of 1994. At June 30, 1995, GIC deposits totaled $2.4 billion compared to $2.1 billion one year earlier. Increased earnings due to higher deposits were offset by higher expenses. Realized investment gains associated with this Division in the first six months of 1995 were $0.3 million, $4.2 million lower than the same period last year. As a result, total pre-tax earnings were $16.3 million in the first six months of 1995 compared to $20.6 million for the same period in 1994.

     Individual Life pretax earnings were $1.5 million higher in the first six months of 1995 as compared to the first six months of 1994. At December 31, 1994 Protective Life reduced certain statutory policy liabilities for certain term-like products to be more consistent with current regulation and industry practice. This reduced investment income allocated to the Division in the first six months of 1995 by approximately $1.5 million when compared to the same period in 1994. Additionally, expenses to develop new marketing ventures were $0.9 million higher in the first six months of 1995 as compared to the first six months of 1994. These decreases were offset by earnings from a growing amount of business in force.

     Investment Products Division pretax earnings were $3.1 million higher in the first six months of 1995 compared to the same period of 1994. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.1 million higher than the same period last year. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 operating earnings were $4.1 million higher due to lower amortization. This increase was largely offset by higher expenses related to the Company's variable annuity which was introduced in early 1994, and to increases in other expenses.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidi-ary. Pretax losses for this segment were $3.2 million lower in the first six months of 1995 as compared to the first six months of 1994 primarily due to lower expenses, including management fees to PLC.

INCOME TAXES

     The following table sets forth the effective tax rates for the periods shown:

                SIX MONTHS
                  ENDED                      ESTIMATED EFFECTIVE
                 JUNE 30                      INCOME TAX RATES

                  1995                             33.0%
                  1994                             32.0

     The effective income tax rate for the first three months of 1994 was 32.0%. Management's estimate of the effective income tax rate for 1995 is 33.0%.

NET INCOME

     The following table sets forth net income for the periods shown:


          SIX MONTHS                          NET INCOME
             ENDED                      TOTAL           PERCENTAGE
           JUNE 30                  (IN THOUSANDS)       INCREASE

             1995                      $37,966            17.6%
             1994                       32,275            22.3

     Compared to the same period in 1994, net income in the first six months of 1995 increased $5.7 million, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Group, Individual Life and Investment Products Divisions and the Corporate and Other segment, which were partially offset by lower earnings in the Guaranteed Investment Contracts Division.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Protective Life anticipates that the impact of adopting SFAS Nos. 120 and 121 will be immaterial to its financial condition.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial data schedule



                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                              PROTECTIVE LIFE INSURANCE COMPANY




Date:  August 10, 1995           /S/ JERRY W. DEFOOR
                                 Jerry W. DeFoor
                                 Vice President and Controller,
                                 and Chief Accounting Officer
                                 (Duly authorized officer)