Form 10-Q
period 1995-09-30
PROTECTIVE LIFE INSURANCE CO
filed 1995-11-13
CIK 310826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from    to
                                                ----   ----


         Commission File Numbers 33-31940; 33-39345; 33-57052; 33-70984

                        PROTECTIVE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

        TENNESSEE                            63-0169720
(State of incorporation)         (IRS Employer Identification Number)

                             2801 HIGHWAY 280 SOUTH
                            BIRMINGHAM, ALABAMA 35223
                    (Address of principal executive offices)

                                 (205) 879-9230
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --    --

Number of shares of Common Stock, $1.00 par value, outstanding as of November 10, 1995: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




PART I.   FINANCIAL INFORMATION:
 Item 1.   Financial Statements:
      Report of Independent Accountants
      Consolidated Condensed Statements of Income for the Three
        Months and Nine Months ended September 30, 1995 and 1994 (unaudited) Consolidated Condensed Balance Sheets as of September 30, 1995
        (unaudited) and December 31, 1994
      Consolidated Condensed Statements of Cash Flows
        for the Nine Months ended September 30, 1995 and 1994 (unaudited) Notes to Consolidated Condensed Financial Statements (unaudited)

 Item 2.   Management's Narrative Analysis of the Results of Operations

PART II.  OTHER INFORMATION:
 Item 6. Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1995, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for certain investments in debt and equity securities in 1993 and postretirement benefits other than pensions in 1992 on those consolidated financial statements. In our opinion, the infor-mation set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
October 25, 1995

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30                SEPTEMBER 30
                                                                       1995      1994             1995       1994
REVENUES
   Premiums and policy fees (net of reinsurance ceded:
     three months:  1995 - $79,908; 1994 - $50,714                   $ 93,213  $101,876         $277,460  $289,362
     nine months:  1995 - $222,351; 1994 - $121,462)
   Net investment income                                              118,162   101,283          342,017   295,978
   Realized investment gains (losses)                                   1,337     3,122            3,443     4,855
   Other income                                                           799       643            4,992     2,871
                                                                     --------  --------         --------  --------
                                                                      213,511   206,924          627,912   593,066
                                                                     --------  --------         --------  --------

BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded:
     three months:  1995 - $54,638; 1994 - $31,118                    134,111   134,208          383,039   376,536
     nine months:  1995 - $159,760; 1994 - $80,541)
   Amortization of deferred policy acquisition costs                   17,643    20,485           63,193    60,194
   Other operating expenses (net of reinsurance ceded:
     three months:  1995 - $23,173; 1994 - $3,793                      30,040    24,859           93,297    81,457
                                                                     --------  --------         --------  --------
     nine months:  1995 - $58,645; 1994 - $9,842)
                                                                      181,794   179,552          539,529   518,187
                                                                     --------  --------         --------  --------
INCOME BEFORE INCOME TAX                                               31,717    27,372           88,383    74,879

Income tax expense                                                     11,352     8,728           30,052    23,960
                                                                     --------  --------         --------  --------


NET INCOME                                                           $ 20,365  $ 18,644         $ 58,331  $ 50,919
                                                                     ========  ========         ========  ========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (DOLLARS IN THOUSANDS)
                                                                                        SEPTEMBER 30    DECEMBER 31
                                                                                            1995            1994
                                                                                        (Unaudited)
ASSETS
 Investments:
   Fixed maturities                                                                     $3,909,874      $3,493,646
   Equity securities                                                                        47,456          45,005
   Mortgage loans on real estate                                                         1,718,900       1,488,495
   Investment in real estate, net                                                           21,040          20,170
   Policy loans                                                                            145,655         147,608
   Other long-term investments                                                              46,193          50,751
   Short-term investments                                                                   90,974          54,683
                                                                                        ----------      ----------
     Total investments                                                                   5,980,092       5,300,358
   Cash                                                                                        808
   Accrued investment income                                                                61,701          55,630
   Accounts and premiums receivable, net                                                    38,333          28,928
   Reinsurance receivables                                                                 223,457         122,175
   Deferred policy acquisition costs                                                       412,283         434,200
   Property and equipment, net                                                              34,699          33,185
   Receivables from related parties                                                            582             281
   Other assets                                                                             13,790          11,802
   Assets held in separate accounts                                                        277,493         124,145
                                                                                        ----------      ----------

     TOTAL ASSETS                                                                       $7,043,238      $6,110,704
                                                                                        ==========      ==========

LIABILITIES
   Policy liabilities and accruals                                                      $2,021,324      $1,797,774
   Guaranteed investment contract deposits                                               2,483,669       2,281,673
   Annuity deposits                                                                      1,298,167       1,251,318
   Other policyholders' funds                                                              144,468         144,461
   Other liabilities                                                                       102,584          94,181
   Accrued income taxes                                                                      5,973          (4,699)
   Deferred income taxes                                                                    49,471         (14,667)
   Indebtedness to related parties                                                          39,443          39,443
   Debt                                                                                     17,000
   Liabilities related to separate accounts                                                277,493         124,145
                                                                                        ----------      ----------
     TOTAL LIABILITIES                                                                   6,439,592       5,713,629
                                                                                        ==========      ==========
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

REDEEMABLE PREFERRED STOCK, $1 par value,
 at redemption value; Shares authorized and issued:  2,000                                   2,000           2,000
                                                                                        ----------      ----------

STOCKHOLDER'S EQUITY
 Common Stock, $1 par value
  Shares authorized and issued:  5,000,000                                                   5,000           5,000
  Additional paid-in capital                                                               144,494         126,494
  Net unrealized gains (losses) on investments
  (Net of income tax: 1995 - $12,189; 1994 - $(57,902))                                     22,637        (107,532)
 Retained earnings                                                                         435,280         377,049
 Note receivable from PLC
  Employee Stock Ownership Plan                                                             (5,765)         (5,936)
                                                                                        ----------      ----------
  TOTAL STOCKHOLDER'S EQUITY                                                               601,646         395,075
                                                                                        ----------      ----------
                                                                                        $7,043,238      $6,110,704
                                                                                        ==========      ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                             1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                               $   58,331   $  50,919
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred policy acquisition costs                                          63,194      60,194
   Capitalization of deferred policy acquisition costs                                       (61,286)    (89,295)
   Depreciation expense                                                                        3,233       3,409
   Deferred income taxes                                                                      (5,952)    (11,084)
   Accrued income taxes                                                                       10,672      (2,642)
   Interest credited to universal life and investment products                               213,303     183,642
   Policy fees assessed on universal life and investment products                            (74,772)    (58,887)
   Change in accrued investment income and other receivables                                (116,522)      9,636
   Change in policy liabilities and other policyholders'
     funds of traditional life and health products                                           131,225      84,215
   Change in other liabilities                                                               (10,224)      6,502
   Other (net)                                                                                (3,515)     (2,168)
                                                                                          ----------   ---------
 Net cash provided by operating activities                                                   207,687     234,441
                                                                                          ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Maturities and principal reductions of investments
  Investments available for sale                                                             219,760     325,243
  Other                                                                                       49,536     129,296
 Sale of investments
  Investments available for sale                                                             863,479     349,944
  Other                                                                                        4,243      16,183
 Cost of investments acquired
  Investments available for sale                                                          (1,329,735) (1,336,274)
  Other                                                                                     (243,788)   (112,964)
 Acquisitions and bulk reinsurance assumptions                                                            39,328
 Purchase of property and equipment                                                           (4,859)     (2,933)
 Sale of property and equipment                                                                  112       1,817
                                                                                         -----------  ----------

 Net cash used in investing activities                                                      (441,252)   (590,360)
                                                                                         -----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES
 Capital contribution from PLC                                                                18,000
 Proceeds from borrowings under line of credit arrangements and debt                         981,100     373,186
 Principal payments on line of credit arrangements and debt                                 (964,100)   (373,258)
 Principal payment on surplus note to PLC                                                                 (4,750)
 Dividends to PLC                                                                               (100)        (50)
 Investment product deposits and change in universal life deposits                           734,707   1,064,910
 Investment product withdrawals                                                             (535,234)   (728,070)
                                                                                         -----------  ----------

 Net cash provided by financing activities                                                   234,373     331,968
                                                                                         -----------  ----------


DECREASE IN CASH                                                                                 808     (23,951)
CASH AT BEGINNING OF PERIOD                                                                        0      23,951
                                                                                         -----------  ----------

CASH AT END OF PERIOD                                                                    $       808  $        0
                                                                                         ===========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
  Interest on notes and mortgages payable                                                $     2,579  $   (3,713)
  Income taxes                                                                           $    25,332  $  (37,687)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Reduction of principal on note from ESOP                                               $       171  $       28
  Acquisitions and bulk reinsurance assumptions
    Assets acquired                                                                      $       613  $   41,818
    Liabilities assumed                                                                      (21,800)    (49,049)
                                                                                         -----------  ----------

    Net                                                                                  $   (21,187) $   (7,231)
                                                                                         ===========  ==========


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1994.

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

     Protective Life and its subsidiaries, like other life and health insurers, from time to time are involved in lawsuits, in which the plaintiff may seek punitive damage awards as well as compensatory damage awards. To date, no such lawsuit has resulted in the award of any material amount of damages against Protective Life. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that such litigation will not have a material adverse effect on the financial position of Protective Life.


NOTE C - STATUTORY REPORTING PRACTICES

     Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1995 and for the nine months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $325.5 million and $74.0 million, respectively.

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

     Protective Life's balance sheets at September 30, 1995 and December 31, 1994, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                      SEPTEMBER 30, 1995     DECEMBER 31, 1994
                                                    (IN THOUSANDS)

Total investments                         $5,937,790             $5,499,511
Deferred policy acquisition costs            419,759                400,480
All other assets                             650,863                376,146
                                          ----------             ----------
                                          $7,008,412             $6,276,137
                                          ==========             ==========

Deferred income taxes                     $   37,282             $   43,235
All other liabilities                      6,390,121              5,728,296
                                          ----------             ----------
                                           6,427,403              5,771,531
Redeemable preferred stock                     2,000                  2,000
Stockholder's equity                         579,009                502,606
                                          ----------             ----------
                                          $7,008,412             $6,276,137
                                          ==========             ==========

     On January 1, 1995 Protective Life adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that Protective Life will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     Since Protective Life's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective Life's evaluation of its mortgage loan portfolio, Protective Life does not expect any material losses on its mortgage loans, and therefore no allowance for losses is required under SFAS No. 114 at January 1, 1995 or September 30, 1995.

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


REVENUES

     The following table sets forth revenues by source for the period shown:


                                    NINE MONTHS            PERCENTAGE
                                       ENDED                INCREASE
                                    SEPTEMBER 30           (DECREASE)
                                   (IN THOUSANDS)
                                 1995          1994

   Premiums and policy fees    $277,460      $289,362         (4.1)%
   Net investment income        342,017       295,978         15.6
   Realized investment gains      3,443         4,855        (29.1)
   Other income                   4,992         2,871         73.9
                                -------      --------
                               $627,912      $593,066
                               ========      ========


     Premiums and policy fees decreased $11.9 million or 4.1% in the first nine months of 1995 over the first nine months of 1994. Premiums and policy fees from the Financial Institutions Division decreased $54.6 million in the first nine months of 1995 as compared to the first nine months of 1994. This resulted from a reinsurance arrangement begun in the first quarter of 1995 whereby a significant portion of the Division's new sales are being ceded to a reinsurer. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $12.7 million and $10.2 million, respectively. Policy fees related to the Company's variable annuity increased $2.1 million in the first nine months of 1995 as compared to the same period in 1994. The assumption of a block of payroll deduction policies in the second quarter of 1994 resulted in a $1.8 million increase in premiums and policy fees in 1995. The assumption of a block of policies in the fourth quarter of 1994 resulted in a $17.0 million increase in premiums and policy fees in 1995. The reinsurance of a block of policies in the second quarter of 1995 resulted in a $4.7 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $5.8 million decrease in premiums and policy fees.

      Net investment income in the first nine months of 1995 increased by $46.0 million or 15.6% over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles. These deposits are included in the liability section of the balance sheet. The assumption of two blocks of policies in 1994 and one block of policies in the second quarter of 1995 resulted in an increase in net investment income of $10.1 million in the first nine months of 1995.

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

     Realized investment gains for the first nine months of 1995 were $1.4 million lower than the corresponding period of 1994.

     Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC.

INCOME BEFORE INCOME TAX

     The following table sets forth income or loss before income tax by business segment for the periods shown:

                                               INCOME (LOSS) BEFORE INCOME TAX
                                               NINE MONTHS ENDED SEPTEMBER 30
                                                        (IN THOUSANDS)
     BUSINESS SEGMENT                               1995             1994

     Acquisitions                                 $36,867          $28,605
     Financial Institutions                         5,938            6,055
     Group                                          8,004            7,103
     Guaranteed Investment Contracts               24,446           28,329
     Individual Life                               15,147           12,699
     Investment Products                            7,774            4,091
     Corporate and Other                          (10,402)         (12,477)
     Unallocated Realized Investment
       Gains (Losses)                                 609              474
                                                  -------         --------
                                                  $88,383          $74,879
                                                  =======         ========

     Pretax earnings from the Acquisitions Division increased $8.3 million in the first nine months of 1995 as compared to the same period of 1994. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective

Life assumed two blocks of policies during 1994 and one block of policies during the second quarter of 1995. These acquisitions represent $6.8 million of the increase. Improved mortality experience in older acquired blocks of policies resulted in a $1.5 million increase in pretax earnings in the first nine months of 1995 as compared to the first nine months of 1994.

     Pretax earnings of the Financial Institutions Division were $0.1 million lower in the first nine months of 1995 as compared to the same period in 1994. The Division has entered into a reinsurance arrangement whereby a significant portion of the Division's new sales are being ceded to a reinsurer. In the 1995 second quarter the Division also reinsured a block of older policies. Though the Division's reported earnings were slightly reduced by approximately $0.8 million, these reinsurance transactions are expected to improve the Division's return on investment.

     Group pretax earnings were $0.9 million higher in the first nine months of 1995 as compared to the first nine months of 1994 due to improved earnings from accident and health products and dental products which were partially offset by lower earnings from life and cancer products.

     The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $25.2 million in the first nine months of 1995 and $23.4 million in the corresponding period of 1994. At September 30, 1995, GIC deposits totaled $2.5 billion compared to $2.3 billion one year earlier. Increased earnings due to higher deposits were offset by higher expenses. Realized investment losses associated with this Division in the first nine months of 1995 were $0.8 million, as compared to realized investment gains of $4.9 million in the same period last year. As a result, total pre-tax earnings were $24.4 million in the first nine months of 1995 compared to $28.3 million for the same period in 1994.

     Individual Life pretax earnings were $2.4 million higher in the first nine months of 1995 as compared to the first nine months of 1994. At December 31, 1994 Protective Life reduced certain statutory policy liabilities for certain term-like products to be more consistent with current regulation and industry practice. This reduced investment income allocated to the Division in the first nine months of 1995 by approximately $2.3 million when compared to the same period in 1994. Additionally, expenses to develop new marketing ventures were $1.5 million higher in the first nine months of 1995 as compared to the first nine months of 1994. These decreases were offset by earnings from a growing amount of business in force.

     Investment Products Division pretax earnings were $3.7 million higher in the first nine months of 1995 compared to the same period of 1994. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.5 million higher than the same period last year. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 operating earnings were $5.2 million higher due to lower amortization. This increase was largely offset by higher expenses related to the Company's variable annuity which was introduced in early 1994, and to increases in other expenses.

     The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $2.1 million lower in the first nine months of 1995 as compared to the first nine months of 1994 primarily due to lower expenses, including management fees to PLC.

INCOME TAXES

     The following table sets forth the effective tax rates for the periods shown:

        NINE MONTHS
           ENDED               ESTIMATED EFFECTIVE
        SEPTEMBER 30            INCOME TAX RATES

            1995                       34%
            1994                       32

     The effective income tax rate for the first nine months of 1994 was 32%. During the third quarter the estimated income tax rate for 1995 was increased from 33% to 34%.

NET INCOME

     The following table sets forth net income for the periods shown:


       NINE MONTHS                      NET INCOME
          ENDED                   TOTAL            PERCENTAGE
       SEPTEMBER 30           (IN THOUSANDS)        INCREASE

          1995                   $58,331              14.6%
          1994                    50,919              34.3

     Compared to the same period in 1994, net income in the first nine months of 1995 increased $7.4 million, reflecting improved operating earnings in the Acquisitions, Group, Individual Life and Investment Products Divisions and the Corporate and Other segment, which were partially offset by lower earnings in the Financial Institutions and Guaranteed Investment Contracts Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts." In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." Protective Life anticipates that the impact of adopting these accounting standards will be immaterial to its financial condition.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial data schedule



                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PROTECTIVE LIFE INSURANCE COMPANY




Date: November 13, 1995                 /S/ JERRY W. DEFOOR
                                        Jerry W. DeFoor
                                        Vice President and Controller,
                                        and Chief Accounting Officer
                                        (Duly authorized officer)