Form 10-K405
period 1995-12-31
PROTECTIVE LIFE INSURANCE CO
filed 1996-03-26
CIK 310826

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED           COMMISSION FILE NUMBER
              DECEMBER 31, 1995                      33-31940
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

    Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 8, 1996: 5,000,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                               None, except Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Protective Life Insurance Company ("Protective"), a stock life insurance company was founded in 1907. Protective is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange. Protective provides financial services through the production, distribution, and administration of insurance and investment products. Protective has six operating divisions: Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, Individual Life, and Investment Products. Protective also has an additional business segment which is described herein as Corporate and Other. Unless the context otherwise requires "Protective" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

    Protective markets individual life insurance; group life, health, dental, and cancer insurance; annuities and investment products; credit life and disability insurance; and guaranteed investment contracts. Its products are distributed nationally through independent agents and brokers; through broker-dealers and financial institutions to their customers; through full-time sales representatives; and through other insurance companies. Protective also seeks to acquire blocks of insurance policies from other insurers.

    Over the last twenty-five years PLC has made several acquisitions of smaller insurance companies or blocks of policies. Many of these transactions involved Protective. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective. In the second quarter of 1994, Protective coinsured a small block of payroll deduction policies. In the fourth quarter of 1994, Protective acquired through coinsurance a block of 130,000 policies. In the second quarter of 1995, Protective coinsured a block of 28,000 policies. In March 1996, Protective coinsured a block of 38,000 policies.

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

    Marketing offices are leased in 10 cities, substantially all under leases for periods of three to five years with only two leases running longer than five years. The aggregate monthly rent is approximately $23 thousand.

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

    At December 31, 1995, $329 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $322 million, would be subject to Federal income tax at rates then effective. Protective does not anticipate involuntarily paying tax on such distributions.

    In addition, insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1996 is estimated to be $129 million.

    The American Foundation Preferred Stock pays, when and if declared, annual minimum cumulative dividends of $0.1 million and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million.

    In 1995, Protective paid common dividends of $5.0 million to PLC. American Foundation paid preferred dividends of $0.1 million and $0.9 million in 1995 and 1994, respectively. Protective and American Foundation expect to continue to be able to pay cash dividends, subject to their earnings and financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

    Not required in accordance with General Instruction J(2)(a).

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

    In accordance with General Instruction J(2)(a), Protective includes the following analysis with the reduced disclosure format.

REVENUES

    The following table sets forth revenues by source for the periods shown:

                                                           YEAR ENDED
                                                          DECEMBER 31         PERCENTAGE
                                                     ----------------------    INCREASE
                                                        1995        1994      (DECREASE)
                                                     ----------  ----------  -------------
                                                         (IN THOUSANDS)
Premiums and Policy Fees...........................  $  369,888  $  402,772        (8.2%)
Net Investment Income..............................     458,433     408,933        12.1%
Realized Investment Gains (Losses).................       1,951       6,298       (69.0%)
Other Income.......................................       3,543      11,977       (70.4%)
                                                     ----------  ----------
                                                     $  833,815  $  829,980
                                                     ----------  ----------
                                                     ----------  ----------

    Premiums and policy fees decreased $32.9 million or 8.2% in 1995 over 1994. Premiums and policy fees from the Financial Institutions Division decreased $74.2 million. This resulted from a reinsurance arrangement begun in the 1995 first quarter whereby all of the Division's new credit insurance sales are being ceded to a reinsurer. Increases in premiums and policy fees from the Group and Individual Life Divisions represent increases of $11.4 million and $14.1 million, respectively. Policy fees related to Protective's annuity products increased $2.9 million in 1995. The 1994 coinsurance of two blocks of policies resulted in a $11.1 million increase in premiums and policy fees in 1995. On June 15, 1995, Protective coinsured a block of policies which resulted in a $8.3 million increase in premiums and policy fees. Decreases in premiums and policy fees in older acquired blocks resulted in a $7.2 million decrease.

    Net investment income for 1995 was $49.5 million or 12.1% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract (GIC) deposits and to acquisitions. (Annuity and GIC deposits are not considered revenues in accordance with generally accepted accounting principles.) The coinsurance of two blocks of policies in 1994 and one block of policies in the second quarter of 1995 resulted in an increase in net investment income of $8.9 million in 1995. The percentage earned on average cash and investments was 7.9% in 1995 and 8.2% in 1994.

    Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective has classified its fixed maturities and certain other investments as "available for sale." The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities.

    In 1995, realized investment gains on the sale of fixed maturity and equity securities of $6.2 million were partially offset by realized investment losses of $4.2 million incurred from sales of mortgage loans and other investments that occurred to maintain proper matching of assets and liabilities. Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $32.7 million at December 31, 1995 and $35.2 million at December 31, 1994. Additions to the allowance are treated as realized investment losses.

    Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC. During 1994, Protective recognized approximately $8.2 million in settlement of litigation in which Protective was a plaintiff relating to an acquisition made in 1974. Other income from all other sources decreased $0.2 million in 1995 as compared to 1994.

INCOME BEFORE INCOME TAX

    The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                         INCOME (LOSS) BEFORE
                                                              INCOME TAX
                                                        -----------------------
                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                           1995          1994
                                                        ----------     --------
                                                            (IN THOUSANDS)
BUSINESS SEGMENT
Acquisitions.........................................   $   52,136     $ 39,176
Financial Institutions...............................        8,212        8,176
Group................................................       10,502       11,169
Guaranteed Investment Contracts......................       30,555       33,197
Individual Life......................................       17,713       17,223
Investment Products..................................       11,951          107
Corporate and Other..................................      (14,257)      (8,736)
Unallocated Realized Investment Gains (Losses).......          921        5,266
                                                        ----------     --------
                                                        $  117,733     $105,578
                                                        ----------     --------
                                                        ----------     --------

    Pretax earnings from the Acquisitions Division increased $13.0 million in 1995 as compared to 1994. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The two blocks of policies coinsured during 1994 and the block of policies coinsured during the second quarter of 1995 represent $11.7 million of the increase.

    The Financial Institutions Division's 1995 pretax earnings were relatively unchanged as compared to 1994. The Division has entered into a reinsurance arrangement whereby all of the Division's new credit insurance sales are being ceded to a reinsurer. In the 1995 second quarter the Division also ceded a block of older policies. These reinsurance transactions are expected to improve the Division's return on investment.

    Group 1995 pretax earnings were $0.7 million lower than 1994. Although total dental earnings were up $2.6 million, lower traditional group life and health earnings offset the increase.

    The Guaranteed Investment Contracts ("GIC") Division had pretax operating earnings of $34.5 million in 1995 and $30.2 million in 1994. Operating earnings in 1995 were benefited by lower expenses and a favorable interest rate environment. This increase was also partially due to the growth in GIC deposits placed with Protective. At December 31, 1995, GIC deposits totaled $2.5 billion compared to $2.3 billion one year earlier. Realized investment gains associated with this Division in 1994 were $3.0 million as compared to realized investment losses of $3.9 million in 1995. As a result, total pretax earnings were $33.2 million in 1994 and $30.6 million in 1995. The rate of growth in GIC deposits has decreased as the amount of maturing contracts has increased.

    The Individual Life Division had 1995 pretax earnings of $17.7 million, $0.5 million higher than 1994. Favorable mortality experience and a growing amount of business in force contributed to the increase, although lower investment income allocated to the Division and expenses relating to the development of a new variable universal life product largely offset the increase.

    The Investment Products Division's 1995 pretax earnings of $12.0 million were $11.8 million higher than 1994. During 1994 the Division completed the amortization of the deferred policy acquisition costs related to its book value annuities. Accordingly, 1995 operating earnings were $7.2 million higher due to lower amortization. The Division also benefited from a favorable interest rate environment. Realized investment losses, net of related amortization of deferred policy acquisition costs were $0.8 million in 1994, as compared with realized investment gains, net of amortization, of $3.4 million in 1995. Fixed annuity deposits totaled $996 million and variable annuity deposits totaled $392 million at December 31, 1995. Variable annuity deposits of $322 million are reported in the accompanying financial statements as "liabilities related to separate accounts."

    The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax losses for this segment were $5.5 million higher in 1995 as compared to 1994. The segment's 1994 results include approximately $8.2 million received in settlement of litigation relating to an acquisition made in 1974. All other expenses decreased approximately $2.7 million in 1995 as compared to 1994.

INCOME TAX EXPENSE

    The following table sets forth the effective income tax rates for the periods shown:

YEAR ENDED                                 EFFECTIVE INCOME TAX
DECEMBER 31                                        RATES
-------------                              ---------------------
1995.....................................            34.0%
1994.....................................            31.1

    For the year ended December 31, 1995, the effective income tax rate was 34.0%. Management's estimate of the effective income tax rate for 1996 is 34.0%.

NET INCOME

    The following table sets forth net income for the periods shown:

                                                     NET INCOME
                                           -------------------------------
YEAR ENDED                                                    PERCENTAGE
DECEMBER 31                                    AMOUNT          INCREASE
-------------                              ---------------   -------------
                                           (IN THOUSANDS)
1995....................................   $       77,696             6.8%
1994....................................           72,723            29.5

    Compared to 1994, net income in 1995 increased 6.8%, reflecting improved earnings in the Acquisitions, Financial Institutions, Individual Life, and Investment Products Divisions, and higher investment income partially offset by lower earnings in the Group and GIC Divisions and the Corporate and Other segment as well as lower realized investment gains.

RECENTLY ISSUED ACCOUNTING STANDARDS

    For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................................................          7
Consolidated Statements of Income for the years ended December 31, 1995, 1994, and
 1993..................................................................................          8
Consolidated Balance Sheets as of December 31, 1995 and 1994...........................          9
Consolidated Statements of Stockholder's Equity for the years ended
 December 31, 1995, 1994, and 1993.....................................................         10
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and
 1993..................................................................................         11
Notes to Consolidated Financial Statements.............................................         12
Financial Statement Schedules:
  Schedule III -- Supplementary Insurance Information..................................         29
  Schedule IV -- Reinsurance...........................................................         30

    All  other schedules  to the  consolidated financial  statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

    We have audited the consolidated financial statements and the financial statement schedules of Protective Life Insurance Company and Subsidiaries listed in the index on page 6 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1993.

                                          /s/ COOPERS & LYBRAND L.L.P.

February 12, 1996
Birmingham, Alabama

                       PROTECTIVE LIFE INSURANCE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1995        1994        1993
                                                                               ----------  ----------  ----------
REVENUES
  Premiums and policy fees (net of reinsurance ceded: 1995 - $333,173; 1994 -
   $172,575; 1993 - $126,912)................................................  $  369,888  $  402,772  $  351,423
  Net investment income......................................................     458,433     408,933     354,165
  Realized investment gains (losses).........................................       1,951       6,298       5,054
  Other income...............................................................       3,543      11,977       4,756
                                                                               ----------  ----------  ----------
                                                                                  833,815     829,980     715,398
                                                                               ----------  ----------  ----------
BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded: 1995 -
   $247,224; 1994 - $112,922; 1993 - $84,949)................................     509,506     517,110     461,636
  Amortization of deferred policy acquisition costs..........................      84,500      88,089      73,335
  Other operating expenses (net of reinsurance ceded: 1995 - $84,855; 1994 -
   $14,326; 1993 - $10,759)..................................................     122,076     119,203      94,315
                                                                               ----------  ----------  ----------
                                                                                  716,082     724,402     629,286
                                                                               ----------  ----------  ----------
INCOME BEFORE INCOME TAX.....................................................     117,733     105,578      86,112
INCOME TAX EXPENSE
  Current....................................................................      47,009      37,586      33,039
  Deferred...................................................................      (6,972)     (4,731)     (3,082)
                                                                               ----------  ----------  ----------
                                                                                   40,037      32,855      29,957
                                                                               ----------  ----------  ----------
NET INCOME...................................................................  $   77,696  $   72,723  $   56,155
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31
                                                                                    ------------------------
                                                                                       1995          1994
                                                                                    ----------    ----------
ASSETS
Investments:
  Fixed maturities, at market (amortized cost: 1995-$3,798,868;
   1994-$3,698,370).............................................................    $3,891,932    $3,493,646
  Equity securities, at market (cost: 1995-$35,498;1994-$45,958)................        38,711        45,005
  Mortgage loans on real estate.................................................     1,835,057     1,488,495
  Investment real estate, net of accumulated depreciation (1995-$1,032;
   1994-$695)...................................................................        20,788        20,170
  Policy loans..................................................................       143,372       147,608
  Other long-term investments...................................................        43,875        50,751
  Short-term investments........................................................        46,891        54,683
                                                                                    ----------    ----------
    Total investments...........................................................     6,020,626     5,300,358
Cash............................................................................         6,198
Accrued investment income.......................................................        61,004        55,630
Accounts and premiums receivable, net of allowance for uncollectible
 amounts (1995-$2,342; 1994-$2,464).............................................        35,492        28,928
Reinsurance receivables.........................................................       271,018       122,175
Deferred policy acquisition costs...............................................       410,183       434,200
Property and equipment, net.....................................................        34,211        33,185
Receivables from related parties................................................         1,961           281
Other assets....................................................................        13,096        11,802
Assets related to separate accounts.............................................       324,904       124,145
                                                                                    ----------    ----------
                                                                                    $7,178,693    $6,110,704
                                                                                    ----------    ----------
                                                                                    ----------    ----------
LIABILITIES
Policy liabilities and accruals:
  Future policy benefits and claims.............................................    $1,928,154    $1,694,295
  Unearned premiums.............................................................       193,767       103,479
                                                                                    ----------    ----------
                                                                                     2,121,921     1,797,774
Guaranteed investment contract deposits.........................................     2,451,693     2,281,673
Annuity deposits................................................................     1,280,069     1,251,318
Other policyholders' funds......................................................       134,380       144,461
Other liabilities...............................................................       109,538        94,181
Accrued income taxes............................................................           838        (4,699)
Deferred income taxes...........................................................        67,420       (14,667)
Indebtedness to related parties.................................................        34,693        39,443
Liabilities related to separate accounts........................................       324,904       124,145
                                                                                    ----------    ----------
      Total liabilities.........................................................     6,525,456     5,713,629
                                                                                    ----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES -- NOTE G
REDEEMABLE PREFERRED STOCK, $1.00 par value, at redemption value
 Shares authorized and issued: 2,000............................................         2,000         2,000
                                                                                    ----------    ----------

STOCKHOLDER'S EQUITY
Common Stock, $1.00 par value...................................................         5,000         5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital......................................................       144,494       126,494
Net unrealized gains on investments (Net of income tax: 1995-$31,157;
 1994-$(57,902))................................................................        57,863      (107,532)
Retained earnings...............................................................       449,645       377,049
Note receivable from PLC Employee Stock Ownership Plan..........................        (5,765)       (5,936)
                                                                                    ----------    ----------
      Total stockholder's equity................................................       651,237       395,075
                                                                                    ----------    ----------
                                                                                    $7,178,693    $6,110,704
                                                                                    ----------    ----------
                                                                                    ----------    ----------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            NET                        NOTE
                                                         ADDITIONAL     UNREALIZED                  RECEIVABLE        TOTAL
                                                COMMON    PAID-IN     GAINS (LOSSES)     RETAINED    FROM PLC     STOCKHOLDER'S
                                                STOCK     CAPITAL     ON INVESTMENTS     EARNINGS      ESOP          EQUITY
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1992...................   $5,000   $   85,494   $        3,156     $247,986   $  (6,120)    $    335,516
  Net income for 1993........................                                              56,155                       56,155
  Preferred dividends ($750 per share).......                                              (1,500)                      (1,500)
  Transfer of Southeast Health Plan, Inc.
   common stock to PLC.......................                                               2,535                        2,535
  Increase in net unrealized gains on
   investments...............................                                 36,128                                    36,128
  Capital contribution from PLC..............                41,000                                                     41,000
  Decrease in note receivable from PLC
   ESOP......................................                                                             156              156
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1993...................   5,000       126,494           39,284      305,176      (5,964)         469,990
  Net income for 1994........................                                              72,723                       72,723
  Preferred dividends ($425 per share).......                                                (850)                        (850)
  Decrease in net unrealized gains on
   investments...............................                               (146,816)                                 (146,816)
  Decrease in note receivable from PLC
   ESOP......................................                                                              28               28
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1994...................   5,000       126,494         (107,532)     377,049      (5,936)         395,075
  Net income for 1995........................                                              77,696                       77,696
  Common dividends ($1.00 per share).........                                              (5,000)                      (5,000)
  Preferred dividends ($50 per share)........                                                (100)                        (100)
  Increase in net unrealized gains on
   investments...............................                                165,395                                   165,395
  Capital contribution from PLC..............                18,000                                                     18,000
  Decrease in note receivable form PLC
   ESOP......................................                                                             171              171
                                                ------   ----------   ---------------    --------   ----------    -------------
Balance, December 31, 1995...................   $5,000   $  144,494   $       57,863     $449,645   $  (5,765)    $    651,237
                                                ------   ----------   ---------------    --------   ----------    -------------
                                                ------   ----------   ---------------    --------   ----------    -------------

                See notes to consolidated financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31
                                                                                  -------------------------------------
                                                                                     1995         1994         1993
                                                                                  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................  $    77,696  $    72,723  $    56,155
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred policy acquisition costs...........................       84,501       88,089       73,335
    Capitalization of deferred policy acquisition costs.........................      (89,266)    (127,566)     (92,935)
    Depreciation expense........................................................        4,317        4,280        2,660
    Deferred income taxes.......................................................       (6,971)      (4,731)      16,987
    Accrued income taxes........................................................        5,537      (12,182)       5,040
    Interest credited to universal life and investment products.................      286,710      260,081      220,772
    Policy fees assessed on universal life and investment products..............     (100,840)     (85,532)     (67,314)
    Change in accrued investment income and other receivables...................     (161,924)     (32,242)     (91,864)
    Change in policy liabilities and other policyholder funds of traditional
     life and health products...................................................      201,353       61,322       47,212
    Change in other liabilities.................................................       (3,270)      18,564       11,970
    Other (net).................................................................       (6,634)      (1,475)      10,517
                                                                                  -----------  -----------  -----------
Net cash provided by operating activities.......................................      291,209      241,331      192,535
                                                                                  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Maturities and principal reductions of investments:
    Investments available for sale..............................................    2,014,060      386,498
    Other.......................................................................       78,568      153,945    1,319,590
  Sale of investments:
    Investment available for sale...............................................    1,523,454      630,095
    Other.......................................................................      141,184       59,550      244,683
  Cost of investments acquired:
    Investments available for sale..............................................   (3,626,877)  (1,807,658)
    Other.......................................................................     (540,648)    (220,839)  (2,320,628)
  Acquisitions and bulk reinsurance assumptions.................................                   106,435       14,170
  Principal payments on subordinated debenture of PLC...........................
  Purchase of property and equipment............................................       (5,629)      (4,889)      (3,451)
  Sale of property and equipment................................................          286          470        1,817
                                                                                  -----------  -----------  -----------
Net cash used in investing activities...........................................     (415,602)    (696,393)    (743,819)
                                                                                  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing under line of credit arrangements and long-term
   debt.........................................................................    1,162,700      572,586      574,423
  Proceeds from surplus note to PLC.............................................                                 35,000
  Capital contribution from PLC.................................................       18,000                    41,000
  Principal payments on line of credit arrangements and long-term debt..........   (1,162,700)    (572,704)    (577,767)
  Principal payment on surplus note to PLC......................................       (4,750)      (9,500)     (22,500)
  Dividends to stockholder......................................................       (5,100)        (850)      (1,500)
  Investment product deposits and change in universal life deposits.............      908,063    1,417,980    1,198,263
  Investment product withdrawals................................................     (785,622)    (976,401)    (683,251)
                                                                                  -----------  -----------  -----------
Net cash provided by financing activities.......................................      130,591      431,111      563,668
                                                                                  -----------  -----------  -----------
INCREASE(DECREASE) IN CASH......................................................        6,198      (23,951)      12,384
CASH AT BEGINNING OF YEAR.......................................................            0       23,951       11,567
                                                                                  -----------  -----------  -----------
CASH AT END OF YEAR.............................................................  $     6,198  $         0  $    23,951
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year:
    Interest on debt............................................................  $     6,029  $     5,029  $     3,803
    Income taxes................................................................  $    41,397  $    49,765  $    27,432
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Minority interest in consolidated subsidiary..................................                            $    (1,311)
  Reduction of principal on note from ESOP......................................  $       171  $        28  $       156
  Acquisitions and bulk reinsurance assumptions
    Assets acquired.............................................................  $       613  $   117,349  $   423,140
    Liabilities assumed.........................................................      (21,800)    (166,595)    (429,580)
                                                                                  -----------  -----------  -----------
    Net.........................................................................  $   (21,187) $   (49,246) $    (6,440)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.

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

    NATURE OF OPERATIONS

    Protective markets individual life insurance; group life, health, dental, and cancer insurance; annuities and investment products; credit life and disability insurance; and guaranteed investment contracts. Its products are distributed nationally through independent agents and brokers; through broker-dealers and financial institutions to their customers; through full-time sales representatives; and through other insurance companies. Protective also seeks to acquire blocks of insurance policies from other insurers.

    The  operating  results  of  companies   in  the  insurance  industry   have
historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    Protective adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993, which requires Protective to carry its investment in fixed maturities and certain other securities at market value instead of amortized cost.

    In 1995 Protective adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that Protective will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

    Since Protective's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective's evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans, and therefore no allowance for losses is required under SFAS No. 114 at December 31, 1995.

    In 1995 PLC adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which changes the way stock-based compensation expense is measured and requires additional disclosures relating to PLC's stock-based compensation plans. The adoption of this accounting standard did not have a material effect on PLC's or Protective's financial statements.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In 1995 the Financial Accounting Standards Board issued: SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts;" SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." Protective anticipates that the impact of adopting these three accounting standards will be immaterial to its financial condition.

    INVESTMENTS

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

    Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $5.2 million in bank deposits voluntarily restricted as to withdrawal.

    As prescribed by SFAS No. 115, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of stockholder's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective's operations, its reported stockholders' equity will fluctuate significantly as interest rates change.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                        1995          1994
                                                                    ------------  ------------
Total investments.................................................  $  5,915,357  $  5,499,511
Deferred policy acquisition costs.................................       426,432       400,480
All other assets..................................................       747,884       376,146
                                                                    ------------  ------------
                                                                    $  7,089,673  $  6,276,137
                                                                    ------------  ------------
                                                                    ------------  ------------
Deferred income taxes.............................................  $     36,263  $     43,235
All other liabilities.............................................     6,458,036     5,728,296
                                                                    ------------  ------------
                                                                       6,494,299     5,771,531
Redeemable preferred stock........................................         2,000         2,000
Stockholder's equity..............................................       593,374       502,606
                                                                    ------------  ------------
                                                                    $  7,089,673  $  6,276,137
                                                                    ------------  ------------
                                                                    ------------  ------------

    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

    DERIVATIVE FINANCIAL INSTRUMENTS

    Protective does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. Net realized losses of $15.2 million were deferred in 1995 and net realized gains of $7.9 million were deferred in 1994. At December 31, 1995 and 1994, open futures contracts with notional amounts of $25.0 million and $137.5 million, respectively, had net unrealized losses of $0.6 million and $0.4 million respectively.

    Protective uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At December 31, 1995, related open interest rate swap contracts with a notional amount of $170.3 million were in a $1.3 million net unrealized gain position. At December 31, 1994, related open interest rate swap contracts with a notional amount of $230.0 million were in an $8.9 million net unrealized loss position.

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

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment consisted of the following at December 31:

                                                                            1995       1994
                                                                          ---------  ---------
Home office building....................................................  $  35,284  $  35,321
Other, principally furniture and equipment..............................     30,356     25,687
                                                                          ---------  ---------
                                                                             65,640     61,008
Accumulated depreciation................................................     31,429     27,823
                                                                          ---------  ---------
                                                                          $  34,211  $  33,185
                                                                          ---------  ---------
                                                                          ---------  ---------

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

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Activity in the liability for unpaid claims is summarized as follows:

                                                              1995        1994        1993
                                                           ----------  ----------  ----------
Balance beginning of year................................  $   79,462  $   77,191  $   68,203
  Less reinsurance.......................................       5,024       3,973       3,809
                                                           ----------  ----------  ----------
Net balance beginning of year............................      74,438      73,218      64,394
                                                           ----------  ----------  ----------
Incurred related to:
Current year.............................................     217,366     203,453     194,394
Prior year...............................................      (8,337)     (6,683)     (5,123)
                                                           ----------  ----------  ----------
    Total incurred.......................................     209,029     196,770     189,271
                                                           ----------  ----------  ----------
Paid related to:
Current year.............................................     164,321     148,548     141,361
Prior year...............................................      48,834      47,002      39,086
                                                           ----------  ----------  ----------
    Total paid...........................................     213,155     195,550     180,447
                                                           ----------  ----------  ----------
Net balance end of year..................................      70,312      74,438      73,218
  Plus reinsurance.......................................       3,330       5,024       3,973
                                                           ----------  ----------  ----------
Balance end of year......................................  $   73,642  $   79,462  $   77,191
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    - Universal Life and Investment Products -- Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 1995.

      At December 31, 1995, Protective estimates the fair value of its guaranteed investment contracts to be $2,660.0 million using discounted cash flows. The surrender value of Protective's annuities which approximates fair value was $1,296.7 million.

    - Policy Acquisition Costs -- Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs, discounted at interest rates averaging 15%. For acquisitions occurring after 1988, Protective amortizes the present value of future profits over the premium payment period including accrued interest at 8%. The unamortized present value of future profits for such acquisitions was approximately $102.5 million and $84.4 million at December 31, 1995 and 1994, respectively. During 1995 $26.5 million of present value of future profits on acquisitions made during the year was capitalized, and $3.2 million was amortized. The unamortized present value of future profits for all acquisitions was $123.9 million at December 31, 1995 and $110.3 million at December 31, 1994.

    PARTICIPATING POLICIES

    Participating business comprises approximately 1% of the individual life insurance in force and 2% of the individual life insurance premium income. Policyholder dividends totaled $2.6 million in 1995, 1994, and 1993.

    INCOME TAXES

    Protective uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

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

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES (CONTINUED)
    The  reconciliations  of net  income  and stockholder's  equity  prepared in
conformity  with  statutory  reporting  practices   to  that  reported  in   the
accompanying consolidated financial statements are as follows:

                                                           NET INCOME                   STOCKHOLDER'S EQUITY
                                                --------------------------------  --------------------------------
                                                   1995       1994       1993        1995       1994       1993
                                                ----------  ---------  ---------  ----------  ---------  ---------
In conformity with statutory reporting
 practices:
  Protective Life Insurance Company...........  $  105,744  $  54,812  $  41,471  $  322,416  $ 304,858  $ 263,075
  Wisconsin National Life Insurance Company...      10,954     10,132      9,591      62,529     57,268     50,885
  American Foundation Life Insurance
   Company....................................       3,330      3,072      1,415      18,781     20,327     18,290
  Capital Investors Life Insurance Company....         182        170        207       1,315      1,125        824
  Empire General Life Assurance Corporation...       1,003        690        408      20,685     21,270     10,588
  Protective Life Insurance Corporation of
   Alabama....................................         546         69         16       2,675      2,133      2,064
  Consolidation elimination...................      (6,500)                   30    (103,985)  (100,123)   (80,651)
                                                ----------  ---------  ---------  ----------  ---------  ---------
                                                   115,259     68,945     53,138     324,416    306,858    265,075
Additions (deductions) by adjustment:
  Deferred policy acquisition costs, net of
   amortization...............................        (765)    41,718     25,686     410,183    434,200    299,307
  Policy liabilities and accruals.............     (48,330)   (34,632)   (15,586)   (186,512)  (140,298)   (69,844)
  Deferred income tax.........................       6,972      4,731      3,081     (67,420)    14,667    (69,118)
  Asset Valuation Reserve.....................                                       105,769     24,925     43,398
  Interest Maintenance Reserve................      (1,235)    (1,716)    (1,432)     14,412      3,583     10,489
  Nonadmitted items...........................                                        20,603     21,445      7,742
  Timing and valuation differences on mortgage
   loans on real estate and fixed maturity
   investments................................        (619)      (961)     1,645      25,060      6,877      7,350
  Net unrealized gains and losses on
   investments................................                                        57,863   (107,532)    39,284
  Realized investment gains (losses)..........       6,781     (6,664)    (7,860)
  Noninsurance affiliates.....................         (22)                  (12)          9                    31
  Consolidation elimination...................       2,515     (4,415)    (2,107)    (46,222)  (162,835)   (65,620)
  Other adjustments, net......................      (2,860)     5,717       (398)     (4,924)    (4,815)     1,896
                                                ----------  ---------  ---------  ----------  ---------  ---------
In conformity with generally accepted
 accounting principles........................  $   77,696  $  72,723  $  56,155  $  653,237  $ 397,075  $ 469,990
                                                ----------  ---------  ---------  ----------  ---------  ---------
                                                ----------  ---------  ---------  ----------  ---------  ---------

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS
    Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                              1995        1994        1993
                                                           ----------  ----------  ----------
Fixed maturities.........................................  $  272,942  $  237,264  $  211,566
Equity securities........................................       1,338       2,435       1,519
Mortgage loans on real estate............................     162,135     141,751     130,262
Investment real estate...................................       1,855       1,950       2,119
Policy loans.............................................       8,958       8,397       7,558
Other, principally short-term investments................      40,348      35,062      18,779
                                                           ----------  ----------  ----------
                                                              487,576     426,859     371,803
Investment expenses......................................      29,143      17,926      17,638
                                                           ----------  ----------  ----------
                                                           $  458,433  $  408,933  $  354,165
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                               1995        1994        1993
                                                            ----------  ----------  ----------
Fixed maturities..........................................  $    6,118  $   (8,646) $   10,508
Equity securities.........................................          44       7,735       2,230
Mortgage loans and other investments......................      (4,211)      7,209      (7,684)
                                                            ----------  ----------  ----------
                                                            $    1,951  $    6,298  $    5,054
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $32.7 million at December 31, 1995 and $35.2 million at December 31, 1994. Additions to the allowance are included in realized investment gains (losses). Without such additions/reductions, Protective had realized investment losses of $0.5 million in 1995 and realized investment gains of $6.3 million and $13.8 million in 1994 and 1993, respectively.

    In 1995, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $18.0 million and gross losses were $11.8 million. In 1994, gross gains were $15.2 million and gross losses were $16.4 million. In 1993, gross gains on the sale of fixed maturities were $8.3 million and gross losses were $0.4 million.

                       PROTECTIVE LIFE INSURANCE COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (ALL DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS)

NOTE C -- INVESTMENT OPERATIONS (CONTINUED)
    The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:

                                                            GROSS        GROSS      ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      MARKET
1995                                           COST         GAINS       LOSSES        VALUES
-----------------------------------------  ------------  -----------  -----------  ------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities...........  $  2,006,858   $  46,934    $   4,017   $  2,049,775
    United States Government and
     authorities.........................       105,388       2,290          101        107,577
    States, municipalities, and political
     subdivisions........................        10,888         702            0         11,590
    Public utilities.....................       322,110       5,904          770        327,244
    Convertibles and bonds with
     warrants............................           638           0          145            493
    All other corporate bonds............     1,126,318      50,103        7,573      1,168,848
  Bank loan participations...............       220,811           0            0        220,811
  Redeemable preferred stocks............         5,857          61          324          5,594
                                           ------------  -----------  -----------  ------------
                                              3,798,868     105,994       12,930      3,891,932
Equity securities........................        35,448       6,438        3,175         38,711
Short-term investments...................        46,891           0            0         46,891
                                           ------------  -----------  -----------  ------------
                                           $  3,881,207   $ 112,432    $  16,105   $  3,977,534
                                           ------------  -----------  -----------  ------------
                                           ------------  -----------  -----------  ------------

                                                            GROSS        GROSS      ESTIMATED
                                            AMORTIZED     UNREALIZED   UNREALIZED     MARKET
1994                                           COST         GAINS        LOSSES       VALUES
-----------------------------------------  ------------   ----------   ----------  ------------
Fixed maturities:
  Bonds:
    Mortgage-backed securities...........  $  2,002,842   $   7,538    $ 112,059   $  1,898,321
    United States Government and
     authorities.........................        90,468         290        8,877         81,881
    States, municipalities, and political
     subdivisions........................        10,902           5        1,230          9,677
    Public utilities.....................       414,011       1,091       36,982        378,120
    Convertibles and bonds with
     warrants............................           687           0          302            385
    All other corporate bonds............       927,779       3,437       56,788        874,428
  Bank loan participations...............       244,881           0            0        244,881
  Redeemable preferred stocks............         6,800          37          884          5,953
                                           ------------   ----------   ----------  ------------
                                              3,698,370      12,398      217,122      3,493,646
Equity securities........................        45,958       3,994        4,947         45,005
Short-term investments...................        54,683           0            0         54,683
                                           ------------   ----------   ----------  ------------
                                           $  3,799,011   $  16,392    $ 222,069   $  3,593,334
                                           ------------   ----------   ----------  ------------
                                           ------------   ----------   ----------  ------------

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

                                                                                        ESTIMATED
                                                                          AMORTIZED       MARKET
                                                                             COST         VALUES
                                                                         ------------  ------------
1995
-----------------------------------------------------------------------
  Due in one year or less..............................................  $    410,489  $    411,839
  Due after one year through five years................................     1,090,323     1,101,226
  Due after five years through ten years...............................     1,481,248     1,524,555
  Due after ten years..................................................       816,808       854,312
                                                                         ------------  ------------
                                                                         $  3,798,868  $  3,891,932
                                                                         ------------  ------------
                                                                         ------------  ------------

1994
-----------------------------------------------------------------------
  Due in one year or less..............................................  $    577,146  $    540,223
  Due after one year through five years................................     1,351,435     1,299,248
  Due after five years through ten years...............................       994,994       929,764
  Due after ten years..................................................       774,795       724,411
                                                                         ------------  ------------
                                                                         $  3,698,370  $  3,493,646
                                                                         ------------  ------------
                                                                         ------------  ------------

    The approximate percentage distribution of Protective's fixed maturity investments by quality rating at December 31 is as follows:

RATING                                                            1995       1994
------------------------------------------------------------     ------     ------
AAA.........................................................       56.1%      57.6%
AA..........................................................        4.5        5.5
A...........................................................       12.6       12.5
BBB
  Bonds.....................................................       19.0       14.9
  Bank loan participations..................................        0.4        1.4
BB or Less
  Bonds.....................................................        2.0        2.3
  Bank loan participations..................................        5.3        5.6
Redeemable preferred stocks.................................        0.1        0.2
                                                                 ------     ------
                                                                  100.0%     100.0%
                                                                 ------     ------
                                                                 ------     ------

    At December 31, 1995 and 1994, Protective had bonds which were rated less than investment grade of $75.7 million and $82.5 million, respectively, having an amortized cost of $82.2 million and $89.4 million, respectively. Additionally, Protective had bank loan participations which were rated less than investment grade of $206.0 million and $195.1 million, respectively, having an amortized cost of $206.0 million and $195.1 million, respectively.

    The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                                                1995        1994        1993
                                                             ----------  -----------  ---------
Fixed maturities...........................................  $  193,562  $  (175,723) $   1,198
Equity securities..........................................  $    2,740  $    (5,342) $   1,565

    At  December 31,  1995, all of  Protective's mortgage  loans were commercial loans of which 81% were retail, 7% were warehouses, and 6% were office buildings. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 4% of mortgage loans. Approximately 82% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: South Carolina, Georgia, Alabama, Tennessee, Texas, Florida, North Carolina, Virginia, California, Mississippi, Colorado, Ohio, Kentucky, Louisiana, Indiana, and Illinois.

    Many of the mortgage loans have call provisions after five to seven years. Assuming the loans are called at their next call dates, approximately $174.3 million would become due in 1996, $497.3 million in 1997 to 2000, and $275.7 million in 2001 to 2005.

    At December 31, 1994, the average mortgage loan was $1.6 million, and the weighted average interest rate was 9.3%. The largest single mortgage loan was $13.1 million. While Protective's mortgage loans do not have quoted market values, at December 31, 1995 and 1994, Protective estimates the market value of its mortgage loans to be $2,001.1 million and $1,535.3 million, respectively, using discounted cash flows from the next call date.

    At December 31, 1995 and 1994, Protective's problem mortgage loans and foreclosed properties totaled $26.1 million and $24.0 million, respectively. Protective expects no significant loss of principal.

    Certain investments, principally real estate, with a carrying value of $9.5 million were nonincome producing for the twelve months ended December 31, 1995.

    Mortgage loans to affiliates of both Fletcher Bright and Edens & Avant totaled $95.4 million and $69.1 million, respectively, at December 31, 1995. Most of such loans were not made to, or in reliance on the credit of, Mr. Bright or Edens & Avant.

    Protective believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits. Policy loan interest rates generally range from 4.5% to 8.0%. The fair values of Protective's other long-term investments approximate cost.

NOTE D -- FEDERAL INCOME TAXES
    Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                 1995         1994         1993
                                                              -----------  -----------  -----------
Statutory federal income tax rate applied to pretax income..       35.0%        35.0%        35.0%
Dividends received deduction and tax-exempt interest........       (0.5)        (0.4)        (0.5)
Low-income housing credit...................................       (0.7)        (0.7)
Tax benefits arising from prior acquisitions and other
 adjustments................................................        0.2         (2.8)        (1.1)
                                                                    ---          ---          ---
Effective income tax rate...................................       34.0%        31.1%        33.4%
                                                                    ---          ---          ---
                                                                    ---          ---          ---

    The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

    Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                               1995        1994        1993
                                                            ----------  ----------  ----------
Deferred policy acquisition costs.........................  $  (11,606) $   34,561  $    8,861
Benefit and other policy liability changes................      52,496     (52,288)    (10,416)
Temporary differences of investment income................     (34,175)     15,524
Other items...............................................     (13,687)     (2,528)     (1,527)
                                                            ----------  ----------  ----------
                                                            $   (6,972) $   (4,731) $   (3,082)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                                           1995        1994
                                                                        ----------  ----------
Deferred income tax assets:
  Policy and policyholder liability reserves..........................  $   63,830  $  116,326
  Unrealized loss on investments......................................                  23,485
  Other...............................................................       2,303
                                                                        ----------  ----------
                                                                            66,133     139,811
                                                                        ----------  ----------
Deferred income tax liabilities:
  Deferred policy acquisition costs...................................     102,154     113,760
  Unrealized gain on investments......................................      31,399
  Other...............................................................                  11,384
                                                                        ----------  ----------
                                                                           133,553     125,144
                                                                        ----------  ----------
  Net deferred income tax liability...................................  $   67,420  $  (14,667)
                                                                        ----------  ----------
                                                                        ----------  ----------

    Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1995 was approximately $50.7 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $322 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Protective does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

    At December 31, 1995 Protective has an unused capital loss carryforward of $5.7 million which will expire in 2000.

    Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

NOTE E -- DEBT
    At December 31, 1995, PLC had borrowed under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital.

    Included in indebtedness to related parties are three surplus debentures issued by Protective to PLC. At December 31, 1995, the balance of the three surplus debentures combined was $34.7 million. Future maturities of these debentures are $14.7 million in 1996 and $20.0 million in 2003.

    Interest expense totaled $6.0 million, $5.0 million, and $5.0 million, in 1995, 1994, and 1993, respectively.

NOTE F -- ACQUISITIONS
    In April 1994 Protective acquired through coinsurance a block of payroll deduction policies. In October 1994, Protective acquired through coinsurance a block of individual life insurance policies. In June 1995 Protective acquired through coinsurance a block of term life insurance policies.

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

    A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which Protective does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances. Protective and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. To date, no such lawsuit has resulted in the award of any significant amount of damages against Protective. Although the outcome of any litigation cannot be predicted with certainty, Protective is not aware of any litigation that will have a material adverse effect on the financial position of Protective.

NOTE H -- STOCKHOLDER'S EQUITY AND RESTRICTIONS
    At December 31, 1995, approximately $329 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred in the form of dividends, loans, or advances to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1996 is estimated to be $129 million.

NOTE I -- REDEEMABLE PREFERRED STOCK
    PLC owns all of the 2,000 shares of redeemable preferred stock issued by Protective's subsidiary, American Foundation. The entire issue was reissued in 1991 and will be redeemed September 30, 1996 for $1 thousand per share, or $2 million. The stock pays, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million. Dividends of $0.1 million, $0.9 million, and $1.5 million were paid to PLC in 1995, 1994, and 1993, respectively.

NOTE J -- RELATED PARTY MATTERS
    Receivables from related parties consisted of receivables from affiliates under control of PLC in the amounts of $2.0 million and $0.3 million at December 31, 1995 and 1994, respectively. Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

    On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $5.8 million at December 31, 1995, is accounted for as a reduction to stockholder's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

    Protective leases furnished office space and computers to affiliates. Lease revenues were $3.1 million in 1995, $2.8 million in 1994, and $2.8 million in 1993. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $38.1 million, $29.8 million, and $20.4 million in 1995, 1994, and 1993, respectively. Commissions paid to affiliated marketing organizations of $10.9 million, $10.1 million, and $5.8 million in 1995, 1994, and 1993, respectively, were included in deferred policy acquisition costs.

    Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees for various types of group insurance. Such premiums and policy fees amounted to $21.2 million,

$21.1 million, and $10.3 million in 1995, 1994, and 1993, respectively. Protective and/or PLC paid commissions, interest, and service fees to these same corporations totaling $5.3 million, $4.9 million, and $6.1 million, in 1995, 1994, and 1993, respectively.

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

    Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

    There are no significant intersegment transactions.

                                                                    1995          1994          1993
                                                                ------------  ------------  ------------
TOTAL REVENUES
Acquisitions..................................................  $    193,544  $    170,659  $    123,855
Financial Institutions........................................        33,152       107,194        96,443
Group.........................................................       159,263       148,313       143,423
Guaranteed Investment Contracts...............................       199,468       183,591       167,233
Individual Life...............................................       139,424       122,248       111,497
Investment Products...........................................       104,984        79,773        69,550
Corporate and Other...........................................         3,059        12,936         1,521
Unallocated Realized Investment Gains (Losses)................           921         5,266         1,876
                                                                ------------  ------------  ------------
                                                                $    833,815  $    829,980  $    715,398
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Acquisitions..................................................          23.2%         20.6%         17.3%
Financial Institutions........................................           4.0          12.9          13.5
Group.........................................................          19.1          17.9          20.0
Guaranteed Investment Contracts...............................          23.9          22.1          23.4
Individual Life...............................................          16.7          14.7          15.6
Investment Products...........................................          12.6           9.6           9.7
Corporate and Other...........................................           0.4           1.6           0.2
Unallocated Realized Investment Gains (Losses)................           0.1           0.6           0.3
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                                                                    1995          1994          1993
                                                                ------------  ------------  ------------
INCOME BEFORE INCOME TAX
Acquisitions..................................................  $     52,136  $     39,176  $     29,845
Financial Institutions........................................         8,212         8,176         7,220
Group.........................................................        10,502        11,169        10,435
Guaranteed Investment Contracts...............................        30,555        33,197        27,218
Individual Life...............................................        17,713        17,223        20,324
Investment Products...........................................        11,951           107         3,402
Corporate and Other...........................................       (14,257)       (8,736)      (14,208)
Unallocated Realized Investment Gains (Losses)................           921         5,266         1,876
                                                                ------------  ------------  ------------
                                                                $    117,733  $    105,578  $     86,112
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Acquisitions..................................................          44.3%         37.1%         34.6%
Financial Institutions........................................           7.0           7.7           8.4
Group.........................................................           8.9          10.6          12.1
Guaranteed Investment Contracts...............................          26.0          31.5          31.6
Individual Life...............................................          15.0          16.3          23.6
Investment Products...........................................          10.1           0.1           4.0
Corporate and Other...........................................         (12.1)         (8.3)        (16.5)
Unallocated Realized Investment Gains (Losses)................           0.8           5.0           2.2
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
IDENTIFIABLE ASSETS
Acquisitions..................................................  $  1,255,542  $  1,204,883  $  1,076,182
Financial Institutions........................................       265,132       211,652       189,943
Group.........................................................       240,222       215,904       208,790
Guaranteed Investment Contracts...............................     2,536,939     2,211,079     2,041,463
Individual Life...............................................       887,927       752,168       641,992
Investment Products...........................................     1,578,789     1,284,186       876,691
Corporate and Other...........................................       414,142       230,832       272,788
                                                                ------------  ------------  ------------
                                                                $  7,178,693  $  6,110,704  $  5,307,849
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Acquisitions..................................................          17.5%         19.7%         20.3%
Financial Institutions........................................           3.7           3.5           3.6
Group.........................................................           3.3           3.5           3.9
Guaranteed Investment Contracts...............................          35.3          36.2          38.5
Individual Life...............................................          12.4          12.3          12.1
Investment Products...........................................          22.0          21.0          16.5
Corporate and Other...........................................           5.8           3.8           5.1
                                                                ------------  ------------  ------------
                                                                       100.0%        100.0%        100.0%
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

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

    The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 is as follows:

                                                                                      1995       1994
                                                                                    ---------  ---------
Accumulated benefit obligation, including vested benefits of $16,676 in 1995 and
 $11,992 in 1994..................................................................  $  17,415  $  12,348
                                                                                    ---------  ---------
Projected benefit obligation for service rendered to date.........................  $  24,877  $  20,302
Plan assets at fair value (group annuity contract with Protective)................     18,254     15,679
                                                                                    ---------  ---------
Plan assets less than the projected benefit obligation............................     (6,623)    (4,623)
Unrecognized net loss from past experience different from that assumed............      4,882      2,400
Unrecognized prior service cost...................................................        805        905
Unrecognized net transition asset.................................................        (84)      (101)
                                                                                    ---------  ---------
Net pension liability recognized in balance sheet.................................  $  (1,020) $  (1,419)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Net pension cost includes the following components for the years ended December 31:

                                                                  1995       1994       1993
                                                                ---------  ---------  ---------
Service cost -- benefits earned during the year...............  $   1,540  $   1,433  $   1,191
Interest cost on projected benefit obligation.................      1,636      1,520      1,396
Actual return on plan assets..................................     (1,358)    (1,333)    (1,270)
Net amortization and deferral.................................        114        210        704
                                                                ---------  ---------  ---------
Net pension cost..............................................  $   1,932  $   1,830  $   2,021
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    Protective's share of the net pension cost was $1.2 million, $1.2 million, and $1.5 million, in 1995, 1994, and 1993, respectively.

    Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                      1995         1994         1993
                                                                   -----------  -----------  -----------
Weighted average discount rate...................................       7.25%        8.00%        7.50%
Rates of increase in compensation level..........................       5.25%        6.00%        5.50%
Expected long-term rate of return on assets......................       8.50%        8.50%        8.50%

    Assets of the pension plan are included in the general assets of Protective. Upon retirement, the amount of pension plan assets vested in the retiree is used to purchase a single premium annuity from Protective in the retiree's name. Therefore, amounts presented above as plan assets exclude assets relating to retirees.

    PLC also sponsors an unfunded Excess Benefits Plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 1995, the projected benefit obligation of this plan totaled $5.7 million.

    In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 1995, the liability for such benefits totaled $1.5 million. The expense recorded by PLC was $0.2 million in 1995, 1994, and 1993. PLC's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

    Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees' annual compensation. This plan is partially funded at a maximum of $50,000 face amount of insurance.

    PLC sponsors a defined contribution plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by
Section 401(k) of the Internal Revenue Code. In 1990, PLC established an Employee Stock Ownership Plan to match employee contributions to PLC's 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to Protective less dividends on shares held by the ESOP. At December 31, 1995, PLC had committed 70,088 shares to be released to fund employee benefits. The expense recorded by PLC for this employee benefit was $0.7 million, $0.6 million and $0.2 million in 1995, 1994, and 1993, respectively.

NOTE M -- REINSURANCE
    Protective assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, Protective, generally, will not carry more than $500,000 individual life insurance on a single risk.

    Protective has reinsured approximately $17.5 billion, $8.6 billion, and $7.5 billion, in face amount of life insurance risks with other insurers representing $116.1 million, $46.0 million, and $37.9 million of premium income for 1995, 1994, and 1993, respectively. Protective has also reinsured accident and health risks representing $217.1 million, $126.5 million and $88.9 million, of premium income for 1995, 1994, and 1993, respectively. In 1995 and 1994, policy and claim reserves relating to insurance ceded of $232.3 million and $120.0 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1995 and 1994, Protective had paid $4.1 million and $5.4 million, respectively, of ceded benefits which are recoverable from reinsurers.

    During 1995 the Company entered into a reinsurance agreement whereby all of the Company's new credit insurance sales are being ceded to a reinsurer. Included in the preceding paragraph are credit life and credit accident and health insurance premiums of $68.2 million and $57.6 million respectively, and reserves totaling $100.8 million which were ceded during 1995.

NOTE N -- ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS
    The carrying amount and estimated market values of Protective's financial instruments at December 31 are as follows:

                                                                      1995                        1994
                                                           --------------------------  --------------------------
                                                                          ESTIMATED                   ESTIMATED
                                                             CARRYING       MARKET       CARRYING       MARKET
                                                              AMOUNT        VALUES        AMOUNT        VALUES
                                                           ------------  ------------  ------------  ------------
Assets (see Notes A and C):
Investments:
  Fixed maturities.......................................  $  3,891,932  $  3,891,932  $  3,493,646  $  3,493,646
  Equity securities......................................        38,711        38,711        45,005        45,005
  Mortgage loans on real estate..........................     1,835,057     2,001,100     1,488,495     1,535,300
  Short-term investments.................................        46,891        46,891        54,683        54,683
Cash.....................................................         6,198         6,198
Other (see Note A):
Futures contracts........................................                        (633)                       (416)
Interest rate swaps......................................                       1,299                      (8,952)

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------

              COL. A                   COL. B        COL. C     COL. D       COL. E        COL. F
--------------------------------------------------------------------------------------------------
                                                                            GIC AND
                                                     FUTURE                 ANNUITY
                                      DEFERRED       POLICY                 DEPOSITS      PREMIUMS
                                       POLICY       BENEFITS               AND OTHER        AND
                                     ACQUISITION      AND      UNEARNED  POLICYHOLDERS'    POLICY
              SEGMENT                   COSTS        CLAIMS    PREMIUMS      FUNDS          FEES
-----------------------------------  -----------   ----------  --------  --------------   --------
Year Ended
 December 31, 1995:
  Acquisitions.....................   $123,889     $  851,994  $   590     $  250,550     $98,501
  Financial Institutions...........     36,283         84,162  189,973          1,495      23,875
  Group............................     24,974        123,279    2,806         85,925     142,483
  Guaranteed Investment
   Contracts.......................        993         68,704        0      2,451,693           0
  Individual Life..................    186,496        672,569      336         14,709      99,018
  Investment Products..............     37,534        127,104        0      1,061,507       4,566
  Corporate and Other..............         14            342       62            263       1,445
  Unallocated Realized Investment
   Gains (Losses)..................          0              0        0              0           0
                                     -----------   ----------  --------  --------------   --------
    TOTAL..........................   $410,183     $1,928,154  $193,767    $3,866,142     $369,888
                                     -----------   ----------  --------  --------------   --------
                                     -----------   ----------  --------  --------------   --------
Year Ended
 December 31, 1994:
  Acquisitions.....................   $110,203     $  856,889  $   381     $  266,828     $86,376
  Financial Institutions...........     68,060         43,198   99,798          2,758      98,027
  Group............................     22,685        116,324    2,905         84,689     131,096
  Guaranteed Investment
   Contracts.......................        996              0        0      2,281,674           0
  Individual Life..................    162,186        571,070      320         13,713      84,925
  Investment Products..............     70,053        102,705        0      1,027,527       1,635
  Corporate and Other..............         17          4,109       75            263         713
  Unallocated Realized Investment
   Gains (Losses)..................          0              0        0              0           0
                                     -----------   ----------  --------  --------------   --------
    TOTAL..........................   $434,200     $1,694,295  $103,479    $3,677,452     $402,772
                                     -----------   ----------  --------  --------------   --------
                                     -----------   ----------  --------  --------------   --------
Year Ended
 December 31, 1993:
  Acquisitions.....................   $ 69,942     $  705,487  $   501     $  259,513     $58,562
  Financial Institutions...........     59,163         39,508   85,042          2,913      87,355
  Group............................     20,520         99,412    2,786         83,522     126,027
  Guaranteed Investment
   Contracts.......................      1,464              0        0      2,015,075           0
  Individual Life..................    129,265        483,604      368         11,762      77,338
  Investment Products..............     18,934         52,516        0        789,668         856
  Corporate and Other..............         19            318       88            339       1,285
  Unallocated Realized Investment
   Gains (Losses)..................          0              0        0              0           0
                                     -----------   ----------  --------  --------------   --------
    TOTAL..........................   $299,307     $1,380,845  $88,785     $3,162,792     $351,423
                                     -----------   ----------  --------  --------------   --------
                                     -----------   ----------  --------  --------------   --------

-----------------------------------  ------------------------------------------------------------------

              COL. A                   COL. G                     COL. H        COL. I        COL. J
-----------------------------------
                                     ------------------------------------------------------------------
                                                                             AMORTIZATION
                                                   REALIZED      BENEFITS    OF DEFERRED       OTHER
                                        NET       INVESTMENT       AND          POLICY       OPERATING
                                     INVESTMENT      GAINS      SETTLEMENT   ACQUISITION     EXPENSES
              SEGMENT                INCOME (1)    (LOSSES)      EXPENSES       COSTS           (1)
-----------------------------------  ----------   -----------   ----------   ------------   -----------
Year Ended
 December 31, 1995:
  Acquisitions.....................   $ 95,018     $      0      $100,016      $20,601        $ 20,791
  Financial Institutions...........      9,276            0       (19,574)      28,609          15,905
  Group............................     14,329            0       109,447        3,052          36,262
  Guaranteed Investment
   Contracts.......................    203,376       (3,908)      165,963          386           2,564
  Individual Life..................     40,237            0        80,067       20,403          21,241
  Investment Products..............     95,661        4,938        72,111       11,446           9,476
  Corporate and Other..............        536            0         1,476            3          15,837
  Unallocated Realized Investment
   Gains (Losses)..................          0          921             0            0               0
                                     ----------   -----------   ----------   ------------   -----------
    TOTAL..........................   $458,433     $  1,951      $509,506      $84,500        $122,076
                                     ----------   -----------   ----------   ------------   -----------
                                     ----------   -----------   ----------   ------------   -----------
Year Ended
 December 31, 1994:
  Acquisitions.....................   $ 83,750     $    532      $ 97,649      $14,460        $ 19,374
  Financial Institutions...........      9,164                     46,360       36,592          16,065
  Group............................     14,381                     98,930        2,724          35,490
  Guaranteed Investment
   Contracts.......................    180,591        3,000       147,383          892           2,119
  Individual Life..................     37,319                     67,451       18,771          18,803
  Investment Products..............     80,759       (2,500)       58,424       14,647           6,595
  Corporate and Other..............      2,969                        913            3          20,757
  Unallocated Realized Investment
   Gains (Losses)..................          0        5,266             0            0               0
                                     ----------   -----------   ----------   ------------   -----------
    TOTAL..........................   $408,933     $  6,298      $517,110      $88,089        $119,203
                                     ----------   -----------   ----------   ------------   -----------
                                     ----------   -----------   ----------   ------------   -----------
Year Ended
 December 31, 1993:
  Acquisitions.....................   $ 65,290                   $ 73,463      $ 7,831        $ 12,715
  Financial Institutions...........      8,921                     42,840       31,202          15,181
  Group............................     14,522                    101,266        2,272          29,450
  Guaranteed Investment
   Contracts.......................    166,058     $  1,175       137,380        1,170           1,466
  Individual Life..................     34,153                     55,972       18,069          17,133
  Investment Products..............     66,691        2,003        49,569       12,788           3,790
  Corporate and Other..............     (1,470)                     1,146            3          14,580
  Unallocated Realized Investment
   Gains (Losses)..................          0        1,876             0            0               0
                                     ----------   -----------   ----------   ------------   -----------
    TOTAL..........................   $354,165     $  5,054      $461,636      $73,335        $ 94,315
                                     ----------   -----------   ----------   ------------   -----------
                                     ----------   -----------   ----------   ------------   -----------

------------------------------
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                           SCHEDULE IV -- REINSURANCE
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------
                 COL. A                      COL. B         COL. C         COL. D         COL. E         COL. F
------------------------------------------------------------------------------------------------------------------
                                                                                                       PERCENTAGE
                                                           CEDED TO        ASSUMED                      OF AMOUNT
                                              GROSS          OTHER       FROM OTHER         NET          ASSUMED
                                             AMOUNT        COMPANIES      COMPANIES       AMOUNT         TO NET
                                          -------------  -------------  -------------  -------------  -------------
Year Ended December 31, 1995:
  Life insurance in force...............  $  50,346,719  $  17,524,366  $  11,537,144  $  44,359,497        26.0%
                                          -------------  -------------  -------------  -------------         ---
                                          -------------  -------------  -------------  -------------         ---
  Premiums and policy fees:
    Life insurance......................  $     287,526  $     116,091  $      66,565  $     238,000        28.0%
    Accident/health insurance...........        335,387        217,082         13,583        131,888        10.3%
                                          -------------  -------------  -------------  -------------
      TOTAL.............................  $     622,913  $     333,173  $      80,148  $     369,888
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Year Ended December 31, 1994:
  Life insurance in force...............  $  40,909,454  $   8,639,272  $   8,968,166  $  41,238,348        21.7%
                                          -------------  -------------  -------------  -------------         ---
                                          -------------  -------------  -------------  -------------         ---
  Premiums and policy fees:
    Life insurance......................  $     256,840  $      46,029  $      31,032  $     241,843        12.8%
    Accident/health insurance...........        283,883        126,545          3,591        160,929         2.2%
                                          -------------  -------------  -------------  -------------
      TOTAL.............................  $     540,723  $     172,574  $      34,623  $     402,772
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------
Year Ended December 31, 1993:
  Life insurance in force...............  $  40,149,017  $   7,484,566  $   2,301,577  $  34,966,028         6.6%
                                          -------------  -------------  -------------  -------------         ---
                                          -------------  -------------  -------------  -------------         ---
  Premiums and policy fees:
    Life insurance......................  $     230,706  $      37,995  $       8,329  $     201,040         4.1%
    Accident/health insurance...........        254,672         88,917          3,963        169,718         2.3%
                                          -------------  -------------  -------------  -------------
      TOTAL.............................  $     485,378  $     126,912  $      12,292  $     370,758
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

        1.  Financial Statements (Item 8)

        2.  Financial Statement Schedules (see index annexed)

        3.  Exhibits:

            The exhibits listed in the Exhibit Index on page 33 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 22, 1996.

                                          PROTECTIVE LIFE INSURANCE COMPANY

                                          By:       /s/ DRAYTON NABERS, JR.

                                             -----------------------------------
                                                          President

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                          TITLE                     DATE
        ------------------------------   ------------------------------   --------------
  (i)   Principal Executive Officer
           /s/  DRAYTON NABERS, JR.                President              March 22, 1996
        ------------------------------
             Drayton Nabers, Jr.
 (ii)   Principal Financial Officer
            /s/      JOHN D. JOHNS        Executive Vice President and    March 22, 1996
        ------------------------------      Chief Financial Officer
                John D. Johns
(iii)   Principal Accounting Officer
           /s/     JERRY W. DEFOOR       Vice President and Controller,   March 22, 1996
        ------------------------------    and Chief Accounting Officer
               Jerry W. DeFoor
 (iv)   Board of Directors:
           /s/  DRAYTON NABERS, JR.                 Director              March 22, 1996
        ------------------------------
             Drayton Nabers, Jr.
            /s/      JOHN D. JOHNS                  Director              March 22, 1996
        ------------------------------
                John D. Johns
         *                                          Director              March 22, 1996
        ------------------------------
              Ormond L. Bentley
         *                                          Director              March 22, 1996
        ------------------------------
              R. Stephen Briggs
         *                                          Director              March 22, 1996
        ------------------------------
                 Carolyn King
         *                                          Director              March 22, 1996
        ------------------------------
               Deborah J. Long
         *                                          Director              March 22, 1996
        ------------------------------
              Jim E. Massengale
         *                                          Director              March 22, 1996
        ------------------------------
              Steven A. Schultz
         *                                          Director              March 22, 1996
        ------------------------------
              Wayne E. Stuenkel
         *                                          Director              March 22, 1996
        ------------------------------
              A. S. Williams III
 *By:      /s/     JERRY W. DEFOOR
        ------------------------------
               Jerry W. DeFoor
               ATTORNEY-IN-FACT

                                 EXHIBIT INDEX

        ITEM
       NUMBER                                                       DOCUMENT
---------------------  --------------------------------------------------------------------------------------------------
        *  3(a)        -- Articles of Incorporation
        *  3(b)        -- By-laws
       **  4(a)        -- Group Modified Guaranteed Annuity Contract
      ***  4(b)        -- Individual Certificate
       **  4(h)        -- Tax-Sheltered Annuity Endorsement
       **  4(i)        -- Qualified Retirement Plan Endorsement
       **  4(j)        -- Individual Retirement Annuity Endorsement
       **  4(l)        -- Section 457 Deferred Compensation Plan Endorsement
        *  4(m)        -- Qualified Plan Endorsement
       **  4(n)        -- Application for Individual Certificate
       **  4(o)        -- Adoption Agreement for Participation in Group Modified Guaranteed Annuity
      ***  4(p)        -- Individual Modified Guaranteed Annuity Contract
       **  4(q)        -- Application for Individual Modified Guaranteed Annuity Contract
       **  4(r)        -- Tax-Sheltered Annuity Endorsement
       **  4(s)        -- Individual Retirement Annuity Endorsement
       **  4(t)        -- Section 457 Deferred Compensation Plan Endorsement
       **  4(v)        -- Qualified Retirement Plan Endorsement
     ****  4(w)        -- Endorsement -- Group Policy
     ****  4(x)        -- Endorsement -- Certificate
     ****  4(y)        -- Endorsement -- Individual Contract
     ****  4(z)        -- Endorsement (Annuity Deposits) -- Group Policy
     ****  4(aa)       -- Endorsement (Annuity Deposits) -- Certificate
     ****  4(bb)       -- Endorsement (Annuity Deposits) -- Individual Contracts
    *****  4(cc)       -- Endorsement -- Individual
    *****  4(dd)       -- Endorsement -- Group Contract/Certificate
           24          -- Power of Attorney
           27          -- Financial Data Schedule

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