Form 10-Q
period 1996-03-31
PROTECTIVE LIFE INSURANCE CO
filed 1996-05-13
CIK 310826

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----


         Commission File Numbers 33-31940; 33-39345; 33-57052; 333-02249

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock, $1.00 par value, outstanding as of May 3, 1996: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX



PART I.  FINANCIAL INFORMATION:
   Item 1.  Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three
          Months ended March 31, 1996 and 1995 (unaudited)
        Consolidated Condensed Balance Sheets as of March 31, 1996
          (unaudited) and December 31, 1995
        Consolidated Condensed Statements of Cash Flows
          for the Three Months ended March 31, 1996 and 1995 (unaudited) Notes to Consolidated Condensed Financial Statements (unaudited)

Item 2.  Management's Narrative Analysis of the Results of Operations

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of income for the three-month periods ended March 31, 1996 and 1995 and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 1996, we expressed an unqualified opinion which contains an explanatory paragraph regarding the changes in accounting for certain investments in debt and equity securities in 1993 on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 24, 1996

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                       (Dollars in thousands)
                                                             (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                           1996      1995

REVENUES
  Premiums and policy fees (net of reinsurance ceded:
   1996 - $78,303; 1995 - $62,131)                                      $108,667   $102,014
  Net investment income                                                  118,343    110,291
  Realized investment gains (losses)                                       4,421      2,661
  Other income                                                             1,947        968
                                                                        --------   --------
                                                                         233,378    215,934
                                                                        --------   --------

BENEFITS AND EXPENSES
  Benefits and settlement expenses (net of reinsurance ceded:
   1996 - $56,751; 1995 - $44,203)                                       149,228    135,393
  Amortization of deferred policy acquisition costs                       21,819     20,325
  Other operating expenses (net of reinsurance ceded:
   1996 - $17,802; 1995 - $11,269)                                        32,757     31,309
                                                                        --------   --------
                                                                         203,804    187,027
                                                                        --------   --------

INCOME BEFORE INCOME TAX                                                  29,574     28,907

Income tax expense                                                        10,614      9,539
                                                                        --------   --------
NET INCOME                                                              $ 18,960   $ 19,368
                                                                        ========   ========













SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                       (DOLLARS IN THOUSANDS)

                                                                         MARCH 31      DECEMBER 31
                                                                           1996            1995
                                                                        (Unaudited)
ASSETS
 Investments:
  Fixed maturities                                                      $4,408,744     $3,891,932
  Equity securities                                                         41,748         38,711
  Mortgage loans on real estate                                          1,378,745      1,835,057
  Investment in real estate, net                                            21,321         20,788
  Policy loans                                                             164,741        143,372
  Other long-term investments                                               40,573         43,875
  Short-term investments                                                   190,173         46,891
                                                                        ----------     ----------
   Total investments                                                     6,246,045      6,020,626
  Cash                                                                       4,526          6,198
  Accrued investment income                                                 64,791         61,004
  Accounts and premiums receivable, net                                     32,687         35,492
  Reinsurance receivables                                                  293,890        271,018
  Deferred policy acquisition costs                                        450,938        410,183
  Property and equipment, net                                               34,263         34,211
  Receivables from related parties                                             120          1,961
  Other assets                                                              12,736         13,096
  Assets held in separate accounts                                         388,321        324,904
                                                                        ----------     ----------
    TOTAL ASSETS                                                        $7,528,317     $7,178,693
                                                                        ==========     ==========

LIABILITIES
  Policy liabilities and accruals                                       $2,393,920     $2,121,921
  Guaranteed investment contract deposits                                2,544,596      2,451,693
  Annuity deposits                                                       1,260,454      1,280,069
  Other policyholders' funds                                               142,243        134,380
  Other liabilities                                                        105,551        109,538
  Accrued income taxes                                                       1,744            838
  Deferred income taxes                                                     40,277         67,420
  Indebtedness to related parties                                           31,578         34,693
  Liabilities related to separate accounts                                 388,321        324,904
                                                                        ----------     ----------
    TOTAL LIABILITIES                                                    6,908,684      6,525,456
                                                                        ==========     ==========

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

REDEEMABLE PREFERRED STOCK, $1 par value,
 at redemption value; Shares authorized and issued:  2,000                   2,000          2,000
                                                                        ----------     ----------

STOCKHOLDER'S EQUITY
 Common Stock, $1 par value
   Shares authorized and issued:  5,000,000                                  5,000          5,000
 Additional paid-in capital                                                144,494        144,494
 Net unrealized gains (losses) on investments
   (Net of income tax: 1996 - $2,753; 1995 - $31,157)                        5,113         57,863
 Retained earnings                                                         468,605        449,645
 Note receivable from PLC
   Employee Stock Ownership Plan                                            (5,579)        (5,765)
                                                                        ----------     ----------
     TOTAL STOCKHOLDER'S EQUITY                                            617,633        651,237
                                                                        ----------     ----------
                                                                        $7,528,317     $7,178,693
                                                                        ==========     ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                  PROTECTIVE LIFE INSURANCE COMPANY
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)
                                                             (Unaudited)
                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                 1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                                   $  18,960       $  19,368
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of deferred policy acquisition                                                   21,819          20,325
   Capitalization of deferred policy acquisition costs                                          (20,333)        (21,786)
   Depreciation expense                                                                           1,310           1,020
   Deferred income tax                                                                            1,262          (2,234)
   Accrued income tax                                                                               906          10,573
   Interest credited to universal life and investment products                                   69,895          67,685
   Policy fees assessed on universal life and investment products                                26,535         (22,716)
   Change in accrued investment income and other receivables                                    (22,014)         (4,463)
   Change in policy liabilities and other policyholders'
     funds of traditional life and health products                                               86,495          20,252
   Change in other liabilities                                                                   (4,602)         12,165
   Other (net)                                                                                   (2,278)            597
                                                                                               --------        --------
 Net cash provided by operating activities                                                      177,955         100,786
                                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Maturities and principal reductions of investments
   Investments available for sale                                                               186,107          42,451
   Other                                                                                         20,728          22,808
 Sale of investments
   Investments available for sale                                                               351,445         197,797
   Other                                                                                        554,969           1,759
 Cost of investments acquired
   Investments available for sale                                                            (1,286,996)       (374,660)
   Other                                                                                       (119,178)        (61,928)
 Acquisitions and bulk reinsurance assumptions                                                  116,220
 Purchase of property and equipment                                                              (1,392)         (2,638)
 Sale of property and equipment                                                                      31              41
 Net cash used in investing activities                                                         (178,066)       (174,370)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings under line of credit arrangements and debt                            419,500         283,500
 Principal payments on line of credit arrangements and debt                                    (419,500)       (283,500)
 Capital contribution from PLC                                                                                   18,000
 Principal payment on surplus note to PLC                                                        (3,115)
 Investment product deposits and change in universal life deposits                              256,047          55,219
 Investment product withdrawals                                                                (254,493)            365
                                                                                              ---------        --------
 Net cash provided by (used in) financing activities                                             (1,561)         73,584
                                                                                              ---------        --------

INCREASE (DECREASE) IN CASH                                                                      (1,672)              0
CASH AT BEGINNING OF PERIOD                                                                       6,198               0
                                                                                              ---------        --------
CASH AT END OF PERIOD                                                                         $   4,526        $      0
                                                                                              =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period:
   Interest on notes and mortgages payable                                                   $   (1,625)       $ (1,846)
   Income taxes                                                                              $   (8,446)       $ (1,200)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Reduction of principal on note from ESOP                                                    $      186        $    171
 Acquisitions and bulk reinsurance assumptions
   Assets acquired                                                                           $  138,564
   Liabilities assumed                                                                       $ (169,287)
                                                                                             ----------
   Net                                                                                       $  (30,723)
                                                                                             ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December31,1996. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1995.

Protective Life is a wholly-owned subsidiary of Protective Life Corporation ("PLC").


NOTE B - SALE OF MORTGAGE LOANS

On March 22, 1996, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction. Proceeds from the sale consisted of cash of $400 million, net of expenses, and subordinated mortgaged-backed securities of $161 million. The transaction resulted in a realized investment gain of approximately $6.1 million. The cash proceeds were reinvested in fixed maturity and short-term investments.


NOTE C - COMMITMENTS AND CONTINGENT LIABILITIES

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not believe any assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

Protective Life and its subsidiaries, like other life and health insurers, from time to time are involved in lawsuits, in which the plaintiff may seek punitive damage awards as well as compensatory damage awards. To date, no such lawsuit has resulted in the award of any material amount of damages against Protective Life. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that no pending or threatened litigation is reasonably likely to have a material adverse effect on the financial position of Protective Life.


NOTE D - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1996 and for the three months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $300.6 million and $6.7 million, respectively.


NOTE E - RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Protective Life's balance sheets at March 31, 1996 and December 31, 1995, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                        MARCH 31, 1996        DECEMBER 31, 1995
                                                   (IN THOUSANDS)

    Total investments                    $6,233,447               $5,915,357
    Deferred policy acquisition costs       455,670                  426,432
    All other assets                        831,334                  747,884
                                         ----------               ----------
                                         $7,520,451               $7,089,673
                                         ==========               ==========

    Deferred income taxes                $   37,524               $   36,263
    All other liabilities                 6,868,407                6,458,036
                                         ----------               ----------
                                          6,905,931                6,494,299
    Redeemable preferred stock                2,000                    2,000
    Stockholder's equity                    612,520                  593,374
                                         ----------               ----------
                                         $7,520,451               $7,089,673
                                         ==========               ==========

At January 1, 1996, Protective Life adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Contracts;" SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of these accounting standards did not have a material effect on Protective Life's financial statements.

NOTE F - RECLASSIFICATIONS

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or stockholder's equity.

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


REVENUES

The following table sets forth revenues by source for the period shown:

                                           THREE MONTHS      PERCENTAGE
                                              ENDED           INCREASE/
                                              MARCH 31        (DECREASE)
                                          (IN THOUSANDS)
                                          1996      1995

     Premiums and policy fees          $108,667   $102,014       6.5%
     Net investment income              118,343    110,291       7.3
     Realized investment gains            4,421      2,661      66.1
     Other income                         1,947        968     101.1
                                       --------   --------
                                       $233,378   $215,934
                                       ========   ========


Premiums and policy fees increased $6.7 million or 6.5% in the first three months of 1996 over the first three months of 1995. Premiums and policy fees from the Financial Institutions Division decreased $7.2 million in the first three months of 1996 as compared to the first three months of 1995. This resulted from a reinsurance arrangement begun in 1995. Increases in premiums and policy fees from the Group and Individual Life Divisions were $4.3 million and $6.0 million, respectively. The coinsurance of a block of policies in the second quarter of 1995 resulted in a $1.8 million increase in premiums and policy fees in the first three months of 1996. The coinsurance of a block of policies in the first quarter of 1996 resulted in a $4.7 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $4.0 million decrease in premiums and policy fees.

Net investment income in the first three months of 1996 increased by $8.1 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. The assumption of a block of policies in 1995 and a block of policies in the first quarter of 1996 resulted in an increase in net investment income of $3.1 million in the first three months of 1996.

Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, Protective Life may sell any of its investments to maintain approximate matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities.

Realized investment gains for the first three months of 1996 were $1.8 million higher than the corresponding period of 1995. In the 1996 first quarter, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC.

INCOME BEFORE INCOME TAX

The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                   INCOME BEFORE INCOME TAX
                                                  THREE MONTHS ENDED MARCH 31
                                                        (IN THOUSANDS)
          BUSINESS SEGMENT                          1996              1995

  Acquisitions                                    $13,963           $11,073
  Financial Institutions                            1,482             1,340
  Group                                             3,092             1,435
  Guaranteed Investment Contracts                   6,576             7,544
  Individual Life                                   3,957             4,093
  Investment Products                               2,732             1,746
  Corporate and Other                              (2,918)             (887)
  Unallocated Realized Investment Gains (Losse)       690             2,563
                                                  -------           -------
                                                  $29,574           $28,907
                                                  =======           =======

Pretax earnings from the Acquisitions Division increased $2.9 million in the first three months of 1996 as compared to the same period of 1995. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. As previously discussed, Protective Life assumed one block of policies during the second quarter of 1995 and another block of policies in the first quarter of 1996. These acquisitions represent $1.5 million of the increase.

Pretax earnings of the Financial Institutions Division were $0.1 million higher in the first three months of 1996 as compared to the same period in 1995. The reinsurance arrangement begun in 1995 to reinsure all of the Division's new credit insurance sales and thereby improve the Division's return on investment, reduced the Division's reported earnings for the first three months of 1996 by approximately $1.0 million, as contemplated at the date of the arrangement.
In addition, life insurance claims were approximately $0.4 million higher in the 1996 first quarter as compared to the same period last year. These decreases were offset by an increase in the Division's sales.

Group pretax earnings were $1.7 million higher in the first three months of 1996 as compared to the first three months of 1995. Improved dental earnings represented $1.2 million of the increase.

The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $9.0 million in the first three months of 1996 and $7.4 million in the corresponding period of 1995. At March 31, 1996, GIC deposits totaled $2.5 billion compared to $2.3 billion one year earlier. Realized investment losses associated with this Division in the first three months of 1996 were $2.4 million, as compared to realized investment gains of $0.1 million in the same period last year. As a result, total pretax earnings were $6.6 million in the first three months of 1996 compared to $7.5 million for the same period in 1995.

The Individual Life Division had pretax operating earnings of $2.9 million in the 1996 first quarter as compared to $4.1 million in the same period of 1995. The decrease was primarily due to approximately $1.0 million higher life insurance claims in the 1996 first quarter as compared to the same period last year. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $4.0 million in the first three months of 1996 compared to $4.1 million as in the first three months of 1995 in which there were no realized investment gains.

Investment Products Division pretax operating earnings were $2.0 million which was $0.4 million higher in the first three months of 1996 compared to the same period of 1995. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.7 million as compared to less than $0.1 million last year, resulting in total pretax earnings of $2.7 million in the first quarter of 1996 as compared to $1.7 million in the same period of 1995.

The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $2.0 million higher in the first three months of 1996 as compared to the first three months of 1995 primarily due to lower investment income allocated to this segment.


INCOME TAXES

The following table sets forth the effective tax rates for the periods shown:

           THREE MONTHS
               ENDED                               ESTIMATED EFFECTIVE
             MARCH 31                                INCOME TAX RATES

              1996                                         35.9%
              1995                                         33.0

The effective income tax rate for the full year of 1995 was 34%. Management's estimate of the effective income tax rate for 1996 is also 34%.

NET INCOME

The following table sets forth net income for the periods shown:


                                                         NET INCOME
            THREE MONTHS                                         PERCENTAGE
               ENDED                                 TOTAL        INCREASE/
              MARCH 31                          (IN THOUSANDS)   (DECREASE)

                1996                                $18,960        (2.1)%
                1995                                 19,368        (2.3)

Compared to the same period in 1995, net income in the first three months of 1996 decreased $0.4 million, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, and Investment Products Divisions, which were offset by lower earnings in the Individual Life Division and Corporate and Other segment and lower realized investment gains net of related amortization of deferred policy acquisition costs.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial data schedule



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PROTECTIVE LIFE INSURANCE COMPANY




Date: May 13, 1996                        /S/ JERRY W. DEFOOR
                                          Jerry W. DeFoor
                                          Vice President and Controller,
                                           and Chief Accounting Officer
                                          (Duly authorized officer)