Form 10-Q
period 1996-06-30
PROTECTIVE LIFE INSURANCE CO
filed 1996-08-13
CIK 310826

                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock, $1.00 par value, outstanding as of August 2, 1996: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX


Part I. Financial Information:
   Item 1. Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 1996 and 1995 (unaudited)
        Consolidated Condensed Balance Sheets as of June 30, 1996
          (unaudited) and December 31, 1995
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1996 and 1995 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)

   Item 2. Management's Narrative Analysis of the Results of Operations

Part II. Other Information:
   Item 6. Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 24, 1996

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                  JUNE 30                        JUNE 30
                                                                        ------------------------         -----------------------
                                                                           1996          1995               1996          1995
                                                                           ----          ----               ----          ----

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1996 - $88,232; 1995 - $80,312;
        six months: 1996 - $166,535; 1995 - $142,444)                    $124,134      $107,452           $232,801      $209,466
     Net investment income                                                126,421       113,564            244,764       223,855
     Realized investment gains (losses)                                       600          (555)             5,021         2,106
     Other income                                                           1,251            25              3,198         1,379
                                                                        ---------    ----------         ----------    ----------
                                                                          252,406       220,486            485,784       436,806
                                                                         --------      --------          ---------      --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1996 - $61,030; 1995 - $62,213;
        six months: 1996 - $117,781; 1995 - $105,122)                     159,533       138,754            308,761       274,147
     Amortization of deferred policy acquisition costs                     29,521        25,225             51,340        45,550
     Other operating expenses (net of reinsurance ceded:
        three months: 1996 - $25,007; 1995 - $24,204;
        six months: 1996 - $42,809; 1995 - $35,473)                        30,958        28,748             63,715        60,443
                                                                         --------     ---------          ---------      --------
                                                                          220,012       192,727            423,816       380,140
                                                                         --------      --------           --------      --------


INCOME BEFORE INCOME TAX                                                   32,394        27,759             61,968        56,666

Income tax expense                                                         10,539         9,161             21,153        18,700
                                                                         --------      --------           --------      --------

NET INCOME                                                               $ 21,855      $ 18,598           $ 40,815      $ 37,966
                                                                         ========      ========           ========      ========













See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                     JUNE 30            DECEMBER 31
                                                                                       1996                1995
                                                                                    -----------         ----------
                                                                                    (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                                $4,461,977          $3,891,932
    Equity securities                                                                   45,668              38,711
    Mortgage loans on real estate                                                    1,463,770           1,835,057
    Investment in real estate, net                                                      19,015              20,788
    Policy loans                                                                       165,471             143,372
    Other long-term investments                                                         23,332              43,875
    Short-term investments                                                              87,338              46,891
                                                                                  ------------         -----------
     Total investments                                                               6,266,571           6,020,626
  Cash                                                                                  13,632               6,198
  Accrued investment income                                                             67,461              61,004
  Accounts and premiums receivable, net                                                 52,487              35,492
  Reinsurance receivables                                                              322,683             271,018
  Deferred policy acquisition costs                                                    471,572             410,183
  Property and equipment, net                                                           33,745              34,211
  Receivables from related parties                                                                           1,961
  Other assets                                                                          13,426              13,096
  Assets held in separate accounts                                                     443,406             324,904
                                                                                   -----------         -----------
     TOTAL ASSETS                                                                   $7,684,983          $7,178,693
                                                                                    ==========          ==========


LIABILITIES
  Policy liabilities and accruals                                                   $2,521,726          $2,121,921
  Guaranteed investment contract deposits                                            2,459,727           2,451,693
  Annuity deposits                                                                   1,253,784           1,280,069
  Other policyholders' funds                                                           142,691             134,380
  Other liabilities                                                                    124,276             109,538
  Accrued income taxes                                                                   6,265                 838
  Deferred income taxes                                                                 11,333              67,420
  Indebtedness to related parties                                                       32,155              34,693
  Liabilities related to separate accounts                                             443,406             324,904
                                                                                   -----------         -----------
     TOTAL LIABILITIES                                                               6,995,363           6,525,456
                                                                                    ----------          ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

REDEEMABLE PREFERRED STOCK, $1 par value,
  at redemption value; Shares authorized and issued:  2,000                             2,000                2,000
                                                                                  -----------          -----------

STOCKHOLDER'S EQUITY
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           223,193             144,494
  Net unrealized gains (losses) on investments
    (Net of income tax: 1996 - ($13,679); 1995 - $31,157)                              (25,404)             57,863
  Retained earnings                                                                    490,410             449,645
  Note receivable from PLC
    Employee Stock Ownership Plan                                                       (5,579)             (5,765)
                                                                                  ------------        ------------
     TOTAL STOCKHOLDER'S EQUITY                                                        687,620             651,237
                                                                                   -----------         -----------
                                                                                    $7,684,983          $7,178,693
                                                                                    ==========          ==========
See notes to consolidated condensed financial statements



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                             SIX  MONTHS ENDED
                                                                                                  JUNE 30
                                                                                            1996           1995
                                                                                            ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                           $  40,815     $  37,966
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition                                          51,340        45,551
       Capitalization of deferred policy acquisition costs                                 (47,830)      (39,292)
       Depreciation expense                                                                  2,617         2,125
       Deferred income tax                                                                 (11,251)       (8,508)
       Accrued income tax                                                                    5,427         3,024
       Interest credited to universal life and investment products                         135,915       140,650
       Policy fees assessed on universal life and investment products                      (53,936)      (48,472)
       Change in accrued investment income and other receivables                           (67,490)      (36,209)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    109,036        72,806
       Change in other liabilities                                                          14,124       (38,532)
       Other (net)                                                                          (2,453)         (927)
                                                                                       -----------    ----------
    Net cash provided by operating activities                                              176,314       130,182
                                                                                       -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                      364,292       110,715
       Other                                                                                35,649        36,281
    Sale of investments
       Investments available for sale                                                      550,200       715,811
       Other                                                                               560,840         3,062
    Cost of investments acquired
       Investments available for sale                                                   (1,628,369)   (1,057,842)
       Other                                                                              (244,164)     (129,153)
    Acquisitions and bulk reinsurance assumptions                                          172,726
    Purchase of property and equipment                                                      (2,184)       (4,111)
    Sale of property and equipment                                                              33            81
                                                                                       ------------  -----------
    Net cash used in investing activities                                                 (190,977)     (325,156)
                                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from PLC                                                           78,699        18,000
    Proceeds from borrowings under line of credit arrangements and debt                    689,000       683,000
    Principal payments on line of credit arrangements and debt                            (689,000)     (683,000)
    Principal payment on surplus note to PLC                                                (2,538)
    Dividends to PLC                                                                           (50)          (50)
    Investment product deposits and change in universal life deposits                      425,110       447,884
    Investment product withdrawals                                                        (479,124)     (270,860)
                                                                                       -----------   -----------
    Net cash provided by financing activities                                               22,097       194,974
                                                                                      ------------   -----------

INCREASE (DECREASE) IN CASH                                                                  7,434             0
CASH AT BEGINNING OF PERIOD                                                                  6,198             0
                                                                                      -------------  -----------
CASH AT END OF PERIOD                                                                 $     13,632   $         0
                                                                                      ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Interest on notes and mortgages payable                                           $  (2,663)     $ (1,652)
       Income taxes                                                                      $ (26,566)     $(24,183)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                             $     186      $    171
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                   $ 204,435      $    613
       Liabilities assumed                                                                (253,480)      (21,800)
                                                                                         ---------      --------
       Net                                                                               $ (49,045)     $(21,187)
                                                                                         =========      ========

See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1995.

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

NOTE D - STATUTORY REPORTING PRACTICES

      Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1996 and for the six months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $386.9 million and $43.6 million, respectively.

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

      Protective Life's balance sheets at June 30, 1996 and December 31, 1995, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                       JUNE 30, 1996          DECEMBER 31, 1995
                                       -------------          -----------------
                                                  (IN THOUSANDS)

Total investments                       $6,309,748               $5,915,357
Deferred policy acquisition costs          467,479                  426,432
All other assets                           946,840                  747,884
                                        ----------               ----------
                                        $7,724,067               $7,089,673
                                        ==========               ==========

Deferred income taxes                   $   25,012               $   36,263
All other liabilities                    6,984,030                6,458,036
                                        ----------               ----------
                                         7,009,042                6,494,299
Redeemable preferred stock                   2,000                    2,000
Stockholder's equity                       713,025                  593,374
                                        ----------              -----------
                                        $7,724,067               $7,089,673
                                        ==========               ==========


     At January 1, 1996, Protective Life adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Contracts"; SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of"; and SFAS No. 122, "Accounting for Mortgage Servicing Rights". The adoption of these accounting standards did not have a material effect on Protective Life's financial statements.

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

      Protective Life has six operating divisions: Acquisitions, Financial Institutions, Group, Guaranteed Interest Contracts, Individual Life, and Investment Products. Protective Life also has an additional business segment which is described herein as Corporate and Others.

Revenues

      The following table sets forth revenues by source for the period shown:


                                 SIX MONTHS                    PERCENTAGE
                                   ENDED                        INCREASE/
                                  JUNE 30                      (DECREASE)
                                 ----------                    ----------
                               (in Thousands)
                                    1996         1995
                                    ----         ----

  Premiums and policy fees        $232,801     $209,466           11.1%
  Net investment income            244,764      223,855            9.3
  Realized investment gains          5,021        2,106          138.4
  Other income                       3,198        1,379          131.9
                                  --------     --------
                                  $485,784     $436,806
                                  ========     ========


      Premiums and policy fees increased $23.3 million or 11.1% in the first six months of 1996 over the first six months of 1995. Increases in premiums and policy fees from the Group, Individual Life and Investment Products Divisions were $7.8 million, $8.8 million and $2.0 million, respectively. The coinsurance of a block of policies in the first quarter of 1996 resulted in a $8.9 million increase in premiums and policy fees. Premiums and policy fees from the Financial Institutions Division increased $0.8 million in the first six months of 1996 as compared to the first six months of 1995. This resulted from the reinsurance of a block of policies in the second quarter of 1996 representing an $18.2 million increase in premium and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement, begun in 1995, whereby all of the Division's new credit sales are being ceded to a reinsurer. Decreases in older acquired blocks resulted in a $5.2 million decrease in premiums and policy fees.

         Net investment income in the first six months of 1996 increased by $20.9 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. The assumption of a block of policies in the first quarter of 1996 and a block of policies in the second quarter of 1996 resulted in an increase in net investment income of $9.0 million in the first six months of 1996 as compared to the same period in 1995.

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

         Realized investment gains for the first six months of 1996 were $2.9 million higher than the corresponding period of 1995. In the 1996 first quarter, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

         Other      income      consists      primarily     of     fees     from
administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC.

Income Before Income Tax

         The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                INCOME (LOSS) BEFORE INCOME TAX
                                                    SIX MONTHS ENDED JUNE 30
                                                       (IN THOUSANDS)
                                                -------------------------------
BUSINESS SEGMENT                                   1996                 1995
- ----------------                                   ----                 ----

Acquisitions                                      $26,122              $23,515
Financial Institutions                              3,863                3,557
Group                                               4,865                4,351
Guaranteed Investment Contracts                    15,171               15,363
Individual Life                                     7,271                9,545
Investment Products                                 7,244                4,994
Corporate and Other                                (4,379               (2,704)
Unallocated Realized Investment Gains (Losses)      1,811               (1,955)
                                                  -------              -------
                                                  $61,968              $56,666
                                                  =======              =======

      Pretax earnings from the Acquisitions Division increased $2.6 million in the first six months of 1996 as compared to the same period of 1995. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's two most recent acquisitions represented a $2.9 million increase. Older acquired blocks represented a $0.3 million decrease in the first six months of 1996 as compared to the same period in 1995.

      Pretax earnings of the Financial Institutions Division were $0.3 million higher in the first six months of 1996 as compared to the same period in 1995. The reinsurance arrangement begun in 1995 to reinsure all of the Division's new credit insurance sales and thereby improve the Division's return on investment, reduced the Division's reported earnings for the first six months of 1996 by approximately $1.9 million, as contemplated at the date of the arrangement. This decrease was partially offset by the coinsurance of a block of policies in the second quarter of 1996 which resulted in a $1.0 million increase in earnings.

      Group pretax earnings were $0.5 million higher in the first six months of 1996 as compared to the first six months of 1995. Dental earnings improved $1.2 million which was partially offset by a decline in traditional group health earnings.

      The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $19.6 million in the first six months of 1996 and $15.1 million in the corresponding period of 1995. This was due to improved operating spreads and to the growth of GIC deposits placed with Protective Life. At June 30, 1996, GIC deposits totaled $2.5 billion compared to $2.4 billion one year earlier. Realized investment losses associated with this Division in the first six months of 1996 were $4.4 million, as compared to realized investment gains of $0.3 million in the same period last year. As a result, total pretax earnings were $15.2 million in the first six months of 1996 compared to $15.4 million for the same period in 1995.

      The Individual Life Division had pretax operating earnings of $6.2 million in the first six months of 1996 as compared to $9.5 million in the same period of 1995. The decrease was primarily due to higher expenses and to approximately $0.7 million higher life insurance claims in the first six months of 1996 as compared to the same period last year. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $7.3 million in the first six months of 1996 compared to $9.5 million as in the first six months of 1995 in which there were no realized investment gains.

      Investment Products Division pretax operating earnings were $5.1 million which was $2.5 million higher in the first six months of 1996 compared to the same period of 1995. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.1 million as compared to $2.4 million last year, resulting in total pretax earnings of $7.2 million in the first quarter of 1996 as compared to $5.0 million in the same period of 1995.

      The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $1.7 million higher in the first six months of 1996 as compared to the first six months of 1995 primarily due to lower investment income allocated to this segment.

Income Taxes

      The following table sets forth the effective tax rates for the periods shown:

       SIX MONTHS
         ENDED                      ESTIMATED EFFECTIVE
        JUNE 30                      INCOME TAX RATES
       ----------                   -------------------

         1996                            34.1%
         1995                            33.0

      The effective income tax rate for the full year of 1995 was 34%. Management's estimate of the effective income tax rate for 1996 is also 34%.

Net Income

      The following table sets forth net income for the periods shown:


                                             NET INCOME
                                             ----------
     SIX MONTHS                                            PERCENTAGE
       ENDED                      TOTAL                     INCREASE/
      JUNE 30                 (IN THOUSANDS)               (DECREASE)
     ----------               --------------               ----------

       1996                     $40,815                        7.5%
       1995                      37,966                       17.6

      Compared to the same period in 1995, net income in the first six months of 1996 increased $2.8 million, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Group, and Investment Products Divisions and higher realized investment gains net of related amortization of deferred policy acquisition costs which were offset by lower earnings in the Individual Life and Guaranteed Investment Contracts Divisions and the Corporate and Other segment.

Recently Issued Accounting Standards

      In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Protective Life anticipates that the impact of adopting this accounting standard will be immaterial to its financial condition.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibit 27 - Financial data schedule



                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PROTECTIVE LIFE INSURANCE COMPANY




Date: August 12, 1996        /s/ Jerry W. DeFoor
                                -------------------
                                 Jerry W. DeFoor
                                 Vice President and Controller,
                                 and Chief Accounting Officer
                                 (Duly authorized officer)