Form 10-Q
period 1996-09-30
PROTECTIVE LIFE INSURANCE CO
filed 1996-11-13
CIK 310826

                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


         Commission File Numbers 33-31940; 33-39345; 33-57052; 333-02249

                        Protective Life Insurance Company
             (Exact name of registrant as specified in its charter)

           Tennessee                                  63-0169720
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                             2801 Highway 280 South
                            Birmingham, Alabama 35223
              (Address of principal executive offices and zip code)

                                 (205) 879-9230
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares of Common Stock, $1.00 par value, outstanding as of November 8, 1996: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1996 and 1995 (unaudited)
        Consolidated Condensed Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1996 and 1995 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)

   Item 2.   Management's Narrative Analysis of the Results of Operations

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995 and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 23, 1996

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30                   SEPTEMBER 30
                                                                        --------------------          ----------------------
                                                                          1996          1995            1996           1995
                                                                          ----          ----            ----           ----

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1996 - $81,453; 1995 - $79,908;
        nine months: 1996 - $247,988; 1995 - $222,351)                   $110,310      $101,036       $343,111      $310,502
     Net investment income                                                124,516       118,162        369,280       342,017
     Realized investment gains (losses)                                       861         1,337          5,882         3,443
     Other income                                                             902           799          4,100         2,804
                                                                         --------      --------       --------     ---------
                                                                          236,589       221,334        722,373       658,766
                                                                         --------      --------       --------      --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1996 - $64,420; 1995 - $54,638;
        nine months: 1996 - $182,201; 1995 - $159,760)                    157,931       141,934        466,692       416,081
     Amortization of deferred policy acquisition costs                     18,822        17,643         70,162        63,193
     Other operating expenses (net of reinsurance ceded:
        three months: 1996 - $24,368; 1995 - $23,173;
        nine months: 1996 - $67,183; 1995 - $58,645)                       32,031        30,040         95,746        91,109
                                                                         --------      --------       --------      --------
                                                                          208,784       189,617        632,600       570,383
                                                                         --------      --------       --------      --------


INCOME BEFORE INCOME TAX                                                   27,805        31,717         89,773        88,383

Income tax expense                                                          9,494        11,352         30,647        30,052
                                                                         --------      --------        -------      --------

NET INCOME                                                               $ 18,311      $ 20,365       $ 59,126      $ 58,331
                                                                         ========      ========       ========      ========

See notes to consolidated condensed financial statements




                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                   SEPTEMBER 30         DECEMBER 31
                                                                                       1996                1995
                                                                                  -------------        ------------
                                                                                   (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                                $4,507,650          $3,891,932
    Equity securities                                                                   56,085              38,711
    Mortgage loans on real estate                                                    1,516,409           1,835,057
    Investment in real estate, net                                                      19,219              20,788
    Policy loans                                                                       165,706             143,372
    Other long-term investments                                                         23,637              43,875
    Short-term investments                                                             147,492              46,891
                                                                                   -----------         -----------
     Total investments                                                               6,436,198           6,020,626
  Cash                                                                                  11,959               6,198
  Accrued investment income                                                             69,002              61,004
  Accounts and premiums receivable, net                                                 31,818              35,492
  Reinsurance receivables                                                              349,806             271,018
  Deferred policy acquisition costs                                                    477,153             410,183
  Property and equipment, net                                                           35,293              34,211
  Receivables from related parties                                                       8,895               1,961
  Other assets                                                                          12,727              13,096
  Assets held in separate accounts                                                     488,298             324,904
                                                                                   -----------         -----------
     TOTAL ASSETS                                                                   $7,921,149          $7,178,693
                                                                                    ==========          ==========


LIABILITIES
  Policy liabilities and accruals                                                   $2,586,716          $2,121,921
  Guaranteed investment contract deposits                                            2,514,374           2,451,693
  Annuity deposits                                                                   1,304,141           1,280,069
  Other policyholders' funds                                                           142,368             134,380
  Other liabilities                                                                    112,994             109,538
  Accrued income taxes                                                                   4,406                 838
  Deferred income taxes                                                                 27,146              67,420
  Indebtedness to related parties                                                       24,693              34,693
  Liabilities related to separate accounts                                             488,298             324,904
                                                                                   -----------         -----------
     TOTAL LIABILITIES                                                               7,205,136           6,525,456
                                                                                    ----------          ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE C

REDEEMABLE PREFERRED STOCK, $1 par value,
  at redemption value; Shares authorized and issued:  2,000                              2,000               2,000
                                                                                  ------------         -----------

STOCKHOLDER'S EQUITY
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           223,194             144,494
  Net unrealized gains (losses) on investments
    (Net of income tax: 1996 - ($9,328); 1995 - $31,157)                               (17,323)             57,863
  Retained earnings                                                                    508,721             449,645
  Note receivable from PLC
    Employee Stock Ownership Plan                                                       (5,579)             (5,765)
                                                                                  ------------        ------------
     TOTAL STOCKHOLDER'S EQUITY                                                        714,013             651,237
                                                                                   -----------         -----------
                                                                                    $7,921,149          $7,178,693
                                                                                    ==========          ==========
See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                            1996           1995
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $    59,126   $    58,331
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition                                          70,162        63,194
       Capitalization of deferred policy acquisition costs                                 (70,146)      (61,286)
       Depreciation expense                                                                  3,997         3,233
       Deferred income tax                                                                     211        (5,952)
       Accrued income tax                                                                    3,568        10,672
       Interest credited to universal life and investment products                         206,763       213,303
       Policy fees assessed on universal life and investment products                      (84,362)      (74,772)
       Change in accrued investment income and other receivables                           (84,380)     (116,522)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                     53,332       131,225
       Change in other liabilities                                                           2,842       (10,224)
       Other (net)                                                                          (1,776)       (3,515)
                                                                                       -----------   -----------
    Net cash provided by operating activities                                              159,337       207,687
                                                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                      457,488       219,760
       Other                                                                                94,816        49,536
    Sale of investments
       Investments available for sale                                                      750,557       863,479
       Other                                                                               561,440         4,243
    Cost of investments acquired
       Investments available for sale                                                   (2,049,715)   (1,329,735)
       Other                                                                              (335,397)     (243,788)
    Acquisitions and bulk reinsurance assumptions                                          172,726
    Purchase of property and equipment                                                      (5,222)       (4,859)
    Sale of property and equipment                                                             143           112
                                                                                     ------------- -------------
    Net cash used in investing activities                                                 (353,164)     (441,252)
                                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from PLC                                                           78,699        18,000
    Proceeds from borrowings under line of credit arrangements and debt                    742,750       981,100
    Principal payments on line of credit arrangements and debt                            (742,750)     (964,100)
    Principal payment on surplus note to PLC                                               (10,000)
    Dividends to PLC                                                                           (50)         (100)
    Investment product deposits and change in universal life deposits                      842,765       734,707
    Investment product withdrawals                                                        (711,826)     (535,234)
                                                                                       -----------    ----------
    Net cash provided by financing activities                                              199,588       234,373
                                                                                       -----------    ----------

INCREASE (DECREASE) IN CASH                                                                  5,761           808
CASH AT BEGINNING OF PERIOD                                                                  6,198
                                                                                       -----------     ---------
CASH AT END OF PERIOD                                                                  $    11,959     $     808
                                                                                       ===========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Interest on notes and mortgages payable                                           $   3,721      $  5,143
       Income taxes                                                                      $  26,809      $ 25,332

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                             $     186      $    171
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                   $ 200,737      $    613
       Liabilities assumed                                                                (253,480)      (21,800)
                                                                                       ------------   -----------
       Net                                                                               $ (52,743)     $(21,187)
                                                                                       ============   ===========

See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1995.

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

         A substantial number of class action and other civil lawsuits have been filed against life and health insurers in the jurisdictions in which Protective Life does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial settlements with, or judgments against, the insurers, including material amounts of punitive damages that are disproportionate to the actual damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages, which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. Protective Life and its subsidiaries, like other life and health insurers, in the course of business are involved in such litigation. Pending litigation includes a class action filed in Jefferson County (Birmingham), Alabama with respect to the previously discussed cancer premium refunds. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position of Protective Life.

NOTE C - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1996 and for the nine months then ended,
Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $458.9 million and $79.5 million, respectively.

NOTE D - INVESTMENTS

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

         Protective Life's balance sheets at September 30, 1996 and December 31, 1995, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                      SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                      ------------------   -----------------
                                                   (IN THOUSANDS)

Total investments                        $6,464,855            $5,915,357
Deferred policy acquisition costs           475,137               426,432
All other assets                          1,007,808               747,884
                                         ----------            ----------
                                         $7,947,800            $7,089,673
                                         ==========            ==========

Deferred income taxes                    $   36,474            $   36,263
All other liabilities                     7,177,990             6,458,036
                                         ----------            ----------
                                          7,214,464             6,494,299
Redeemable preferred stock                    2,000                 2,000
Stockholder's equity                        731,336               593,374
                                         ----------            ----------
                                         $7,947,800            $7,089,673
                                         ==========            ==========

NOTE E - RECENTLY ADOPTED ACCOUNTING STANDARDS

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

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:


                                          NINE MONTHS              PERCENTAGE
                                             ENDED                  INCREASE/
                                          SEPTEMBER 30             (DECREASE)
                                         (in Thousands)
                                       1996         1995
                                       ----         ----

Premiums and policy fees            $343,111      $310,502            10.5%
Net investment income                369,280       342,017             8.0
Realized investment gains              5,882         3,443            70.8
Other income                           4,100         4,992           (17.9)
                                   ---------     ---------
                                    $722,373      $660,954
                                   =========     =========

         Premiums and policy fees increased $32.6 million or 10.5% in the first nine months of 1996 over the first nine months of 1995. The coinsurance by the Acquisitions Division of a block of policies in the first quarter of 1996 resulted in a $12.1 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $7.7 million decrease in premiums and policy fees. Premiums and policy fees from the Financial Institutions Division increased $5.6 million in the first nine months of 1996 as compared to the first nine months of 1995. This resulted from the reinsurance of a block of policies in the second quarter of 1996 representing a $26.9 million increase in premium and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement, begun in 1995, whereby all of the Division's new credit sales are being ceded to a reinsurer. Premium and policy fees from the Group Division increased $6.3 million in the first nine months of 1996 as compared to the same period in 1995. Premium and policy fees related to the Division's dental business increased $14.9 million in the first nine months of 1996 as compared to the same period in 1995. This increase was partially offset by a reduction to premiums related to a refund of premiums to certain cancer insurance policyholders and to decreases in traditional group health premiums. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $13.1 million and $2.8 million, respectively.

         On October 7, 1996 Protective Life announced that it will make voluntary refunds to certain of its cancer insurance policyholders and will reduce premium rates charged to such policyholders until certain conditions are met. The estimated refunds reduced the Group Division's premiums and policy fees, as noted above.

         Net investment income in the first nine months of 1996 increased by $27.3 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract ("GIC") deposits and to acquisitions. The assumption of a block of policies in the first quarter of 1996 and a block of policies in the second quarter of 1996 resulted in an increase in net investment income of $13.5 million in the first nine months of 1996 as compared to the same period in 1995.

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

         Realized investment gains for the first nine months of 1996 were $2.4 million higher than the corresponding period of 1995. In the 1996 first quarter, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates.

Income Before Income Tax

         The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                INCOME (LOSS) BEFORE INCOME TAX
                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                         (IN THOUSANDS)
BUSINESS SEGMENT                                    1996               1995
----------------                                    ----               ----

Acquisitions                                       $38,888           $35,550
Financial Institutions                               6,794             5,546
Group                                                 (166)            6,966
Guaranteed Investment Contracts                     22,309            23,270
Individual Life                                     11,943            14,016
Investment Products                                  8,654             7,004
Corporate and Other                                 (4,439)           (4,578)
Unallocated Realized Investment Gains (Losses)       5,790               609
                                                   -------           -------
                                                   $89,773           $88,383
                                                   =======           =======

         Pretax earnings from the Acquisitions Division increased $3.3 million in the first nine months of 1996 as compared to the same period of 1995. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's two most recent acquisitions resulted in a $5.9 million increase in pretax earnings. Older acquired blocks represented a $2.6 million decrease in the first nine months of 1996 as compared to the same period in 1995.

         Pretax earnings of the Financial Institutions Division were $1.2 million higher in the first nine months of 1996 as compared to the same period in 1995. Included in the Division's 1996 results are earnings of $2.1 million from the coinsurance of a block of policies in the second quarter of 1996. The reinsurance arrangement begun in 1995 to reinsure all of the Division's new credit insurance sales and thereby improve the Division's return on investment, reduced the Division's reported earnings for the first nine months of 1996 by approximately $3.8 million, as contemplated at the date of the arrangement.

         Group Division pretax earnings were $7.1 million lower the first nine months of 1996 as compared to the first nine months of 1995. The previously discussed estimate for the refund of cancer premiums and related expenses resulted in a $6.8 million decrease in the Division's pretax earnings. Dental earnings improved $1.9 million and traditional group health earnings declined by $2.2 million.

         The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $30.1 million in the first nine months of 1996 and $24.1 million in the corresponding period of 1995. This was due to improved operating spreads and to the growth of GIC deposits placed with Protective Life. Realized investment losses associated with this Division in the first nine months of 1996 were $7.8 million, as compared to $0.8 million in the same period last year. As a result, total pretax earnings were $22.3 million in the first nine months of 1996 compared to $23.2 million for the same period in 1995.

         The Individual Life Division had pretax operating earnings of $10.8 million in the first nine months of 1996 as compared to $14.0 million in the same period of 1995. The decrease was primarily due to higher expenses in the first nine months of 1996 as compared to the same period last year. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $11.9 million in the first nine months of 1996 compared to $14.0 million as in the first nine months of 1995 in which there were no realized investment gains.

         Investment Products Division pretax operating earnings were $6.2 million which was $1.4 million higher in the first nine months of 1996 compared to the same period of 1995. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $2.4 million as compared to $2.2 million last year, resulting in total pretax earnings of $8.6 million in the first nine months of 1996 as compared to $7.0 million in the same period of 1995.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $0.1 million lower the first nine months of 1996 as compared to the first nine months of 1995.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

                       NINE MONTHS
                          ENDED                ESTIMATED EFFECTIVE
                      SEPTEMBER 30               INCOME TAX RATES

                         1996                          34.1%
                         1995                          34.0

         The effective income tax rate for the full year of 1995 was 34%. Management's estimate of the effective income tax rate for 1996 is also 34%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:


                                        NET INCOME
  NINE MONTHS                                         PERCENTAGE
     ENDED                    TOTAL                    INCREASE/
  SEPTEMBER 30            (IN THOUSANDS)              (DECREASE)

     1996                   $59,126                       1.4%
     1995                    58,331                      14.6

         Compared to the same period in 1995, net income in the first nine months of 1996 increased $0.8 million, reflecting improved operating earnings in the Acquisitions, Financial Institutions, Guaranteed Investment Contracts and Investment Products Divisions and the Corporate and Other segment and higher realized investment gains net of related amortization of deferred policy acquisition costs which were offset by lower earnings in the Group and Individual Life Divisions.

Recently Issued Accounting Standards

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Protective Life anticipates that the impact of adopting this accounting standard will be immaterial to its financial condition. This statement is effective for transactions entered into after January 1, 1997.

Item 6.        Exhibits and Reports on Form 8-K

      (a)      Exhibit 27 - Financial data schedule



                                 SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PROTECTIVE LIFE INSURANCE COMPANY




Date:   November 12, 1996                 /s/ Jerry W. DeFoor
                                          -------------------
                                          Jerry W. DeFoor
                                          Vice President and Controller,
                                          and Chief Accounting Officer
                                          (Duly authorized officer)