Form 10-K405
period 1996-12-31
PROTECTIVE LIFE INSURANCE CO
filed 1997-03-27
CIK 310826

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 1O-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                    Commission file number
          December 31, 1996                               33-31940
                                                          33-39345
                                                          33-57052
                                                          333-02249





                        PROTECTIVE LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

                       Tennessee                             63-0169720
             (State or other jurisdiction                  (I.R.S. Employer
           of incorporation or organization)               Identification No.)

                2801 Highway 280 South
                  Birmingham, Alabama                            35223
                 (Address of principal                         (Zip Code)
                  executive offices)

           Registrant's telephone number, including area code: (205)879-9230




        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None




    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant:
None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 7, 1997: 5,000,000

    The registrant  meets the conditions set forth in General  Instruction  I(1)
(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction I(2).

                       DOCUMENTS INCORPORATED BY REFERENCE

                              None, except Exhibits
------------------------------------------------------------------------------

                                     PART I


Item 1.  Business
      Protective Life Insurance Company ("Protective"), a stock life insurance company was founded in 1907. Protective is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Protective has six operating divisions: Acquisitions, Financial Institutions, Group, Guaranteed Investment Contracts, Individual Life, and Investment Products. Protective also has an additional business segment which is described herein as Corporate and Other. Unless the context otherwise requires "Protective" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

      Protective markets individual life insurance; group life, health, dental, and cancer insurance; annuities and investment products; credit life and disability insurance; and guaranteed investment contracts. Its products are distributed nationally through independent agents and brokers; through stockbrokers and financial institutions to their customers; through company sales representatives; and through other insurance companies. Protective also seeks to acquire blocks of insurance policies from other insurers.

      Over the last twenty-five years PLC has made several acquisitions of smaller insurance companies or blocks of policies. Many of these transactions involved Protective. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective. In the second quarter of 1995, Protective coinsured a block of 28,000 policies. In January 1996, Protective coinsured a block of 38,000 policies. In June 1996 Protective coinsured a block of 212,000 credit life insurance policies. In December 1996 Protective acquired Community National Assurance Company with 16,000 policies and coinsured a related block of 22,000 policies.

Item 2.  Properties
      Protective's administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

      Protective leases administrative space in 4 cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $51 thousand.

      Marketing offices are leased in 14 cities, substantially all under leases for periods of three to five years with five leases running longer than five years. The aggregate monthly rent is approximately $43 thousand.

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

Item  4.  Submission  of Matters to a Vote of Security  Holders
      Not required in accordance with General Instruction I(2)(c).

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters Protective is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by Protective's subsidiary, American Foundation Life Insurance Company ("American Foundation"). Therefore, neither Protective's Common Stock nor American Foundation's Preferred Stock is publicly traded.

      At December 31, 1996, $413 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $439 million, would be subject to Federal income tax at rates then effective. Protective does not anticipate involuntarily paying tax on such distributions.

      In addition, insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1997 is estimated to be $117 million.

      The American Foundation Preferred Stock pays, when and if declared, annual minimum cumulative dividends of $0.1 million and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million.

      In 1995, Protective paid common dividends of $5.0 million to PLC. American Foundation paid preferred dividends of $0.1 million in both 1996 and 1995. Protective and American Foundation expect to continue to be able to pay cash dividends, subject to their earnings and financial condition and other relevant factors.

Item 6.  Selected Financial Data
      Not required in accordance with General Instruction I(2)(a).

Item 7.  Management's Narrative Analysis of the Results of Operations
      In accordance with General Instruction I(2)(a), Protective includes the following analysis with the reduced disclosure format.

Revenues
      The following table sets forth revenues by source for the periods shown:

                                              Year Ended             Percentage
                                               December 31           Increase
                                          ----------------------     ----------
                                            1996           1995
                                          --------        ------
                                             (in thousands)

 Premiums and policy fees.................$462,050      $411,682          12.2%
 Net investment income.................... 498,781       458,433           8.8%
 Realized investment gains (losses).......   5,510         1,951         182.4%
 Other income.............................   5,010         1,355         269.7%
                                       -----------    -----------
                                          $971,351      $873,421

      Premiums and policy fees increased $50.4 million or 12.2% in 1996 over 1995. The coinsurance by the Acquisitions Division of three blocks of policies in the first and fourth quarters of 1996 resulted in a $19.2 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in an $11.1 million decrease in premiums and policy fees. Premiums and policy fees from the Financial Institutions Division increased $7.8 million. This resulted from the coinsurance of a block of policies in the second quarter of 1996 representing a $32.6 million increase in premiums and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement begun in 1995. Premiums and policy fees from the Group Division increased $14.1 million. Premiums and policy fees related to the Group Division's dental business increased $22.5 million. This increase was partially offset by a reduction to premiums related to a refund of premiums to certain cancer insurance policyholders and to decreases in traditional group health premiums. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $17.7 million and $3.6 million, respectively.

      On October 7, 1996, Protective announced that it would make voluntary refunds to certain of its cancer insurance policyholders and would reduce premium rates charged to such policyholders until certain conditions are met. The estimated refunds reduced the Group Division's premiums and policy fees, as noted above.

      Net investment income for 1996 was $40.3 million or 8.8% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity and guaranteed investment contract (GIC) deposits and to acquisitions. The assumption of four blocks of policies during 1996 resulted in an increase in net investment income of $18.4 million in 1996. The percentage earned on average cash and investments was 7.8% in 1996 and 7.9% in 1995.

      Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective has classified its fixed maturities and certain other securities as "available for sale." The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities.

      In 1996, realized investment losses on the sale of fixed maturity and equity securities of $5.4 million were more than offset by realized investment gains of $10.9 million incurred from sales of mortgage loans and other investments that occurred to maintain proper matching of assets and liabilities. Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $30.9 million at December 31, 1996 and $32.7 million at December 31, 1995. Additions and reductions to the allowance are included in realized investment gains (losses).

      Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC. Other income increased $3.7 million in 1996 as compared to 1995.

Income Before Income Tax
      The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                      Income (Loss) Before
                                                           Income Tax
                                                      Year Ended December 31
                                                      1996              1995
                                                    --------           ------
                                                          (in thousands)

     Business Segment
     Acquisitions...................................$ 53,564         $  50,376
     Financial Institutions.........................   8,966             7,701
     Group..........................................     821             9,107
     Guaranteed Investment Contracts................. 32,130            28,979
     Individual Life................................. 15,898            16,206
     Investment Products.............................  9,823            10,933
     Corporate and Other............................. (2,410)           (6,490)
     Unallocated Realized Investment Gains (Losses)..  6,517               921
                                                   ---------        ---------
                                                    $125,309         $ 117,733
                                                    ========        ==========

      In the 1996 first quarter Protective changed the way it allocates certain expenses to its operating divisions. Accordingly, prior period division results have been restated to reflect the change.

      Pretax earnings from the Acquisitions Division increased $3.2 million in 1996 as compared to 1995. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's most recent acquisitions resulted in a $4.7 million increase in pretax earnings.

      The Financial Institutions Division's 1996 pretax earnings increased $1.3 million compared to 1995. Included in the Division's 1996 results are earnings from the coinsurance of a block of policies in the second quarter of 1996. A reinsurance arrangement begun in the first quarter of 1995 reduced the
Division's reported earnings by approximately $3.3 million, which was contemplated when the arrangement was entered into.

      Group 1996 pretax earnings of $0.8 million were $8.3 million lower than 1995. The previously discussed estimate for the refund of cancer premiums and related expenses resulted in a $6.8 million decrease in the Division's pretax earnings. Improved dental earnings were offset by lower traditional group health earnings.

      The Guaranteed Investment Contracts ("GIC") Division had pretax operating earnings of $40.1 million in 1996 and $33.0 million in 1995. The 1996 increase was due to improved operating spreads and to the growth in GIC deposits. Realized investment losses associated with this Division in 1996 were $8.0 million as compared to $4.0 million in 1995. As a result, total pretax earnings were $32.1 million in 1996 and $29.0 million in 1995. The rate of growth in GIC deposits has decreased as the amount of maturing contracts has increased.

      The Individual Life Division had 1996 pretax operating earnings of $14.7 million, $1.4 million below 1995. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $15.9 million in 1996 which was $0.3 million lower than 1995 in which there were no realized investment gains.

      The Investment Products Division's 1996 pretax operating earnings were $7.8 million which was $0.3 million higher than 1995. Earnings increased due to growth in variable annuity deposits. Realized investment gains, net of related amortization of deferred policy acquisition costs, were $2.0 million in 1996 as compared with $3.4 million in 1995. As a result, total pretax earnings were $9.8 million in 1996 and $10.9 million in 1995.

      The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax losses for this segment were $4.1 million lower in 1996 as compared to 1995 primarily due to increased net investment income on capital.

Income Tax Expense
      The following table sets forth the effective income tax rates for the periods shown:

      Year Ended                                           Effective Income
      December 31                                                Tax Rates
      -----------                                          ---------------
      1996...........................................           34.1%
      1995...........................................           34.0

      Management's current estimate of the effective income tax rate for 1997 is 34.0%.

Net Income
      The following table sets forth net income for the periods shown:

                                                          Net Income
      Year Ended                                                  Percentage
      December 31                                     Amount      Increase
                                                          (in thousands)
      1996..................................         $82,543          6.2%
      1995..................................          77,696          6.8

      Compared to 1995, net income in 1996 increased 6.2%, reflecting improved operating earnings in the Acquisitions, Financial Institutions, GIC and Investment products, and the Corporate and Other segment, and higher realized investment gains, offset by lower operating earnings in the Group and Individual Life Divisions.

Recently Issued Accounting Standards
      For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants..................................
Consolidated Statements of Income for the years ended
     December 31, 1996, 1995, and 1994.......................
Consolidated Balance Sheets as of December 31, 1996 and 1995.......
Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1996, 1995, and 1994...............................
Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995, and 1994.............................
Notes to Consolidated Financial Statements.........................
Financial Statement Schedules:
 Schedule III-- Supplementary Insurance Information................
 Schedule IV-- Reinsurance.........................................

      All other schedules to the consolidated  financial  statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

        We have audited the consolidated financial statements and the financial statement schedules of Protective Life Insurance Company and Subsidiaries listed in the index on page 7 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                            /s/ COOPERS & LYBRAND L.L.P.
                            COOPERS & LYBRAND L.L.P.

February 11, 1997
Birmingham, Alabama




                        PROTECTIVE LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                                                Year Ended December 31
                                                                             1996         1995        1994
                                                                           --------     --------    ------
REVENUES
   Premiums and policy fees (net of reinsurance ceded: 1996-$308,174;
     1995-$333,173; 1994-$172,575)........................................$462,050      $411,682    $402,772
   Net investment income.................................................. 498,781       458,433     408,933
   Realized investment gains (losses).....................................   5,510         1,951       6,298
   Other income...........................................................   5,010         1,355      11,977
                                                                         ----------    ---------   ---------
                                                                           971,351       873,421     829,980
                                                                          ---------    ---------    ---------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 1996-$215,424;
     1995-$247,224; 1994-$112,922)........................................ 626,893       553,100     517,110
   Amortization of deferred policy acquisition costs......................  91,001        82,700      88,089
   Other operating expenses (net of reinsurance ceded: 1996-$81,839;
     1995-$84,855; 1994-$14,326).......................................... 128,148       119,888     119,203
                                                                          ---------     --------    --------
                                                                           846,042       755,688     724,402
                                                                          ---------     --------    --------

INCOME BEFORE INCOME TAX.................................................  125,309       117,733     105,578
INCOME TAX EXPENSE (BENEFIT)
     Current..............................................................  44,908        47,009      37,586
     Deferred.............................................................  (2,142)       (6,972)     (4,731)
                                                                          ---------     ---------   ---------
                                                                            42,766        40,037      32,855
                                                                          ---------     ---------   ---------
NET INCOME............................................................... $ 82,543      $ 77,696    $ 72,723
                                                                          ========      ========    ========


                 See notes to consolidated financial statements.


                                        9




                        PROTECTIVE LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                   December 31
                                                                                              1996            1995
ASSETS                                                                                      ----------    ----------
Investments:
    Fixed maturities, at market (amortized cost: 1996-$4,648,525; 1995-$3,789,926)......... $4,662,997    $3,891,932
    Equity securities, at market (cost: 1996-$31,669; 1995-$35,448)........................     35,250        38,711
    Mortgage loans on real estate..........................................................  1,503,781     1,835,057
    Investment real estate, net of accumulated depreciation (1996-$911; 1995-$1,032).......     14,172        20,788
    Policy loans...........................................................................    166,704       143,372
    Other long-term investments............................................................     29,193        43,875
    Short-term investments.................................................................    101,215        46,891
                                                                                             ---------  ------------
        Total investments                                                                    6,513,312     6,020,626
Cash.......................................................................................    114,384         6,198
Accrued investment income..................................................................     70,541        61,004
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (1996-$2,525; 1995-$2,342).....................................................     43,469        35,492
Reinsurance receivables....................................................................    332,614       271,018
Deferred policy acquisition costs..........................................................    488,201       410,183
Property and equipment, net................................................................     35,489        34,211
Receivables from related parties...........................................................                    1,961
Other assets...............................................................................     14,636        13,096
Assets related to separate accounts........................................................    550,697       324,904
                                                                                           -----------  ------------
                                                                                            $8,163,343    $7,178,693

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims..................................................... $2,448,449    $1,928,154
     Unearned premiums.....................................................................    257,553       193,767
                                                                                           -----------  ------------
                                                                                             2,706,002     2,121,921
Guaranteed investment contract deposits....................................................  2,474,728     2,451,693
Annuity deposits...........................................................................  1,331,067     1,280,069
Other policyholders' funds.................................................................    142,221       134,380
Other liabilities..........................................................................    117,847       109,538
Accrued income taxes.......................................................................      1,854           838
Deferred income taxes......................................................................     37,722        67,420
Indebtedness to related parties............................................................     25,014        34,693
Liabilities related to separate accounts...................................................    550,697       324,904
                                                                                           -----------     ---------
       Total liabilities...................................................................  7,387,152     6,525,456
                                                                                            ----------    ----------

COMMITMENTS AND CONTINGENT LIABILITIES -- NOTE G

REDEEMABLE PREFERRED STOCK, $1.00 par value, at redemption value
     Shares authorized and issued: 2,000...................................................                    2,000
                                                                                                        ------------

STOCKHOLDER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000.............................          2
Common Stock, $1.00 par value..............................................................      5,000         5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital.................................................................    237,992       144,494
Net unrealized gains on investments (net of income tax: 1996-$3,601; 1995-$31,157).........      6,688        57,863
Retained earnings..........................................................................    532,088       449,645
Note receivable from PLC Employee Stock Ownership Plan.....................................     (5,579)       (5,765)
                                                                                           ------------  ------------
       Total stockholder's equity..........................................................     776,191      651,237
                                                                                           ------------ ------------
                                                                                            $8,163,343    $7,178,693





                 See notes to consolidated financial statements.

                                       10




                        PROTECTIVE LIFE INSURANCE COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                (Dollars in thousands, except per share amounts)


                                                                                                              Note
                                                                                   Net                        Rec.
                                                                       Additional  Unrealized                 From     Total
                                                  Preferred  Common    Paid-In     Gains (Losses)   Retained  PLC      Stockholder's
                                                  Stock      Stock     Capital     on Investments   Earnings  ESOP     Equity
Balance, December 31, 1993.......................            $5,000   $126,494     $39,284          $305,176  $(5,964) $469,990
    Net income for 1994..........................                                                     72,723             72,723
    Preferred dividends ($425 per share).........                                                       (850)             (850)
    Decrease in net unrealized gains on
     investments.................................                                 (146,816)                            (146,816)
    Decrease in note receivable from PLC ESOP....                                                                  28        28
                                                ----------------------------------------------------------------------------------
Balance, December 31, 1994.......................             5,000   126,494     (107,532)         377,049    (5,936)   395,075
    Net income for 1995..........................                                                    77,696               77,696
    Common dividends ($1.00 per share)...........                                                    (5,000)              (5,000)
    Preferred dividends ($50 per share)..........                                                      (100)                (100)
    Increase in net unrealized gains on investments                                165,395                               165,395
    Capital contribution from PLC................                      18,000                                             18,000
    Decrease in note receivable form PLC ESOP....                                                                 171        171
                                                 ---------------------------------------------------------------------------------
Balance, December 31, 1995......................              5,000   144,494       57,863          449,645    (5,765)   651,237
    Net income for 1996.........................                                                     82,543               82,543
    Redemption feature of preferred stock
      removed-Note I                              $   2                 1,998                                              2,000
    Preferred dividends ($50 per share)........                                                        (100)                (100)
    Decrease in net unrealized gains on
      investments..............................                                    (51,175)                              (51,175)
    Capital contribution from PLC..............                        91,500                                             91,500
    Decrease in note receivable from PLC ESOP..                                                                   186        186
                                                 ----------------------------------------------------------------------------------
Balance, December 31, 1996                        $   2      $5,000  $237,992       $6,688         $532,088   $(5,579)  $776,191
                                                  =====      ======  ========    ==========        ========    ======   ========




                 See notes to consolidated financial statements.

                                       11




                        PROTECTIVE LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                                                        December 31
                                                                                              1996           1995          1994
                                                                                         --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................................................$ 82,543       $77,696     $72,723
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs....................................  91,001        84,501      88,089
       Capitalization of deferred policy acquisition costs.................................. (77,078)      (89,266)   (127,566)
       Depreciation expense.................................................................   5,333         4,317       4,280
       Deferred income taxes................................................................  (2,442)       (6,971)     (4,731)
       Accrued income taxes.................................................................     893         5,537     (12,182)
       Interest credited to universal life and investment products.......................... 280,377       286,710     260,081
       Policy fees assessed on universal life and investment products.......................(116,401)     (100,840)    (85,532)
       Change in accrued investment income and other receivables............................ (70,987)     (161,924)    (32,242)
       Change in policy liabilities and other policyholder funds of traditional life
           and health products                                                               133,621       201,353      61,322
       Change in other liabilities........................................................     7,209        (3,270)     18,564
       Other (net)........................................................................    (4,281)       (6,634)     (1,475)
                                                                                           --------- -------------- -----------
Net cash provided by operating activities.................................................   329,788       291,209     241,331
                                                                                            -------- -------------  -----------

CASHFLOWS FROM  INVESTING  ACTIVITIES
    Maturities and principal reduction of investments:
       Investments available for sale..................................................... 1,327,323     2,014,060     386,498
       Other..............................................................................   168,898        78,568     153,945
    Sale of investments:
       Investment available for sale...................................................... 1,569,119     1,523,454     630,095
       Other..............................................................................   568,218       141,184      59,550
    Cost of investments acquired:
       Investments available for sale.................................................... (3,798,631)   (3,626,877) (1,807,658)
       Other.............................................................................   (400,322)     (540,648)   (220,839)
    Acquisitions and bulk reinsurance assumptions.........................................   264,126                   106,435
    Purchase of property and equipment...................................................     (6,899)       (5,629)     (4,889)
    Sale of property and equipment.......................................................        288           286         470
                                                                                            ---------     ----------  ----------
Net cash used in investing activities....................................................   (307,880)     (415,602)   (696,393)
                                                                                           ---------     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under line of credit arrangements and long-term debt........................  941,438     1,162,700     572,586
    Capital contribution from PLC..........................................................   91,500        18,000
    Principal payments on line of credit arrangements and long-term debt................... (941,438)   (1,162,700)   (572,704)
    Principal payment on surplus note to PLC...............................................  (10,000)       (4,750)     (9,500)
    Dividends to stockholder...............................................................     (100)       (5,100)       (850)
    Investment product deposits and change in universal life deposits......................  949,122       908,063   1,417,980
    Investment product withdrawals..........................................................(944,244)     (785,622)   (976,401)
                                                                                            --------     ---------   ----------
Net cash provided by financing activities...................................................  86,278       130,591     431,111
                                                                                            --------     ---------   ----------

INCREASE(DECREASE) IN CASH.................................................................. 108,186         6,198     (23,951)
CASH AT BEGINNING OF YEAR...................................................................   6,198             0      23,951
                                                                                            ----------   ---------   ----------
CASH AT END OF YEAR........................................................................$ 114,384     $   6,198   $       0
                                                                                             =========   =========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the year:
       Interest on debt.....................................................................$  4,633     $   6,029   $   5,029
       Income taxes.........................................................................  43,478     $  41,397   $  49,765

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Reduction of principal on note from ESOP................................................$    186     $     171   $      28
    Acquisitions and bulk reinsurance assumptions
       Assets acquired......................................................................$296,935     $     613   $ 117,349
       Liabilities assumed..................................................................(364,862)      (21,800)   (166,595)
                                                                                            --------- -------------  ----------
       Net..................................................................................$(67,927)    $ (21,187)  $ (49,246)
                                                                                            =========  ============  ==========



                 See notes to consolidated financial statements.

                                       12

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

      NATURE OF OPERATIONS
      Protective markets individual life insurance; group life, health, dental, and cancer insurance; annuities and investment products; credit life and disability insurance; and guaranteed investment contracts. Its products are distributed nationally through independent agents and brokers; through stockbrokers and financial institutions to their customers; through company sales representatives; and through other insurance companies. Protective also seeks to acquire blocks of insurance policies from other insurers.

      The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors.

      RECENTLY ISSUED ACCOUNTING STANDARDS
      In 1995 Protective adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that Protective will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of this accounting standard did not have a material effect on Protective's financial statements.

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

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)


Note A -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

    In 1996 Protective adopted SFAS No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain
Long-Duration Participating Contracts;" SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of these accounting standards did not have a material effect on Protective's financial statements.

    INVESTMENTS
    Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale."

    Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

    o  Fixed  maturities  (bonds,  bank  loan  participations,   and  redeemable
       preferred stocks) -- at current market value.

    o Equity securities (common and nonredeemable preferred stocks) -- at current market value.

    o Mortgage loans on real estate -- at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

    o Investment real estate -- at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

    o  Policy loans -- at unpaid balances.

    o Other long-term investments -- at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

    o Short-term investments -- at cost, which approximates current market value.

    Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $3.4 million in bank deposits voluntarily restricted as to withdrawal.

    As prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of stockholder's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective's operations, its reported stockholder's equity will fluctuate significantly as interest rates change.

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)


Note A -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                        1996            1995
                                                    --------------    ---------

  Total investments................................  $6,495,259      $5,915,357
  Deferred policy acquisition costs................     495,965         426,432
  All other assets.................................   1,161,830         747,884
                                                    -------------     ---------
                                                     $8,153,054      $7,089,673

  Deferred income taxes........................... $     34,121    $     36,263
  All other liabilities...........................    7,349,430       6,458,036
                                                     -----------    ------------
                                                      7,383,551       6,494,299
  Redeemable preferred stock......................                        2,000
  Stockholder's equity............................      769,503         593,374
                                                    ------------    ------------
                                                     $8,153,054      $7,089,673

    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

    DERIVATIVE FINANCIAL INSTRUMENTS
    Protective does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. Net realized losses of $0.2 million and $15.2 million were deferred in 1996 and 1995 respectively. At December 31, 1996 and 1995, options and open futures contracts with notional amounts of $805.0 million and $25.0 million, respectively, had net unrealized losses of $1.9 million and $0.6 million respectively.

    Protective uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At December 31, 1996, related open interest rate swap contracts with a notional amount of $150.3 million were in a $0.7 million net unrealized loss position. At December 31, 1995, related open interest rate swap contracts with a notional amount of $170.3 million were in a $1.3 million net unrealized gain position.

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

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are In thousands)


Note A -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Property and equipment consisted of the following at December 31:

                                                       1996            1995
                                                       -----------  ---------

      Home office building...........................  $36,586         $35,284
      Other, principally furniture and equipment.....   35,401          30,356
                                                       -------        --------
                                                       71,987          65,640
      Accumulated depreciation.......................  36,498          31,429
                                                      --------        --------
                                                      $35,489         $34,211


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

      REVENUES, BENEFITS, CLAIMS, AND EXPENSES
          o Traditional Life and Health Insurance Products-- Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)

Note A -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Activity in the liability for unpaid claims is summarized as follows:

                                            1996           1995          1994
                                        -------------- ---------- -------------

      Balance beginning of year..........$  73,642      $ 79,462      $ 77,191
      Less reinsurance...................    3,330          5,024         3,973
                                         ----------      ---------     ---------

      Net balance beginning of year......   70,312         74,438        73,218
                                         ----------       --------      --------

      Incurred related to:
      Current year.......................  288,816        217,366       203,453
      Prior year.........................   (2,417)        (8,337)       (6,683)
                                         ----------      ---------      --------
      Total incurred....................   286,399        209,029       196,770
                                          ---------       --------      --------

      Paid related to:
      Current year.......................  197,163        164,321       148,548
      Prior year..........................  57,812         48,834        47,002
                                         ----------      ---------     ---------
      Total paid.........................  254,975        213,155       195,550
                                          ---------       --------      --------

      Net balance end of year............. 101,736         70,312        74,438
      Plus reinsurance....................   6,423          3,330         5,024
                                          ---------      ---------     ---------

      Balance end of year.................$108,159       $ 73,642      $ 79,462
                                           =======       ========      ========

          o Universal Life and Investment Products-- Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 1996.

          At December 31, 1996, Protective estimates the fair value of its guaranteed investment contracts to be $2,462.0 million using discounted cash flows. The surrender value of Protective's annuities which approximates fair value was $1,322.3 million.

          o Policy Acquisition Costs-- Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.
                                       17

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)

Note A -- SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. For acquisitions occurring after 1988, Protective amortizes the present value of future profits over the premium payment period including accrued interest at 8%. The unamortized present value of future profits for such acquisitions was approximately $138.2 million and $102.5 million at December 31, 1996 and 1995, respectively. During 1996 $57.6 million of present value of future profits on acquisitions made during the year was capitalized, and $10.8 million was amortized. The unamortized present value of future profits for all acquisitions was $155.9 million at December 31, 1996 and $123.9 million at December 31, 1995.

      PARTICIPATING POLICIES
      Participating business comprises approximately 1% of the individual life insurance in force and 2% of the individual life insurance premium income. Policyholder dividends totaled $4.1 million in 1996 and $2.6 million in 1995 and 1994.

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

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)


Note B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES (Continued)

     The  reconciliations  of net income and  stockholder's  equity  prepared in
conformity  with  statutory   reporting   practices  to  that  reported  in  the
accompanying consolidated financial statements are as follows:

                                                                         Net Income                           Stockholder's Equity
                                                            ------------------------------------------------------------------------
                                                             1996         1995       1994            1996        1995      1994
                                                            --------- ---------- ----------        --------  -----------------
In conformity with statutory reporting practices:
    Protective Life Insurance Company.......................   $ 97,779  $ 105,744   $ 54,812        $454,320  $ 322,416   $304,858
    Wisconsin National Life Insurance
      Company...............................................     15,011     10,954     10,132          66,577     62,529     57,268
    American Foundation Life Insurance
      Company...............................................      2,558      3,330      3,072          18,031     18,781     20,327
    Capital Investors Life Insurance Company................         81        182        170           1,458      1,315      1,125
    Empire General Life Assurance
      Corporation...........................................        905      1,003        690          20,509     20,685     21,270
    Protective Life Insurance Corporation of
      Alabama...............................................        484        546         69           2,660      2,675      2,133
    Protective Life Insurance Company of
      Kentucky..............................................         19                                 3,030
    Community National Assurance Company....................                                            5,100
    Consolidation elimination...............................     (14,500)    (6,500)                 (115,365)  (103,985)  (100,123)
                                                                --------  ---------   --------       --------   --------   ---------
                                                                102,337    115,259     68,945         456,320    324,416    306,858
Additions (deductions) by adjustment:
    Deferred policy acquisition costs, net of
      amortization..........................................     (2,830)      (765)   41,718         488,201    410,183    434,200
    Policy liabilities and accruals.........................    (11,633)   (48,330)  (34,632)       (192,628)  (186,512)  (140,298)
    Deferred income tax.....................................      2,142      6,972     4,731         (37,722)   (67,420)    14,667
    Asset Valuation Reserve.................................                                          64,233    105,769     24,925
    Interest Maintenance Reserve............................     (2,142)    (1,235)   (1,716)         17,682     14,412      3,583
    Nonadmitted items.......................................                                          21,610     20,603     21,445
    Timing and valuation differences on
      mortgage loans on real estate and fixed
      maturity investments..................................      5,913       (619)     (961)        (1,708)     27,158      6,258
    Net unrealized gains and losses on
      investments...........................................                                          4,361      55,765   (106,913)
    Realized investment gains (losses)......................       (468)     6,781     (6,664)
    Noninsurance affiliates.................................     11,104        (22)                 154,143          (9)         0
    Consolidation elimination...............................    (16,858)     2,515     (4,415)     (191,049)    (46,222)  (162,835)
    Other adjustments, net..................................     (5,022)    (2,860)     5,717        (7,252)     (4,906)    (4,815)
                                                                --------  --------- ----------     ---------  ----------- ----------

In conformity with generally accepted
    accounting principles...................................   $ 82,543  $  77,696   $ 72,723      $776,191   $ 653,237   $397,075
                                                               ========  =========   ========      ========   =========   ========





                                       19

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)


Note C -- INVESTMENT OPERATIONS

      Major categories of net investment income for the years ended December 31 are summarized as follows:

                                               1996         1995          1994
                                              --------    ---------     -------

      Fixed maturities.....................   $310,353    $272,942      $237,264
      Equity securities................ ...      2,124       1,338         2,435
      Mortgage loans on real estate........    153,463     162,135       141,751
      Investment real estate...............      1,875       1,855         1,950
      Policy loans......................  .     10,378       8,958         8,397
      Other, principally short-term investments 51,637      40,348        35,062
                                             ---------     --------     --------
                                               529,830     487,576       426,859
      Investment expenses..................     31,049      29,143        17,926
                                            ----------     --------     --------
                                              $498,781    $458,433      $408,933
                                              ========    ========      ========

            Realized investment gains (losses) for the years ended December 31 are summarized as follows:

      Fixed maturities.....................   $ (7,101)   $  6,118     $ (8,646)
      Equity securities.....................     1,733          44        7,735
      Mortgage loans and other investments..    10,878      (4,211)       7,209
                                              --------     --------      -------
                                              $  5,510     $ 1,951     $  6,298
                                              ========     ========    ========

      Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $30.9 million at December 31, 1996 and $32.7 million at December 31, 1995. Additions and reductions to the allowance are included in realized investment gains (losses). Without such additions/reductions, Protective had net realized investment gains of $3.7 million in 1996, net realized investment losses of $0.5 million in 1995, and net realized investment gains of $6.3 million in 1994.

      In 1996, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $6.9 million and gross losses were $11.8 million. In 1995, gross gains were $18.0 million and gross losses were $11.8 million. In 1994, gross gains on the sale of fixed maturities were $15.2 million and gross losses were $16.4 million.

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)


Note C -- INVESTMENT OPERATIONS (Continued)

      The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:

                                                                                      Gross         Gross        Estimated
                                                                   Amortized       Unrealized     Unrealized       Market
            1996                                                      Cost           Gains          Losses         Values
            ----                                                 -------------- --------------  -------------   ---------

            Fixed maturities:
               Bonds:
                    Mortgage-backed.............................$2,192,978           $ 29,925       $20,810        $2,202,093
                    United States Government and
                      authorities...............................   348,318                661         1,377           347,602
                    States, municipalities, and
                      political subdivisions....................     5,515                 47             9             5,553
                    Public utilities............................   364,692              2,205           337           366,560
                    Convertibles and bonds with
                      warrants..................................       679                  0           158               521
                    All other corporate bonds................... 1,679,276             33,879        29,388         1,683,767
               Bank loan participations.........................    49,829                  0             0            49,829
               Redeemable preferred stocks......................     7,238                 60           226             7,072
                                                                 ----------         ---------     ----------       ----------
                                                                 4,648,525             66,777        52,305         4,662,997
            Equity securities...................................    31,669              9,570         5,989            35,250
            Short-term investments..............................   101,215                  0             0           101,215
                                                                 ----------         ----------    ---------        ----------
                                                                $4,781,409           $ 76,347   $    58,294        $4,799,462
                                                                 ==========          ========   ============       ==========


                                                                                    Gross           Gross         Estimated
                                                                      Amortized     Unrealized     Unrealized      Market
            1995                                                      Cost           Gains         Losses          Values
            ----                                                 -------------- --------------  -------------   ---------

            Fixed maturities:
               Bonds:
                    Mortgage-backed                             $2,006,858           $  46,934   $  4,017          $2,049,775
                    United States Government and
                     authorities                                   105,388               2,290        101             107,577
                    States, municipalities, and
                      political subdivisions                        10,888                 702          0              11,590
                    Public utilities                               322,110               5,904        770             327,244
                    Convertibles and bonds with
                      warrants                                         638                   0        145                 493
                    All other corporate bonds                    1,117,376              59,045      7,573           1,168,848
               Bank loan participations                            220,811                   0          0             220,811
               Redeemable preferred stocks                           5,857                  61        324               5,594
                                                                -----------          ---------    --------          ---------
                                                                 3,789,926             114,936     12,930           3,891,932
            Equity securities...................................    35,448               6,438      3,175              38,711
            Short-term investments..............................    46,891                   0          0              46,891
                                                                ----------           ---------    --------          ---------
                                                                $3,872,265            $121,374   $ 16,105          $3,977,534
                                                                ==========            ========   =========         ==========




                                       21

                        PROTECTIVE LIFE INSURANCE COMPANY

                 (All dollar amounts in tables are in thousands)


Note C -- INVESTMENT OPERATIONS (Continued)

      The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.
                                                                      Estimated
                                                         Amortized      Market
                                                            Cost        Values
1996
      Due in one year or less.....................     $   417,463  $  420,774
      Due after one year through five years.......       1,547,805   1,546,278
      Due after five years through ten years......       2,090,149   2,095,781
      Due after ten years.........................         593,108     600,164
                                                       ------------ ------------
                                                       $ 4,648,525  $4,662,997

                                                                       Estimated
                                                         Amortized      Market
                                                            Cost        Values
1995
      Due in one year or less.....................      $   409,514   $ 411,839
      Due after one year through five years.......        1,087,735   1,101,226
      Due after five years through ten years......        1,477,807    1,524,555
      Due after ten years.........................          814,870     854,312
                                                      ------------------------
                                                         $3,789,926  $3,891,932

   The approximate percentage distribution of Protective's fixed maturity investments by quality rating at December 31 is as follows:

      Rating                                                   1996      1995
      ------                                                 -----------------
       AAA.........................................           48.3%      56.1%
       AA..........................................            4.4        4.5
       A...........................................           22.6       12.6
       BBB
         Bonds.....................................           21.1       19.0
         Bank loan participations..................            0.1        0.4
       BB or Less
         Bonds.....................................            2.5        2.0
         Bank loan participations..................            0.9        5.3
       Redeemable preferred stocks.................            0.1        0.1
                                                             -------    -------
                                                             100.0%     100.0%
                                                              =====      =====

      At December 31, 1996 and 1995, Protective had bonds which were rated less than investment grade of $117.5 million and $75.7 million, respectively, having an amortized cost of $137.0 million and $82.2 million, respectively. Additionally, Protective had bank loan participations which were rated less than investment grade of $43.6 million and $206.0 million, respectively, having an amortized cost of $43.6 million and $206.0 million, respectively.

      The change in unrealized gains (losses), net of income tax on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                              1996         1995         1994
                                           ----------- ------------- --------
Fixed maturities.........................  $(56,898)    $199,024     $(175,723)
Equity securities........................  $    207     $  2,740     $  (5,342)

      At December 31, 1996, all of Protective's mortgage loans were commercial loans of which 78% were retail, 8% were office buildings, and 7% were warehouses. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 4% of mortgage loans. Approximately 84% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: South Carolina, Florida, Georgia, Tennessee, Texas, North Carolina, Alabama, Virginia, Mississippi, Kentucky, Ohio, Indiana, Arizona, and Washington.

      Many of the mortgage loans have call provisions after five to seven years. Assuming the loans are called at their next call dates, approximately $126.7 million would become due in 1997, $761.8 million in 1998 to 2001, and $250.8 million in 2002 to 2006.

      At December 31, 1996, the average mortgage loan was $1.7 million, and the weighted average interest rate was 9.3%. The largest single mortgage loan was $13.6 million. While Protective's mortgage loans do not have quoted market values, at December 31,1996 and 1995, Protective estimates the market value of its mortgage loans to be $1,581.7 million and $2,001.1 million, respectively, using discounted cash flows from the next call date.

      At December 31, 1996 and 1995, Protective's problem mortgage loans and foreclosed properties totaled $23.7 million and $26.1 million, respectively. Protective's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective's evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

      Certain investments, principally real estate, with a carrying value of $18.8 million were nonincome producing for the twelve months ended December 31, 1996.

      Protective believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits. Policy loan interest rates generally range from 4.5% to 8.0%. The fair values of Protective's other long-term investments approximate cost.

Note D -- FEDERAL INCOME TAXES

      Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                              1996        1995        1994
                                                                           ----------  ----------  -------
Statutory federal income tax rate applied to pretax income.................  35.0%       35.0%       35.0%
Dividends received deduction and tax-exempt interest.......................  (0.4)       (0.5)       (0.4)
Low-income housing credit..................................................  (0.6)       (0.7)       (0.7)
Tax benefits arising from prior acquisitions and other
 adjustments...............................................................   0.1         0.2        (2.8)
                                                                             ----       -----        -----
Effective income tax rate..................................................  34.1%       34.0%       31.1%
                                                                            ====        ====        ====

      The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

      Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                 1996        1995         1994
                                                ----------  ----------   -------
Deferred policy acquisition costs............. $(16,321)   $ (11,606) $  34,561
Benefit and other policy liability changes....   15,542       52,496    (52,288)
Temporary differences of investment income....   (1,163)     (34,175)    15,524
Other items....................................    (200)     (13,687)    (2,528)
                                               -----------   ---------   -------
                                               $ (2,142)   $  (6,972)   $(4,731)
                                               ==========   =========    =======

      The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                          1996          1995
Deferred income tax assets
 Policy and policyholder liability reserves.......      $  80,151     $ 63,830
  Other............................................         2,503        2,303
                                                      -----------   ----------
                                                           82,654       66,133
Deferred income tax liabilities:
  Deferred policy acquisition costs.................      117,696      102,154
  Unrealized gain on investments....................        2,680       31,399
                                                     ------------    ----------
                                                          120,376      133,553
                                                     ------------    ----------
  Net deferred income tax liability                     $  37,722     $ 67,420
                                                        =========     ========

      Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1996 was approximately $50.7 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $439 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Protective does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

      Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E -- DEBT

      At December 31, 1996, PLC had borrowed under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital.

      Protective has arranged sources of credit to temporarily fund scheduled investment commitments. Protective expects that the rate received on its investments will equal or exceed its borrowing rate. Protective had no such temporary borrowings outstanding at December 31, 1996 and 1995.

      Included in indebtedness to related parties are three surplus debentures issued by Protective to PLC. At December 31, 1996, the balance of the three surplus debentures combined was $24.7 million. Future maturities of these debentures are $4.7 million in 1997 and $20.0 million in 2003.

      Interest expense on borrowed money totaled $4.6 million, $6.0 million, and $5.0 million, in 1996, 1995, and 1994, respectively.

Note F -- ACQUISITIONS

      In June 1995 Protective acquired through coinsurance a block of term life insurance policies. In January 1996 Protective acquired through coinsurance a block of life insurance policies. In June 1996 Protective acquired through coinsurance a block of credit life insurance policies. In December 1996 Protective acquired a small life insurance company and acquired through coinsurance a block of life insurance policies.

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

      A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which Protective does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. Protective and its subsidiaries, like other life and health insurers, from time to time are involved in such litigation. Pending litigation includes a class action filed in Jefferson County (Birmingham), Alabama with respect to cancer premium refunds. Although the outcome of any litigation cannot be predicted with certainty, Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position of Protective.

Note H -- STOCKHOLDER'S EQUITY AND RESTRICTIONS

      At December 31, 1996, approximately $413 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred in the form of dividends, loans, or advances to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1997 is estimated to be $117 million.

Note I -- PREFERRED STOCK

      PLC owns all of the 2,000 shares of preferred stock issued by Protective's subsidiary, American Foundation. During 1996, American Foundation's articles of incorporation were amended such that the preferred stock is redeemable solely at the discretion of American Foundation. At December 31, 1995 the preferred stock was reported "Redeemable Preferred Stock", whereas at December 31, 1996 it is reported as a component of stockholder's equity. The stock pays, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million. Dividends of $0.1 million, $0.1 million, and $0.9 million were paid to PLC in 1996, 1995, and 1994, respectively.

Note J -- RELATED PARTY MATTERS

      Receivables from related parties consisted of receivables from affiliates under control of PLC in the amount of $2.0 million at December 31, 1995. Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

      On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $5.6 million at December 31, 1996, is accounted for as a reduction to stockholder's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

      Protective leases furnished office space and computers to affiliates. Lease revenues were $3.7 million in 1996, $3.1 million in 1995, and $2.8 million in 1994. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $50.4 million, $38.1 million, and $29.8 million in 1996, 1995, and 1994, respectively. Commissions paid to affiliated marketing organizations of $7.4 million, $10.9 million, and $10.1 million in 1996, 1995, and 1994, respectively, were included in deferred policy acquisition costs.

      Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees for various types of group insurance. Such premiums and policy fees amounted to $31.2 million, $21.2 million, and $21.1 million in 1996, 1995, and 1994, respectively. Protective and/or PLC paid commissions, interest, and service fees to these same corporations totaling $5.0 million, $5.3 million, and $4.9 million, in 1996, 1995, and 1994, respectively.

      For a discussion of indebtedness to related parties, see Note E.

Note K -- BUSINESS SEGMENTS

      Protective operates predominantly in the life and accident and health insurance industry. The following table sets forth total revenues, income before income tax, and identifiable assets of Protective's business segments. The primary components of revenues are premiums and policy fees, net investment income, and realized investment gains and losses. Premiums and policy fees are attributed directly to each business segment. Net investment income is allocated based on directly related assets required for transacting that segment of business. In the 1996 first quarter, Protective changed the way it allocates certain expenses to its business segments. Accordingly, prior period segment results have been restated to reflect the change.

      Realized investment gains (losses) and expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

      Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

      There are no significant intersegment transactions.

                                              1996         1995          1994
                                            ----------   ----------    -------
TOTAL REVENUES
Acquisitions.................................$213,199    $ 193,544     $171,259
Financial Institutions.......................  87,320       72,758      107,481
Group........................................ 174,971      159,263      148,835
Guaranteed Investment Contracts.............. 206,407      199,468      184,212
Individual Life.............................. 169,306      139,424      122,915
Investment Products.......................... 110,821      104,984       80,076
Corporate and Other..........................   2,810        3,059        9,936
Unallocated Realized Investment Gains (Losses)  6,517          921        5,266
                                            ----------     -------     --------
                                             $971,351    $ 873,421    $ 829,980
                                             ========    =========    =========

Acquisitions.................................   21.9%        22.2%        20.7%
Financial Institutions.......................    9.0          8.3         12.9
Group........................................   18.0         18.2         17.9
Guaranteed Investment Contracts..............   21.3         22.8         22.3
Individual Life..............................   17.4         16.0         14.7
Investment Products..........................   11.4         12.0          9.7
Corporate and Other..........................    0.3          0.4          1.2
Unallocated Realized Investment Gains (Losses)   0.7          0.1          0.6
                                            ----------- ------------    --------
                                               100.0%       100.0%       100.0%
                                             =========   ==========      =======

                                                1996          1995         1994
                                             -----------    ----------   -------
INCOME BEFORE INCOME TAX
Acquisitions..................................$53,564     $ 50,376     $ 37,719
Financial Institutions......................... 8,966        7,701        7,544
Group..........................................   821        9,107       10,122
Guaranteed Investment Contracts................32,130       28,979       31,933
Individual Life................................15,898       16,206       15,957
Investment Products........................... 9,823       10,933          (796)
Corporate and Other............................(2,410)      (6,490)      (2,167)
Unallocated Realized Investment Gains (Losses). 6,517          921        5,266
                                           -----------  -----------    ---------
                                           $  125,309     $117,733     $105,578
                                            ==========     ========     ========

Acquisitions..............................       42.7%        42.8%       35.7%
Financial Institutions.....................       7.2          6.5         7.1
Group......................................       0.7          7.7         9.6
Guaranteed Investment Contracts............      25.6         24.6        30.2
Individual Life............................      12.7         13.8        15.1
Investment Products........................       7.8          9.3        (0.7)
Corporate and Other........................      (1.9)        (5.5)       (2.0)
Unallocated Realized Investment Gains (Losses)    5.2          0.8         5.0
                                           -----------    ---------    ---------
                                                100.0%       100.0%      100.0%
                                           =============   =========   =========

IDENTIFIABLE ASSETS
Acquisitions.............................. $1,579,253   $1,255,542   $1,204,883
Financial Institutions....................    344,866      265,132      211,652
Group.....................................    233,640      240,222      215,904
Guaranteed Investment Contracts...........  2,608,037    2,536,939    2,211,079
Individual Life...........................  1,034,960      887,927      752,168
Investment Products.......................  1,871,887    1,578,789    1,284,186
Corporate and Other.......................    490,700      414,142      230,832
                                          ------------ ------------ ------------
                                           $8,163,343   $7,178,693   $6,110,704
                                           ==========   ==========   ==========

Acquisitions..............................      19.3%        17.5%       19.7%
Financial Institutions....................       4.2          3.7         3.5
Group.....................................       2.9          3.3         3.5
Guaranteed Investment Contracts...........      32.0         35.3        36.2
Individual Life...........................      12.7         12.4        12.3
Investment Products.......................      22.9         22.0        21.0
Corporate and Other.......................       6.0          5.8         3.8
                                           ----------   ----------     --------
                                               100.0%       100.0%      100.0%
                                          ===========   ==========    ==========

Note L -- EMPLOYEE BENEFIT PLANS

    PLC has a defined benefit pension plan covering substantially all of its employees. The plan is not separable by affiliates participating in the plan. However, approximately 80% of the participants in the plan are employees of Protective. The benefits are based on years of service and the employee's highest thirty-six consecutive months of compensation. PLC's funding policy is to contribute amounts to the plan sufficient to meet the minimum finding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

    The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                             1996        1995
Accumulated benefit obligation, including vested benefits of $14,720 in 1996
  and $16,676 in 1995..................................................................     $15,475     $17,415
                                                                                            -------     -------
Projected benefit obligation for service rendered to date..............................     $25,196     $24,877
Plan assets at fair value (group annuity contract with Protective).....................      19,779      18,254
                                                                                           --------    --------
Plan assets less than the projected benefit obligation.................................      (5,417)     (6,623)
Unrecognized net loss from past experience different from that assumed.................       3,559       4,882
Unrecognized prior service cost........................................................         705         805
Unrecognized net transition asset......................................................         (67)        (84)
                                                                                          ----------  ----------
Net pension liability recognized in balance sheet......................................    $ (1,220)    $(1,020)
                                                                                            ========     =======

Net pension cost includes the following components for the years ended December 31:

                                                    1996        1995       1994
                                                   --------   --------   -------

Service cost-- benefits earned during the year......$1,908    $ 1,540   $ 1,433
Interest cost on projected benefit obligation....... 1,793      1,636     1,520
Actual return on plan assets........................(1,674)    (1,358)   (1,333)
Net amortization and deferral.......................   374        114       210
                                                 ---------    ---------- -------
Net pension cost...................................$ 2,401    $ 1,932   $ 1,830
                                                  =======      =======   =======

    Protective's share of the net pension cost was $1.5 million, $1.2 million, and $1.2 million, in 1996, 1995, and 1994, respectively.

    Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                1996         1995        1994
                                               ---------   ----------  -------
Weighted average discount rate................. 7.75%        7.25%       8.00%
Rates of increase in compensation level........ 5.75%        5.25%       6.00%
Expected long-term rate of return on assets.... 8.50%        8.50%       8.50%

    Assets of the pension plan are included in the general assets of Protective. Upon retirement, the amount of pension plan assets vested in the retiree is used to purchase a single premium annuity from Protective in the retiree's name. Therefore, amounts presented above as plan assets exclude assets relating to retirees.

    PLC also sponsors an unfunded Excess Benefits Plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 1996 and 1995, the projected benefit obligation of this plan totaled $7.2 million and $5.7 million, respectively.

    In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 1996 and 1995, the liability for such benefits totaled $1.4 million and $1.5 million, respectively. The expense recorded by PLC was $0.1 million in 1996 and $0.2 million in 1995 and 1994. PLC's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

    Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees' annual compensation. This plan is partially funded at a maximum of $50,000 face amount of insurance.

    PLC sponsors a defined contribution plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by
Section  401(k) of the  Internal  Revenue  Code.  In 1990,  PLC  established  an
Employee Stock Ownership Plan to match employee contributions to PLC's 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to Protective less dividends on shares held by the ESOP. At December 31, 1996, PLC had committed 52,388 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was $1.0 million, $0.7 million and $0.6 million in 1996, 1995, and 1994, respectively.

Note M -- STOCK BASED COMPENSATION

    Certain Protective employees participate in PLC's Performance Share Plan and receive stock appreciation rights (SARs) from PLC.

    Since 1973 PLC has had a Performance Share Plan to motivate senior management to focus on PLC's long-range earnings performance. The criterion for payment of performance share awards is based upon a comparison of PLC's average return on average equity over a four year award period (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life insurance companies, multiline insurers, and insurance holding companies. If PLC's results are below the median of the comparison group, no portion of the award is earned. If PLC's results are at or above the 90th percentile, the award maximum is earned. Under the plan approved by stockholders in 1992, up to 1,200,000 shares may be issued in payment of awards. The number of shares granted in 1996, 1995, and 1994 were 52,290, 72,610, and 62,140 shares, respectively, having an approximate market value on the grant date of $1.8 million, $1.6 million, and $1.4 million, respectively. At December 31, 1996, outstanding awards measured at target and maximum payouts were 279,648 and 375,470 shares, respectively. The expense recorded by PLC for the Performance Share Plan was $3.0 million, $2.9 million, and $3.6 million in 1996, 1995, and 1994, respectively.

    During 1996, stock appreciation rights (SARs) were granted to certain executives of PLC to provide long-term incentive compensation based on the performance of PLC's Common Stock. Under this arrangement PLC will pay (in shares of PLC Common Stock) an amount equal to the difference between the specified base price of PLC's Common Stock and the market value at the exercise date. The SARs are exercisable after five years (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) and expire in 2006 or upon termination of employment. The number of SARs granted during 1996 and outstanding at December 31, 1996 was 337,500. The SARs have a base price of $34.875 per share of PLC Common Stock (the market price on the grant date was $35.00 per share). The estimated fair value of the SARs on the grant date was $3.0 million. This estimate was derived using the Roll-Geske variation of the Black-Sholes option pricing model. Assumptions used in the pricing model are as follows: expected volatility rate of 15% (approximately equal to that of the S & P Life Insurance Index), a risk free interest rate of 6.35%, a dividend yield rate of 1.97%, and an expected exercise date of August 15, 2002. The expense recorded by PLC for the SARs was $0.2 million in 1996.

 Note N -- REINSURANCE

    Protective assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk Protective, generally, will not carry more than $500,000 individual life insurance on a single risk.

    Protective has reinsured approximately $18.8 billion, $17.5 billion, and $8.6 billion, in face amount of life insurance risks with other insurers representing $113.5 million, $116.1 million, and $46.0 million of premium income for 1996,1995, and 1994, respectively. Protective has also reinsured accident and health risks representing $194.7 million, $217.1 million, and $126.5 million, of premium income for 1996, 1995, and 1994, respectively. In 1996 and 1995, policy and claim reserves relating to insurance ceded of $325.9 million and $266.9 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1996 and 1995, Protective had paid $6.7 million and $4.1 million, respectively, of ceded benefits which are recoverable from reinsurers.

    During 1995 Protective entered into a reinsurance agreement whereby all of Protective's new credit insurance sales are being ceded to a reinsurer. Included in the preceding paragraph are credit life and credit accident and health insurance premiums of $47.7 million and $55.3 million respectively, and reserves totaling $135.8 million which were ceded during 1996. Also included are credit life and credit accident and health insurance premiums of $68.2 million and $57.6 million, respectively, and reserves totaling $100.8 million which were ceded during 1995.

Note O -- ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS

    The carrying amount and estimated market values of Protective's financial instruments at December 31 are as follows:

                                                            1996                                   1995
                                                 ----------------------------------------------------------

                                                                Estimated                        Estimated
                                                  Carrying       Market              Carrying     Market
                                                   Amount       Values                Amount      Values

Assets (see Notes A and C):
Investments:
     Fixed maturities.....................       $4,662,997     $4,662,997           $3,891,932   $3,891,932
     Equity securities....................           35,250         35,250               38,711       38,711
     Mortgage loans on real estate........        1,503,781      1,581,694            1,835,057    2,001,100
     Short-term investments...............          101,215        101,215               46,891       46,891
Cash......................................          114,384        114,384                6,198        6,198
Other (see Note A):
     Futures contracts....................                          (1,708)                             (633)
     Interest rate swaps..................                            (679)                            1,299



                                       30


                                           SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                           PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                             (in thousands)

-----------------------------------------------------------------------------------------------------------------------------------


COL. A              COL. B       COL. C     COL. D   COL. E        COL. F       COL. G                COL. H     COL. I     COL. J
-----------------------------------------------------------------------------------------------------------------------------------

                                                     GIC and
                                 Future              Annuity                                                     Amort.of
                     Deferred    Policy              Deposits       Premiums               Realized   Benefits   Deferred    Other
                      Policy     Benefits            and Other      and         Net        Investment and        Policy    Operating
                       Acq.       and     Unearned   Policy-        Policy      Investment Gains      Settlement Acq.      Expenses
    Segment           Costs      Costs     Premiums  holders'Funds  Fees        Income (1) (Losses)   Expenses   Costs      Exp. (1)
    -------     --------------------------   ---------------------------------------------------------------------------------------

Year Ended
December 31,1996:
  Acquisitions.......   $156,172 $1,117,159 $   1,087    $251,450   $106,543   $106,015 $       0    $118,181   $17,162     $24,292
  Financial Institutions  32,040    119,242   253,154       1,880     73,422     13,898         0      42,781    24,900      10,673
  Group .............     27,944    119,010     2,572      83,632    156,530     16,249         0     125,797     5,326      43,027
  Guaranteed Investment    1,164    149,755         0   2,474,728          0    214,369     (7,963)   169,927       509       3,840
    Contracts........
  Individual Life....    220,232    793,370       685      15,577    116,710     48,442     3,098      96,404    28,393      28,611
  Investment Products     50,637    149,743         0   1,120,557      8,189     98,719     3,858      73,093    14,710      13,197
  Corporate and Other         12        170        55         192        656      1,089         0         710         1       4,508
  Unallocated Realized
    Investment Gains
     (Losses)........          0          0         0           0          0          0     6,517           0         0           0
                     ---------------------------------------------------------------------------------------------------------------
       TOTAL.........   $488,201 $2,448,449   $257,553 $3,948,016   $462,050   $498,781    $5,510    $626,893   $91,001    $128,148
                        ======== =========== ========= ==========   ========   ========    ======    ========   =======    ========

Year Ended
December 31,1995:
  Acquisitions.......   $123,889  $ 851,994  $     590  $ 250,550   $ 98,501   $ 95,018$        0   $100,016     $20,601   $ 22,551
  Financial Institutions  36,283     84,162    189,973      1,495     65,669      9,276         0     24,020      26,809     14,229
  Group .............     24,974    123,279      2,806     85,925    142,483     14,329         0    109,447       3,052     37,657
  Guaranteed Investment
    Contracts........        993     68,704          0  2,451,693          0    203,376     (3,908)  165,963         386      4,140
  Individual Life....    186,496    672,569        336     14,709     99,018     40,237         0     80,067      20,403     22,748
  Investment Products     37,534    127,104          0  1,061,507      4,566     95,661     4,938     72,111      11,446     10,494
  Corporate and Other         14        342         62        263      1,445        536         0      1,476           3      8,069
  Unallocated Realized
    Investment Gains
     (Losses)........          0          0         0           0          0          0       921          0           0          0
                     --------------------------------------------------------------------------------------------------------------
       TOTAL.........   $410,183 $1,928,154   $193,767 $3,866,142   $411,682   $458,433    $1,951   $553,100     $82,700   $119,888
                     =========== ==========  ========  ==========   ========   ========    ======   ========     =======   ========

Year Ended
December 31,1994:
  Acquisitions.......   $110,203  $ 856,889  $     381  $ 266,828 $   86,376  $ 84,350  $     532  $  97,649    $ 14,460   $ 21,431
  Financial Institutions  68,060     43,198     99,798      2,758     98,027     9,451                46,360      36,592     16,984
  Group .............     22,685    116,324      2,905     84,689    131,096    14,903                98,930       2,724     37,059
  Guaranteed Investment
    Contracts........        996          0          0  2,281,674          0   181,212      3,000    147,383         892      4,004
  Individual Life....    162,186    571,070        320     13,713     84,925    37,986                67,451      18,771     20,736
  Investment Products     70,053    102,705          0  1,027,527      1,635    81,062     (2,500)    58,424      14,647      7,801
  Corporate and Other         17      4,109         75        263        713       (31)                  913           3     11,188
  Unallocated Realized
    Investment Gains
    (Losses).........          0          0          0          0          0         0      5,266          0           0          0
                     --------------------------------------------------------------------------------------------------------------
      TOTAL..........   $434,200 $1,694,295   $103,479 $3,677,452   $402,772  $408,933     $6,298   $517,110     $88,089   $119,203
                     =========== ==========   ======== ==========   ========  ========     ======   ========     =======   ========



(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.



                                       31

                           SCHEDULE IV -- REINSURANCE
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (Dollars in thousands)


-------------------------------------------------------------------------------------------------------------------

                   COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
-------------------------------------------------------------------------------------------------------------------


                                                                                                                         Percentage
                                                                            Ceded to         Assumed                      of Amount
                                                             Gross           Other          from Other      Net            Assumed
                                                             Amount        Companies       Companies        Amount         to Net



Year Ended December 31,1996:
   Life insurance in force...........................      $53,052,020     $18,840,221      $16,275,386    $50,487,185        32.2%
                                                           ===========     ===========      ===========    ===========        ====

Premiums and policy fees:
   Life insurance....................................    $     272,331   $     113,487    $     129,717  $     288,561        45.0%
   Accident and health insurance.....................          338,709         194,687           29,467        173,489        17.0%
                                                         -------------  --------------   --------------  -------------
       TOTAL.........................................    $     611,040   $     308,174    $     159,184  $     462,050
                                                         =============   =============    =============  =============


Year Ended December 31,1995:
   Life insurance in force...........................      $50,346,719     $17,524,366      $11,537,144   $ 44,359,497        26.0%
                                                           ===========     ===========      ===========   ============        ====

Premiums and policy fees:
   Life insurance....................................    $     308,422   $     116,091    $      66,565  $     258,896        25.7%
   Accident/health insurance.........................          356,285         217,082           13,583        152,786         8.9%
                                                        --------------  --------------   -------------- --------------
       TOTAL.........................................    $     664,707   $     333,173    $      80,148  $     411,682
                                                         =============   =============    =============  =============


Year Ended December 31,1994:
   Life insurance in force...........................      $40,909,454     $ 8,639,272      $ 8,968,166    $41,238,348        21.7%
                                                           ===========     ===========      ===========    ===========        ====

Premiums and policy fees:
   Life insurance....................................    $     256,840    $     46,029     $     31,032  $     241,843        12.8%
   Accident/health insurance.........................          283,884         126,546            3,591        160,929         2.2%
                                                        --------------    ------------   --------------  -------------
      TOTAL..........................................    $     540,724     $   172,575     $     34,623  $     402,772
                                                         =============     ===========     ============  =============






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None

                                                         PART III

Item 10. Directors and Executive Officers of the Registrant Not required in accordance with General Instruction I(2)(c).

Item 11.  Executive Compensation
      Not required in accordance with General Instruction I(2)(c).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not required in accordance with General Instruction I(2)(c).

Item 13.  Certain Relationships and Related Transactions

      Not required in accordance with General Instruction I(2)(c).

                                                          PART IV

Item 14. Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K

     (a) The following documents are filed as part of this report:

        1.     Financial Statements (Item 8)

        2.     Financial Statement Schedules (see index annexed)

        3.     Exhibits:

               The exhibits listed in the Exhibit Index on page 36 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 27, 1997.

                                              PROTECTIVE LIFE INSURANCE COMPANY

                                               By:  /s/ DRAYTON NABERS, JR.
                                               President

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   Signature             Title                   Date

(i)   Principal Executive Officer
      /s/       DRAYTON NABERS, JR.      Chairman of the Board   March 27, 1997
      -----------------------------
                Drayton Nabers, Jr.

(ii)  Principal Financial Officer
      /s/        JOHN D. JOHNS           President               March 27, 1997
      -----------------------------
              John D. Johns

(iii) Principal Accounting Officer
      /s/     JERRY W. DEFOOR            Vice President and
                                         Controller, and Chief    March 27, 1997
      ----------------------------       Accounting Officer
              Jerry W. DeFoor

(iv)  Board of Directors:

      /s/       DRAYTON NABERS, JR.      Director                 March 27, 1997
      -----------------------------
                Drayton Nabers, Jr.

      /s/       JOHN D. JOHNS            Director                 March 27, 1997
      -----------------------------
                John D. Johns

      *                                  Director                 March 27, 1997
      -----------------------------
                Danny L. Bentley

      *                                  Director                 March 27, 1997
      -----------------------------
               Ormond L. Bentley

      *                                  Director                 March 27, 1997
      -----------------------------
               Richard J. Bielen

      *                                  Director                 March 27, 1997
      -----------------------------
               R. Stephen Briggs

      *                                  Director                 March 27, 1997
      -----------------------------
               Carolyn King

      *                                  Director                 March 27, 1997
      -----------------------------
              Deborah J. Long

      *                                  Director                 March 27, 1997
      -----------------------------
              Jim E. Massengale

                   Signature             Title                    Date

      *                                  Director                 March 27, 1997
      ---------------------------
               Steven A. Schultz

      *                                  Director                 March 27, 1997
      ---------------------------
              Wayne E. Stuenkel

      *                                  Director                 March 27, 1997
      ----------------------------
               A. S. Williams III


*By:  /s/     JERRY W. DEFOOR
                    Jerry W. DeFoor
                    Attorney-in-fact

                                  EXHIBIT INDEX


  Item
Number                                  Document

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
    ****   4(z)          --       Endorsement (Annuity Deposits) -- Group Policy
    ****   4(aa)         --       Endorsement (Annuity Deposits) -- Certificate
    ****   4(bb)         --       Endorsement (Annuity Deposits) -- Individual
                                   Contracts
   *****   4(cc)         --       Endorsement -- Individual
   *****   4(dd)         --       Endorsement -- Group Contract/Certificate
  ******   4(ee)         --       Endorsement (96) -- Individual
  ******   4(ff)         --       Endorsement (96) -- Group Contract
  ******   4(gg)         --       Endorsement (96) -- Group Certificate
  ******   4(hh)         --       Individual Modified Guaranteed Annuity
                                   Contract (96)
       *   10(a)         --       Bond Purchase Agreement
       *   10(b)         --       Escrow Agreement
           24            --       Power of Attorney
           27            --       Financial Data Schedule


      * Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 33-31940.
      **      Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration Statement, Registration No. 33-31940.
      ***     Previously filed or incorporated by reference from Amendment No.2 to Form S-1 Registration Statement, Registration No. 33-31940.
      ****    Previously filed or incorporated by reference from Amendment No.2 to Form S-1 Registration Statement, Registration No. 33-57052.
      *****   Previously filed or incorporated by reference from Amendment No.3 to Form S-1 Registration Statement, Registration No. 33-57052.
      ******  Previously   filed  or   incorporated   by   reference   from S-1
              Registration Statement, Registration No. 333-02249.