Form 10-Q
period 1997-03-31
PROTECTIVE LIFE INSURANCE CO
filed 1997-05-14
CIK 310826

FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 9, 1997: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX



                                   Page Number
Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants...................................
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 1997 and 1996 (unaudited).........................
        Consolidated Condensed Balance Sheets as of March 31, 1997
          (unaudited) and December 31, 1996.................................
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1997 and 1996 (unaudited)..........
        Notes to Consolidated Condensed Financial Statements (unaudited)....

   Item 2.   Management's Narrative Analysis of the Results of Operations...

Part II.  Other Information:
   Item 6. Exhibits and Reports on Form 8-K.................................

Signature...................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 23, 1997

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31
                                                                                                         -----------------------


REVENUES                                                                                                    1997          1996
     Premiums and policy fees (net of reinsurance ceded:
        1997 - $54,509; 1996 - $78,303)                                                                   $120,377     $ 108,667
     Net investment income                                                                                 123,596       118,343
     Realized investment gains (losses)                                                                       (418)        4,421
     Other income                                                                                              807         1,947
                                                                                                        ----------     ---------
                                                                                                           244,362       233,378

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        1997 - $33,536; 1996 - $56,751)                                                                    157,702       149,228
     Amortization of deferred policy acquisition costs                                                      20,827        21,819
     Other operating expenses (net of reinsurance ceded:
        1997 - $14,254; 1996 - $17,802)                                                                     32,081        32,757
                                                                                                          --------      --------
                                                                                                           210,610       203,804


INCOME BEFORE INCOME TAX                                                                                    33,752        29,574

Income tax expense                                                                                          11,571        10,614
                                                                                                          --------      --------

NET INCOME                                                                                                $ 22,181      $ 18,960
                                                                                                          ========      ========













            See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                     MARCH 31           DECEMBER 31
                                                                                       1997                1996
                                                                                 --------------------- -------------
                                                                                          (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                                $4,674,781          $4,662,997
    Equity securities                                                                   37,255              35,250
    Mortgage loans on real estate                                                    1,580,600           1,503,781
    Investment in real estate, net                                                      11,641              14,172
    Policy loans                                                                       166,527             166,704
    Other long-term investments                                                         25,946              29,193
    Short-term investments                                                              73,935             101,215
                                                                                   -----------         -----------
     Total investments                                                               6,570,685           6,513,312
  Cash                                                                                  35,801             114,384
  Accrued investment income                                                             72,288              70,541
  Accounts and premiums receivable, net                                                 34,900              43,469
  Reinsurance receivables                                                              335,838             332,614
  Deferred policy acquisition costs                                                    502,392             488,201
  Property and equipment, net                                                           35,886              35,489
  Other assets                                                                          13,619              14,636
  Assets held in separate accounts                                                     603,630             550,697
                                                                                   -----------         -----------
     TOTAL ASSETS                                                                   $8,205,039          $8,163,343
                                                                                    ==========          ==========


LIABILITIES
  Policy liabilities and accruals                                                   $2,722,256          $2,706,002
  Guaranteed investment contract deposits                                            2,474,605           2,474,728
  Annuity deposits                                                                   1,344,933           1,331,067
  Other policyholders' funds                                                           146,076             142,221
  Other liabilities                                                                    104,782             117,847
  Accrued income taxes                                                                  12,147               1,854
  Deferred income taxes                                                                 16,212              37,722
  Indebtedness to related parties                                                       20,865              25,014
  Liabilities related to separate accounts                                             603,630             550,697
                                                                                   -----------         -----------
     TOTAL LIABILITIES                                                               7,445,506           7,387,152
                                                                                    ----------          ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           237,992             237,992
  Net unrealized gains (losses) on investments
    (net of income tax: 1997 - ($17,420); 1996 - $3,601)                               (32,352)              6,688
  Retained earnings                                                                    554,268             532,088
  Note receivable from PLC
    Employee Stock Ownership Plan                                                       (5,377)             (5,579)
                                                                                  ------------        ------------
     TOTAL STOCKHOLDER'S EQUITY                                                        759,533             776,191
                                                                                   -----------         -----------
                                                                                    $8,205,039          $8,163,343
                                                                                    ==========          ==========

            See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                           1997            1996
                                                                                           ----            ----



CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $     22,181    $    18,960
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition                                         20,827         21,819
       Capitalization of deferred policy acquisition costs                                (25,231)       (20,333)
       Depreciation expense                                                                 1,402          1,310
       Deferred income tax                                                                   (488)         1,262
       Accrued income tax                                                                  10,293            906
       Interest credited to universal life and investment products                         41,239         69,895
       Policy fees assessed on universal life and investment products                      31,163         26,535
       Change in accrued investment income and other receivables                            3,597        (22,014)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    93,341         86,495
       Change in other liabilities                                                        (13,065)        (4,602)
       Other (net)                                                                            660         (2,278)
                                                                                    -------------   ------------
    Net cash provided by operating activities                                             185,919        177,955
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                     774,451        186,107
       Other                                                                               28,655         20,728
    Sale of investments
       Investments available for sale                                                     550,101        351,445
       Other                                                                                2,766        554,969
    Cost of investments acquired
       Investments available for sale                                                  (1,454,639)    (1,286,996)
       Other                                                                              (89,573)      (119,178)
    Acquisitions and bulk reinsurance assumptions                                                        116,220
    Purchase of property and equipment                                                     (1,764)        (1,392)
    Sale of property and equipment                                                              9             31
                                                                                  --------------- --------------
    Net cash used in investing activities                                                (189,994)      (178,066)
                                                                                     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                   504,100        419,500
    Principal payments on line of credit arrangements and debt                           (504,100)      (419,500)
    Principal payment on surplus note to PLC                                               (4,943)        (3,115)
    Investment product deposits and change in universal life deposits                     174,968        256,047
    Investment product withdrawals                                                       (244,533)      (254,493)
                                                                                     ------------    -----------
    Net cash provided by financing activities                                             (74,508)        (1,561)
                                                                                     ------------   ------------

INCREASE (DECREASE) IN CASH                                                               (78,583)        (1,672)
CASH AT BEGINNING OF PERIOD                                                               114,384          6,198
                                                                                     ------------   ------------
CASH AT END OF PERIOD                                                                $     35,801   $      4,526
                                                                                     ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on notes and mortgages payable                                           $ (1,151)      $ (1,625)
       Income taxes                                                                      $ (1,858)      $ (8,446)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                             $    202       $    186
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                                  $138,564
       Liabilities assumed                                                                              (169,287)
                                                                                                      ----------
       Net                                                                                           $   (30,723)
                                                                                                     ===========

            See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1996.

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

         A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which Protective Life does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. Protective Life and its subsidiaries, like other life and health insurers, in the ordinary course of business, are involved in such litigation. The outcome of any such litigation cannot be predicted with certainty. In addition, in some lawsuits involving insurers' sales practices, insurers have made material settlement payments to end litigation.

         Pending litigation includes a class action filed in Jefferson County (Birmingham), Alabama with respect to the refund of certain cancer insurance premiums. Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1997, and for the three months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $493.1 million and $22.4 million, respectively.

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

         Protective Life's balance sheets at March 31, 1997 and December 31, 1996, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                           MARCH 31, 1997                 DECEMBER 31, 1996
                                                           --------------                 -----------------
                                                                           (IN THOUSANDS)

Total investments                                           $6,622,481                       $6,495,259
Deferred policy acquisition costs                              500,368                          495,965
All other assets                                             1,131,962                        1,161,830
                                                            ----------                       ----------
                                                            $8,254,811                       $8,153,054
                                                            ==========                       ==========

Deferred income taxes                                      $    33,632                      $    34,121
All other liabilities                                        7,429,294                        7,349,430
                                                            ----------                       ----------
                                                             7,462,926                        7,383,551
Stockholder's equity                                           791,885                          769,503
                                                           -----------                      -----------
                                                            $8,254,811                       $8,153,054
                                                            ==========                       ==========


NOTE E - RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities." This statement is effective for transactions entered into after January 1, 1997.

NOTE F - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or stockholder's equity.

NOTE G - SUBSEQUENT EVENT

         On April 8, 1997, Protective Life announced it had reached an agreement to acquire all of the outstanding capital stock of West Coast Life Insurance Company ("West Coast Life"). The agreement is subject to regulatory approval and certain customary closing conditions and is expected to be financed from internal sources. At December 31, 1996, West Coast Life had $9.5 billion of life insurance in force, total statutory assets of $752 million and $106 million of annual premium. The purchase price is approximately $257 million. Protective Life expects to operate West Coast Life as a subsidiary, with its headquarters in California, and retain West Coast Life's sales force.

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

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:


                                          THREE MONTHS           PERCENTAGE
                                              ENDED                INCREASE/
                                             MARCH 31             (DECREASE)
                                          (in Thousands)
                                      1997             1996
                                      ----             ----

         Premiums and policy fees   $120,377         $108,667         10.8%
         Net investment income       123,596          118,343          4.4
         Realized investment gains      (418)           4,421       (109.5)
         Other income                    807            1,947        (58.6)
                                   ----------        ---------
                                    $244,362         $233,378
                                   ==========        =========

         Premiums and policy fees increased $11.7 million or 10.8% in the first three months of 1997 over the first three months of 1996. The coinsurance by the Acquisitions Division of two blocks of policies in the fourth quarter of 1996 resulted in a $2.3 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $2.3 million decrease in premiums and policy fees. Premiums and policy fees from the Financial Institutions Division increased slightly in the first three months of 1997 as compared to the first three months of 1996. The reinsurance of a block of policies in the second quarter of 1996 represented a $5.0 million increase in premium and policy fees. This increase was largely offset by decreases resulting from a reinsurance arrangement begun in 1995, whereby most of the Division's new credit sales are being ceded to a reinsurer. Premium and policy fees from the Group Division increased $7.8 million in the first three months of 1997 as compared to the same period in 1996. Premium and policy fees related to the Group Division's dental business increased $4.5 million in the first three months of 1997 as compared to the same period in 1996. This increase was partially offset by decreases in traditional group health premiums. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $3.2 million and $0.6 million, respectively.

         Net investment income in the first three months of 1997 increased by $5.6 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity deposits and to acquisitions. The assumption of a block of policies in the second quarter of 1996 and two blocks of policies in the fourth quarter of 1996 resulted in an increase in net investment income of $2.7 million in the first three months of 1997 as compared to the same period in 1996.

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

         Realized investment losses for the first three months of 1997 were $0.4 million as compared to realized investment gains of $4.4 million in the corresponding period of 1996. In the 1996 first quarter, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates.

Income Before Income Tax

         The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                                              INCOME (LOSS) BEFORE INCOME TAX
                                                                               THREE MONTHS ENDED MARCH  31
                                                                                     (IN THOUSANDS)
    BUSINESS SEGMENT                                                           1997                  1996
    ----------------                                                           ----                  ----

    Acquisitions                                                             $15,155                $13,963
    Financial Institutions                                                     2,832                  1,482
    Group                                                                      2,479                  3,092
    Guaranteed Investment Contracts                                            6,189                  6,576
    Individual Life                                                            6,274                  3,957
    Investment Products                                                        2,696                  2,732
    Corporate and Other                                                       (2,034)                (2,918)
    Unallocated Realized Investment Gains (Losses)                               161                    690
                                                                             -------                -------
                                                                             $33,752                $29,574
                                                                             =======                =======


         Pretax earnings from the Acquisitions Division increased $1.2 million in the first three months of 1997 as compared to the same period of 1996. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's three most recent acquisitions resulted in a $0.9 million increase in pretax earnings. Older acquired blocks represented a $0.3 million increase in the first three months of 1997 as compared to the same period in 1996 primarily due to improved mortality experience.

         Pretax earnings of the Financial Institutions Division were $1.4 million higher in the first three months of 1997 as compared to the same period in 1996. Included in the Division's 1997 results are earnings from the coinsurance of a block of policies in the second quarter of 1996.

         Group Division pretax earnings were $0.6 million lower in the first three months of 1997 as compared to the first three months of 1996. Lower cancer earnings were largely offset by improved traditional group life and health results. Dental earnings were $0.9 million in the first quarter of 1997 as compared to $1.4 million in the first quarter of 1996. The Division recently announced its intention to exit the traditional group major medical business implementing its strategy to focus primarily on dental products. This decision is not expected to have a significant effect on the Division's results.

         The Guaranteed Investment Contract ("GIC") Division had pretax operating earnings of $6.9 million in the first three months of 1997 and $9.0 million in the corresponding period of 1996. In December, 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which reduced the Division's earnings. In addition, the Division has shortened the duration of its invested assets which also reduced earnings. Realized investment losses associated with this Division in the first three months of 1997 were $0.7 million as compared to $2.4 million in the same period last year. As a result, total pretax earnings were $6.2 million in the first three months of 1997 compared to $6.6 million for the same period last year.

         The Individual Life Division had pretax operating earnings of $6.3 million in the first three months of 1997 as compared to $2.9 million in the same period of 1996. Earnings from Empire General (an insurance subsidiary which distributes products through brokerage general agencies) improved $1.6 million in the first quarter of 1997 as compared to the same period of 1996. The Division's earnings also increased due to improved mortality experience and lower expenses related to new marketing ventures. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $6.3 million in the first three months of 1997 as compared to $4.0 million in the first three months of 1996.

         Investment Products Division pretax operating earnings in the first three months of 1997 of $2.7 million were $0.7 million higher than the same period of 1996. Variable annuity earnings improved $1.2 million. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were less than $0.1 million as compared to $0.7 million last year, resulting in total pretax earnings of $2.7 million in the first three months of 1997 as compared to $2.7 million in the same period of 1996.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $0.9 million lower the first three months of 1997 as compared to the first three months of 1996.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

                  THREE MONTHS
                     ENDED                            ESTIMATED EFFECTIVE
                    MARCH 31                           INCOME TAX RATES
                  ------------                        -------------------

                       1996                                    34.1%
                       1997                                    34.3


         The effective income tax rate for the full year of 1996 was 34.1%. Management's estimate of the effective income tax rate for 1997 is 34%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:


                                                    NET INCOME
                                       -----------------------------------------
                    THREE MONTHS                                    PERCENTAGE
                       ENDED                TOTAL                    INCREASE/
                      MARCH 31          (IN THOUSANDS)              (DECREASE)
                    ------------       ---------------             ------------

                      1996                 $18,960                    (2.1%)
                      1997                  22,181                    17.0


         Compared to the same period in 1996, net income in the first three months of 1997 increased $3.2 million, reflecting improved operating earnings in the Acquisitions, Financial Institutions, and Individual Life Divisions and the Corporate and Other segment which were offset by lower earnings in the Group, Guaranteed Investment Contracts, and Investment Products Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibit 27 - Financial Data Schedule
          Exhibit 99 - Safe Harbor for Forward-Looking Statements


                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PROTECTIVE LIFE INSURANCE COMPANY




Date:   May 14, 1997                              /s/ Jerry W. DeFoor
                                                 -------------------
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)