Form 10-Q
period 1997-06-30
PROTECTIVE LIFE INSURANCE CO
filed 1997-08-14
CIK 310826

------------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 8, 1997: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX


                                                                    PAGE NUMBER
PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants....................................
        Consolidated Condensed Statements of Income for the Three and Six
          Months ended June 30, 1997 and 1996 (unaudited)....................
        Consolidated Condensed Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996..................................
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1997 and 1996 (unaudited)...............
        Notes to Consolidated Condensed Financial Statements (unaudited).....

   Item 2.   Management's Narrative Analysis of the Results of Operations....

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K.................................

Signature...................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
July 23, 1997

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30                         JUNE 30
                                                                      -------------------------------------------------------
                                                                           1997         1996               1997         1996
                                                                           ----        ------              ----         -----

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1997 - $71,873; 1996 - $88,232
        six months: 1997 - $125,916; 1996 - $166,535)                    $108,493      $124,134           $228,870      $232,801
     Net investment income                                                132,197       126,421            255,793       244,764
     Realized investment gains (losses)                                     2,138           600              1,720         5,021
     Other income                                                             681         1,251              1,488         3,198
                                                                       ----------     ---------          ---------    ----------
                                                                          243,509       252,406            487,871       485,784
                                                                         --------      --------           --------      --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1997 - $24,394; 1996 - $61,030
        six months: 1997 - $40,833; 1996 - $117,781)                      164,451       159,533            322,153       308,761
     Amortization of deferred policy acquisition costs                     18,202        29,521             39,029        51,340
     Other operating expenses (net of reinsurance ceded:
        three months: 1997 - $22,042; 1996 - $25,007
        six months: 1997 - $36,616; 1996 - $42,809)                        24,386        30,958             56,467        63,715
                                                                         --------      --------          ---------     ---------
                                                                          207,039       220,012            417,649       423,816
                                                                         --------      --------           --------      --------

INCOME BEFORE INCOME TAX                                                   36,470        32,394             70,222        61,968

Income tax expense                                                         12,884        10,539             24,455        21,153
                                                                         --------      --------           --------      --------

NET INCOME                                                               $ 23,586      $ 21,855           $ 45,767      $ 40,815
                                                                         ========      ========           ========      ========






















SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                                   JUNE 30           DECEMBER 31
                                                                                    1997                1996
                                                                             --------------------   -------------
                                                                                 (Unaudited)

ASSETS
  Investments:
     Fixed maturities                                                              $5,193,790           $4,662,997
     Equity securities                                                                 24,425               35,250
     Mortgage loans on real estate                                                  1,738,242            1,503,781
     Investment in real estate, net                                                    11,939               14,172
     Policy loans                                                                     195,635              166,704
     Other long-term investments                                                       24,002               29,193
     Short-term investments                                                           190,756              101,215
                                                                                  -----------          -----------
         Total investments                                                          7,378,789            6,513,312
   Cash                                                                                   321              114,384
   Accrued investment income                                                           82,098               70,541
   Accounts and premiums receivable, net                                               36,784               43,469
   Reinsurance receivables                                                            442,758              332,614
   Deferred policy acquisition costs                                                  621,298              488,201
   Property and equipment, net                                                         37,711               35,489
   Other assets                                                                        14,103               14,636
   Assets held in separate accounts                                                   746,226              550,697
                                                                                  -----------          -----------
         TOTAL ASSETS                                                              $9,360,088           $8,163,343
                                                                                   ==========           ==========


LIABILITIES
   Policy liabilities and accruals                                                 $3,361,829           $2,706,002
   Guaranteed investment contract deposits                                          2,545,193            2,474,728
   Annuity deposits                                                                 1,516,256            1,331,067
   Other policyholders' funds                                                         167,479              142,221
   Other liabilities                                                                  125,320              117,847
   Accrued income taxes                                                                13,388                1,854
   Deferred income taxes                                                               31,896               37,722
   Indebtedness to related parties                                                     24,769               25,014
   Liabilities related to separate accounts                                           746,226              550,697
                                                                                  -----------          -----------
         TOTAL LIABILITIES                                                          8,532,356            7,387,152
                                                                                   ----------           ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and
     issued: 2,000, liquidation preference $2,000                                           2                    2
   Common Stock, $1 par value
     Shares authorized and issued:  5,000,000                                           5,000                5,000
   Additional paid-in capital                                                         237,992              237,992
   Net unrealized gains (losses) on investments
     (net of income tax: 1997 -$6,612; 1996 - $3,601)                                  12,261                6,688
   Retained earnings                                                                  577,854              532,088
   Note receivable from PLC
     Employee Stock Ownership Plan                                                     (5,377)              (5,579)
                                                                                 ------------         ------------
         TOTAL STOCKHOLDER'S EQUITY                                                   827,732              776,191
                                                                                  -----------          -----------
                                                                                   $9,360,088           $8,163,343

                                                                                   ==========           ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                           1997            1996
                                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $      45,767      $  40,815
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition                                         39,029         51,340
       Capitalization of deferred policy acquisition costs                                (49,674)       (47,830)
       Depreciation expense                                                                 2,303          2,617
       Deferred income tax                                                                 (8,838)       (11,251)
       Accrued income tax                                                                   6,680          5,427
       Interest credited to universal life and investment products                        220,542        135,915
       Policy fees assessed on universal life and investment products                     (63,778)       (53,936)
       Change in accrued investment income and other receivables                            4,071        (67,490)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                  (134,897)       109,036
       Change in other liabilities                                                        (11,206)        14,124
       Other (net)                                                                         (1,565)        (2,453)
                                                                                    -------------   ------------
    Net cash provided by operating activities                                              48,434        176,314
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   2,188,595        364,292
       Other                                                                               58,635         35,649
    Sale of investments
       Investments available for sale                                                   1,012,132        550,200
       Other                                                                                3,247        560,840
    Cost of investments acquired
       Investments available for sale                                                  (3,226,556)    (1,628,369)
       Other                                                                             (202,403)      (244,164)
    Acquisitions and bulk reinsurance assumptions                                        (146,868)       172,726
    Purchase of property and equipment                                                     (2,564)        (2,184)
    Sale of property and equipment                                                            597             33
                                                                                   -------------- --------------
    Net cash used in investing activities                                                (315,185)      (190,977)
                                                                                     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from PLC                                                               0         78,699
    Proceeds from borrowings under line of credit arrangements and debt                 1,041,738        689,000
    Principal payments on line of credit arrangements and debt                         (1,037,738)      (689,000)
    Principal payment on surplus note to PLC                                               (5,193)        (2,538)
    Dividends to PLC                                                                            0            (50)
    Investment product deposits and change in universal life deposits                     465,132        425,110
    Investment product withdrawals                                                       (311,251)      (479,124)
                                                                                     ------------    -----------
    Net cash provided by financing activities                                             152,688         22,097
                                                                                      -----------   ------------

INCREASE (DECREASE) IN CASH                                                              (114,063)         7,434
CASH AT BEGINNING OF PERIOD                                                               114,384          6,198
                                                                                     ------------   ------------
CASH AT END OF PERIOD                                                              $          321    $    13,632
                                                                                   ==============    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Interest on notes and mortgages payable                                         $   (3,112)      $ (2,663)
       Income taxes                                                                    $  (26,437)      $(26,566)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                           $      202       $    186
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                 $  941,123       $204,435
       Liabilities assumed                                                               (784,709)      (253,480)
                                                                                       ------------     -----------
       Net                                                                             $  156,414     $  (49,045)
                                                                                       ============     ===========










SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE C - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1997, and for the six months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $407.5 million and $60.0 million, respectively.

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

         Protective Life's balance sheets at June 30, 1997 and December 31, 1996, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                         JUNE 30, 1997                 DECEMBER 31, 1996
                                                         -------------                 -----------------
                                                                         (IN THOUSANDS)

Total investments                                           $7,353,618                       $6,495,259
Deferred policy acquisition costs                              627,596                          495,965
All other assets                                             1,360,001                        1,161,830
                                                            ----------                       ----------
                                                            $9,341,215                       $8,153,054
                                                            ==========                       ==========

Deferred income taxes                                     $     18,157                     $     34,121
All other liabilities                                        8,507,587                        7,349,430
                                                            ----------                       ----------
                                                             8,525,744                        7,383,551
Stockholder's equity                                           815,471                          769,503
                                                           -----------                      -----------
                                                            $9,341,215                       $8,153,054
                                                            ==========                       ==========


NOTE E - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At June 30, 1997, open option contracts with a notional amount of $1,225.0 million were in a $1.0 million unrealized loss position. Additionally, Protective Life uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At June 30, 1997, related open interest rate swap contracts with a notional amount of $135.3 million were in a $0.8 million unrealized loss position.

NOTE F - RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities." This statement is effective for transactions entered into after January 1, 1997.

NOTE G - RECLASSIFICATIONS

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

         Protective Life has six operating divisions: Acquisitions, Dental and Consumer Benefits ("Dental"), Financial Institutions, Guaranteed Investment Contracts ("GIC"), Individual Life, and Investment Products. Protective Life also has an additional business segment which is described herein as Corporate and Other.

         The Dental Division (formerly known as the Group Division) recently exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products. Accordingly, the Division was renamed the Dental and Consumer Benefits Division.

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                             SIX MONTHS                PERCENTAGE
                                                               ENDED                    INCREASE/
                                                              JUNE 30                   (DECREASE)
                                                            (IN THOUSANDS)
                                                         1997            1996
                                                         ----            ----

         Premiums and policy fees                      $228,870         $232,801             (1.7)%
         Net investment income                          255,793          244,764              4.5
         Realized investment gains                        1,720            5,021            (65.7)
         Other income                                     1,488            3,198            (53.5)
                                                      ---------        ---------
                                                       $487,871         $485,784
                                                      =========         =======

         Premiums and policy fees decreased $3.9 million or 1.7% in the first six months of 1997 over the first six months of 1996. The coinsurance by the Acquisitions Division of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996, and the acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 resulted in a $6.6 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $4.6 million decrease in premiums and policy fees. Premiums and policy fees from the Dental Division increased $6.1 million in the first six months of 1997 as compared to the same period in 1996. Premiums and policy fees related to the Division's dental business increased $11.2 million in the first six months of 1997 as compared to the same period in 1996. This increase was partially offset by a decrease in premiums related to the Division's exit from the group major medical business. Premiums and policy fees from the Financial Institutions Division decreased $21.0 million in the first six months of 1997 as compared to the first six months of 1996. Decreases of $11.9 million resulted from a reinsurance arrangement begun in 1995 whereby most of the Division's new credit insurance sales are being ceded to a reinsurer. Decreases of $9.1 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. Increases in premiums and policy fees from the Individual Life and Investment Product Divisions were $8.0 million and $1.3 million, respectively.

         Net investment income in the first six months of 1997 increased by $11.0 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to receiving annuity deposits and to acquisitions. The coinsurance of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 and the acquisition of West Coast in the second quarter of 1997 resulted in an increase in net investment income of $8.4 million in the first six months of 1997 as compared to the same period in 1996.

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

         Realized investment gains for the first six months of 1997 were $1.7 million as compared to $5.0 million in the corresponding period of 1996. In the 1996 first quarter, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates.

INCOME BEFORE INCOME TAX

         The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                                           INCOME (LOSS) BEFORE INCOME TAX
                                                                              SIX MONTHS ENDED JUNE  30
                                                                                   (IN THOUSANDS)
    BUSINESS SEGMENT                                                           1997                  1996
    ----------------                                                           ----                  ----

    Acquisitions                                                             $29,866                $26,122
    Dental and Consumer Benefits                                               7,542                  4,865
    Financial Institutions                                                     5,600                  3,863
    Guaranteed Investment Contracts                                           15,800                 15,171
    Individual Life                                                            6,586                  7,271
    Investment Products                                                        4,731                  7,244
    Corporate and Other                                                         (927)                (4,379)
    Unallocated Realized Investment Gains (Losses)                             1,024                  1,811
                                                                            --------               --------
                                                                             $70,222                $61,968
                                                                             =======                =======


         Pretax earnings from the Acquisitions Division increased $3.7 million in the first six months of 1997 as compared to the same period of 1996. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's most recent acquisitions resulted in a $2.8 million increase in pretax earnings. In addition, the Division's mortality experience was approximately $2.1 million more favorable in the first six months of 1997 as compared to the same period last year.

         Dental Division pretax earnings were $2.7 million higher in the first six months of 1997 as compared to the first six months of 1996. $1.8 million of the increase was a one-time release of reserves associated with exiting the group major medical business. Lower cancer earnings partially offset improved traditional group life and health results. Dental earnings were $1.6 million (including expenses of $1.0 million to develop a new discounted fee-for-service program) in the first six months of 1997 as compared to $2.6 million in the first six months of 1996.

         Pretax earnings of the Financial Institutions Division were $1.7 million higher in the first six months of 1997 as compared to the same period in 1996. Included in the Division's 1997 results are earnings from the coinsurance of a block of policies in the second quarter of 1996.

         The GIC Division had pretax operating earnings of $15.7 million in the first six months of 1997 and $19.6 million in the corresponding period of 1996. In December, 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which has subsequently reduced the Division's earnings. The decrease was partially offset by a related improvement in earnings in the Corporate and Other segment. In addition, the Division has shortened the duration of its invested assets which also reduced earnings. Realized investment gains associated with this Division in the first six months of 1997 were $0.1 million as compared to realized investment losses of $4.4 million in the same period last year. As a result, total pretax earnings were $15.8 million in the first six months of 1997 compared to $15.2 million for the same period last year.

         The Individual Life Division had pretax operating earnings of $6.6 million in the first six months of 1997 as compared to $6.2 million in the same period of 1996. During the second quarter of 1997 the Division experienced record high mortality. After an extensive audit of second quarter claims, management concluded this experience was a random fluctuation. Furthermore, claims in July 1997 were at expected levels. This decrease was partially offset by earnings from Empire General (an insurance subsidiary which distributes products through brokerage general agencies) which improved $1.9 million in the first six months of 1997 as compared to the same period in 1996 and by reductions in expenses related to new marketing ventures. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $6.6 million in the first six months of 1997 as compared to $7.3 million in the first six months of 1996.

         Investment Products Division pretax operating earnings in the first six months of 1997 of $4.5 million were $0.6 million lower than the same period of 1996. The Division's 1996 results included a one-time $0.9 million addition to earnings. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.2 million as compared to $2.1 million last year, resulting in total pretax earnings of $4.7 million in the first six months of 1997 as compared to $7.2 million in the same period of 1996.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax losses for this segment were $3.5 million lower the first six months of 1997 as compared to the first six months of 1996.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:

       SIX MONTHS
        ENDED                                         ESTIMATED EFFECTIVE
        JUNE 30                                         INCOME TAX RATES

        1996                                                  34.1%
        1997                                                  34.8

         The effective income tax rate for the full year of 1996 was 34.1%. Management's estimate of the effective income tax rate for 1997 is 34%.

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                     NET INCOME
  SIX MONTHS                                                       PERCENTAGE
    ENDED                                 TOTAL                     INCREASE/
   JUNE 30                            (IN THOUSANDS)               (DECREASE)

    1996                                 $40,815                        7.5%
    1997                                  45,767                       12.1


         Compared to the same period in 1996, net income in the first six months of 1997 increased $5.0 million, reflecting improved operating earnings in the Acquisitions, Dental, Financial Institutions, and Individual Life Divisions and the Corporate and Other segment which were offset by lower operating earnings in the Guaranteed Investment Contracts and Investment Products Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Protective Life anticipates that the impact of adopting these accounting standards will be immaterial to its financial condition

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibit 27 - Financial data schedule
         Exhibit 99 - Safe Harbor for Forward-Looking Statements


                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PROTECTIVE LIFE INSURANCE COMPANY




Date:   August 14, 1997                          /S/ JERRY W. DEFOOR
                                                 -------------------
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)