Form 10-Q
period 1997-09-30
PROTECTIVE LIFE INSURANCE CO
filed 1997-11-12
CIK 310826

-----------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock,$1.00 par value, outstanding as of November 7, 1997: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants...................................
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1997 and 1996 (unaudited)..............
        Consolidated Condensed Balance Sheets as of September 30, 1997
          (unaudited) and December 31, 1996.................................
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1997 and 1996 (unaudited).........
        Notes to Consolidated Condensed Financial Statements (unaudited)....

   Item 2.   Management's Narrative Analysis of the Results of Operations...

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K.................................


Signature...................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 23, 1997

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30                      SEPTEMBER 30
                                                                      --------------------------        ----------------------
                                                                       1997              1996            1997             1996
                                                                       ----              ----            ----            -----


REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1997 - $95,507; 1996 - $81,453
        nine months: 1997 - $221,292; 1996 - $247,988)                   $104,833      $110,310           $333,703      $343,111
     Net investment income                                                149,452       124,516            405,245       369,280
     Realized investment gains                                                 61           861              1,781         5,882
     Other income                                                             893           902              2,381         4,100
                                                                       ----------   -----------          ---------    ----------
                                                                          255,239       236,589            743,110       722,373
                                                                         --------     ---------           --------      --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1997 - $51,059; 1996 - $64,420
        nine months: 1997 - $93,780; 1996 - $182,201)                     157,407       157,931            479,560       466,692
     Amortization of deferred policy acquisition costs                     28,488        18,822             67,517        70,162
     Other operating expenses (net of reinsurance ceded
        three months: 1997 - $26,459; 1996 - $24,368
        nine months: 1997 - $63,086; 1996 - $67,183)                       26,225        32,031             82,692        95,746
                                                                        ---------     ---------         ----------     ---------
                                                                          212,120       208,784            629,769       632,600
                                                                         --------     ---------          ---------     ---------

INCOME BEFORE INCOME TAX                                                   43,119        27,805            113,341        89,773

Income tax expense                                                         14,433         9,494             38,888        30,647
                                                                        ---------    ----------          ---------     ---------

NET INCOME                                                              $  28,686     $  18,311          $  74,453     $  59,126
                                                                        =========     =========          =========     =========






















SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                                  SEPTEMBER 30        DECEMBER 31
                                                                                     1997                 1996
                                                                                 ---------------      -------------
                                                                                  (Unaudited)
ASSETS
  Investments:
     Fixed maturities                                                            $  6,131,512           $4,662,997
     Equity securities                                                                 18,620               35,250
     Mortgage loans on real estate                                                  1,262,509            1,503,781
     Investment in real estate, net                                                    14,637               14,172
     Policy loans                                                                     194,190              166,704
     Other long-term investments                                                       58,217               29,193
     Short-term investments                                                           177,346              101,215
                                                                                -------------          -----------
         Total investments                                                          7,857,031            6,513,312
   Cash                                                                                     0              114,384
   Accrued investment income                                                           90,558               70,541
   Accounts and premiums receivable, net                                               38,877               43,469
   Reinsurance receivables                                                            473,521              332,614
   Deferred policy acquisition costs                                                  630,191              488,201
   Property and equipment, net                                                         36,875               35,489
   Other assets                                                                        22,111               14,636
   Assets held in separate accounts                                                   880,083              550,697
                                                                                -------------          -----------
                                                                                  $10,029,247           $8,163,343
                                                                                  ===========           ==========


LIABILITIES
   Policy liabilities and accruals                                               $  3,580,404           $2,706,002
   Guaranteed investment contract deposits                                          2,784,252            2,474,728
   Annuity deposits                                                                 1,481,726            1,331,067
   Other policyholders' funds                                                         170,051              142,221
   Other liabilities                                                                  164,811              117,847
   Accrued income taxes                                                                24,168                1,854
   Deferred income taxes                                                               38,622               37,722
   Indebtedness to related parties                                                     23,268               25,014
   Liabilities related to separate accounts                                           880,083              550,697
                                                                                -------------          -----------
                                                                                    9,147,385            7,387,152
                                                                                 ------------           ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and
     issued: 2,000, liquidation preference $2,000                                           2                    2
   Common Stock, $1 par value
     Shares authorized and issued:  5,000,000                                           5,000                5,000
   Additional paid-in capital                                                         237,992              237,992
   Net unrealized gains on investments
     (net of income tax: 1997 -$22,139; 1996 - $3,601)                                 37,754                6,688
   Retained earnings                                                                  606,491              532,088
   Note receivable from PLC
     Employee Stock Ownership Plan                                                     (5,377)              (5,579)
                                                                                -------------         ------------
                                                                                      881,862              776,191
                                                                                 ------------          -----------
                                                                                  $10,029,247           $8,163,343

                                                                                  ===========           ==========

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                           1997            1996
                                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                            $74,453        $59,126
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs                                   67,517         70,162
       Capitalization of deferred policy acquisition costs                                (88,403)       (70,146)
       Depreciation expense                                                                 1,714          3,997
       Deferred income tax                                                                (17,639)           211
       Accrued income tax                                                                  17,669          3,568
       Interest credited to universal life and investment products                        357,880        206,763
       Policy fees assessed on universal life and investment products                     (97,491)       (84,362)
       Change in accrued investment income and other receivables                          (33,948)       (84,380)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    (5,602)        53,332
       Change in other liabilities                                                        (15,877)         2,842
       Other (net)                                                                         (5,063)        (1,776)
                                                                                   --------------  -------------
    Net cash provided by operating activities                                             255,210        159,337
                                                                                    -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                   4,613,642        457,488
       Other                                                                              225,427         94,816
    Sale of investments
       Investments available for sale                                                   1,060,668        750,557
       Other                                                                              689,043        561,440
    Cost of investments acquired
       Investments available for sale                                                  (6,476,664)    (2,049,715)
       Other                                                                             (582,300)      (335,397)
    Acquisitions and bulk reinsurance assumptions                                        (169,124)       172,726
    Purchase of property and equipment                                                     (3,285)        (5,222)
    Sale of property and equipment                                                          2,681            143
                                                                                  --------------- --------------
    Net cash used in investing activities                                                (639,912)      (353,164)
                                                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from PLC                                                           1,988         78,699
    Proceeds from borrowings under line of credit arrangements and debt                 1,134,538        742,750
    Principal payments on line of credit arrangements and debt                         (1,134,538)      (742,750)
    Principal payment on surplus note to PLC                                               (4,893)       (10,000)
    Dividends to PLC                                                                          (50)           (50)
    Investment product deposits and change in universal life deposits                     771,804        842,765
    Investment product withdrawals                                                       (498,531)      (711,826)
                                                                                    -------------  -------------
    Net cash provided by financing activities                                             270,318        199,588
                                                                                    -------------  -------------

INCREASE (DECREASE) IN CASH                                                              (114,384)         5,761
CASH AT BEGINNING OF PERIOD                                                               114,384          6,198
                                                                                    ------------- --------------
CASH AT END OF PERIOD                                                            $              0  $      11,959
                                                                                 ================  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on notes and mortgages payable                                        $    (3,634)     $  (3,721)
       Income taxes                                                                   $   (34,992)     $ (26,809)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                          $       202      $     186
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                $ 1,114,832      $ 200,737
       Liabilities assumed                                                               (902,267)      (253,480)
                                                                                     -------------   ------------
       Net                                                                          $     212,565      $ (52,743)
                                                                                     =============   ============










SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1996.

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

         A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which Protective Life does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. Protective Life and its subsidiaries, like other life and health insurers, in the ordinary course of business, are involved in such litigation, including purported class action litigation. The outcome of any such litigation cannot be predicted with certainty. In addition, in some lawsuits involving insurers' sales practices, insurers have made material settlement payments to end litigation.

         Although the outcome of any litigation cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1997, and for the nine months then ended,
Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $417.2 million and $84.9 million, respectively.

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

         Protective Life's balance sheets at September 30, 1997 and December 31, 1996, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                           SEPTEMBER 30, 1997         DECEMBER 31, 1996
                                                           ------------------         -----------------
                                                                          (IN THOUSANDS)

Total investments                                           $7,780,616                       $6,495,259
Deferred policy acquisition costs                              646,713                          495,965
All other assets                                             1,542,025                        1,161,830
                                                            ----------                       ----------
                                                            $9,969,354                       $8,153,054
                                                            ==========                       ==========

Deferred income taxes                                     $     16,483                     $     34,121
All other liabilities                                        9,108,763                        7,349,430
                                                            ----------                       ----------
                                                             9,125,246                        7,383,551
Stockholder's equity                                           844,108                          769,503
                                                           -----------                      -----------
                                                            $9,969,354                       $8,153,054
                                                            ==========                       ==========


NOTE E - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At September 30, 1997, open option contracts with a notional amount of $1.2 billion were in a $1.1 million unrealized loss position. Additionally, Protective Life uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At September 30, 1997, related open interest rate swap contracts with a notional amount of $135.3 million were in a $0.6 million unrealized loss position.

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

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                            NINE MONTHS                   PERCENTAGE
                                                               ENDED                       INCREASE/
                                                            SEPTEMBER 30                  (DECREASE)
                                                           (IN THOUSANDS)
                                                         1997            1996
                                                         ----            ----

         Premiums and policy fees                      $333,703         $343,111             (2.7)%
         Net investment income                          405,245          369,280              9.7
         Realized investment gains                        1,781            5,882            (69.7)
         Other income                                     2,381            4,100            (41.9)
                                                     ----------       ----------
                                                       $743,110         $722,373


         Premiums and policy fees decreased $9.4 million or 2.7% in the first nine months of 1997 over the first nine months of 1996. The coinsurance by the Acquisitions Division of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 resulted in a $6.1 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in a $6.0 million decrease in premiums and policy fees. The Dental Division's exit from the group major medical business resulted in a $22.4 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $19.5 million in the first nine months of 1997 as compared to the same period in 1996. Premiums and policy fees from the Financial Institutions Division decreased $27.1 million in the first nine months of 1997 as compared to the first nine months of 1996. Decreases of $12.8 million resulted from a reinsurance arrangement begun in 1995 whereby most of the Division's new credit insurance sales are being ceded to a reinsurer. Decreases of $14.3 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. The Individual Life Division's premiums and policy fees increased $16.0 million, including $6.4 million from the acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997. The increase in premiums and policy fees from the Investment Products Division was $2.7 million.

         Net investment income in the first nine months of 1997 increased by $36.0 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to receiving annuity deposits and due to acquisitions. The coinsurance of a block of policies and the acquisition of a small life insurance company in the fourth quarter of 1996 and the acquisition of West Coast in the second quarter of 1997 resulted in an increase in net investment income of $24.9 million in the first nine months of 1997 as compared to the same period in 1996.

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

         Realized investment gains for the first nine months of 1997 were $1.8 million as compared to $5.9 million in the corresponding period of 1996. In the 1996 first quarter, Protective Life sold $554 million of its commercial mortgage loans in a securitization transaction, resulting in a $6.1 million realized investment gain.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates.

INCOME BEFORE INCOME TAX

         The following table sets forth income or loss before income tax by business segment for the periods shown:

                                                                             INCOME (LOSS) BEFORE INCOME TAX
                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                                    (IN THOUSANDS)
    BUSINESS SEGMENT                                                        1997                       1996
    ----------------                                                        ----                       ----

    Acquisitions                                                          $ 45,821                     $38,888
    Dental and Consumer Benefits                                            10,106                        (166)
    Financial Institutions                                                   8,673                       6,794
    Guaranteed Investment Contracts                                         20,082                      22,309
    Individual Life                                                         15,554                      11,943
    Investment Products                                                      6,486                       8,654
    Corporate and Other                                                      3,474                      (4,439)
    Unallocated Realized Investment Gains (Losses)                           3,145                       5,790
                                                                        ----------                    --------
                                                                          $113,341                     $89,773
                                                                          ========                     =======


         Pretax earnings from the Acquisitions Division increased $6.9 million in the first nine months of 1997 as compared to the same period of 1996. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's most recent acquisitions resulted in a $3.3 million increase in pretax earnings. In addition, the Division's mortality experience was approximately $7.2 million more favorable in the first nine months of 1997 as compared to the same period last year.

         Dental Division pretax earnings were $3.5 million higher in the first nine months of 1997 as compared to the first nine months of 1996 excluding a $6.8 million refund of premiums and related expenses in the 1996 third quarter. $1.8 million of the increase was a one-time release of reserves associated with exiting the group major medical business. Lower cancer earnings partially offset improved traditional group life and health results. Dental earnings were $4.3 million, an increase of $0.6 million, before expenses of $1.8 million to develop a new discounted fee-for-service program.

         Pretax earnings of the Financial Institutions Division were $1.9 million higher in the first nine months of 1997 as compared to the same period in 1996. Included in the Division's 1997 results are earnings from the coinsurance of a block of policies in the second quarter of 1996.

         The GIC Division had pretax operating earnings of $21.9 million in the first nine months of 1997 and $30.1 million in the corresponding period of 1996. In December, 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which has subsequently reduced the Division's earnings. The decrease was partially offset by a related improvement in earnings in the Corporate and Other segment. In addition, the Division has shortened the duration of its invested assets which also reduced earnings. Realized investment losses associated with this Division in the first nine months of 1997 were $1.8 million as compared to $7.8 million in the same period last year. As a result, total pretax earnings were $20.1 million in the first nine months of 1997 compared to $22.3 million for the same period last year.

         The Individual Life Division's results include West Coast which Protective Life acquired on June 3. The Division's pretax operating earnings of $15.6 million in the first nine months of 1997 were $4.8 million above the same period of 1996. West Coast represents $3.0 million of the increase. Mortality returned to normal levels in the 1997 third quarter after experiencing record high mortality in the previous quarter which reduced earnings approximately $4.3 million. Realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division were $1.1 million in 1996. As a result, total pretax earnings were $15.6 million in the first nine months of 1997 as compared to $11.9 million in the first nine months of 1996.

         Investment Products Division pretax operating earnings in the first nine months of 1997 of $6.3 million were even with the same period of 1996. The Division's 1996 results included a one-time $0.9 million addition to earnings. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.2 million as compared to $2.4 million last year, resulting in total pretax earnings of $6.5 million in the first nine months of 1997 as compared to $8.7 million in the same period of 1996.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax income for this segment was $3.5 million in the first nine months of 1997 compared to a loss of $4.4 million in the first nine months of 1996. In the 1997 third quarter the segment had $3.0 million of income from Protective Life's participation commercial mortgage loan program. The remaining increase in earnings relates primarily to increased net investment income on capital and income from a securitization transaction.

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

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                                                           NET INCOME
                      NINE MONTHS                                                          PERCENTAGE
                      ENDED                                      TOTAL                     INCREASE/
                     SEPTEMBER 30                             (IN THOUSANDS)              (DECREASE)

                      1996                                      $59,126                        1.4%
                      1997                                       74,453                       25.9


         Compared to the same period in 1996, net income in the first nine months of 1997 increased $15.3 million, reflecting improved operating earnings in the Acquisitions, Dental, Financial Institutions, Individual Life, and Investment Products Divisions and the Corporate and Other segment, which were offset by lower operating earnings in the Guaranteed Investment Contracts Division and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Protective Life anticipates that the impact of adopting these accounting standards will be immaterial to its financial condition.

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



                                              PROTECTIVE LIFE INSURANCE COMPANY




Date:   November 12, 1997                       /S/ JERRY W. DEFOOR
                                                -------------------
                                                Jerry W. DeFoor
                                                Vice President and Controller,
                                                and Chief Accounting Officer
                                                (Duly authorized officer)