Form 10-K
period 1997-12-31
PROTECTIVE LIFE INSURANCE CO
filed 1998-03-27
CIK 310826

--------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------


                                    FORM 1O-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
     DECEMBER 31, 1997                                          33-31940
                                                                33-39345
                                                                33-57052
                                                               333-02249

                  --------------------------------------------


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

                  --------------------------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

                  --------------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

 Aggregate market value of voting stock held by nonaffiliates of the registrant:
     None

 Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 6,
     1998: 5,000,000

    THE REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION  I(1)
(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

                       DOCUMENTS INCORPORATED BY REFERENCE

                              None, except Exhibits

       --------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS
      Protective Life Insurance Company ("Protective"), a stock life insurance company, was founded in 1907. Protective is a wholly-owned and the principal operating subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of a diverse array of insurance and investment products. Protective operates through seven divisions whose principal product lines can be grouped into three general categories: life insurance, specialty insurance products and retirement savings and investment products. Protective also has an additional business segment which is described herein as Corporate and Other. Unless the context otherwise requires "Protective" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

      Protective offers a competitive selection of individual life insurance, dental insurance and managed care products, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, and fixed and variable annuities. Protective distributes these products through many channels, primarily independent agents, insurance brokers, stockbrokers, financial institutions, company sales representatives, and automobile dealerships. Protective also seeks to acquire blocks of insurance policies from other insurers.

      Over the last twenty-five years PLC has made several acquisitions of smaller insurance companies or blocks of policies. Many of these transactions involved Protective. Additionally, PLC has from time to time merged other life insurance companies it has acquired into Protective. In the second quarter of 1995, Protective coinsured a block of 28,000 policies. In January 1996, Protective coinsured a block of 38,000 policies. In June 1996 Protective coinsured a block of 212,000 credit insurance policies. In December 1996 Protective acquired Community National Assurance Company with 16,000 policies and coinsured a related block of 22,000 policies. In June 1997 Protective acquired West Coast Life Insurance Company. In September 1997 Protective acquired the Western Diversified Group. In October 1997 Protective acquired a closed block of credit insurance policies.

ITEM 2.  PROPERTIES
      Protective's administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223. This building includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

      Protective leases administrative space in 7 cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $219 thousand.

      Marketing offices are leased in 16 cities, substantially all under leases for periods of three to five years. The aggregate monthly rent is approximately $53 thousand.

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

      At December 31, 1997, $483 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $727 million, would be subject to federal income tax at rates then effective.

      Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1998 is estimated to be $154 million.

      The American Foundation Preferred Stock pays, when and if declared, annual minimum cumulative dividends of $0.1 million and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million.

      American Foundation paid preferred dividends of $0.1 million each of 1997 and 1996. Protective and American Foundation expect to continue to be able to pay cash dividends, subject to their earnings and financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA
      Not required in accordance with General Instruction I(2)(a).

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS In accordance with General Instruction I(2)(a), Protective includes the following analysis with the reduced disclosure format.

REVENUES
      The following table sets forth revenues by source for the periods shown:

                                                                                                       PERCENTAGE
                                                                          YEAR ENDED                   INCREASE/
                                                                          DECEMBER 31                  (DECREASE)
                                                                       1997             1996
                                                                     --------          ------
                                                                            (IN THOUSANDS)

               Premiums and policy fees..........................   $   480,206        $462,050           3.9%
               Net investment income.............................       557,488         498,781          11.8%
               Realized investment gains (losses)................         1,824           5,510         (66.9)%
               Other income......................................         6,149           5,010          22.7%
                                                                    ------------     -----------
                                                                     $1,045,667        $971,351

      Premiums and policy fees increased $18.2 million or 3.9% in 1997 over 1996. The coinsurance by the Acquisitions Division of a block of policies and the acquisition of a small life insurance company in late 1996 resulted in a $4.4 million increase in premiums and policy fees. Decreases in older acquired blocks resulted in an $8.3 million decrease in premiums and policy fees. The Individual Life Division's premiums and policy fees increased $10.8 million. The June 1997 acquisition of West Coast Life Insurance Company ("West Coast") increased premiums and policy fees $14.1 million. The Dental Division's exit from the group major medical business during 1997 resulted in a $31.1 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $25.7 million. Premiums and policy fees from the Financial Institutions Division decreased $1.2 million. Decreases of $10.2 million resulted from a reinsurance arrangement begun in 1995. Decreases of $17.1 million related to the normal decrease in premium on a closed block of credit insurance policies reinsured in 1996. The recent acquisition of the Western Diversified Group ("Western Diversified") and coinsurance of an unrelated closed block of credit insurance policies increased premiums and policy fees $26.1 million. The increase in premiums and policy fees from the Investment Products Division was $4.2 million.

      Net investment income for 1997 was $58.7 million or 11.8% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions and to receiving annuity and guaranteed investment contract (GIC) deposits. The coinsurance of a block of policies and the acquisition of a small life insurance company in late 1996, and the acquisition of West Coast, Western Diversified, and the block of credit insurance policies in 1997 resulted in an increase in net investment income of $39.4 million in 1997. The percentage earned on average cash and investments was 7.6% in 1997 and 7.8% in 1996.

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

      Protective maintains an allowance for uncollectible amounts on investments. The allowance totaled $23.0 million at December 31, 1997 and $30.9 million at December 31, 1996. Realized investment gains in 1997 of $34.3 million were largely offset by realized investment losses of $32.5 million, including a loss of $6.9 million incurred in connection with the sale of $445 million of mortgage loans in a securitization transaction. Realized investment losses in 1997 were reduced by a $7.9 million reduction to the allowance for uncollectible amounts on investments.

      Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC. Other income increased $1.1 million in 1997 as compared to 1996.

INCOME BEFORE INCOME TAX
      The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                              OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE
                                                    INCOME TAX YEAR ENDED DECEMBER 31
                                                              (IN THOUSANDS)
                                                                1997                          1996
                                                               ----------                   -------

                 OPERATING INCOME (LOSS) (1)
                 LIFE INSURANCE
                      Acquisitions                              $ 56,672                    $ 53,564
                      Individual Life                             22,480                      14,774
                      West Coast                                   8,202
                 SPECIALTY INCOME PRODUCTS
                      Dental                                      11,767                         821
                      Financial Institutions                      13,017                       8,966
                 RETIREMENT SAVINGS AND
                   INVESTMENT PRODUCTS
                      GIC                                         28,117                      40,093
                      Investment Products                          8,303                       7,852
                 CORPORATE AND OTHER                                (259)                     (2,410)
                 -------------------------------------------------------------------------------------
                 TOTAL OPERATING INCOME                          148,299                     123,660
                 -----------------------------------------------------------------------------------
                 REALIZED INVESTMENT GAINS (LOSSES)
                      Individual Life                                                          3,098
                      GIC                                         (3,180)                     (7,963)
                      Investment Products                            589                       3,858
                      Unallocated Realized
                        Investment Gains (Losses)                  4,415                       6,517
                 RELATED AMORTIZATION OF DEFERRED
                   POLICY ACQUISITION COSTS
                      Individual Life                                                         (1,974)
                      INVESTMENT PRODUCTS                           (373)                     (1,887)
                 -------------------------------------------------------------------------------------
                 TOTAL NET                                         1,451                       1,649
                 -----------------------------------------------------------------------------------
                 INCOME (LOSS) BEFORE INCOME TAX
                 LIFE INSURANCE
                      Acquisitions                                56,672                      53,564
                      Individual Life                             22,480                      15,898
                      West Coast                                   8,202
                 SPECIALTY INCOME PRODUCTS
                      Dental                                      11,767                         821
                      Financial Institutions                      13,017                       8,966
                 RETIREMENT SAVINGS AND
                   INVESTMENT PRODUCTS
                      GIC                                         24,937                      32,130
                      Investment Products                          8,519                       9,823
                 Corporate and Other                                (259)                     (2,410)
                 Unallocated Realized
                   INVESTMENT GAINS (LOSSES)                       4,415                       6,517
                 -----------------------------------------------------------------------------------
                 Total income before
                   INCOME TAX                                   $149,750                     $125,309
                 ------------------------------------------------------------------------------------

                 (1) Income  before  income tax  excluding  realized  investment gains and losses and related amortization of deferred policy acquisition costs.

      Pretax earnings from the Acquisitions Division increased $3.1 million in 1997 as compared to 1996. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division's most recent acquisitions resulted in a $1.8 million increase in pretax earnings. In addition, the Division's mortality experience was approximately $6.0 million more favorable in 1997 than in 1996.

      The Individual Life Division's 1997 pretax operating earnings of $22.5 million were $7.7 million above 1996 even though the Division experienced record high mortality in the second quarter. The increase was primarily due to growth and improved expense control. There were no realized investment gains, net of related amortization of deferred policy acquisition costs, associated with this Division in 1997 and $1.1 million in 1996. As a result, total pretax earnings were $22.5 million in 1997 and $15.9 million in 1996.

      Headquartered in San Francisco, West Coast was acquired by Protective on June 3, 1997. For the seven months of 1997 that it was a subsidiary of Protective, the West Coast Division had pretax operating earnings of $8.2 million.

      Dental Division 1997 pretax earnings were $11.8 million. Dental earnings were $6.0 million, an increase of $0.7 million, before expenses of $2.2 million to develop a new discounted fee-for-service dental program. Pretax earnings included a one-time release of reserves associated with exiting the group major medical business of $1.8 million. Lower cancer earnings partially offset improved results in other lines.

      The Financial Institutions Division's 1997 pretax earnings increased $4.1 million to $13.0 million. The Division's results include earnings from recent acquisitions. At the end of the 1997 third quarter, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies.

      The Guaranteed Investment Contracts (GIC) Division had pretax earnings of $28.1 million in 1997 and $40.1 million in 1996. Several factors contributed to the 1997 decline. In December 1996, the Company sold a major portion of its bank loan participations in a securitization transaction which had the effect of reducing the Division's earnings and increasing earnings in the Corporate and Other segment. In order to better match assets to liabilities on a divisional level, the Company shortened the duration of GIC Division invested assets and lengthened the duration of the other divisions' invested assets. As a result, GIC earnings were reduced and earnings of the other divisions were increased. Realized investment losses associated with this Division in 1997 were $3.2 million as compared to $8.0 million in 1996. As a result, total pretax earnings were $24.9 million in 1997 and $32.1 million in 1996. The rate of growth in GIC deposits has decreased as the amount of maturing contracts has increased.

      The Investment Products Division's 1997 pretax operating earnings were $8.3 million, an increase of $0.5 million over 1996. Realized investment gains, net of related amortization of deferred policy acquisition costs, were $0.2 million in 1997 as compared with $2.0 million in 1996. As a result, total pretax earnings were $8.5 million in 1997 and $9.8 million in 1996.

      The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax losses for this segment were $2.2 million lower in 1997 as compared to 1996 primarily due to increased net investment income on capital.

INCOME TAX EXPENSE
      The following table sets forth the effective income tax rates for the periods shown:

        YEAR ENDED                                           EFFECTIVE INCOME
        DECEMBER 31                                                TAX RATES
        -----------                                          ---------------
            1997...........................................           34.9%
            1996...........................................           34.1

      Management's current estimate of the effective income tax rate for 1998 is between 34.0% and 35.0%.

NET INCOME
      The following table sets forth net income for the periods shown:

                                                      NET INCOME
                                              ---------------------------
  YEAR ENDED                                                  PERCENTAGE
  DECEMBER 31                                     AMOUNT      INCREASE
                                              (IN THOUSANDS)
   1997..................................         $97,448         18.1%
   1996..................................          82,543          6.2

      Compared to 1996, net income in 1997 increased 18.1%, reflecting improved operating earnings in the Acquisitions, Individual Life, West Coast, Dental and Financial Institutions Divisions, and the Corporate and Other segment, offset by lower realized investment gains and lower operating earnings in the GIC and Investment Products Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS
      For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants.........................................
Consolidated Statements of Income for the years ended December 31, 1997,
     1996, and 1995.......................................................
Consolidated Balance Sheets as of December 31, 1997 and 1996..............
Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1997, 1996, and 1995......................................
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
     1996, and 1995.......................................................
Notes to Consolidated Financial Statements................................
Financial Statement Schedules:
 Schedule III-- Supplementary Insurance Information.......................
 Schedule IV-- Reinsurance................................................

      All other schedules to the consolidated  financial  statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

        We have audited the consolidated financial statements and the financial statement schedules of Protective Life Insurance Company and Subsidiaries listed in the index on page __ of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                            COOPERS & LYBRAND L.L.P.

February 11, 1998
Birmingham, Alabama


                                           PROTECTIVE LIFE INSURANCE COMPANY

                                           CONSOLIDATED STATEMENTS OF INCOME
                                                (DOLLARS IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31
                                                                                    1997         1996         1995
                                                                               -----------------------------------

REVENUES
   Premiums and policy fees (net of reinsurance ceded: 1997-$334,899;
     1996-$308,174; 1995-$333,173)........................................       $   480,206    $462,050    $411,682
   Net investment income..................................................           557,488     498,781     458,433
   Realized investment gains..............................................             1,824       5,510       1,951
   Other income...........................................................             6,149       5,010       1,355
                                                                               ------------- -----------  ----------
                                                                                   1,045,667     971,351     873,421
                                                                                  ----------   ---------    --------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 1997-$180,605;
     1996-$215,424; 1995-$247,224)........................................           658,872     626,893     553,100
   Amortization of deferred policy acquisition costs......................           107,175      91,001      82,700
   Other operating expenses (net of reinsurance ceded: 1997-$90,045;
     1996-$81,839; 1995-$84,855)..........................................           129,870     128,148     119,888
                                                                                 -----------   ---------    --------
                                                                                     895,917     846,042     755,688
                                                                                 -----------   ---------    --------

INCOME BEFORE INCOME TAX..................................................           149,750     125,309     117,733

INCOME TAX EXPENSE (BENEFIT)
     Current..............................................................            66,283      44,908      47,009
     Deferred.............................................................           (13,981)     (2,142)     (6,972)
                                                                                -------------  ---------   ---------
                                                                                      52,302      42,766      40,037
                                                                                ------------   ---------   ---------
NET INCOME................................................................       $    97,448    $ 82,543    $ 77,696
                                                                                 ===========    ========    ========






















                 See notes to consolidated financial statements.

                                           PROTECTIVE LIFE INSURANCE COMPANY

                                              CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               DECEMBER 31
                                                                                        1997               1996
                                                                                     ------------        ---------
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 1997-$6,221,871; 1996-$4,648,525)...$  6,348,252         $4,662,997
    Equity securities, at market (cost: 1997-$24,983; 1996-$31,669)..................      15,006             35,250
    Mortgage loans on real estate....................................................   1,313,478          1,503,781
    Investment real estate, net of accumulated depreciation (1997-$671; 1996-$911)...      13,469             14,172
    Policy loans.....................................................................     194,109            166,704
    Other long-term investments......................................................      54,704             29,193
    Short-term investments...........................................................      54,337            101,215
                                                                                     --------------      -----------
        Total investments                                                               7,993,355          6,513,312
Cash.................................................................................      39,197            114,384
Accrued investment income............................................................      94,095             70,541
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (1997-$5,292; 1996-$2,525)...............................................      42,255             43,469
Reinsurance receivables..............................................................     591,457            332,614
Deferred policy acquisition costs....................................................     632,605            488,201
Property and equipment, net..........................................................      36,407             35,489
Other assets.........................................................................      14,445             14,636
Assets related to separate accounts..................................................     931,465            550,697
                                                                                     --------------     ------------
                                                                                      $10,375,281         $8,163,343
                                                                                     ==============     ============

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims...............................................$  3,324,294         $2,448,449
     Unearned premiums...............................................................     396,696            257,553
                                                                                     --------------     ------------
                                                                                        3,720,990          2,706,002
Guaranteed investment contract deposits..............................................   2,684,676          2,474,728
Annuity deposits.....................................................................   1,511,553          1,331,067
Other policyholders' funds...........................................................     183,324            142,221
Other liabilities....................................................................     246,081            117,847
Accrued income taxes.................................................................         941              1,854
Deferred income taxes................................................................      49,417             37,722
Indebtedness to related parties......................................................      28,055             25,014
Liabilities related to separate accounts.............................................     931,465            550,697
                                                                                     --------------     ------------
       Total liabilities.............................................................    9,356,502         7,387,152
                                                                                     -------------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES -- NOTE G

STOCKHOLDER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000.......................           2                  2
Common Stock, $1.00 par value........................................................       5,000              5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital...........................................................     327,992            237,992
Note receivable from PLC Employee Stock Ownership Plan...............................      (5,378)            (5,579)
Retained earnings....................................................................     629,436            532,088
Accumulated other comprehensive income
  Net unrealized gains on investments (net of income tax: 1997-$33,238; 1996-$3,601).      61,727              6,688
                                                                                     --------------  ---------------
       Total stockholder's equity....................................................   1,018,779            776,191
                                                                                     ------------      -------------
                                                                                      $10,375,281        $ 8,163,343
                                                                                     ============      =============





                See notes to consolidated financial statements.



                        PROTECTIVE LIFE INSURANCE COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                       NOTE
                                                                                     RECEIVABLE                NET         TOTAL
                                                                           ADDITIONAL  FROM                 UNREALIZED     STOCK-
                                                       PREFERRED    COMMON  PAID-IN     PLC    RETAINED   GAINS (LOSSES)  HOLDER'S
                                                          STOCK      STOCK  CAPITAL    ESOP    EARNINGS    ON INVESTMENT   EQUITY

Balance, December 31, 1994............................             $5,000   $126,494  $(5,936) $377,049    $(107,532)    $395,075
                                                                                                                         --------
    Net income for 1995...............................                                           77,696                    77,696
    Increase in net unrealized gains on investments
       (net of income tax: $89,742)...................                                                       166,663      166,663
    Reclassification adjustment for amounts included in
       net income (net of income tax: $(683)).........                                                        (1,268)      (1,268)
                                                                                                                         ---------
    Comprehensive income for 1995.....................                                                                    243,091
                                                                                                                         --------
    Common dividends ($1.00 per share)................                                           (5,000)                   (5,000)
    Preferred dividends ($50 per share)...............                                             (100)                     (100)
    Capital contribution from PLC.....................                        18,000                                       18,000
    Decrease in note receivable form PLC ESOP.........                                     171                                171
                                                         -------------------------------------- -------------- ---------------------
Balance, December 31, 1995............................              5,000    144,494    (5,765) 449,645       57,863      651,237
                                                                                                                          -------
    Net income for 1996...............................                                           82,543                    82,543
    Decrease in net unrealized gains on investments
       (net of income tax: $(25,627)..................                                                       (47,593)     (47,593)
    Reclassification adjustment for amounts included in
       net income (net of income tax: $(1,928)).......                                                        (3,582)      (3,582)
                                                                                                                         --------
    Comprehensive income for 1996.....................                                                                     31,368
                                                                                                                         --------
    Redemption feature of preferred stock removed-Note I  $   2                1,998                                        2,000
    Preferred dividends ($50 per share)...............                                             (100)                     (100)
    Capital contribution from PLC.....................                        91,500                                       91,500
    Decrease in note receivable from PLC ESOP.........                                     186                                186
                                                        ------------------------------------------ --------------- ----------------
Balance, December 31, 1996............................        2     5,000    237,992    (5,579) 532,088        6,688      776,191
                                                                                                                          -------
    Net income for 1997...............................                                           97,448                    97,448
    Increase in net unrealized
       gains on investments (net of income tax-$30,275)                                                       56,225       56,225
    Reclassification adjustment for amounts included
       in net income (net of income tax: $(638))......                                                        (1,186)      (1,186)
                                                                                                                          --------
    Comprehensive income for 1997.....................                                                                    152,487
                                                                                                                          -------
    Preferred dividends ($50 per share)...............                                             (100)                     (100)
    Capital contribution from PLC.....................                       90,000                                        90,000
    Decrease in note receivable from PLC ESOP.........                                     201                                201
                                                        ---------------------------------- ---------- -------------  --------------
Balance, December 31, 1997............................    $   2   $5,000   $327,992    $(5,378)$629,436      $61,727   $1,018,779
                                                          =====   ======   ========    ======= ========      =======   ==========









                 See notes to consolidated financial statements.


                        PROTECTIVE LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                                                         DECEMBER 31
                                                                                         --------------------------------------
                                                                                              1997           1996          1995
                                                                                         --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income.............................................................................$    97,448  $    82,543 $    77,696
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs...................................    107,175       91,001      84,501
       Capitalization of deferred policy acquisition costs.................................   (135,211)     (77,078)    (89,266)
       Depreciation expense................................................................      5,124        5,333       4,317
       Deferred income taxes...............................................................    (17,918)      (2,442)     (6,971)
       Accrued income taxes................................................................     (5,558)         893       5,537
       Interest credited to universal life and investment products.........................    299,004      280,377     286,710
       Policy fees assessed on universal life and investment products......................   (131,582)    (116,401)   (100,840)
       Change in accrued investment income and other receivables...........................   (158,798)     (70,987)   (161,924)
       Change in policy liabilities and other policyholder funds of traditional life and
          health products                                                                      279,522      133,621     201,353
       Change in other liabilities.........................................................     65,393        7,209      (3,270)
       Other (net).........................................................................     (1,133)      (4,281)     (6,634)
                                                                                           ------------   ---------  --------------
Net cash provided by operating activities..................................................    403,466      329,788     291,209
                                                                                           -----------    --------   -------------

CASHFLOWS FROM  INVESTING  ACTIVITIES
  Maturities  and  principal  reduction  of
    investments:
       Investments available for sale......................................................  6,462,663     1,327,323   2,014,060
       Other...............................................................................    324,242       168,898      78,568
    Sale of investments:
       Investment available for sale.......................................................  1,108,058     1,569,119   1,523,454
       Other...............................................................................    695,270       568,218     141,184
    Cost of investments acquired:
       Investments available for sale...................................................... (8,428,804)   (3,798,631) (3,626,877)
       Other...............................................................................   (718,335)     (400,322)   (540,648)
    Acquisitions and bulk reinsurance assumptions..........................................   (169,124)      264,126
    Purchase of property and equipment.....................................................     (6,087)       (6,899)     (5,629)
    Sale of property and equipment.........................................................      2,681           288         286
                                                                                           ------------- ----------- --------------
Net cash used in investing activities......................................................   (729,436)     (307,880)   (415,602)
                                                                                             ----------      -------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under line of credit arrangements and long-term debt........................  1,159,538       941,438   1,162,700
    Capital contribution from PLC..........................................................     90,000        91,500      18,000
    Principal payments on line of credit arrangements and long-term debt................... (1,159,538)     (941,438) (1,162,700)
    Principal payment on surplus note to PLC...............................................     (4,693)      (10,000)     (4,750)
    Dividends to stockholder...............................................................       (100)         (100)     (5,100)
    Investment product deposits and change in universal life deposits......................    910,659       949,122     908,063
    Investment product withdrawals.........................................................   (745,083)     (944,244)   (785,622)
                                                                                             ----------      -------- ------------
Net cash provided by financing activities..................................................    250,783        86,278     130,591
                                                                                           -----------    ---------- ------------

INCREASE(DECREASE) IN CASH.................................................................    (75,187)      108,186       6,198
CASH AT BEGINNING OF YEAR..................................................................    114,384         6,198           0
                                                                                           -----------    ---------- --------------
CASH AT END OF YEAR........................................................................$    39,197     $ 114,384 $     6,198
                                                                                           ============    ========= ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year:
       Interest on debt....................................................................$     4,343   $     4,633 $     6,029
       Income taxes........................................................................$    70,133   $    43,478 $    41,397

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Reduction of principal on note from ESOP...............................................$       201   $       186 $       171
    Acquisitions and bulk reinsurance assumptions
       Assets acquired..................................................................... $1,114,832     $ 296,935 $       613
       Liabilities assumed.................................................................   (902,267)     (364,862)    (21,800)
                                                                                            -----------     --------- -------------
       Net.................................................................................$   212,565     $ (67,927)$   (21,187)
                                                                                           ===========      ========= ============



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

      ENTITIES INCLUDED
      The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Insurance Company and its wholly-owned subsidiaries. Protective is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company.

      NATURE OF OPERATIONS
      Protective produces, distributes, and services a diverse array of life insurance, specialty insurance and retirement savings and investment products. Protective markets individual life insurance, dental insurance and managed care services, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, and fixed and variable annuities throughout the United States. Protective also maintains a separate division devoted exclusively to the acquisition of insurance policies from other companies.

      The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors.

      RECENTLY ISSUED ACCOUNTING STANDARDS
     In 1996 Protective adopted Statement of Financial Accounting Standards ("SFAS") No. 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts;" SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of;" and SFAS No. 122, "Accounting for Mortgage Servicing Rights." In 1997 Protective adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" SFAS No. 130, "Reporting Comprehensive Income;" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      SFAS No. 130 requires the presentation of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Protective has reconfigured the Consolidated Statements of Stockholder's Equity presented herein in accordance with this Statement. SFAS No. 131 requires additional disclosures with respect to Protective's operating segments.

      The adoption of these accounting standards did not have a material effect on Protective's financial statements but has resulted in changed disclosure and financial statement presentation.

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

    Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $3.1 million in bank deposits voluntarily restricted as to withdrawal.

    As prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax reported as a component of stockholder's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective's operations, its reported stockholder's equity will fluctuate significantly as interest rates change.

      Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                       1997            1996
                                                 ----------------  ---------

Total investments................................$  7,876,952      $6,495,259
Deferred policy acquisition costs................     654,043         495,965
All other assets.................................   1,749,321       1,161,830
                                                 -------------      ----------
                                                  $10,280,316      $8,153,054
                                                 =============     ===========

Deferred income taxes............................$     16,179      $   34,121
All other liabilities............................   9,307,085       7,349,430
                                                 -------------     -----------
                                                    9,323,264       7,383,551
Stockholder's equity.............................     957,052         769,503
                                                --------------   ------------
                                                  $10,280,316      $8,153,054
                                                 =============    ===========

    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

    DERIVATIVE FINANCIAL INSTRUMENTS
    Protective does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. Net realized gains of $1.5 million and net realized losses of $0.2 million were deferred in 1997 and 1996 respectively. At December 31, 1997 and 1996, options and open futures contracts with notional amounts of $925.0 million and $805.0 million, respectively, had net unrealized losses of $0.4 million and $1.9 million respectively.

    Protective uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At December 31, 1997, related open interest rate swap contracts with a notional amount of $95.3 million were in a $0.1 million net unrealized loss position. At December 31, 1996, related open interest rate swap contracts with a notional amount of $150.3 million were in a $0.7 million net unrealized loss position.

    In connection with a commercial mortgage loan securitization, Protective entered into interest rate swap contracts converting a fixed rate of interest to a floating rate of interest and converting a floating rate of interest to a fixed rate of interest with notional amounts at December 31, 1997, of $332.4 million and $200.0 million, respectively. In the aggregate, there were no net unrealized gains or losses associated with these swap contracts at December 31, 1997.

    CASH
    Cash includes all demand deposits reduced by the amount of outstanding checks and drafts.

    PROPERTY AND EQUIPMENT
    Property and equipment are reported at cost. Protective primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

    Property and equipment consisted of the following at December 31:

                                                     1997            1996
                                                 --------------  ---------
Home office building.............................   $37,459         $36,586
Other, principally furniture and equipment.......    46,937          35,401
                                                   --------        --------
                                                     84,396          71,987
Accumulated depreciation.........................    47,989          36,498
                                                   --------        --------
                                                    $36,407         $35,489
                                                   ========        ========

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

    Activity in the liability for unpaid claims is summarized as follows:

                                                                          1997           1996            1995
                                                                     -------------- --------------   --------

           Balance beginning of year................................      $108,159      $  73,642      $ 79,462
               Less reinsurance.....................................         6,423          3,330         5,024
                                                                       -----------    -----------     ---------

           Net balance beginning of year............................       101,736         70,312        74,438
                                                                         ---------     ----------      --------

           Incurred related to:
           Current year.............................................       258,322        275,524       216,839
           Prior year...............................................       (14,540)        (2,417)       (4,038)
                                                                         ----------    -----------     ---------
               Total incurred.......................................       243,782        273,107       212,801
                                                                         ---------        --------     ---------

           Paid related to:
           Current year.............................................       203,381        197,163       164,321
           Prior year...............................................        58,104         57,812        48,834
                                                                        ----------     ----------     ---------
               Total paid...........................................       261,485        254,975       213,155
                                                                         ---------      ---------      --------

           Other changes:
               Acquisitions and
                  reserve transfers.................................         3,415         13,292        (3,772)
                                                                       -----------     ----------      ---------

           Net balance end of year..................................        87,448        101,736        70,312
               Plus reinsurance.....................................        18,673          6,423         3,330
                                                                        ----------    -----------    ----------

           Balance end of year......................................      $106,121       $108,159      $ 73,642
                                                                          ========       ========      ========

     o Universal Life and Investment Products-- Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 1997.

     At December 31, 1997, Protective estimates the fair value of its guaranteed investment contracts to be $2,687.3 million using discounted cash flows. The surrender value of Protective's annuities which approximates fair value was $1,494.6 million.

o Policy Acquisition Costs-- Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are being amortized over the lives of the policies in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and
Losses from the Sale of Investments," Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations forthe future change from initial assumptions. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.

    The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. For acquisitions occurring after 1988, Protective amortizes the present value of future profits over the premium payment period including accrued interest at 8%. The unamortized present value of future profits for such acquisitions was approximately $261.9 million and $149.9 million at December 31, 1997 and 1996, respectively. During 1996 $69.2 million of present value of future profits on acquisitions made during the year was capitalized and $21.8 million was amortized. During 1997 $136.2 million of present value of future profits on acquisitions made during the year was capitalized, and $24.2 million was amortized. The unamortized present value of future profits for all acquisitions was $274.9 million at December 31, 1997 and $167.6 million at December 31, 1996.

    PARTICIPATING POLICIES
    Participating business comprises approximately 1% of the individual life insurance in force and 2% of the individual life insurance premium income. Policyholder dividends totaled $4.6 million in 1997, $4.1 million in 1996, and $2.6 million in 1995.

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

    The  reconciliations  of net income and  stockholder's  equity  prepared  in
conformity  with  statutory   reporting   practices  to  that  reported  in  the
accompanying consolidated financial statements are as follows:

                                                               NET INCOME                    STOCKHOLDER'S EQUITY
                                                    -------------------------------------------------------------------------------
                                                     1997        1996        1995         1997        1996       1995
                                                  ----------  ----------  ----------   ----------  ----------  -------

In conformity with statutory reporting
  practices:(1)...................................  $134,417    $102,337    $115,259  $   579,111  $  456,320  $ 324,416
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization..............................    10,310      (2,830)       (765)     632,605     488,201    410,183
      Deferred income tax.........................    13,981       2,142       6,972      (49,417)    (37,722)   (67,420)
      Asset Valuation Reserve.....................                                         67,369      64,233    105,769
      Interest Maintenance Reserve................    (1,434)     (2,142)     (1,235)       9,809      17,682     14,412
      Nonadmitted items...........................                                         30,500      21,610     20,603
      Other timing and valuation adjustments......   (54,494)    (11,210)    (45,028)    (215,448)   (197,227)  (108,495)
      Noninsurance affiliates.....................    17,530      11,104         (22)          (4)          4         (9)
      Consolidation elimination...................   (22,862)    (16,858)      2,515      (35,746)    (36,910)   (46,222)
                                                    ---------    -------- ----------- ------------ ----------- ----------

In conformity with generally accepted
  accounting principles........................... $  97,448    $ 82,543   $  77,696   $1,018,779  $  776,191  $ 653,237
                                                   =========    ========   =========   ==========  ==========  =========


(1) Consolidated


NOTE C -- INVESTMENT OPERATIONS

      Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                           1997           1996            1995
                                                                        ----------     ----------       -------

                  Fixed maturities....................................    $396,255       $310,353        $272,942
                  Equity securities...................................       1,186          2,124           1,338
                  Mortgage loans on real estate.......................     161,604        153,463         162,135
                  Investment real estate..............................       2,004          1,875           1,855
                  Policy loans........................................      11,370         10,378           8,958
                  Other, principally short-term investments...........      21,876         51,637          40,348
                                                                        ----------     ----------       ---------
                                                                           594,295        529,830         487,576
                  Investment expenses.................................      36,807         31,049          29,143
                                                                        ----------     ----------      ----------
                                                                          $557,488       $498,781        $458,433
                                                                          ========       ========        ========

       Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                  Fixed maturities....................................   $  (8,355)     $  (7,101)    $   6,118
                  Equity securities...................................       5,975          1,733            44
                  Mortgage loans and other investments................       4,204         10,878        (4,211)
                                                                        ----------      ---------       ---------
                                                                         $   1,824      $   5,510      $  1,951
                                                                         =========      =========      =========

      Protective has established an allowance for uncollectible amounts on investments. The allowance totaled $23.0 million at December 31, 1997 and $30.9 million at December 31, 1996. Additions and reductions to the allowance are included in realized investment gains (losses). Without such additions/reductions, Protective had net realized investment losses of $6.1 million in 1997, net realized investment gains of $3.7 million in 1996, and net realized investment losses of $0.5 million in 1995.

      In 1997, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $21.3 million and gross losses were $23.5 million. In 1996, gross gains were $6.9 million and gross losses were $11.8 million. In 1995, gross gains were $18.0 million and gross losses were $11.8 million.

      The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:

                                                                                    GROSS           GROSS         ESTIMATED
                                                                      AMORTIZED     UNREALIZED     UNREALIZED      MARKET
            1997                                                      COST           GAINS         LOSSES          VALUES
            ----                                                 -------------- --------------  -------------   ---------

            Fixed maturities:
               Bonds:
                    Mortgage-backed.............................     $2,982,266      $ 54,103        $16,577     $3,019,792
                    United States Government and
                      authorities...............................        160,484         1,366              0        161,850
                    States, municipalities, and
                      political subdivisions....................         31,621           532              0         32,153
                    Public utilities............................        481,679         7,241              0        488,920
                    Convertibles and bonds with
                      warrants..................................            694             0            168            526
                    All other corporate bonds...................      2,559,186        80,903          1,019      2,639,070
               Redeemable preferred stocks......................          5,941             0              0          5,941
                                                                  ---------------------------   ------------ --------------
                                                                      6,221,871       144,145         17,764      6,348,252
            Equity securities...................................         24,983           300         10,277         15,006
            Short-term investments..............................         54,337             0              0         54,337
                                                                  ---------------------------   ------------  -------------
                                                                     $6,301,190      $144,445        $28,041     $6,417,595
                                                                     ==========      ========        =======     ==========


                                                                                    GROSS           GROSS         ESTIMATED
                                                                      AMORTIZED     UNREALIZED     UNREALIZED      MARKET
            1996                                                      COST           GAINS         LOSSES          VALUES
            ----                                                 -------------- --------------  -------------   ---------

            Fixed maturities:
               Bonds:
                    Mortgage-backed.............................     $2,192,978      $ 29,925        $20,810     $2,202,093
                    United States Government and
                      authorities...............................        348,318           661          1,377        347,602
                    States, municipalities, and
                      political subdivisions....................          5,515            47              9          5,553
                    Public utilities............................        364,692         2,205            337        366,560
                    Convertibles and bonds with
                      warrants..................................            679             0            158            521
                    All other corporate bonds...................      1,679,276        33,879         29,388      1,683,767
               Bank loan participations.........................         49,829             0              0         49,829
               Redeemable preferred stocks......................          7,238            60            226          7,072
                                                                 --------------  ------------     ---------- --------------
                                                                      4,648,525        66,777         52,305      4,662,997
            Equity securities...................................         31,669         9,570          5,989         35,250
            Short-term investments..............................        101,215             0              0        101,215
                                                                   ------------ -------------   ------------   ------------
                                                                     $4,781,409      $ 76,347        $58,294     $4,799,462
                                                                     ==========      ========        =======     ==========

                                       22

      The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.
                                                                     ESTIMATED
                                                        AMORTIZED     MARKET
                                                          COST        VALUES
                                                       ---------    ----------

1997  Due in one year or less.........................$  456,248   $  460,994
      Due after one year through five years........... 2,774,769    2,815,553
      Due after five years through ten years.......... 2,377,989    2,440,193
      Due after ten years.............................   612,865      631,512
                                                      ------------ ------------
                                                      $6,221,871   $6,348,252
                                                      ============ ===========

                                                                    ESTIMATED
                                                       AMORTIZED     MARKET
                                                         COST        VALUES
                                                       ---------    ---------
1996
      Due in one year or less.......................$   417,463   $   420,774
      Due after one year through five years.......... 1,547,805     1,546,278
      Due after five years through ten years......... 2,090,149     2,095,781
      Due after ten years.............................  593,108       600,164
                                                      ----------- ------------
                                                     $4,648,525    $4,662,997
                                                      ===========  ==========

   The approximate percentage distribution of Protective's fixed maturity investments by quality rating at December 31 is as follows:

      RATING                                                   1997        1996
      ------                                               --------------------
       AAA.................................................   41.1%       48.3%
       AA..................................................    4.8         4.4
       A...................................................   29.1        22.6
       BBB
         Bonds.............................................   21.9        21.1
         Bank loan participations..........................                0.1
       BB or Less
         Bonds.............................................    3.0         2.5
         Bank loan participations..........................                0.9
       Redeemable preferred stocks.........................    0.1         0.1
                                                             -------     -------
                                                             100.0%      100.0%
                                                              =====       =====

      At December 31, 1997 and 1996, Protective had bonds which were rated less than investment grade of $195.2 million and $117.5 million, respectively, having an amortized cost of $193.6 million and $137.0 million, respectively. At December 31, 1997, approximately $89.6 million of the bonds rates less than investment grade were securities issued in company-sponsored commercial mortgage loan securitizations. Additionally, Protective had bank loan participations at December 31, 1996 which were rated less than investment grade of $43.6 million having an amortized cost of $43.6 million.

      The change in unrealized gains (losses), net of income tax on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                                 1997         1996         1995
                                              ----------- ------------- --------
Fixed maturities............................  $72,741      $(56,898)    $199,024
Equity securities...........................  $(8,813)     $    207     $  2,740

      At December 31, 1997, all of Protective's mortgage loans were commercial loans of which 75% were retail, 9% were apartments, 7% were office buildings, and 7% were warehouses. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 5% of mortgage loans. Approximately 84% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Florida, Georgia, Texas, North Carolina, Alabama, Virginia, South Carolina, Tennessee, Kentucky, California, Maryland, Mississippi, Ohio, Michigan, and Indiana.

      Many of the mortgage loans have call provisions after five to seven years. Assuming the loans are called at their next call dates, approximately $76.7 million would become due in 1998, $434.4 million in 1999 to 2002, and $129.7 million in 2003 to 2007.

      At December 31, 1997, the average mortgage loan was $1.6 million, and the weighted average interest rate was 8.8%. The largest single mortgage loan was $12.8 million. While Protective's mortgage loans do not have quoted market values, at December 31, 1997 and 1996, Protective estimates the market value of its mortgage loans to be $1,405.5 million and $1,581.7 million, respectively, using discounted cash flows from the next call date.

      At December 31, 1997 and 1996, Protective's problem mortgage loans and foreclosed properties totaled $17.7 million and $23.7 million, respectively. Protective's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective's evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

      Certain investments, principally real estate, with a carrying value of $6.7 million were nonincome producing for the twelve months ended December 31, 1997.

      Protective believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits. Policy loan interest rates generally range from 4.5% to 8.0%. The fair values of Protective's other long-term investments approximate cost.

NOTE D -- FEDERAL INCOME TAXES

      Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                              1997        1996        1995
                                                                           ----------  ----------  -------
Statutory federal income tax rate applied to pretax income.................  35.0%       35.0%       35.0%
Dividends received deduction and tax-exempt interest.......................  (0.2)       (0.4)       (0.5)
Low-income housing credit..................................................  (0.6)       (0.6)       (0.7)
Tax benefits arising from prior acquisitions and other
 adjustments...............................................................   0.7         0.1         0.2
                                                                            -----       -----       -----
Effective income tax rate..................................................  34.9%       34.1%       34.0%
                                                                             ====        ====        ====

      The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

      Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                           1997        1996       1995
                                                                       -----------  ---------- ---------
Deferred policy acquisition costs.....................................  $  7,054      $ 15,542   $(11,606)
Benefit and other policy liability changes............................   (23,564)      (16,321)    52,496
Temporary differences of investment income............................     2,516        (1,163)   (34,175)
Other items...........................................................        13          (200)   (13,687)
                                                                      ------------   ----------   --------
                                                                        $(13,981)   $   (2,142)  $ (6,972)
                                                                        ========     =========   =========

      The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                          1997         1996
                                                        --------     --------
Deferred income tax assets:
  Policy and policyholder liability reserves........... $138,701    $  80,151
  Other................................................    1,029        2,503
                                                        ----------  -----------
                                                         139,730       82,654
Deferred income tax liabilities:
  Deferred policy acquisition costs....................  150,895      117,696
  Unrealized gain on investments.......................   38,252        2,680
                                                       ----------  -----------
                                                         189,147      120,376
                                                       ----------  -----------
  Net deferred income tax liability                    $  49,417    $  37,722
                                                        =========    =========

      Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1997 was approximately $73 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $727 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Protective does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

      Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

NOTE E -- DEBT

      At December 31, 1997, PLC had no borrowings outstanding under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital.

      Protective has arranged sources of credit to temporarily fund scheduled investment commitments. Protective expects that the rate received on its investments will equal or exceed its borrowing rate. Protective had no such temporary borrowings outstanding at December 31, 1997 and 1996.

      Included in indebtedness to related parties is a surplus debenture issued by Protective to PLC. At December 31, 1997, the balance of the surplus debenture was $20.0 million. The debenture matures in 2003.

      Indebtedness to related parties also consists of payables to affiliates under control of PLC in the amount of $8.1 million at December 31, 1997. Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

      Interest expense on borrowed money totaled $4.3 million, $4.6 million, and $6.0 million, in 1997, 1996, and 1995, respectively.

NOTE F -- RECENT ACQUISITIONS

      In January 1996 Protective acquired through coinsurance a block of life insurance policies. In June 1996 Protective acquired through coinsurance a block of credit life insurance policies. In December 1996 Protective acquired a small life insurance company and acquired through coinsurance a block of life insurance policies.

      In June 1997, Protective acquired West Coast Life Insurance Company ("West Coast"). In September 1997, Protective acquired the Western Diversified Group. In October 1997, Protective coinsured a block of credit policies.

      These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since the effective dates of the agreements.

      Summarized below are the consolidated results of operations of 1997 and 1996, on an unaudited pro forma basis, as if the West Coast and Western Diversified Group acquisitions had occurred as of January 1, 1996. The pro forma information is based on Protective's consolidated results of operations for 1997 and 1996 and on data provided by the respective companies, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.


                                                          1997          1996
                                                        ----------    -------
      Total revenues...............................     $1,133,962    $1,126,096
      Net income...................................     $  100,621    $   88,774


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

      A number of civil jury verdicts have been returned against life and health insurers in the jurisdictions in which Protective does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. Protective and its subsidiaries, like other life and health insurers, in the ordinary course of business, are involved in such litigation. Although the outcome of any litigation cannot be predicted with certainty, Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

NOTE H -- STOCKHOLDER'S EQUITY AND RESTRICTIONS

      At December 31, 1997, approximately $483 million of consolidated stockholder's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred in the form of dividends, loans, or advances to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1998 is estimated to be $154 million.

NOTE I -- PREFERRED STOCK

      PLC owns all of the 2,000 shares of preferred stock issued by Protective's subsidiary, American Foundation. During 1996, American Foundation's articles of incorporation were amended such that the preferred stock is redeemable solely at the discretion of American Foundation. The stock pays, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent American Foundation's statutory earnings for the immediately preceding fiscal year exceed $1 million. Dividends of $0.1 million were paid to PLC in 1997, 1996, and 1995.

NOTE J -- RELATED PARTY MATTERS

      On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $5.4 million at December 31, 1997, is accounted for as a reduction to stockholder's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

      Protective leases furnished office space and computers to affiliates. Lease revenues were $3.1 million in 1997, $3.7 million in 1996, and $3.1 million in 1995. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $51.6 million, $50.4 million, and $38.1 million, in 1997, 1996, and 1995, respectively. Commissions paid to affiliated marketing organizations of $5.2 million, $7.4 million, and $10.9 million, in 1997, 1996, and 1995, respectively, were included in deferred policy acquisition costs.

      Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees for various types of group insurance. Such premiums and policy fees amounted to $21.4 million, $31.2 million, and $21.2 million, in 1997, 1996, and 1995, respectively. Protective and/or PLC paid commissions, interest, and service fees to these same corporations totaling $5.4 million, $5.0 million, and $5.3 million, in 1997, 1996, and 1995, respectively.

      For a discussion of indebtedness to related parties, see Note E.

NOTE K -- OPERATING SEGMENTS

      Protective operates seven divisions whose principal strategic focuses can be grouped into three general categories: Life Insurance, Specialty Insurance Products, and Retirement Savings and Investment Products. Each division has a senior officer of Protective responsible for its operations. A division is generally distinguished by products and/or channels of distribution. A brief description of each division follows.

LIFE INSURANCE

      ACQUISITIONS DIVISION. The Acquisitions Division focuses solely on acquiring, converting, and servicing business acquired from other companies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of life insurance and related policies.

      INDIVIDUAL LIFE DIVISION. The Individual Life Division markets universal life and other life insurance products on a national basis through a network of independent insurance agents. The Division primarily utilizes a distribution system based on experienced independent producing general agents who are recruited by regional sales managers. In addition, the Division distributes insurance products in the life insurance brokerage market.

      WEST COAST DIVISION. The West Coast Division sells universal and traditional ordinary life products in the life insurance brokerage market and in the "bank owned life insurance" market. The Division primarily utilizes a distribution system comprised of brokerage general agencies with a network of independent life agents.

SPECIALTY INSURANCE PRODUCTS

      DENTAL AND CONSUMER BENEFITS DIVISION. The Division (formerly known as the Group Division) recently exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products. Accordingly, the Division was renamed the Dental and Consumer Benefits Division. The Division's primary focus is on indemnity dental products. The Division also markets group life and disability coverages, and administers an essentially closed block of individual cancer insurance policies.

      FINANCIAL INSTITUTIONS DIVISION. The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division markets through employee field representatives, independent brokers, and an affiliate. The Division also includes a small property casualty insurer that sells automobile extended warranty coverages.

RETIREMENT SAVINGS AND INVESTMENT PRODUCTS

      GUARANTEED INVESTMENT CONTRACTS DIVISION. The Guaranteed Investment Contracts ("GIC") Division markets GICs to 401(k) and other qualified retirement savings plans. The Division also offers related products, including guaranteed funding agreements offered to the trustees of municipal bond proceeds, floating rate contracts offered to trust departments, and long-term annuity contracts offered to fund certain state obligations.

      INVESTMENT PRODUCTS DIVISION. The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division's agency sales force.

CORPORATE AND OTHER

      Protective has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions above (including net investment income on capital and interest on substantially all debt).

      Protective uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

      Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

      There are no significant intersegment transactions.

      Operating segment income and assets for the years ended December 31 are as follows:

                                                                                     LIFE INSURANCE

                                                                                          INDIVIDUAL
OPERATING SEGMENT INCOME                                                 ACQUISITIONS      LIFE          WEST COAST
-------------------------------------------------------------------------------------------------------------------

1997
Premiums and policy fees                                                  $   102,635       $   127,480      $ 14,122
Net investment income                                                         110,155            54,593        30,194
Realized investment gains (losses)
Other income                                                                       10               617
-------------------------------------------------------------------------------------------------------------------

    Total revenues                                                            212,800           182,690        44,316
-------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses                                              116,506           114,678        28,304
Amortization of deferred policy acquisition costs                              16,606            27,354           961
Other operating expenses                                                       23,016            18,178         6,849
-------------------------------------------------------------------------------------------------------------------

    Total benefits and expenses                                               156,128           160,210        36,114
-------------------------------------------------------------------------------------------------------------------

Income before income tax                                                       56,672            22,480         8,202
Income tax expense
-------------------------------------------------------------------------------------------------------------------

Net income
===================================================================================================================

1996
Premiums and policy fees                                                  $   106,543       $   116,710
Net investment income                                                         106,015            48,442
Realized investment gains (losses)                                                                3,098
Other income                                                                      641             1,056
-------------------------------------------------------------------------------------------------------------------

    Total revenues                                                            213,199           169,306
-------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses                                              118,181            96,404
Amortization of deferred policy acquisition costs                              17,162            28,393
Other operating expenses                                                       24,292            28,611
-------------------------------------------------------------------------------------------------------------------

    Total benefits and expenses                                               159,635           153,408
-------------------------------------------------------------------------------------------------------------------

Income before income tax                                                       53,564            15,898
Income tax expense
-------------------------------------------------------------------------------------------------------------------

Net income
===================================================================================================================

1995
Premiums and policy fees                                                 $     98,501      $     99,018
Net investment income                                                          95,018            40,237
Realized investment gains (losses)
Other income                                                                       25               169
-------------------------------------------------------------------------------------------------------------------

    Total revenues                                                            193,544           139,424
-------------------------------------------------------------------------------------------------------------------

Benefits and settlement expenses                                              100,016            80,067
Amortization of deferred policy acquisition costs                              20,601            20,403
Other operating expenses                                                       22,551            22,748
-------------------------------------------------------------------------------------------------------------------

    Total benefits and expenses                                               143,168           123,218
-------------------------------------------------------------------------------------------------------------------

Income before income tax                                                       50,376            16,206
Income tax expense
-------------------------------------------------------------------------------------------------------------------

Net income
===================================================================================================================

OPERATING SEGMENT ASSETS
1997
Investments and other assets                                               $1,401,294       $   960,316       $910,030
Deferred policy acquisition costs                                             138,052           252,321        108,126
-------------------------------------------------------------------------------------------------------------------

Total assets                                                               $1,539,346        $1,212,637     $1,018,156
===================================================================================================================

1996
Investments and other assets                                               $1,423,081       $   814,728
Deferred policy acquisition costs                                             156,172           220,232
-------------------------------------------------------------------------------------------------------------------

Total assets                                                               $1,579,253        $1,034,960
===================================================================================================================

1995
Investments and other assets                                               $1,131,653       $   701,431
Deferred policy acquisition costs                                             123,889           186,496
-------------------------------------------------------------------------------------------------------------------

Total assets                                                               $1,255,542       $   887,927
===================================================================================================================


(1) Adjustments represent the inclusion of unallocated realized investment gains
    (losses) and the recognition of income tax expense. There are no asset adjustments.





                                           RETIREMENT SAVINGS AND
SPECIALTY INSURANCE PRODUCTS                INVESTMENT PRODUCTS

  DENTAL AND                           GUARANTEED                          CORPORATE
   CONSUMER          FINANCIAL         INVESTMENT           INVESTMENT        AND                           TOTAL
   BENEFITS         INSTITUTIONS       CONTRACTS            PRODUCTS         OTHER         ADJUSTMENTS(1)  CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------


    $151,110            $  72,263                          $     12,367    $       229                     $     480,206
      23,810               16,341       $   211,915             105,196          5,284                           557,488
                                             (3,180)                589                        $ 4,415             1,824
       1,278                3,033                                  (192)         1,403                             6,149
------------------------------------------------------------------------------------------------------------------------
     176,198               91,637           208,735             117,960          6,916                         1,045,667
------------------------------------------------------------------------------------------------------------------------

     110,148               27,643           179,235              82,019            339                           658,872
      15,711               30,812               618              15,110              3                           107,175
      38,572               20,165             3,945              12,312          6,833                           129,870
------------------------------------------------------------------------------------------------------------------------
     164,431               78,620           183,798             109,441          7,175                           895,917
------------------------------------------------------------------------------------------------------------------------

      11,767               13,017            24,937               8,519            (259)                         149,750
------------------------------------------------------------------------------------------------------------------------
                                                                                                52,302            52,302
                                                                                                          $       97,448
========================================================================================================================


    $156,530            $  73,422                         $       8,189    $       656                     $     462,050
      16,249               13,898       $   214,369              98,719          1,089                           498,781
                                              (7,963)             3,858                        $ 6,517             5,510
       2,193                                                         56          1,064                             5,010
------------------------------------------------------------------------------------------------------------------------

     174,972               87,320           206,406             110,822          2,809                           971,351
------------------------------------------------------------------------------------------------------------------------

     125,797               42,781           169,927              73,093            710                           626,893
       5,326               24,900               509              14,710              1                            91,001
      43,028               10,673             3,840              13,196          4,508                           128,148
------------------------------------------------------------------------------------------------------------------------

     174,151               78,354           174,276             100,999          5,219                           846,042
------------------------------------------------------------------------------------------------------------------------

         821                8,966            32,130               9,823          (2,410)                         125,309
                                                                                                42,766            42,766
------------------------------------------------------------------------------------------------------------------------

                                                                                                          $       82,543
========================================================================================================================


    $142,483            $  65,669                         $       4,566     $    1,445                     $     411,682
      14,329                9,276       $   203,376              95,661            536                           458,433
                                              (3,908)             4,938                       $    921             1,951
       2,451                (2,187)                                 (181)        1,078                             1,355
------------------------------------------------------------------------------------------------------------------------

     159,263               72,758           199,468             104,984          3,059                           873,421
------------------------------------------------------------------------------------------------------------------------

     109,447               24,020           165,963              72,111          1,476                           553,100
       3,052               26,809               386              11,446              3                            82,700
      37,657               14,228             4,140              10,494          8,070                           119,888
------------------------------------------------------------------------------------------------------------------------

     150,156               65,057           170,489              94,051          9,549                           755,688
------------------------------------------------------------------------------------------------------------------------

       9,107                7,701            28,979              10,933          (6,490)                         117,733
                                                                                                40,037            40,037
------------------------------------------------------------------------------------------------------------------------

                                                                                                          $       77,696
========================================================================================================================



    $208,071             $536,058        $2,887,732          $2,313,279       $525,896                      $  9,742,676
      22,459               52,836             1,785              56,074            952                           632,605
------------------------------------------------------------------------------------------------------------------------

    $230,530             $588,894        $2,889,517          $2,369,353       $526,848                       $10,375,281
========================================================================================================================


    $205,696             $312,826        $2,606,873          $1,821,250       $490,688                      $  7,675,142
      27,944               32,040             1,164              50,637             12                           488,201
------------------------------------------------------------------------------------------------------------------------

    $233,640             $344,866        $2,608,037          $1,871,887       $490,700                      $  8,163,343
========================================================================================================================


    $215,248             $228,849        $2,535,946          $1,541,255       $414,128                      $  6,768,510
      24,974               36,283               993              37,534             14                           410,183
------------------------------------------------------------------------------------------------------------------------

    $240,222             $265,132        $2,536,939          $1,578,789       $414,142                      $  7,178,693
========================================================================================================================


NOTE L -- EMPLOYEE BENEFIT PLANS

    PLC has a defined benefit pension plan covering substantially all of its employees. The plan is not separable by affiliates participating in the plan. However, approximately 81% of the participants in the plan are employees of Protective. The benefits are based on years of service and the employee's highest thirty-six consecutive months of compensation. PLC's funding policy is to contribute amounts to the plan sufficient to meet the minimum finding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

    The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                             1997        1996
                                                                                           -------      -------
Accumulated benefit obligation, including vested benefits of $18,216 in 1997
  and $14,720 in 1996..................................................................    $ 19,351     $15,475
                                                                                           --------     -------
Projected benefit obligation for service rendered to date..............................    $ 30,612     $25,196
Plan assets at fair value (group annuity contract with Protective).....................      21,763      19,779
                                                                                          ---------    --------
Plan assets less than the projected benefit obligation.................................      (8,849)     (5,417)
Unrecognized net loss from past experience different from that assumed.................       6,997       3,559
Unrecognized prior service cost........................................................         605         705
Unrecognized net transition asset......................................................         (51)        (67)
                                                                                        ------------    --------
Net pension liability recognized in balance sheet......................................    $  (1,298)   $(1,220)
                                                                                           =========   =========

Net pension cost includes the following  components for the years ended December
31:

                                                                                1997         1996        1995
                                                                             ----------  -----------  -------

Service cost-- benefits earned during the year............................     $ 2,112      $ 1,908     $ 1,540
Interest cost on projected benefit obligation.............................       2,036        1,793       1,636
Actual return on plan assets..............................................      (1,624)      (1,674)     (1,358)
Net amortization and deferral.............................................          66          374         114
                                                                            ----------    ---------   ---------
Net pension cost..........................................................     $ 2,590      $ 2,401     $ 1,932
                                                                               =======      =======     =======

    Protective's share of the net pension cost was $1.8 million, $1.5 million, and $1.2 million, in 1997, 1996, and 1995, respectively.

    Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                                1997         1996        1995
                                                                             ----------   ----------  -------
Weighted average discount rate.................................                  7.25%        7.75%       7.25%
Rates of increase in compensation level........................                  5.25%        5.75%       5.25%
Expected long-term rate of return on assets....................                  8.50%        8.50%       8.50%

    Assets of the pension plan are included in the general assets of Protective. Upon retirement, the amount of pension plan assets vested in the retiree is used to purchase a single premium annuity from Protective in the retiree's name. Therefore, amounts presented above as plan assets exclude assets relating to retirees.

    PLC also sponsors an unfunded Excess Benefits Plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 1997 and 1996, the projected benefit obligation of this plan totaled $10.0 million and $7.2 million, respectively.

    In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 1997 and 1996, the liability for such benefits totaled $1.3 million and $1.4 million, respectively. The expense recorded by PLC was $0.1 million in 1997 and 1996 and $0.2 million in 1995. PLC's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

    Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees' annual compensation. This plan is partially funded at a maximum of $50,000 face amount of insurance.

    PLC sponsors a defined contribution plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by
Section  401(k) of the  Internal  Revenue  Code.  In 1990,  PLC  established  an
Employee Stock Ownership Plan to match employee contributions to PLC's 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to Protective less dividends on shares held by the ESOP. At December 31, 1997, PLC had committed 47,523 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was less than $0.1 million, $1.0 million, and $0.7 million, in 1997, 1996, and 1995, respectively.


NOTE M -- STOCK BASED COMPENSATION

    Certain Protective employees participate in PLC's Performance Share Plan and receive stock appreciation rights (SARs) from PLC.

    Since 1973 PLC has had a Performance Share Plan to motivate senior management to focus on PLC's long-range earnings performance. The criterion for payment of performance share awards is based upon a comparison of PLC's average return on average equity over a four year award period (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life insurance companies, multiline insurers, and insurance holding companies. If PLC's results are below the median of the comparison group, no portion of the award is earned. If PLC's results are at or above the 90th percentile, the award maximum is earned. Under the plan approved by stockholders in 1992, up to 3,200,000 shares may be issued in payment of awards. The number of shares granted in 1997, 1996, and 1995 were 49,390, 52,290, and 72,610 shares, respectively, having an approximate market value on the grant date of $2.0 million, $1.8 million, and $1.6 million, respectively. At December 31, 1997, outstanding awards measured at target and maximum payouts were 261,318 and 353,385 shares, respectively. The expense recorded by PLC for the Performance Share Plan was $2.7 million, $3.0 million, and $2.9 million in 1997, 1996, and 1995, respectively.

    During 1996, stock appreciation rights (SARs) were granted to certain executives of PLC to provide long-term incentive compensation based on the performance of PLC's Common Stock. Under this arrangement PLC will pay (in shares of PLC Common Stock) an amount equal to the difference between the specified base price of PLC's Common Stock and the market value at the exercise date. The SARs are exercisable after five years (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) and expire in 2006 or upon termination of employment. The number of SARs granted during 1996 and outstanding at December 31, 1997 was 337,500. The SARs have a base price of $34.875 per share of PLC Common Stock (the market price on the grant date was $35.00 per share). The estimated fair value of the SARs on the grant date was $3.0 million. This estimate was derived using the Roll-Geske variation of the Black-Sholes option pricing model. Assumptions used in the pricing model are as follows: expected volatility rate of 15% (approximately equal to that of the S & P Life Insurance Index), a risk free interest rate of 6.35%, a dividend yield rate of 1.97%, and an expected exercise date of August 15, 2002. The expense recorded by PLC for the SARs was $0.6 million in 1997 and $0.2 million in 1996.

NOTE N -- REINSURANCE

    Protective assumes risks from and reinsures certain parts of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk Protective, generally, will not carry more than $500,000 individual life insurance on a single risk. In many cases, the retention is less.

    Protective has reinsured approximately $34.1 billion, $18.8 billion, and $17.5 billion in face amount of life insurance risks with other insurers representing $147.2 million, $113.5 million, and $116.1 million of premium income for 1997,1996, and 1995, respectively. Protective has also reinsured accident and health risks representing $187.7 million, $194.7 million, and $217.1 million of premium income for 1997, 1996, and 1995, respectively. In 1997 and 1996, policy and claim reserves relating to insurance ceded of $485.8 million and $325.9 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1997 and 1996, Protective had paid $25.6 million and $6.7 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 1997, Protective had receivables of $80.3 million related to insurance assumed.

    A substantial portion of Protective's new credit insurance sales are being reinsured. Included in the preceding paragraph are credit life and credit accident and health insurance premiums of $96.7 million, $103.0 million, and $125.8 million for 1997, 1996 and 1995, respectively, and reserves which were ceded of $238.8 million and $135.8 million during 1997 and 1996, respectively.


NOTE O -- ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS

    The carrying amount and estimated market values of Protective's financial instruments at December 31 are as follows:

                                                         1997                                    1996
                                                  --------------------------------------------------------------

                                                                 ESTIMATED                        ESTIMATED
                                                  CARRYING        MARKET              CARRYING      MARKET
                                                   AMOUNT         VALUES               AMOUNT       VALUES
                                                  ---------      ----------          ---------    ---------
Assets (see Notes A and C):
Investments:
     Fixed maturities.....................       $6,348,252     $6,348,252            $4,662,997  $4,662,997
     Equity securities....................           15,006         15,006                35,250      35,250
     Mortgage loans on real estate........        1,313,478      1,405,474             1,503,781   1,581,694
     Short-term investments...............           54,337         54,337               101,215     101,215
Cash......................................           39,197         39,197               114,384     114,384
Liabilities (see Notes A and E):
     Guaranteed investment contract deposits      2,684,676      2,687,331             2,474,728   2,462,036
     Annuity deposits.....................        1,511,553      1,494,600             1,331,067   1,322,304
Other (see Note A):
     Futures contracts....................                                                            (1,708)
     Interest rate swaps..................                            (145)                             (679)
     Options..............................                             234




                                           SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------------

          COL. A        COL. B       COL. C     COL. D     COL. E      COL. F     COL. G                    COL. H
--------------------------------------------------------------------------------------------------------------------------------

                                                           GIC AND
                                    FUTURE                ANNUITY
                       DEFERRED     POLICY                DEPOSITS     PREMIUMS                 REALIZED    BENEFITS
                        POLICY     BENEFITS              AND OTHER      AND       NET         INVESTMENT      AND
                      ACQUISITION     AND     UNEARNED  POLICYHOLDERS'  POLICY    INVESTMENT    GAINS      SETTLEMENT
    SEGMENT              COSTS       COSTS    PREMIUMS     FUNDS        FEES      INCOME (1)   (LOSSES)     EXPENSES
    -------     --------------------------   -------------------------------------------------------------------------------------

Year Ended
December 31,1997:
Life Insurance
   Acquisitions......   $138,052  $1,025,340   $1,437     $311,150    $102,635     $110,155        $0       $116,506
   Individual Life...    252,321     920,924      356       16,334     127,480       54,593         0        114,678
   West Coast........    108,126     739,463        0       95,495      14,122       30,194         0         28,304
Specialty Insurance Products
   Dental and Consumer
      Benefits.......     22,459     120,925    2,536       80,654     151,110       23,810         0        110,148
   Financial Institutions 52,836     159,422  391,085        6,791      72,263       16,341         0         27,643
Retirement Savings and
    Investment Products
   Guaranteed Investment
     Contracts.......      1,785     180,690        0    2,684,676           0      211,915    (3,180)       179,235
   Investment Products    56,074     177,150        0    1,184,268      12,367      105,196       589         82,019
Corporate and Other..        952         380    1,282          185         229        5,284         0            339
Unallocated Realized
   Investment Gains
      (Losses).......          0           0        0            0           0            0     4,415              0
                     --------------------------------------------------------------------------------------------------------
        TOTAL........   $632,605  $3,324,294 $396,696   $4,379,553    $480,206     $557,488    $1,824       $658,872
                     ========================================================================================================

Year Ended
December 31,1996:
Life Insurance
   Acquisitions......   $156,172  $1,117,159 $  1,087   $  251,450    $106,543     $106,015    $   0        $118,181
   Individual Life...    220,232     793,370      685       15,577     116,710       48,442    3,098          96,404
Specialty Insurance Products
   Dental and Consumer
     Benefits........     27,944     119,010     2,572      83,632     156,530       16,249        0         125,797
   Financial Institutions 32,040     119,242   253,154       1,880      73,422       13,898        0          42,781
Retirement Savings and
    Investment Products
   Guaranteed Investment   1,164     149,755         0   2,474,728           0      214,369   (7,963)        169,927
     Contracts.......
    Investment Products   50,637     149,743         0   1,120,557       8,189       98,719    3,858          73,093
Corporate and Other..         12         170        55         192         656        1,089        0             710
Unallocated Realized
   Investment Gains
      (Losses).......          0           0         0           0           0            0    6,517               0
                     --------------------------------------------------------------------------------------------------
        TOTAL........   $488,201  $2,448,449  $257,553  $3,948,016    $462,050     $498,781   $5,510        $626,893
                    ===================================================================================================

Year Ended
December 31,1995:
Life Insurance
   Acquisitions......   $123,889  $ 851,994   $    590   $ 250,550    $ 98,501     $ 95,018    $   0        $100,016
   Individual Life...    186,496    672,569        336      14,709      99,018       40,237        0          80,067
Specialty Insurance Products
   Dental and Consumer
     Benefits........     24,974    123,279      2,806      85,925     142,483       14,329        0         109,447
   Financial Institutions 36,283     84,162    189,973       1,495      65,669        9,276        0          24,020
Retirement Savings and
    Investment Products
   Guaranteed Investment
     Contracts.......        993     68,704          0   2,451,693           0      203,376   (3,908)        165,963
   Investment Products    37,534    127,104          0   1,061,507       4,566       95,661    4,938          72,111
Corporate and Other..         14        342         62         263       1,445          536        0           1,476
Unallocated Realized
    Investment Gains
     (Losses)........          0          0          0           0           0            0      921               0
-----------------------------------------------------------------------------------------------------------------------
       TOTAL.........   $410,183 $1,928,154   $193,767  $3,866,142    $411,682   $  458,433   $1,951        $553,100
                        ===============================================================================================






-------------------------------------------------------------------------
                       COL. I             COL.J
-------------------------------------------------------------------------
                       Amortization       Other
                       of Deferred      Operating
                         Policy        Expenses (1)
                       Acquisition
                          Costs
                       -----------     -----------
Year Ended
December 31,1997
Life Insurance
  Acquisitions..........$ 16,606        $ 23,016
  Individual Life.......  27,354          18,178
  West Coast............     961           6,849
Specialty Insurance Products
  Dental and Consumer
    Benefits............  15,711          38,572
  Financial Institutions  30,812          20,165
Retirement Savings and
   Investment Products
  Guaranteed Investment
    Contracts...........     618           3,945
  Investment Products...  15,110          12,312
Corporate and Other.....       3           6,833
Unallocated Realized
  Investment Gains
  (Losses)..............       0               0
----------------------------------------------------
     TOTAL..............$107,175        $129,870
====================================================


Year Ended
December 31,1996
Life Insurance
  Acquisitions..........$ 17,162        $ 24,292
  Individual Life.......  28,393          28,611
Specialty Insurance Products
  Dental and Consumer
    Benefits............   5,326          43,027
  Financial Institutions  24,900          10,673
Retirement Savings and
   Investment Products
  Guaranteed Investment
    Contracts...........     509           3,840
  Investment Products...  14,710          13,197
Corporate and Other.....       1           4,508
Unallocated Realized
  Investment Gains
  (Losses)..............       0               0
----------------------------------------------------
     TOTAL..............$ 91,001        $128,148
====================================================


Year Ended
December 31,1995
Life Insurance
  Acquisitions..........$ 20,601        $ 22,551
  Individual Life.......  20,403          22,748
Specialty Insurance Products
  Dental and Consumer
    Benefits............   3,052          37,657
  Financial Institutions  26,809          14,229
Retirement Savings and
   Investment Products
  Guaranteed Investment
    Contracts...........     386           4,140
  Investment Products...  11,446          10,494
Corporate and Other.....       3           8,069
Unallocated Realized
  Investment Gains
  (Losses)..............       0               0
----------------------------------------------------
     TOTAL..............$ 82,700        $119,888
====================================================


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



                           SCHEDULE IV -- REINSURANCE
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------

                   COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         PERCENTAGE
                                                                            CEDED TO         ASSUMED                      OF AMOUNT
                                                             GROSS           OTHER          FROM OTHER      NET            ASSUMED
                                                             AMOUNT        COMPANIES       COMPANIES        AMOUNT         TO NET

Year Ended December 31,1997:
   Life insurance in force...........................      $78,240,282     $34,139,554      $11,013,202    $55,113,930        20.0%
                                                           ===========     ===========      ===========    ===========        ====

Premiums and policy fees:
   Life insurance....................................    $     387,108   $     147,184   $       74,738  $     314,662        23.8%
   Accident and health insurance.....................          336,575         187,539           10,510        159,546         6.7%
   Property and liability insurance..................            6,139             176               35          5,998         0.6%
                                                      -------------------------------------------------------------------
       TOTAL.........................................    $     729,822   $     334,899   $       85,283  $     480,206
                                                         =============   =============   ==============  =============


Year Ended December 31,1996:
   Life insurance in force...........................      $53,052,020     $18,840,221      $16,275,386    $50,487,185        32.2%
                                                           ===========     ===========      ===========    ===========        ====

Premiums and policy fees:
   Life insurance....................................    $     272,331   $     113,487    $     129,717  $     288,561        45.0%
   Accident and health insurance.....................          338,709         194,687           29,467        173,489        17.0%
                                                         -------------  --------------   --------------  -------------
       TOTAL.........................................    $     611,040   $     308,174    $     159,184  $     462,050
                                                         =============   =============    =============  =============


Year Ended December 31,1995:
   Life insurance in force...........................      $50,346,719     $17,524,366      $11,537,144   $ 44,359,497        26.0%
                                                           ===========     ===========      ===========   ============        ====

Premiums and policy fees:
   Life insurance....................................    $     308,422   $     116,091    $      66,565  $     258,896        25.7%
   Accident and health insurance.....................          356,285         217,082           13,583        152,786         8.9%
                                                        --------------  --------------   -------------- --------------
       TOTAL.........................................    $     664,707   $     333,173    $      80,148  $     411,682
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

                                     PART IV

ITEM14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this report:

        1.     Financial Statements (Item 8)

        2.     Financial Statement Schedules (see index annexed)

        3.     Exhibits:

               The exhibits listed in the Exhibit Index on page 37 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 27, 1998.

                                           PROTECTIVE LIFE INSURANCE COMPANY

                                           By:  /S/ DRAYTON NABERS, JR.
                                           Chairman of the Board

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                          TITLE                            DATE

(i)   Principal Executive Officer
      /S/       DRAYTON NABERS, JR.                             Chairman of the Board               March 27, 1998
      ---------------------------------------
                      Drayton Nabers, Jr.

(ii)  Principal Financial Officer
      /S/             JOHN D. JOHNS                                  President                      March 27, 1998
      ------------------------------------------------
                       John D. Johns

(iii) Principal Accounting Officer
      /S/           JERRY W. DEFOOR                        Vice President and Controller,           March 27, 1998
      ----------------------------------------------
                    Jerry W. DeFoor                          and Chief Accounting Officer

(iv)  Board of Directors:

      /S/       DRAYTON NABERS, JR.                                   Director                      March 27, 1998
      ------------------------------------------
                     Drayton Nabers, Jr.

      /S/             JOHN D. JOHNS                                   Director                      March 27, 1998
      ------------------------------------------
                         John D. Johns

      *                                                                 Director                    March 27, 1998
      ------------------------------------------
                     Danny L. Bentley

      *                                                                Director                    March 27, 1998
      ------------------------------------------
                     Richard J. Bielen

      *                                                                 Director                    March 27, 1998
      ------------------------------------------
                     R. Stephen Briggs

      *                                                                 Director                    March 27, 1998
      ------------------------------------------
                        Carolyn King

      *                                                                 Director                    March 27, 1998
      ------------------------------------------
                     Deborah J. Long

      *                                                                 Director                    March 27, 1998
      ------------------------------------------
                    Jim E. Massengale







                   SIGNATURE                                          TITLE                            DATE

      *                                                                 Director                    March 27, 1998
      ------------------------------------------------------------------
                    Steven A. Schultz

      *                                                                 Director                    March 27, 1998
      ------------------------------------------------------------------
                   Wayne E. Stuenkel

      *                                                                 Director                    March 27, 1998
      ------------------------------------------------------------------
                    A. S. Williams III


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
   *****   4(cc)         --       Endorsement -- Individual
   *****   4(dd)         --       Endorsement -- Group Contract/Certificate
  ******   4(ee)         --       Endorsement (96) -- Individual
  ******   4(ff)         --       Endorsement (96) -- Group Contract
  ******   4(gg)         --       Endorsement (96) -- Group Certificate
  ******   4(hh)         --       Individual Modified Guaranteed Annuity Contract (96)
 *******   4(ii)         --       Settlement Endorsement
       *   10(a)         --       Bond Purchase Agreement
       *   10(b)         --       Escrow Agreement
           24            --       Power of Attorney
           27            --       Financial Data Schedule


     *        Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration
              No. 33-31940.
     **       Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration
              Statement, Registration No. 33-31940.
     ***      Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration
              Statement, Registration No. 33-31940.
     ****     Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration
              Statement, Registration No. 33-57052.
     *****    Previously filed or incorporated by reference from Amendment No. 3 to Form S-1 Registration
              Statement, Registration No. 33-57052.
     ******   Previously   filed  or   incorporated   by   reference   from  S-1
              Registration Statement, Registration No. 333-02249.
     *******  Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration
              Statement, Registration No. 333-02249.
