Form 10-Q
period 1998-03-31
PROTECTIVE LIFE INSURANCE CO
filed 1998-05-15
CIK 310826

----------------------------------------------------------------------------


                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 8, 1998: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY


                                      INDEX


PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants.................................
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 1998 and 1997 (unaudited).......................
        Consolidated Condensed Balance Sheets as of March 31, 1998
          (unaudited) and December 31, 1997...............................
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1998 and 1997 (unaudited)..........
        Notes to Consolidated Condensed Financial Statements (unaudited)..

   Item 2.   Management's Narrative Analysis of the Results of Operations.

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K...............................

Signature.................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 1998, and the related consolidated condensed statements of income and consolidated condensed statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                    COOPERS & LYBRAND L.L.P.

Birmingham, Alabama
April 23, 1998

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31
                                                                                                         1998             1997
                                                                                                         ----            -----


REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        1998 - $99,628; 1997 - $54,509)                                                                   $136,867      $120,377
     Net investment income                                                                                 149,241       123,596
     Realized investment gains (losses)                                                                         11          (418)
     Other income                                                                                            3,840           807
                                                                                                         ---------    ----------
                                                                                                           289,959       244,362
                                                                                                         ---------    ----------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        1998 - $57,363; 1997 - $33,536)                                                                    180,390       157,702
     Amortization of deferred policy acquisition costs                                                      24,827        20,827
     Other operating expenses (net of reinsurance ceded:
        1998 - $31,709; 1997 - $14,254)                                                                     42,755        32,081
                                                                                                          --------     ---------
                                                                                                           247,972       210,610
                                                                                                          --------      --------
INCOME BEFORE INCOME TAX                                                                                    41,987        33,752

Income tax expense                                                                                          15,244        11,571
                                                                                                          --------     ---------

NET INCOME                                                                                                $ 26,743      $ 22,181
                                                                                                          ========      ========





















SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    MARCH 31            DECEMBER 31
                                                                                      1998                 1997
                                                                                 --------------------- -------------
                                                                                          (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                               $ 6,271,780        $  6,348,252
    Equity securities                                                                   13,130              15,006
    Mortgage loans on real estate                                                    1,368,566           1,313,478
    Investment in real estate, net                                                      13,185              13,469
    Policy loans                                                                       192,961             194,109
    Other long-term investments                                                         55,146              54,704
    Short-term investments                                                             139,713              54,337
                                                                                   -----------      --------------
     Total investments                                                               8,054,481           7,993,355
  Cash                                                                                                      39,197
  Accrued investment income                                                             92,870              94,095
  Accounts and premiums receivable, net                                                 43,378              42,255
  Reinsurance receivables                                                              584,220             591,457
  Deferred policy acquisition costs                                                    652,709             632,605
  Property and equipment, net                                                           36,106              36,407
  Other assets                                                                          26,040              14,445
  Assets held in separate accounts                                                   1,123,756             931,465
                                                                                  ------------       -------------
                                                                                   $10,613,560         $10,375,281
                                                                                  ============       =============

LIABILITIES
  Policy liabilities and accruals                                                  $ 3,817,247         $ 3,720,990
  Guaranteed investment contract deposits                                            2,677,543           2,684,676
  Annuity deposits                                                                   1,502,662           1,511,553
  Other policyholders' funds                                                           166,121             183,324
  Other liabilities                                                                    199,290             246,081
  Accrued income taxes                                                                  12,809                 941
  Deferred income taxes                                                                 46,560              49,417
  Indebtedness to related parties                                                       21,772              28,055
  Liabilities related to separate accounts                                           1,123,756             931,465
                                                                                   -----------        ------------
                                                                                     9,567,760           9,356,502
                                                                                   -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           327,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (5,199)             (5,378)
  Retained earnings                                                                    656,178             629,436
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1998 -$33,317; 1997 - $33,238)                                                61,827              61,727
                                                                                 -------------       -------------
                                                                                     1,045,800           1,018,779
                                                                                 -------------       -------------
                                                                                   $10,613,560         $10,375,281
                                                                                 =============       =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                        PROTECTIVE LIFE INSURANCE COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                               THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                           1998            1997
                                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $      26,743   $      22,181
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs                                    24,827          20,827
       Capitalization of deferred policy acquisition costs                                 (43,930)        (25,231)
       Depreciation expense                                                                  1,917           1,402
       Deferred income tax                                                                  (4,247)           (488)
       Accrued income tax                                                                   11,868          10,293
       Interest credited to universal life and investment products                          84,729          41,239
       Policy fees assessed on universal life and investment products                      (34,045)         31,163
       Change in accrued investment income and other receivables                             7,339           3,597
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    114,125          93,341
       Change in other liabilities                                                         (46,790)        (13,065)
       Other (net)                                                                         (20,811)            660
                                                                                     -------------  --------------
    Net cash provided by operating activities                                              121,725         185,919
                                                                                     -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    1,742,067         774,451
       Other                                                                                76,911          28,655
    Sale of investments
       Investments available for sale                                                      145,772         550,101
       Other                                                                               234,634           2,766
    Cost of investments acquired
       Investments available for sale                                                   (1,974,390)     (1,454,639)
       Other                                                                              (281,863)        (89,573)
    Purchase of property and equipment                                                      (2,684)         (1,764)
    Sale of property and equipment                                                               4               9
                                                                                 ---------------------------------
    Net cash used in investing activities                                                  (59,549)       (189,994)
                                                                                    --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                    304,500         504,100
    Principal payments on line of credit arrangements and debt                            (304,500)       (504,100)
    Principal payment on surplus note to PLC                                                     0          (4,943)
    Investment product deposits and change in universal life deposits                      330,148         174,968
    Investment product withdrawals                                                        (431,521)       (244,533)
                                                                                     -------------   -------------
    Net cash used in financing activities                                                 (101,373)        (74,508)
                                                                                     -------------  --------------

INCREASE (DECREASE) IN CASH                                                                (39,197)        (78,583)
CASH AT BEGINNING OF PERIOD                                                                 39,197         114,384
                                                                                    --------------   -------------
CASH AT END OF PERIOD                                                             $              0   $      35,801
                                                                                  ================   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Interest on notes and mortgages payable                                         $       856      $    1,151
       Income taxes                                                                    $     9,995      $    1,858

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                           $       179      $      202















SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1997.

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

     A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective Life does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. Protective Life and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation. Although the outcome of any such litigation cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - OPERATING SEGMENTS

         The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.


                                                         OPERATING SEGMENT INCOME FOR THE
                                                          THREE MONTHS ENDING MARCH 31, 1998
                                                                                             SPECIALTY INSURANCE
                                                    LIFE INSURANCE                                  PRODUCTS
                                                                                          DENTAL AND
                                                        INDIVIDUAL                          CONSUMER     FINANCIAL
                                         ACQUISITIONS      LIFE        WEST COAST         BENEFITS    INSTITUTIONS

Premiums and policy fees                    $24,244       $34,025      $ 7,220              $39,112      $28,112
Net investment income                        26,732        14,020       15,012                3,857        6,244
Realized investment gains (losses)
Other income                                                   (3)                              599        2,790
                                        -----------     ---------   ----------            ---------     --------
     Total revenues                          50,976        48,042       22,232               43,568       37,146
                                           --------       -------      -------              -------      -------
Benefits and settlement expenses             29,105        27,197       15,395               28,318       15,167
Amortization of deferred policy
 acquisition costs                            4,541         7,172          (12)               2,970        5,649
Other operating expenses                      5,458         7,566        2,391               10,205       12,271
                                          ---------       -------      -------              -------      -------
     Total benefits and expenses             39,104        41,935       17,774               41,493       33,087
                                           --------       -------      -------              -------      -------
Income before tax                            11,872         6,107        4,458                2,075        4,059



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                           GUARANTEED                      CORPORATE
                                           INVESTMENT       INVESTMENT       AND                      TOTAL
                                           CONTRACTS         PRODUCTS       OTHER      ADJUSTMENTS  CONSOLIDATED

Premiums and policy fees                                    $ 4,062        $    92                     $136,867
Net investment income                       $53,435          26,218          3,723                      149,241
Realized investment gains (losses)             (433)            (87)                      $   531            11
Other income                                                    (63)           517                        3,840
                                        -----------       ---------        -------     ----------     ---------
     Total revenues                          53,002          30,130          4,332            531       289,959
                                            -------         -------         ------       --------      --------
Benefits and settlement expenses             44,656          20,269            283                      180,390
Amortization of deferred policy
 acquisition costs                              174           4,330              3                       24,827
Other operating expenses                        185           3,641          1,038                       42,755
                                           --------         -------         ------     ----------      --------
     Total benefits and expenses             45,015          28,240          1,324                      247,972
                                            -------         -------         ------     ----------      --------
Income before tax                             7,987           1,890          3,008                       41,987
Income tax expense                                                                         15,244        15,244
                                                                                                       --------
     Net income                                                                                        $ 26,743
                                                                                                       ========



                                        7



                                                         OPERATING SEGMENT INCOME FOR THE
                                                          THREE MONTHS ENDING MARCH 31, 1997
                                                                                             SPECIALTY INSURANCE
                                                    LIFE INSURANCE                                  PRODUCTS
                                                                                          DENTAL AND
                                                        INDIVIDUAL                          CONSUMER      FINANCIAL
                                         ACQUISITIONS      LIFE        WEST COAST         BENEFITS     INSTITUTIONS

Premiums and policy fees                    $26,579       $32,333        N/A               $47,128        $11,861
Net investment income                        27,531        12,904                            4,020          2,962
Realized investment gains (losses)
Other income                                                    2                              407             13
                                         ----------     ---------                         --------      ---------
     Total revenues                          54,110        45,239                           51,555         14,836
                                            -------       -------                          -------        -------
Benefits and settlement expenses             28,451        25,759                           35,061          5,060
Amortization of deferred policy
  acquisition costs                           4,573         7,442                            1,560          3,707
Other operating expense                       5,931         5,764                           12,455          3,237
                                            -------       -------                          -------        -------
     Total benefits and expenses             38,955        38,965                           49,076         12,004
                                            -------       -------                          -------        -------
Income before income tax                     15,155         6,274                            2,479          2,832


                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS
                                          GUARANTEED                         CORPORATE
                                           INVESTMENT       INVESTMENT        AND                       TOTAL
                                           CONTRACTS         PRODUCTS         OTHER      ADJUSTMENTS   CONSOLIDATED

Premiums and policy fees                                    $ 2,424         $     52                    $120,377
Net investment income                       $51,609          25,838           (1,268)                    123,596
Realized investment gains (losses)             (724)            145                       $    161          (418)
Other                                                           (88)             473                         807
                                        -----------       ---------         --------    ----------    ----------
     Total revenues                          50,885          28,319             (743)          161       244,362
                                           --------         -------          -------      --------      --------
Benefits and settlement expenses             43,497          19,787               87                     157,702
Amortization of deferred policy
 acquisition costs                              131           3,409                5                      20,827
Other operating expenses                      1,068           2,427            1,199                      32,081
                                           --------        --------          -------    ----------      --------
     Total benefits and expenses             44,696          25,623            1,291                     210,610
                                            -------         -------          -------    ----------      --------
Income before tax                             6,189           2,696           (2,034)                     33,752
Income tax expense                                                                          11,571        11,571
                                                                                                        --------
     Net income                                                                                         $ 22,181
                                                                                                        ========







                                                                   OPERATING SEGMENT ASSETS
                                                                         MARCH 31, 1998
                                                                                              SPECIALTY INSURANCE
                                                          LIFE INSURANCE                            PRODUCTS
                                                                                           DENTAL AND
                                                       INDIVIDUAL                            CONSUMER    FINANCIAL
                                       ACQUISITIONS      LIFE            WEST COAST        BENEFITS    INSTITUTIONS

Investments and other assets            $1,363,992     $   983,167      $   919,246         $209,125      $529,817
Deferred policy acquisition costs          134,169         263,291          116,947           23,971        53,934
                                       -----------     -----------      -----------        ---------     ---------
     Total assets                       $1,498,161      $1,246,458       $1,036,193         $233,096      $583,751
                                        ==========      ==========       ==========         ========      ========


                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS
                                           GUARANTEED                                   CORPORATE
                                           INVESTMENT          INVESTMENT                AND            TOTAL
                                           CONTRACTS            PRODUCTS                 OTHER        CONSOLIDATED


Investments and other assets               $2,867,976          $2,508,166                $579,362      $ 9,960,851
Deferred policy acquisition costs               1,708              58,683                       6          652,709
                                        -------------        ------------            ------------    -------------
     Total assets                          $2,869,684          $2,566,849                $579,368      $10,613,560
                                           ==========          ==========                ========      ===========


                                                                  OPERATING SEGMENT ASSETS
                                                                      DECEMBER 31, 1997
                                                                                              SPECIALTY INSURANCE
                                                    LIFE INSURANCE                                  PRODUCTS
                                                                                        DENTAL AND
                                                       INDIVIDUAL                         CONSUMER       FINANCIAL
                                       ACQUISITIONS      LIFE          WEST COAST        BENEFITS      INSTITUTIONS

Investments and other assets            $1,401,294    $   960,316      $  910,030         $208,071        $536,058
Deferred policy acquisition costs          138,052        252,321         108,126           22,459          52,836
                                       -----------    -----------     -----------        ---------       ---------
     Total assets                       $1,539,346     $1,212,637      $1,018,156         $230,530        $588,894
                                        ==========     ==========      ==========         ========        ========


                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS
                                          GUARANTEED                                   CORPORATE
                                          INVESTMENT          INVESTMENT                AND               TOTAL
                                          CONTRACTS            PRODUCTS                 OTHER         CONSOLIDATED


Investments and other assets               $2,887,732          $2,313,279               $525,896       $ 9,742,676
Deferred policy acquisition costs               1,785              56,074                    952           632,605
                                        -------------        ------------             ----------     -------------
     Total assets                          $2,889,517          $2,369,353               $526,848       $10,375,281
                                           ==========          ==========               ========       ===========



NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1998, and for the three months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $590.5 million and $24.9 million, respectively.


NOTE E - INVESTMENTS

         As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of stockholder's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective Life's operations, its reported stockholder's equity will fluctuate significantly as interest rates change.

         Protective Life's balance sheets at March 31, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                           MARCH 31, 1998              DECEMBER 31, 1997
                                                           --------------               ----------------
                                                                          (IN THOUSANDS)

Total investments                                           $  7,938,832                   $  7,876,952
Deferred policy acquisition costs                                673,214                        654,043
All other assets                                               1,906,370                      1,749,321
                                                            ------------                   ------------
                                                             $10,518,416                    $10,280,316
                                                             ===========                    ===========

Deferred income taxes                                      $      13,243                  $      16,179
All other liabilities                                          9,521,200                      9,307,085
                                                            ------------                   ------------
                                                               9,534,443                      9,323,264
Stockholder's equity                                             983,973                        957,052
                                                           -------------                  -------------
                                                             $10,518,416                    $10,280,316
                                                             ===========                    ===========


NOTE F - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At March 31, 1998, open option and open futures contracts with a notional amount of $1.2 billion were in a $0.6 million unrealized gain position. Additionally, Protective Life uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At March 31, 1998, related open interest rate swap contracts with a notional amount of $75.3 million were in a $0.1 million unrealized gain position.


NOTE G - COMPREHENSIVE INCOME

         The following table sets forth Protective Life's comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                                           THREE MONTHS ENDED
                                                                                   1998                    1997
                                                                                   ----                    ----

          Net income                                                              $26,743                 $ 22,181
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1998 - $83; 1997 - $(21,168))                                           107                  (39,312)
          Reclassification adjustment for amounts included
              in net income (net of income tax:
              1998 - $(4); 1997 - $146)                                                (7)                     272
                                                                               ----------               ----------
          Comprehensive income (loss)                                             $26,843                 $(16,859)
                                                                                  =======                 ========


NOTE H - RECLASSIFICATIONS

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

         Protective Life has seven operating divisions: Acquisitions, Individual Life, West Coast, Dental and Consumer Benefits ("Dental"), Financial Institutions, Guaranteed Investment Contracts ("GIC"), and Investment Products. Protective Life also has an additional business segment which is described herein as Corporate and Other.

         This report includes "forward-looking statements" which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                               THREE MONTHS                   PERCENTAGE
                                                                 ENDED                         INCREASE
                                                                 MARCH 31
                                                              (IN THOUSANDS)
                                                           1998             1997
                                                           ----             ----

         Premiums and policy fees                         $136,867         $120,377             13.7   %
         Net investment income                             149,241          123,596             20.7
         Realized investment gains (losses)                     11             (418)             --
         Other income                                        3,840              807            375.8
                                                        ----------      -----------
                                                          $289,959         $244,362
                                                        ==========      ===========

         Premiums and policy fees increased $16.5 million or 13.7% in the first three months of 1998 over the first three months of 1997. Premiums and policy fees from the Acquisitions Division decreased $2.3 million. The Individual Life Division's premiums and policy fees increased $1.7 million. The acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 increased premiums and policy fees $7.2 million. The Dental Division's exit from the group major medical business resulted in a $11.7 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $3.7 million in the first three months of 1998 as compared to the same period in 1997. Premiums and policy fees from the Financial Institutions Division increased $16.3 million in the first three months of 1998 as compared to the first three months of 1997. The acquisition of the Western Diversified Group ("Western Diversified") and the coinsurance of an unrelated closed block of credit insurance policies in late 1997 increased premiums and policy fees $19.0 million. Decreases of $2.7 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. The increase in premiums and policy fees from the Investment Products Division was $1.6 million.

         Net investment income in the first three months of 1998 increased by $25.6 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to acquisitions and due to receiving annuity deposits. The acquisition of West Coast, Western Diversified, and a block of credit policies in 1997 resulted in an increase in net investment income of $18.7 million in the first three months of 1998 as compared to the same period in 1997.

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

         Realized investment gains for the first three months of 1998 were less than $0.1 million as compared to realized investment losses of $0.4 million in the corresponding period of 1997.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates.

INCOME BEFORE INCOME TAX

         The following table sets forth income or loss before income tax by business segment for the periods shown:

                                 OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE
                                      INCOME TAX THREE MONTHS ENDED MARCH 31
                                                  (in thousands)

                                                                                  1997               1998
                                                                                  ----               ----
Operating Income (Loss)1
Life Insurance
      Acquisitions                                                               $15,155            $11,872
      Individual Life                                                              6,274              6,107
      West Coast                                                                                      4,458
Specialty Insurance Products
      Dental and Consumer Benefits                                                 2,832              2,075
      Financial Institutions                                                       2,479              4,059
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                              6,913              8,420
      Investment Products                                                          2,644              1,934
Corporate and Other                                                               (2,034)             3,008
                                                                               ---------          ---------
              Total operating income                                              34,263             41,933
                                                                                --------           --------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                               (724)              (433)
      Investment Products                                                            145                (87)
      Unallocated Realized Investment Gains (Losses)                                 161                531
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                            (93)                43
                                                                              ----------         ----------
              Total net                                                             (511)                54
                                                                               ---------         ----------

Income (Loss) Before Income Tax
Life Insurance
      Acquisitions                                                                15,155             11,872
      Individual Life                                                              6,274              6,107
      West Coast                                                                                      4,458
Specialty Insurance Products
      Dental and Consumer Benefits                                                 2,832              2,075
      Financial Institutions                                                       2,479              4,059
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                              6,189              7,987
      Investment Products                                                          2,696              1,890
Corporate and Other                                                               (2,034)             3,008
Unallocated Realized Investment Gains (Losses)                                       161                531
                                                                               ---------          ---------
              Total income before tax                                            $33,752            $41,987
                                                                                 =======            =======

1 Income before tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         Pretax earnings from the Acquisitions Division decreased $3.4 million in the first three months of 1998 as compared to the same period of 1997. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In addition, the Division's mortality experience was approximately $2.6 million worse than expected in the first three months of 1998 as compared to being approximately $2.0 million better than expected in the 1997 first quarter.

         The Individual Life Division's pretax earnings of $6.1 million in the first three months of 1998 were $0.2 million below the same period of 1997. The Division's mortality experience was approximately $1.8 million worse than expected. Individual life sales measured by new premiums were $15.8 million, 68% above the first quarter of 1997.

         Headquartered in San Francisco, West Coast was acquired by the Company on June 3, 1997. West Coast had pretax earnings of $4.5 million for the first three months of 1998. Sales measured by new premiums were $11.6 million, 91% above the first quarter of 1997.

         Dental Division pretax earnings were $0.8 million lower in the first three months of 1998 as compared to the first three months of 1997 primarily due to higher dental claims in the first quarter of 1998 as compared to the first quarter of 1997.

         Pretax earnings of the Financial Institutions Division were $1.6 million higher in the first three months of 1998 as compared to the same period in 1997. At the end of the third quarter of 1997, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies. These acquisitions increased earnings $1.3 million.

         The GIC Division had pretax operating earnings of $8.4 million in the first three months of 1998 and $6.9 million in the corresponding period of 1997. The increase largely reflects an improvement in operating spreads and an increase in the amount of GIC and related annuity deposits. Realized investment losses associated with this Division in the first three months of 1998 were $0.4 million as compared to $0.7 million in the same period last year. As a result, total pretax earnings were $8.0 million in the first three months of 1998 compared to $6.2 million for the same period last year.

         Investment Products Division pretax operating earnings in the first three months of 1998 of $1.9 million were $0.7 million below the same period of 1997. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were less than $0.1 million in the first three months of 1998 and 1997, resulting in total pretax earnings of $1.9 million in the first three months of 1998 as compared to $2.7 million in the same period of 1997.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax income for this segment was $3.0 million in the first three months of 1998 compared to a loss of $2.0 million in the first three months of 1997. The increase in earnings relates primarily to increased net investment income on capital and income from a securitization transaction.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:



                  THREE MONTHS
                    ENDED                                ESTIMATED EFFECTIVE
                    MARCH 31                               INCOME TAX RATES

                      1997                                      34.3  %
                      1998                                      36.3

         The effective income tax rate for the full year of 1997 was 34.9%. Management's estimate of the effective income tax rate for 1998 is between 35% and 36%.

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                     NET INCOME
         THREE MONTHS
           ENDED                          TOTAL                   PERCENTAGE
          MARCH 31                    (IN THOUSANDS)               INCREASE

           1997                          $22,181                      17.0   %
           1998                           26,743                      20.6


         Compared to the same period in 1997, net income in the first three months of 1998 increased $4.6 million, reflecting improved operating earnings in the Financial Institutions, West Coast, and Guaranteed Investment Contracts Divisions and the Corporate and Other segment, and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were partially offset by lower operating earnings in the Acquisitions, Individual Life, Dental and Investment Products Divisions.

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." This statement revises the footnote disclosures about pension and other postretirement benefit plans and its adoption will have no effect on Protective Life's financial condition.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibit 27 - Financial data schedule
         Exhibit 99 - Safe Harbor for Forward-Looking Statements


                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PROTECTIVE LIFE INSURANCE COMPANY




Date:   May 15, 1998                            /S/ JERRY W. DEFOOR
                                               -------------------
                                               Jerry W. DeFoor
                                               Vice President and Controller,
                                               and Chief Accounting Officer
                                               (Duly authorized officer)