Form 10-Q
period 1998-06-30
PROTECTIVE LIFE INSURANCE CO
filed 1998-08-14
CIK 310826

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

                  For the quarterly period ended JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 7, 1998: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX



PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants....................................
        Consolidated Condensed Statements of Income for the Three and Six Months
          Months ended June 30, 1998 and 1997 (unaudited)....................
        Consolidated Condensed Balance Sheets as of June 30, 1998
          (unaudited) and December 31, 1997..................................
        Consolidated Condensed Statements of Cash Flows for the
          Six Months ended June 30, 1998 and 1997 (unaudited)................
        Notes to Consolidated Condensed Financial Statements (unaudited).....

   Item 2.   Management's Narrative Analysis of the Results of Operations....

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K..................................

Signature....................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 1998, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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




                                                      PricewaterhouseCoopers LLP

Birmingham,  Alabama
July 28,  1998,  except for Note H
as to which the date is August 7, 1998

                                        2




                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30                         JUNE 30
                                                                        ---------------------------------------------------------
                                                                          1998           1997              1998           1997
                                                                          ----          -----              ----           ----


REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1998 - $109,703; 1997 - $71,873
        six months: 1998 - $209,331; 1997 - $125,916)                    $142,388      $108,493           $279,255      $228,870
     Net investment income                                                144,929       132,197            294,170       255,793
     Realized investment gains (losses)                                     1,038         2,138              1,049         1,720
     Other income                                                           5,697           681              9,537         1,488
                                                                        ---------    ----------          ---------     ---------
                                                                          294,052       243,509            584,011       487,871
                                                                         --------      --------           --------      --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1998 - $82,964; 1997 - $24,394
        six months: 1998 - $126,727; 1997 - $40,833)                      179,199       164,451            359,589       322,153
     Amortization of deferred policy acquisition costs                     33,431        18,202             58,258        39,029
     Other operating expenses (net of reinsurance ceded:
        three months: 1998 - $34,239; 1997 - $22,042
        six months: 1998 - $65,948; 1997 - $36,616)                        34,840        24,386             77,595        56,467
                                                                        ---------     ---------          ---------     ---------
                                                                          247,470       207,039            495,442       417,649
                                                                        ---------      --------           --------      --------

INCOME BEFORE INCOME TAX                                                   46,582        36,470             88,569        70,222

Income tax expense                                                         16,781        12,884             32,025        24,455
                                                                        ---------      --------           --------     ---------

NET INCOME                                                               $ 29,801      $ 23,586           $ 56,544      $ 45,767
                                                                         ========      ========           ========      ========





















SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                                      JUNE 30          DECEMBER 31
                                                                                       1998               1997
                                                                                 --------------------- -------------
                                                                                    (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                               $ 6,373,075        $  6,348,252
    Equity securities                                                                   13,131              15,006
    Mortgage loans on real estate                                                    1,484,775           1,313,478
    Investment in real estate, net                                                      11,063              13,469
    Policy loans                                                                       190,491             194,109
    Other long-term investments                                                         58,820              54,704
    Short-term investments                                                              59,652              54,337
                                                                                 -------------      --------------
     Total investments                                                               8,191,007           7,993,355
  Cash                                                                                                      39,197
  Accrued investment income                                                             96,250              94,095
  Accounts and premiums receivable, net                                                 32,030              42,255
  Reinsurance receivables                                                              614,608             591,457
  Deferred policy acquisition costs                                                    675,495             632,605
  Property and equipment, net                                                           35,852              36,407
  Other assets                                                                          34,026              14,445
  Assets held in separate accounts                                                   1,201,399             931,465
                                                                                  ------------       -------------
                                                                                   $10,880,667         $10,375,281


LIABILITIES
  Policy liabilities and accruals                                                 $  3,917,824         $ 3,720,990
  Guaranteed investment contract deposits                                            2,653,241           2,684,676
  Annuity deposits                                                                   1,550,783           1,511,553
  Other policyholders' funds                                                           189,506             183,324
  Other liabilities                                                                    203,199             246,081
  Accrued income taxes                                                                  (2,122)                941
  Deferred income taxes                                                                 32,864              49,417
  Indebtedness to related parties                                                       57,417              28,055
  Liabilities related to separate accounts                                           1,201,399             931,465
                                                                                  ------------        ------------
                                                                                     9,804,111           9,356,502
                                                                                  ------------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           327,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (5,199)             (5,378)
  Retained earnings                                                                    685,930             629,436
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1998 -$33,832; 1997 - $33,238)                                                62,831              61,727
                                                                                --------------       -------------
                                                                                     1,076,556           1,018,779
                                                                                --------------       -------------
                                                                                   $10,880,667         $10,375,281
                                                                                ==============       =============

SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                            1998           1997
                                                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                           $  56,544        $ 45,767
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs                                    58,258          39,029
       Capitalization of deferred policy acquisition costs                                (103,964)        (49,674)
       Depreciation expense                                                                  3,838           2,303
       Deferred income tax                                                                 (18,487)         (8,838)
       Accrued income tax                                                                   (3,063)          6,680
       Interest credited to universal life and investment products                         166,829         220,542
       Policy fees assessed on universal life and investment products                      (67,322)        (63,778)
       Change in accrued investment income and other receivables                           (15,080)          4,071
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    332,756        (134,897)
       Change in other liabilities                                                         (42,882)        (11,206)
       Other (net)                                                                         (24,298)         (1,565)
                                                                                    --------------  --------------
    Net cash provided by operating activities                                              343,129          48,434
                                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    4,900,696       2,188,595
       Other                                                                                94,343          58,635
    Sale of investments
       Investments available for sale                                                      306,944       1,012,132
       Other                                                                               124,129           3,247
    Cost of investments acquired
       Investments available for sale                                                   (5,352,186)     (3,226,556)
       Other                                                                              (264,455)       (202,403)
    Acquisition and bulk reinsurance assumptions                                                 0        (146,868)
    Purchase of property and equipment                                                      (4,294)         (2,564)
    Sale of property and equipment                                                              15             597
                                                                                  ----------------  --------------
    Net cash used in investing activities                                                 (194,808)       (315,185)
                                                                                     -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                    339,500       1,041,738
    Principal payments on line of credit arrangements and debt                            (304,500)     (1,037,738)
    Dividend to PLC                                                                            (50)              0
    Principal payment on surplus note to PLC                                                     0          (5,193)
    Investment product deposits and change in universal life deposits                      459,471         465,132
    Investment product withdrawals                                                        (681,939)       (311,251)
                                                                                     -------------   -------------
    Net cash provided by (used in) financing activities                                   (187,518)        152,688
                                                                                     -------------   -------------

INCREASE (DECREASE) IN CASH                                                                (39,197)       (114,063)
CASH AT BEGINNING OF PERIOD                                                                 39,197         114,384
                                                                                    --------------   -------------
CASH AT END OF PERIOD                                                             $              0  $          321
                                                                                  ================  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on notes and mortgages payable                                         $     1,527      $    3,112
       Income taxes                                                                    $    42,298      $   26,437

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                                            $      202
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                                  $  941,123
       Liabilities assumed                                                                                (784,709)
                                                                                                        ------------
       Net                                                                                              $  156,414
                                                                                                        ============











SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1997.

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


                                                               OPERATING SEGMENT INCOME FOR THE
                                                                SIX MONTHS ENDED JUNE 30, 1998
                                                                        (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                    LIFE INSURANCE                                  PRODUCTS

                                                                                         DENTAL AND
                                                        INDIVIDUAL                        CONSUMER      FINANCIAL
                                         ACQUISITIONS      LIFE        WEST COAST         BENEFITS     INSTITUTIONS

Premiums and policy fees                   $ 48,249       $66,945      $13,052              $83,659      $58,323
Net investment income                        52,176        27,005       31,142                7,355       11,520
Realized investment gains (losses)
Other income                                  1,600           103                             1,440        4,982
                                         ----------     ---------   ----------             --------     --------
     Total revenues                         102,025        94,053       44,194               92,454       74,825
                                           --------      --------      -------              -------      -------
Benefits and settlement expenses             56,892        54,273       29,238               59,858       27,385
Amortization of deferred policy
 acquisition costs                            9,638        15,194        2,188                5,486       16,181
Other operating expenses                     10,754         8,801        2,815               22,778       22,550
                                          ---------     ---------     --------              -------      -------
     Total benefits and expenses             77,284        78,268       34,241               88,122       66,116
                                          ---------      --------      -------              -------      -------
Income before tax                            24,741        15,785        9,953                4,332        8,709



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                           GUARANTEED                      CORPORATE
                                           INVESTMENT       INVESTMENT       AND                      TOTAL
                                           CONTRACTS         PRODUCTS       OTHER      ADJUSTMENTS  CONSOLIDATED

Premiums and policy fees                                    $ 8,899        $   128                     $279,255
Net investment income                      $107,142          52,490          5,340                      294,170
Realized investment gains (losses)              (59)            678                       $   430         1,049
Other income                                                    424            988                        9,537
                                       ------------       ---------        -------     ----------     ---------
     Total revenues                         107,083          62,491          6,456            430       584,011
                                           --------         -------         ------       --------      --------
Benefits and settlement expenses             89,959          41,772            212                      359,589
Amortization of deferred
 acquisition costs                              363           9,208                                      58,258
Other operating expenses                        987           6,946          1,964                       77,595
                                         ----------        --------         ------                    ---------
     Total benefits and expenses             91,309          57,926          2,176                      495,442
                                          ---------         -------         ------                     --------
Income before tax                            15,774           4,565          4,280                       88,569
Income tax expense                                                                         32,025        32,025
                                                                                                      ---------
     Net income                                                                                        $ 56,544
                                                                                                       ========




                                                                OPERATING SEGMENT INCOME FOR THE
                                                                 SIX MONTHS ENDED JUNE 30, 1997
                                                                        (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                    LIFE INSURANCE                                  PRODUCTS

                                                                                          DENTAL AND
                                                        INDIVIDUAL                          CONSUMER      FINANCIAL
                                         ACQUISITIONS      LIFE        WEST COAST         BENEFITS     INSTITUTIONS

Premiums and policy fees                   $ 52,914       $64,965       $2,238             $85,481        $18,057
Net investment income                        55,750        23,577        4,534               8,180          6,260
Realized investment gains (losses)
Other income                                     10            (1)                             643             18
                                        -----------    ----------    ---------           ---------      ---------
     Total revenues                         108,674        88,541        6,772              94,304         24,335
                                           --------       -------       ------            --------        -------
Benefits and settlement expenses             60,022        60,055        3,355              63,832          7,667
Amortization of deferred policy
  acquisition costs                           8,532        12,558        1,200               3,145          6,536
Other operating expense                      11,344         9,342        1,127              19,785          4,532
                                           --------      --------       ------             -------       --------
     Total benefits and expenses             79,898        81,955        5,682              86,762         18,735
                                           --------       -------       ------             -------       --------
Income before income tax                     28,776         6,586        1,090               7,542          5,600



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                          GUARANTEED                         CORPORATE
                                           INVESTMENT       INVESTMENT        AND                       TOTAL
                                           CONTRACTS         PRODUCTS         OTHER      ADJUSTMENTS   CONSOLIDATED

Premiums and policy fees                                    $ 5,087          $   128                    $228,870
Net investment income                      $104,425          51,557            1,510                     255,793
Realized investment gains (losses)              107             589                         $1,024         1,720
Other                                                          (116)             934                       1,488
                                       ------------        --------          -------     ---------     ---------
     Total revenues                         104,532          57,117            2,572         1,024       487,871
                                           --------         -------           ------        ------      --------
Benefits and settlement expenses             86,678          40,275              269                     322,153
Amortization of deferred policy
 acquisition costs                              273           6,785                                       39,029
Other operating expenses                      1,781           5,326            3,230                      56,467
                                          ---------        --------           ------                   ---------
     Total benefits and expenses             88,732          52,386            3,499                     417,649
                                           --------         -------           ------                    --------
Income before tax                            15,800           4,731             (927)                     70,222
Income tax expense                                                                          24,455        24,455
                                                                                                       ---------
     Net income                                                                                         $ 45,767
                                                                                                        ========






                                                                    OPERATING SEGMENT ASSETS
                                                                         JUNE 30, 1998
                                                                         (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                    LIFE INSURANCE                                   PRODUCTS

                                                                                           DENTAL AND
                                                       INDIVIDUAL                            CONSUMER    FINANCIAL
                                       ACQUISITIONS      LIFE            WEST COAST        BENEFITS    INSTITUTIONS

Investments and other assets            $1,260,337      $1,015,099       $  972,470         $198,643      $640,983
Deferred policy acquisition costs          128,529         273,252          129,000           24,973        55,675
                                       -----------     -----------       ----------        ---------     ---------
     Total assets                       $1,388,866      $1,288,351       $1,101,470         $223,616      $696,658
                                        ==========      ==========       ==========         ========      ========

                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                           GUARANTEED                                   CORPORATE
                                           INVESTMENT          INVESTMENT                AND            TOTAL
                                           CONTRACTS            PRODUCTS                 OTHER        CONSOLIDATED


Investments and other assets               $2,851,616          $2,663,869                $602,155      $10,205,172
Deferred policy acquisition costs               1,624              62,432                      10          675,495
                                        -------------        ------------             -----------    -------------
     Total assets                          $2,853,240          $2,726,301                $602,165      $10,880,667
                                           ==========          ==========                ========      ===========



                                                                     OPERATING SEGMENT ASSETS
                                                                         DECEMBER 31, 1997
                                                                           (IN THOUSANDS)

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
                                           ==========          ==========               ========       ===========



NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1998, and for the six months then ended, Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $618.3 million and $46.2 million, respectively.


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

         Protective Life's balance sheets at June 30, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                            JUNE 30, 1998             DECEMBER 31, 1997
                                                           -------------              -----------------
                                                                          (IN THOUSANDS)

Total investments                                           $  8,070,023                   $  7,876,952
Deferred policy acquisition costs                                699,816                        654,043
All other assets                                               2,014,165                      1,749,321
                                                            ------------                   ------------
                                                             $10,784,004                    $10,280,316
                                                             ===========                    ===========

Deferred income taxes                                    $          (968)                 $      16,179
All other liabilities                                          9,771,247                      9,307,085
                                                            ------------                   ------------
                                                               9,770,279                      9,323,264
Stockholder's equity                                           1,013,725                        957,052
                                                            ------------                  -------------
                                                             $10,784,004                    $10,280,316
                                                             ===========                    ===========


NOTE F - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At June 30, 1998, open option and open futures contracts with a notional amount of $975.0 million were in a $0.5 million net unrealized loss position. Additionally, Protective Life uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At June 30, 1998, related open interest rate swap contracts with a notional amount of $75.3 million were in a $0.3 million net unrealized gain position.


NOTE G - COMPREHENSIVE INCOME

         The following table sets forth Protective Life's comprehensive income for the six months ended June 30, 1998 and 1997:

                                                                                         SIX MONTHS ENDED JUNE 30
                                                                                            (IN THOUSANDS)
                                                                                    1998                    1997
                                                                                    ----                    ----

          Net income                                                              $56,544                  $45,767
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1998 - $961; 1997 - $3,603)                                           1,786                    6,691
          Reclassification adjustment for amounts included
              in net income (net of income tax:
              1998 - $(367); 1997 - $(602))                                          (682)                  (1,118)
                                                                                ---------                 --------
          Comprehensive income                                                    $57,648                  $51,340
                                                                                  =======                  =======


NOTE H - ACQUISITION

          On August 7, 1998, PLC announced an agreement in which one of Protective Life's insurance subsidiaries will acquire, through a coinsurance transaction, a block of approximately 260,000 individual life insurance policies from Lincoln National Corporation. The transaction represents approximately $330 million of life insurance reserves and approximately $65 million of annual premium.


NOTE I - RECLASSIFICATIONS

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

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                 SIX MONTHS                  PERCENTAGE
                                                                   ENDED                      INCREASE/
                                                                  JUNE 30                    (DECREASE)
                                                               (IN THOUSANDS)
                                                           1998             1997
                                                           ----             ----

         Premiums and policy fees                         $279,255         $228,870             22.0   %
         Net investment income                             294,170          255,793             15.0
         Realized investment gains                           1,049            1,720            (39.0)
         Other income                                        9,537            1,488            540.9
                                                        ----------       ----------
                                                          $584,011         $487,871


         Premiums and policy fees increased $50.4 million or 22.0% in the first six months of 1998 over the first six months of 1997. Premiums and policy fees from the Acquisitions Division decreased $4.7 million. The Individual Life Division's premiums and policy fees increased $2.0 million. The acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 increased premiums and policy fees $10.8 million. The Dental Division's exit from the group major medical business resulted in a $6.0 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $4.2 million in the first six months of 1998 as compared to the same period in 1997. Premiums and policy fees from the Financial Institutions Division increased $40.3 million in the first six months of 1998 as compared to the first six months of 1997. The acquisition of the Western Diversified Group ("Western Diversified") and the coinsurance of an unrelated closed block of credit insurance policies in late 1997 increased premiums and policy fees $38.7 million. Decreases of $4.8 million relate to the normal decrease in premiums on a closed block of credit insurance policies reinsured in 1996. The increase in premiums and policy fees from the Investment Products Division was $3.8 million.

         Net investment income in the first six months of 1998 increased by $38.4 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to acquisitions and due to receiving annuity deposits. The acquisition of West Coast, Western Diversified, and a block of credit policies in 1997 resulted in an increase in net investment income of $32.5 million in the first six months of 1998 as compared to the same period in 1997.

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

         Realized investment gains for the first six months of 1998 were $1.0 million as compared to $1.7 million in the corresponding period of 1997.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates.

INCOME BEFORE INCOME TAX

     The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:


                                 OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE
                                        INCOME TAX SIX MONTHS ENDED JUNE 30
                                                  (IN THOUSANDS)

                                                                                  1998               1997
                                                                                  ----               ----
Operating Income (Loss) (1)
Life Insurance
      Acquisitions                                                               $24,741            $28,776
      Individual Life                                                             15,785              6,586
      West Coast                                                                   9,953              1,090
Specialty Insurance Products
      Dental and Consumer Benefits                                                 4,332              7,542
      Financial Institutions                                                       8,709              5,600
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                             15,833             15,693
      Investment Products                                                          4,254              4,515
Corporate and Other                                                                4,280               (927)
                                                                                --------          ---------
              Total operating income                                              87,887             68,875
                                                                                 -------            -------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                                (59)               107
      Investment Products                                                            678                589
      Unallocated Realized Investment Gains (Losses)                                 430              1,024
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (367)              (373)
                                                                                --------          ---------
              Total net                                                              682              1,347
                                                                                --------           --------

Income (Loss) Before Income Tax
Life Insurance
      Acquisitions                                                                24,741             28,776
      Individual Life                                                             15,785              6,586
      West Coast                                                                   9,953              1,090
Specialty Insurance Products
      Dental and Consumer Benefits                                                 4,332              7,542
      Financial Institutions                                                       8,709              5,600
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                             15,774             15,800
      Investment Products                                                          4,565              4,731
Corporate and Other                                                                4,280               (927)
Unallocated Realized Investment Gains (Losses)                                       430              1,024
                                                                               ---------           --------
              Total income before tax                                            $88,569            $70,222
                                                                                 =======            =======

(1) Income before tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         Pretax earnings from the Acquisitions Division decreased $4.0 million in the first six months of 1998 as compared to the same period of 1997. Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In addition, the Division's mortality experience was approximately $2.1 million worse than expected in the first six months of 1998 as compared to being approximately $1.7 million better than expected in the first six months of 1997.

         The Individual Life Division's pretax earnings of $15.8 million in the first six months of 1998 were 9.2 million above the same period of 1997. In the second quarter of 1997, the Division experienced record high mortality. Mortality experience was at expected levels in the second quarter of 1998 after having been above expected levels in the first quarter of 1998.

         Headquartered in San Francisco, West Coast was acquired by the Company on June 3, 1997. West Coast had pretax earnings of $10.0 million for the first six months of 1998 compared to $1.1 million in the first six months of 1997. The Division was acquired by the Company in June 1997, therefore last year's results represent only one month of operations.

         Dental Division pretax earnings were $3.2 million lower in the first six months of 1998 as compared to the first six months of 1997. Last years results include $3.1 million of earnings from the group major medical business which the Division exited last year.

         Pretax earnings of the Financial Institutions Division were $3.1 million higher in the first six months of 1998 as compared to the same period in 1997. At the end of the third quarter of 1997, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies. These acquisitions increased earnings $3.7 million in the first six months of 1998 as compared to the same period last year.

         The GIC Division had pretax operating earnings of $15.8 million in the first six months of 1998 and $15.7 million in the corresponding period of 1997. Realized investment losses associated with this Division in the first six months of 1998 were less than $0.1 million as compared to realized investment gains of $0.1 million in the same period last year. As a result, total pretax earnings were $15.7 million in the first six months of 1998 compared to $15.8 million for the same period last year.

         Investment Products Division pretax operating earnings in the first six months of 1998 of $4.3 million were $0.2 million below the same period of 1997. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.3 million in the first six months of 1998 compared to $0.2 million in the first six months of 1997, resulting in total pretax earnings of $4.6 million in the first six months of 1998 as compared to $4.7 million in the same period of 1997.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax income for this segment was $4.3 million in the first six months of 1998 compared to a loss of $0.9 million in the first six months of 1997. The increase in earnings relates primarily to increased net investment income on capital and income from a securitization transaction.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:

            SIX MONTHS
              ENDED                                 ESTIMATED EFFECTIVE
             JUNE 30                                  INCOME TAX RATES

              1997                                         34.8  %
              1998                                         36.2

         The effective income tax rate for the full year of 1997 was 34.9%. Management's estimate of the effective income tax rate for 1998 is approximately 36%.

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

        SIX MONTHS                                NET INCOME
          ENDED                        TOTAL                       PERCENTAGE
         JUNE 30                   (IN THOUSANDS)                INCREASE

          1997                        $45,767                        12.1   %
          1998                         56,544                        23.5


         Compared to the same period in 1997, net income in the first six months of 1998 increased $10.8 million, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, and Guaranteed Investment Contracts Divisions and the Corporate and Other segment, which were partially offset by lower operating earnings in the Acquisitions, Dental, and Investment Products Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. ("SFAS") 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" which revises the footnote disclosures about pension and other postretirement benefit plans. The FASB has also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of these accounting standards are not expected to have a material effect on Protective Life's financial condition.

YEAR 2000 DISCLOSURE.

      Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather that the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including Protective Life, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

      Protective Life shares computer hardware and software with its parent, Protective Life Corporation ("PLC"), and other affiliates of PLC. PLC began work on the Year 2000 problem in 1995 and has developed and implemented a Year 2000 transition plan intended to identify and modify or replace important hardware and/or software systems on which it relies that have Year 2000 issues or to develop appropriate contingency measures. Substantial resources are being devoted to this effort; however, the total costs to develop and implement these plans are not expected to be material. PLC is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue.

      The majority of the modifications necessary for PLC's mainframe systems to be able to process transactions dated beyond 1999 have been completed. PLC currently anticipates that its remaining systems with Year 2000 issues will be addressed and appropriate action taken before December 31, 1999. Due to the fact that PLC does not control all of the factors that could impact its Year 2000 readiness, there can be no assurances that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC's operations, or that the Year 2000 issue will not otherwise adversely affect PLC.

      PLC is developing detailed contingency plans for a large percentage of its remaining Year 2000 issues. PLC is also using research, direct inquiry, and/or testing to determine the Year 2000 readiness of critical vendors and business partners.

      Should some of PLC's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, PLC may experience significant delays in its ability to perform certain functions, but does not expect an inability to perform critical functions or to otherwise conduct business.

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



                                              PROTECTIVE LIFE INSURANCE COMPANY




Date:   August 14, 1998                       /S/ JERRY W. DEFOOR
                                             -------------------
                                             Jerry W. DeFoor
                                             Vice President and Controller,
                                             and Chief Accounting Officer
                                             (Duly authorized officer)