Form 10-Q
period 1998-09-30
PROTECTIVE LIFE INSURANCE CO
filed 1998-11-13
CIK 310826

-------------------------------------------------------------------------------

                                    FORM 10-Q
                      ------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 6, 1998: 5,000,000 shares.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




PART I.   FINANCIAL INFORMATION:
   Item 1.   Financial Statements:
        Report of Independent Accountants.....................................
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1998 and 1997 (unaudited)................
        Consolidated Condensed Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997...................................
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1998 and 1997 (unaudited)...........
        Notes to Consolidated Condensed Financial Statements (unaudited)......

   Item 2.   Management's Narrative Analysis of the Results of Operations.....

PART II.  OTHER INFORMATION:
   Item 6. Exhibits and Reports on Form 8-K...................................

Signature.....................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Stockholder
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
October 27, 1998

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30                      SEPTEMBER 30
                                                                      ---------------------------          -------------------
                                                                           1998          1997              1998           1997
                                                                           ----         -----              ----           ----

REVENUES
     Premiums and policy fees (net of reinsurance ceded:
        three months: 1998 - $127,850; 1997 - $95,507
        nine months: 1998 - $337,182; 1997 - $221,292)                   $141,659      $104,833           $420,914      $333,703
     Net investment income                                                156,059       149,452            450,229       405,245
     Realized investment gains (losses)                                       411            61              1,460         1,781
     Other income                                                           4,570           893             14,107         2,381
                                                                        ---------    ----------          ---------     ---------
                                                                          302,699       255,239            886,710       743,110
                                                                         --------      --------           --------      --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1998 - $109,513; 1997 - $51,059
        nine months: 1998 - $236,241; 1997 - $93,780)                     181,298       157,407            540,887       479,560
     Amortization of deferred policy acquisition costs                     30,795        28,488             89,053        67,517
     Other operating expenses (net of reinsurance ceded:
        three months: 1998 - $47,133; 1997 - $26,459
        nine months: 1998 - $112,985; 1997 - $63,086)                      44,058        26,225            121,653        82,692
                                                                         --------     ---------           --------     ---------
                                                                          256,151       212,120            751,593       629,769
                                                                         --------      --------           --------      --------

INCOME BEFORE INCOME TAX                                                   46,548        43,119            135,117       113,341

Income tax expense                                                         16,186        14,433             48,211        38,888
                                                                         --------      --------           --------      --------

NET INCOME                                                               $ 30,362      $ 28,686           $ 86,906      $ 74,453
                                                                         ========      ========           ========      ========





















SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS





                        PROTECTIVE LIFE INSURANCE COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30           DECEMBER 31
                                                                                    1998                    1997
                                                                              -----------------       ----------------
                                                                                 (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                               $ 6,728,732        $  6,348,252
    Equity securities                                                                   11,861              15,006
    Mortgage loans on real estate                                                    1,450,363           1,313,478
    Investment in real estate, net                                                      14,677              13,469
    Policy loans                                                                       188,590             194,109
    Other long-term investments                                                         73,452              54,704
    Short-term investments                                                              97,816              54,337
                                                                                  ------------      --------------
     Total investments                                                               8,565,491           7,993,355
  Cash                                                                                       0              39,197
  Accrued investment income                                                            103,387              94,095
  Accounts and premiums receivable, net                                                 46,102              42,255
  Reinsurance receivables                                                              660,359             591,457
  Deferred policy acquisition costs                                                    691,994             632,605
  Property and equipment, net                                                           38,610              36,407
  Other assets                                                                          37,091              14,445
  Indebtedness of related parties                                                        5,634
  Assets held in separate accounts                                                   1,091,017             931,465
                                                                                  ------------       -------------
                                                                                   $11,239,685         $10,375,281


LIABILITIES
  Policy liabilities and accruals                                                  $ 4,046,239         $ 3,720,990
  Guaranteed investment contract deposits                                            2,642,885           2,684,676
  Annuity deposits                                                                   1,525,592           1,511,553
  Other policyholders' funds                                                           188,867             183,324
  Other liabilities                                                                    220,536             246,081
  Accrued income taxes                                                                 (17,824)                941
  Deferred income taxes                                                                 69,893              49,417
  Indebtedness to related parties                                                       20,000              28,055
  Notes payable                                                                        362,706
  Liabilities related to separate accounts                                           1,091,017             931,465
                                                                                   -----------        ------------
                                                                                    10,149,911           9,356,502
                                                                                   -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

STOCKHOLDER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           327,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (5,199)             (5,378)
  Retained earnings                                                                    656,292             629,436
  Accumulated other comprehensive income
    Net unrealized  gains on investments (net of income
     tax: 1998 -$56,908; 1997 - $33,238)                                               105,687              61,727
                                                                                 -------------       -------------
                                                                                     1,089,774           1,018,779
                                                                                 -------------       -------------
                                                                                   $11,239,685         $10,375,281
                                                                                 =============       =============


SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                      ------------------------------
                                                                                            1998           1997
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $      86,906   $      74,453
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of deferred policy acquisition costs                                    89,053          67,517
       Capitalization of deferred policy acquisition costs                                (156,279)        (88,403)
       Depreciation expense                                                                  5,635           1,740
       Deferred income tax                                                                  (3,029)        (17,639)
       Accrued income tax                                                                  (18,764)         17,669
       Interest credited to universal life and investment products                         259,672         357,880
       Policy fees assessed on universal life and investment products                     (104,173)        (97,491)
       Change in accrued investment income and other receivables                           (76,407)        (33,948)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    514,633          (5,602)
       Change in other liabilities                                                         (25,545)        (15,877)
       Other (net)                                                                         (25,665)         (5,089)
                                                                                    --------------  --------------
    Net cash provided by operating activities                                              546,037         255,210
                                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    6,536,807       4,613,642
       Other                                                                               149,765         225,427
    Sale of investments
       Investments available for sale                                                      524,624       1,060,668
       Other                                                                               270,257         689,043
    Cost of investments acquired
       Investments available for sale                                                   (7,625,131)     (6,476,664)
       Other                                                                              (433,390)       (582,300)
    Acquisition and bulk reinsurance assumptions                                                 0        (169,124)
    Purchase of property and equipment                                                      (8,751)         (3,285)
    Sale of property and equipment                                                              15           2,681
                                                                                  ----------------   -------------
    Net cash used in investing activities                                                 (585,804)       (639,912)
                                                                                     -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contribution from PLC                                                                            1,988
    Proceeds from borrowings under line of credit arrangements and debt                  1,615,996       1,134,538
    Principal payments on line of credit arrangements and debt                          (1,255,566)     (1,134,538)
    Dividend to PLC                                                                            (50)            (50)
    Principal payment on surplus note to PLC                                                     0          (4,893)
    Investment product deposits and change in universal life deposits                      739,488         771,804
    Investment product withdrawals                                                      (1,099,298)       (498,531)
                                                                                      ------------   -------------
    Net cash provided by financing activities                                                  570         270,318
                                                                                   ---------------   -------------

INCREASE (DECREASE) IN CASH                                                                (39,197)       (114,384)
CASH AT BEGINNING OF PERIOD                                                                 39,197         114,384
                                                                                    --------------   -------------
CASH AT END OF PERIOD                                                             $              0   $           0
                                                                                  ================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on notes and mortgages payable                                         $     6,273      $    3,634
       Income taxes                                                                    $    57,229      $   34,992

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                                            $      202
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                                  $1,114,832
       Liabilities assumed                                                                                (902,267)
                                                                                                      ------------
       Net                                                                                             $   212,565
                                                                                                      ============





SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1997.

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


                                                               OPERATING SEGMENT INCOME FOR THE
                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                         (IN THOUSANDS)
                                        ---------------------------------------------------------------------------


                                                                                            SPECIALTY INSURANCE
                                                      LIFE INSURANCE                             PRODUCTS
                                        -----------------------------------------         ------------------------

                                                                                          DENTAL AND
                                                        INDIVIDUAL                        CONSUMER     FINANCIAL
                                         ACQUISITIONS      LIFE        WEST COAST         BENEFITS    INSTITUTIONS
                                        -------------  ------------   ------------       -----------  ------------
Premiums and policy fees                   $ 70,784      $ 97,825      $19,250             $132,344     $ 86,731
Net investment income                        79,860        40,307       46,837               11,794       16,970
Realized investment gains (losses)
Other income                                  1,600           102                             2,464        7,323
                                          ---------    ----------   ----------            ---------    ---------
     Total revenues                         152,244       138,234       66,087              146,602      111,024
                                           --------      --------      -------             --------     --------
Benefits and settlement expenses             84,171        80,768       42,944               95,946       39,806
Amortization of deferred policy
 acquisition costs                           13,594        24,376        3,866                7,731       25,182
Other operating expenses                     16,281        11,614        3,604               36,388       32,450
                                          ---------      --------     --------             --------     --------
     Total benefits and expenses            114,046       116,758       50,414              140,065       97,438
                                           --------      --------      -------             --------     --------
Income before income tax                     38,198        21,476       15,673                6,537       13,586



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                           GUARANTEED                     CORPORATE
                                           INVESTMENT     INVESTMENT         AND                       TOTAL
                                           CONTRACTS       PRODUCTS         OTHER      ADJUSTMENTS  CONSOLIDATED
                                           ---------        -------        --------    -----------  ------------
Premiums and policy fees                                    $13,827       $    153                     $420,914
Net investment income                      $160,735          79,471         14,255                      450,229
Realized investment gains (losses)             (895)            678                       $ 1,677         1,460
Other income                                                  1,093          1,525                       14,107
                                          ----------        --------        -------     ----------     ---------
     Total revenues                         159,840          95,069         15,933          1,677       886,710
                                           --------        --------        -------        -------      --------
Benefits and settlement expenses            134,531          62,283            438                      540,887
Amortization of deferred
 acquisition costs                              554          13,752             (2)                      89,053
Other operating expenses                      1,864          11,598          7,854                      121,653
                                          ---------         -------        -------                    ---------
     Total benefits and expenses            136,949          87,633          8,290                      751,593
                                           --------         -------        -------                    ---------
Income before income tax                     22,891           7,436          7,643                      135,117
Income tax expense                                                                         48,211        48,211
                                                                                                      ---------
     Net income                                                                                        $ 86,906




                                                                 OPERATING SEGMENT INCOME FOR THE
                                                               NINE MONTHS ENDED SEPTEMBER 30, 1997
                                         --------------------------------------------------------------------------
                                                                           (IN THOUSANDS)


                                                                                              SPECIALTY INSURANCE
                                                      LIFE INSURANCE                               PRODUCTS
                                         ----------------------------------------        --------------------------
                                                                                         DENTAL AND
                                                        INDIVIDUAL                        CONSUMER      FINANCIAL
                                         ACQUISITIONS      LIFE        WEST COAST         BENEFITS     INSTITUTIONS
                                         ------------   -----------    ----------        ----------    ------------
Premiums and policy fees                   $ 78,186      $ 95,724      $ 8,677            $111,510        $30,855
Net investment income                        83,086        37,678       18,122              15,188          9,199
Realized investment gains (losses)
Other income                                     10            48                            1,072             25
                                        -----------    ----------   ----------           ---------      ---------
     Total revenues                         161,282       133,450       26,799             127,770         40,079
                                           --------      --------      -------            --------        -------
Benefits and settlement expenses             87,303        88,905       14,179              83,367         11,972
Amortization of deferred policy
  acquisition costs                          13,017        19,900        4,586               7,700         11,113
Other operating expense                      16,231        11,981        3,941              26,597          8,321
                                          ---------      --------      -------            --------       --------
     Total benefits and expenses            116,551       120,786       22,706             117,664         31,406
                                           --------      --------      -------            --------        -------
Income before income tax                     44,731        12,664        4,093              10,106          8,673



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                          GUARANTEED                        CORPORATE
                                          INVESTMENT       INVESTMENT         AND                        TOTAL
                                          CONTRACTS         PRODUCTS         OTHER      ADJUSTMENTS   CONSOLIDATED
                                          ---------        ---------        ---------   -----------   -------------
Premiums and policy fees                                    $ 8,562           $  189                    $333,703
Net investment income                      $157,716          77,902            6,354                     405,245
Realized investment gains (losses)           (1,840)            589                        $ 3,032         1,781
Other income                                                   (194)           1,420                       2,381
                                       ------------        --------           ------    ----------     ---------
     Total revenues                         155,876          86,859            7,963         3,032       743,110
                                           --------         -------           ------       -------      --------
Benefits and settlement expenses            132,334          61,179              321                     479,560
Amortization of deferred policy
 acquisition costs                              436          10,766               (1)                     67,517
Other operating expenses                      3,024           8,428            4,169                      82,692
                                          ---------        --------           ------                   ---------
     Total benefits and expenses            135,794          80,373            4,489                     629,769
                                           --------         -------           ------                    --------
Income before income tax                     20,082           6,486            3,474                     113,341
Income tax expense                                                                          38,888        38,888
                                                                                                       ---------
     Net income                                                                                         $ 74,453
                                                                                                        ========






                                                                    OPERATING SEGMENT ASSETS
                                                                      SEPTEMBER 30, 1998
                                        -----------------------------------------------------------------------------
                                                                         (IN THOUSANDS)

                                                                                             SPECIALTY INSURANCE
                                                     LIFE INSURANCE                               PRODUCTS
                                        -------------------------------------------       --------------------------
                                                                                           DENTAL AND
                                                       INDIVIDUAL                           CONSUMER     FINANCIAL
                                       ACQUISITIONS       LIFE           WEST COAST         BENEFITS    INSTITUTIONS
                                       ------------    ----------        ----------         --------     -----------
Investments and other assets            $1,256,251      $1,051,847       $1,049,169         $203,129      $647,008
Deferred policy acquisition costs          124,012         284,585          138,801           25,123        56,766
                                       -----------     -----------      -----------        ---------     ---------
     Total assets                       $1,380,263      $1,336,432       $1,187,970         $228,252      $703,774
                                        ==========      ==========       ==========         ========      ========

                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                           GUARANTEED                                 CORPORATE
                                           INVESTMENT          INVESTMENT                AND            TOTAL
                                           CONTRACTS            PRODUCTS                OTHER        CONSOLIDATED
                                           ---------         --------------          -------------  --------------

Investments and other assets               $2,856,619          $2,553,265                $930,403      $10,547,691
Deferred policy acquisition costs               1,490              61,205                      12          691,994
                                         ------------        ------------             -----------    -------------
     Total assets                          $2,858,109          $2,614,470                $930,415      $11,239,685
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
                                           ==========          ==========               ========       ===========

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1998, and for the nine months then ended,
Protective Life and its life insurance subsidiaries had consolidated stockholder's equity and net income prepared in conformity with statutory reporting practices of $575.2 million and $76.4 million, respectively.


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

         Protective Life's balance sheets at September 30, 1998 and December 31, 1997, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                        SEPTEMBER 30, 1998              DECEMBER 31, 1997
                                                        ------------------              -----------------
                                                                            (IN THOUSANDS)
Total investments                                           $  8,373,553                   $  7,876,952
Deferred policy acquisition costs                                721,337                        654,043
All other assets                                               1,982,200                      1,749,321
                                                            ------------                   ------------
                                                             $11,077,090                    $10,280,316
                                                             ===========                    ===========

Deferred income taxes                                      $      12,985                  $      16,179
All other liabilities                                         10,080,018                      9,307,085
                                                             -----------                   ------------
                                                              10,093,003                      9,323,264
Stockholder's equity                                             984,087                        957,052
                                                           -------------                  -------------
                                                             $11,077,090                    $10,280,316
                                                             ===========                    ===========


NOTE F - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not use derivative financial instruments for trading purposes. Combinations of futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. At September 30, 1998, open option and open futures contracts with a notional amount of $1,300.0 million were in a $1.7 million net unrealized gain position. Additionally, Protective Life uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest. At September 30, 1998, related open interest rate swap contracts with a notional amount of $55.3 million were in a $0.3 million net unrealized loss position.


NOTE G - COMPREHENSIVE INCOME

         The following table sets forth Protective Life's comprehensive income for the nine months ended September 30, 1998 and 1997:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                          (IN THOUSANDS)
                                                                                 --------------------------------
                                                                                   1998                    1997
                                                                                   ----                    ----
          Net income                                                             $ 86,906                $  74,453
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1998 - $24,181; 1997 - $17,351)                                      44,909                   32,224
          Reclassification adjustment for amounts included
              in net income (net of income tax:
              1998 - $(511); 1997 - $(623))                                          (949)                  (1,158)
                                                                               ----------               ----------
          Comprehensive income                                                   $130,866                 $105,519
                                                                                 ========                 ========


NOTE H - ACQUISITION

          On October 14, 1998, Protective Life completed its acquisition of approximately 260,000 individual life insurance policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.


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

         This report includes "forward-looking statements" which express Protective Life's current expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed. Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.

REVENUES

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                NINE MONTHS                  PERCENTAGE
                                                                   ENDED                      INCREASE/
                                                                 SEPTEMBER 3                 (DECREASE)
                                                       -----------------------------         ----------
                                                               (IN THOUSANDS)
                                                           1998              1997
                                                           ----              ----
         Premiums and policy fees                        $420,914          $333,703             26.1   %
         Net investment income                            450,229           405,245             11.1
         Realized investment gains                          1,460             1,781            (18.0)
         Other income                                      14,107             2,381            492.5
                                                        ---------        ----------
                                                         $886,710          $743,110
                                                         ========          ========


         Premiums and policy fees increased $87.2 million or 26.1% in the first nine months of 1998 over the first nine months of 1997. Premiums and policy fees from the Acquisitions Division decreased $7.4 million. The Individual Life Division's premiums and policy fees increased $2.1 million. The acquisition of West Coast Life Insurance Company ("West Coast") in the second quarter of 1997 increased premiums and policy fees $10.6 million in the first nine months of 1998 as compared to the first nine months of 1997. The Dental
Division's exit from the group major medical business resulted in a $10.3 million decrease in premiums and policy fees. Premiums and policy fees related to the Dental Division's other businesses increased $31.1 million in the first nine months of 1998 as compared to the same period in 1997. Premiums and policy fees from the Financial Institutions Division increased $55.9 million in the first nine months of 1998 as compared to the first nine months of 1997. For this Division, the acquisition of the Western Diversified Group ("Western Diversified") and the coinsurance of an unrelated closed block of credit insurance policies in late 1997 increased premiums and policy fees $55.3 million. The increase in premiums and policy fees from the Investment Products Division was $5.3 million.

         Net investment income in the first nine months of 1998 increased by $44.9 million over the corresponding period of the preceding year, primarily due to increases in the average amount of invested assets and an increase in participating mortgage loan income. Invested assets have increased primarily due to acquisitions and due to receiving annuity deposits. The acquisition of West Coast, Western Diversified, and a block of credit policies in 1997 resulted in an increase in net investment income of $38.5 million in the first nine months of 1998 as compared to the same period in 1997.

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

         Realized investment gains for the first nine months of 1998 were $1.4 million as compared to $1.8 million in the corresponding period of 1997.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. The acquisition of Western Diversified in late 1997 resulted in a $7.2 million increase in other income in the first nine months of 1998 as compared to the same period last year. Other income from all other sources increased $4.5 million in the first nine months of 1998 as compared with the first nine months of 1997.

INCOME BEFORE INCOME TAX

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                         NINE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                                  1998                1997
                                                                                  ----                ----
Operating Income (Loss)1
Life Insurance
      Acquisitions                                                              $ 38,198          $  44,731
      Individual Life                                                             21,476             12,664
      West Coast                                                                  15,673              4,093
Specialty Insurance Products
      Dental and Consumer Benefits                                                 6,537             10,106
      Financial Institutions                                                      13,586              8,673
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                             23,786             21,922
      Investment Products                                                          7,125              6,328
Corporate and Other                                                                7,643              3,474
                                                                               ---------         ----------
              Total operating income                                             134,024            111,991
                                                                                --------           --------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                               (895)            (1,840)
      Investment Products                                                            678                589
      Unallocated Realized Investment Gains (Losses)                               1,677              3,032
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (367)              (431)
                                                                              ----------         ----------
              Total net                                                            1,093              1,350
                                                                               ---------          ---------

Income (Loss) Before Income Tax
Life Insurance
      Acquisitions                                                                38,198             44,731
      Individual Life                                                             21,476             12,664
      West Coast                                                                  15,673              4,093
Specialty Insurance Products
      Dental and Consumer Benefits                                                 6,537             10,106
      Financial Institutions                                                      13,586              8,673
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                             22,891             20,082
      Investment Products                                                          7,436              6,486
Corporate and Other                                                                7,643              3,474
Unallocated Realized Investment Gains (Losses)                                     1,677              3,032
                                                                              ----------         ----------
              Total income before tax                                           $135,117           $113,341
                                                                                ========           ========


1 Income before tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         Pretax earnings from the Acquisitions Division decreased $6.5 million in the first nine months of 1998 as compared to the same period of 1997. In addition, the Division's mortality experience was approximately $2.1 million worse than expected in the first nine months of 1998 as compared to being approximately $4.9 million better than expected in the first nine months of 1997.

         Earnings from the Acquisitions Division are expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. On October 14, 1998, Protective Life acquired approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna. The transaction represents approximately $330 million of life insurance reserves and approximately $65 million of annual premium. The transaction should contribute to earnings beginning in the second quarter next year.

         The Individual Life Division's pretax earnings of $21.5 million in the first nine months of 1998 were $8.8 million above the same period of 1997. In the second quarter of 1997, the Division experienced record high mortality. Mortality experience was at expected levels in the second and third quarters of 1998 after having been above expected levels in the first quarter of 1998.

         West Coast had pretax earnings of $15.7 million for the first nine months of 1998 compared to $4.1 million for the period ended September 30, 1997. The Division was acquired by the Company in June 1997.

         Dental Division pretax earnings were $3.6 million lower in the first nine months of 1998 as compared to the first nine months of 1997. Last year's results include approximately $4.0 million of earnings from the group major medical business which the Division exited last year.

         Pretax earnings of the Financial Institutions Division were $4.9 million higher in the first nine months of 1998 as compared to the same period in 1997. At the end of the third quarter of 1997, the Division acquired the Western Diversified Group and coinsured an unrelated block of policies. These acquisitions increased earnings $5.4 million in the first nine months of 1998 as compared to the same period last year.

         The GIC Division had pretax operating earnings of $23.8 million in the first nine months of 1998 and $21.9 million in the corresponding period of 1997. Realized investment losses associated with this Division in the first nine months of 1998 were less than $0.9 million as compared to $1.8 million in the same period last year. As a result, total pretax earnings were $22.9 million in the first nine months of 1998 compared to $20.1 million for the same period last year.

         Investment Products Division pretax operating earnings in the first nine months of 1998 of $7.1 million were $0.8 million above the same period of 1997. Realized investment gains associated with the Division, net of related amortization of deferred policy acquisition costs, were $0.3 million in the first nine months of 1998 compared to $0.2 million in the first nine months of 1997, resulting in total pretax earnings of $7.4 million in the first nine months of 1998 as compared to $6.5 million in the same period of 1997.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. Pretax income for this segment was $7.6 million in the first nine months of 1998 compared to $3.5 million in the first nine months of 1997. The increase in earnings relates primarily to increased net investment income on capital and income from a securitization transaction.

INCOME TAXES

         The following table sets forth the effective tax rates for the periods shown:

      NINE MONTHS
        ENDED                                             ESTIMATED EFFECTIVE
     SEPTEMBER 30                                          INCOME TAX RATES
     ------------                                         --------------------
        1997                                                     34.3%
        1998                                                     35.7

         The effective income tax rate for the full year of 1997 was 34.9%. Management's estimate of the effective income tax rate for 1998 is approximately 36%.

NET INCOME

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                               NET INCOME
                              ----------------------------------------------
      NINE MONTHS
         ENDED                       TOTAL                       PERCENTAGE
      SEPTEMBER 30              (IN THOUSANDS)                    INCREASE
      ------------              --------------                   -----------
         1997                      $74,453                          25.9   %
         1998                       86,906                          16.7


         Compared to the same period in 1997, net income in the first nine months of 1998 increased $12.5 million, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Guaranteed Investment Contracts, and Investment Products Divisions and the Corporate and Other segment, which were partially offset by lower operating earnings in the Acquisitions and Dental Divisions and lower realized investment gains (net of related amortization of deferred policy acquisition costs).

RECENTLY ISSUED ACCOUNTING STANDARDS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits" which revises the footnote disclosures about pension and other postretirement benefit plans. The FASB has also issued SFAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities" and SFAS No. 134, "Accounting for MortgageBacked Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The adoption of these accounting standards is not expected to have a material effect on Protective Life's financial condition.

YEAR 2000 DISCLOSURE

      Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including Protective Life, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

      Protective Life shares computer hardware and software with its parent, Protective Life Corporation ("PLC"), and other affiliates of PLC. PLC began work on the Year 2000 problem in 1995 and has developed and implemented a Year 2000 transition plan intended to identify and modify or replace important hardware and/or software systems on which it relies that have Year 2000 issues or to develop appropriate contingency measures. PLC is also confirming that its service providers are implementing plans to identify and modify or replace their systems that have a Year 2000 issue. Substantial resources are being devoted to this effort; however, PLC cannot specifically identify all of the costs to develop and implement these plans. Since 1995, the costs that have been identified as relating to addressing the year 2000 problem total less than $5 million

      The majority of the modifications necessary for PLC's mainframe systems to be able to process transactions dated beyond 1999 have been completed and the remainder are targeted for completion by December 31, 1998. PLC's other systems are currently being addressed with most targeted completion dates being prior to June 30, 1999. PLC is developing detailed contingency plans for a large percentage of its remaining Year 2000 issues. PLC is also using research, direct inquiry, and/or testing to attempt to determine the Year 2000 readiness of critical vendors and business partners. During 1999, PLC will future date test its systems in a production environment, and finalize its contingency plans. PLC currently anticipates that its remaining systems with Year 2000 issues will be addressed and appropriate action taken before December 31, 1999.

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



                                          PROTECTIVE LIFE INSURANCE COMPANY




Date:   November 13, 1998                 /S/ JERRY W. DEFOOR
                                          --------------------
                                          Jerry W. DeFoor
                                          Vice President and Controller,
                                          and Chief Accounting Officer
                                         (Duly authorized officer)