Form 10-K
period 1998-12-31
PROTECTIVE LIFE INSURANCE CO
filed 1999-03-25
CIK 310826

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------


                                    FORM 1O-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended         Commission file number
               December 31, 1998                33-31940
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x/

    Aggregate market value of voting stock held by nonaffiliates of the registrant: None

    Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 5, 1999: 5,000,000

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                              None, except Exhibits
 ------------------------------------------------------------------------------

                                     PART I
Item 1.  Business
      Protective Life Insurance Company ("Protective"), a stock life insurance company, was founded in 1907. Protective is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires "Protective" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

      Protective offers a competitive selection of individual life insurance, dental insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, and fixed and variable annuities. Protective distributes these products through many channels, primarily independent agents, insurance brokers, stockbrokers, financial institutions, company sales representatives, and automobile dealerships. Protective also seeks to acquire insurance policies from other insurers.

      Protective operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. The retirement savings and investment products category includes the Guaranteed Investment Contracts and Investment Products Divisions. Protective also has an additional business segment which is described herein as Corporate and Other.

      The following table shows the percentages of pretax operating income represented by each of the strategic focuses and the Corporate and Other segment.

                                             Retirement
                               Specialty    Savings and         Corporate
  Year Ended       Life        Insurance     Investment           and
  Dcember 31     Insurance     Products       Products           Other
  ----------     ---------     ---------    ------------        --------

    1994           53.1%         17.5%          31.6%             (2.1)%
    1995           56.7          14.3           34.5              (5.5)
    1996           55.3           7.9           38.8              (1.9)
    1997           58.9          16.7           24.6              (0.2)
    1998           58.1          15.6           23.1               3.2

      Additional information concerning Protective's divisions may be found in "Management's Narrative Analysis of the Results of Operations" and Note K to Consolidated Financial Statements included herein.

Item 2.  Properties
      Protective's administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,000 vehicles.

      Protective   leases   administrative   space   in  7   cities,   including
approximately 114,000 square feet in Birmingham, with most leases being for periods of three to five years. The aggregate monthly rent is approximately $325 thousand.

      Marketing offices are leased in 16 cities, with most leases being for periods of three to five years. The aggregate monthly rent is approximately $59 thousand.

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

Item 4. Submission of Matters to a Vote of Security Holders Not required in accordance with General Instruction I(2)(c).

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters Protective is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by Protective's subsidiary, Protective Life and Annuity Insurance Company ("PL&A"), formerly American Foundation Life Insurance Company. Therefore, neither Protective's Common Stock nor PL&A's Preferred Stock is publicly traded.

      At December 31, 1998, $608.6 million of consolidated share-owner's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $769.8 million, would be subject to federal income tax at rates then effective.

      Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1999 is estimated to be $138.9 million. Protective paid $60 million of ordinary dividends to PLC in 1998.

      PL&A paid preferred dividends of $0.1 million in 1998 and 1997. Also in 1998, PL&A declared and paid a common stock dividend of 50,000 shares to Protective. Protective and PL&A expect to continue to be able to pay cash dividends, subject to their earnings and financial condition and other relevant factors.

Item 6.  Selected Financial Data
      Not required in accordance with General Instruction I(2)(a).

Item 7.  Management's Narrative Analysis of the Results of Operations
      In accordance with General Instruction I(2)(a), Protective includes the following analysis with the reduced disclosure format.

Revenues
      The following table sets forth revenues by source for the periods shown:


                                                                            Year Ended                   Percentage
                                                                           December 31                    Increase
                                                                        1998              1997
                                                                        ----              ----
                                                                          (in thousands)

               Premiums and policy fees...............                $   568,125      $   480,206           18.3%
               Net investment income...................                   603,795          557,488            8.3%
               Realized investment gains...............                     2,136            1,824           17.1%
               Other income............................                    20,201            6,149          228.5%
                                                                        ---------        ---------
                                                                      $ 1,194,257      $ 1,045,667


      In 1998, premiums and policy fees, net of reinsurance ("premiums and policy fees") increased $87.9 million or 18.3% over 1997. The Individual Life Division's premiums and policy fees decreased $1.3 million due to an increased use of reinsurance by the Division. The full year effect of the June 1997 acquisition of West Coast Life Insurance Company ("West Coast") increased premiums and policy fees $8.3 million. In the Acquisitions Division, decreases in older acquired blocks resulted in a $9.5 million decrease in premiums and policy fees. The coinsurance of a block of policies from Lincoln National Corporation in October 1998 resulted in a $3.6 million increase in premiums and policy fees. Premiums and policy fees in the Dental Division increased $40.5 million. The full year effect of the September 1997 acquisition of the Western Diversified Group ("Western Diversified") and a coinsured block of credit insurance policies by the Financial Institutions Division increased premiums and policy fees $49.8 million. The increase in premiums and policy fees from the Investment Products Division was $6.4 million.

      Net investment income for 1998 was $46.3 million or 8.3% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions and to receiving annuity and guaranteed investment contract (GIC) deposits. The full year effect of the 1997 acquisition of West Coast, Western Diversified, and the block of credit insurance policies resulted in an increase in net investment income of $43.1 million in 1998. The coinsurance of a block of policies from Lincoln National Corporation increased 1998 net investment income $6.0 million. The percentage earned on average cash and investments was 7.2% in 1998 and 7.6% in 1997.

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

      Protective maintains an allowance for uncollectible amounts on investments. The allowance totaled $24.1 million at December 31, 1998 and $23.0 million at December 31, 1997. Realized investment gains in 1998 of $36.1 million were largely offset by realized investment losses of $34.0 million. Realized investment losses include a $1.1 million net increase to the allowance for uncollectible amounts of investments.

      Other income consists primarily of revenues of Protectove's non-insurance subsidiaries and rental of space in its administrative building to PLC. Other income increased $14.1 million in 1998 as compared to 1997. The full year effect of the 1997 acquisition of Western Diversified increased other income $12.8 million.

Income Before Income Tax
      The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                Operating Income (Loss) and Income (Loss) Before
                        Income Tax Year Ended December 31
                                 (in thousands)
                                                                  1998                        1997
                                                                  ----                        ----

                 Operating Income (Loss)(1)
                 Life Insurance
                      Individual Life                          $  30,183                    $ 22,480
                      West Coast                                  20,983                       8,202
                      Acquisitions                                52,940                      56,672

                 Specialty Insurance Products
                      Dental                                      10,206                      11,767
                      Financial Institutions                      17,650                      13,017
                 Retirement Savings and
                   Investment Products
                      GIC                                         30,780                      28,117
                      Investment Products                         10,639                       8,303
                 Corporate and Other                               5,718                        (259)
                 ------------------------------------------------------------------------------------
                 Total operating income                          179,099                     148,299
                 ------------------------------------------------------------------------------------
                 Realized Investment Gains (Losses)
                      GIC                                          1,609                      (3,180)
                      Investment Products                          1,318                         589
                      Unallocated Realized
                        Investment Gains (Losses)                   (791)                      4,415
                 Related Amortization of Deferred
                   Policy Acquisition Costs
                      Individual Life
                      Investment Products                           (890)                      (373)
                 ------------------------------------------------------------------------------------
                 Total net                                         1,246                       1,451
                 ------------------------------------------------------------------------------------
                 Income (Loss) Before Income Tax
                 Life Insurance
                      Individual Life                             30,183                      22,480
                      West Coast                                  20,983                       8,202
                      Acquisitions                                52,940                      56,672
                 Specialty Insurance Products
                      Dental                                      10,206                      11,767
                      Financial Institutions                      17,650                      13,017
                 Retirement Savings and
                   Investment Products
                      GIC                                         32,389                      24,937
                      Investment Products                         11,067                       8,519
                 Corporate and Other                               5,718                        (259)
                 Unallocated Realized
                   Investment Gains (Losses)                        (791)                      4,415
                 ------------------------------------------------------------------------------------
                 Total income before
                   income tax                                   $180,345                    $149,750
                 ------------------------------------------------------------------------------------
                (1)Income before income tax excluding realized  investment gains and  losses  and  related  amortization  of  deferred  policy acquisition costs.


      The Individual Life Division's 1998 pretax income was $30.2 million, $7.7 million above 1997. The Division's mortality experience was at expected levels in 1998 and approximately $5.1 million more favorable than 1997.

      Headquartered in San Francisco, West Coast was acquired by the Company in June 1997. For the seven months of 1997 that it was a subsidiary of the company, the West Coast Division had pretax income of $8.2 million.
The Division's 1998 pretax income was $21.0 million.

      In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of smaller insurance companies or blocks of policies. Blocks of policies acquired through the Division are usually administered as "closed" blocks; i.e., no new policies are being marketed. Therefore, earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds of terminations of coverage) unless new acquisitions are made.

      The Acquisitions Division's 1998 pretax income decreased $3.7 million to $52.9 million, compared to 1997. The Division's mortality experience was at expected levels in 1998 compared to being approximately $5.1 million better than expected in 1997. In October 1998, the Division acquired approximately 260,000 policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.

      The Dental Division's 1998 pretax income was $10.2 million compared to $11.8 million in 1997. Dental earnings were $5.1 million, before a $2.5 million loss relating to its discounted fee-for-service dental program.

      At the end of the 1997 third quarter, the Financial Institutions Division acquired Western Diversified and coinsured an unrelated block of policies. The Division's 1998 pretax income increased $4.6 million to $17.7 million. Western Diversified and the coinsured block of policies represented $2.8 million of the increase.

      The GIC Division's 1998 pretax operating income increased to $30.8 million from $28.1 million in 1997 due to increased investment income. Realized investment gains associated with this Division in 1998 were $1.6 million as compared to realized investment losses of $3.2 million in 1997. As a result, total pretax income was $32.4 million in 1998 and $24.9 million in 1997.

      The Investment Products Division's 1998 pretax operating income was $10.6 million, an increase of $2.3 million. Realized investment gains, net of related amortization of deferred policy acquisition costs, were $0.4 million in 1998 as compared with $0.2 million in 1997. As a result, total pretax income was $11.1 million in 1998 and $8.5 million in 1997.

      The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax earnings for this segment were $5.7 million, $6.0 million higher in 1998 as compared to 1997, primarily due to increased net investment income on capital.

Income Tax Expense
      The following table sets forth the effective income tax rates for the periods shown:

       Year Ended                           Effective Income
       December 31                              Tax Rates
       -----------                          ----------------
         1998.............................        35.0%
         1997.............................        34.9%

      Management's current estimate of the effective income tax rate for 1999 is between 35% and 36%.

Net Income
      The following table sets forth net income for the periods shown:

                                                           Net Income
                                                      ---------------------
   Year Ended                                                    Percentage
   December 31                                        Amount      Increase
                                                  (in thousands)
      1998..................................        $117,183         20.3%
      1997..................................       $  97,448         18.1%

      Compared to 1997, net income in 1998 increased 20.3%, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, GIC, and Investment Products Divisions, and the Corporate and Other segment, and higher realized investment gains, offset by lower operating earnings in the Acquisitions and Dental Divisions.

Recently Issued Accounting Standards
      For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

Year 2000 Disclosure
      Computer hardware and software often denote the year using two digits rather than four; for example, the year 1998 often is denoted by such hardware and software as "98." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including Protective, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

      Protective shares computer hardware and software with its parent, PLC. PLC began work on the Year 2000 problem in 1995. At that time, PLC identified and assessed PLC's critical mainframe systems, and prioritized the remediation efforts that were to follow. During 1998 all other hardware and software, including non-information technology (non-IT) related hardware and software, were included in the process. PLC's Year 2000 plan includes all subsidiaries.

      PLC estimates that Year 2000 remediation is complete for most of its insurance administration and general administration systems. Of the general administration systems that are not yet remediated, the majority are new systems that were implemented during 1998 and are scheduled to be upgraded to the current release of the system during the second quarter of 1999. All remediated systems are currently in production. Personal computer network hardware and software have been reviewed, with upgrades implemented where necessary. A review of personal computer desktop software is in progress, but not complete. All Year 2000 personal computer preparations are expected to be completed by June 30, 1999. With respect to non-IT equipment and processes, the assessment and remediation is progressing on schedule and all known issues are expected to be remediated before December 31, 1999.

      Two insurance administration systems identified as mission critical are not yet fully remediated. A personal computer database system that processes member information for one subsidiary is currently being remediated. This effort is on schedule and targeted to be complete by June 30, 1999. Also, another personal computer application, which processes policy information for one line of business, is being re-written and is currently in test. This system is targeted to be in production by April 30, 1999.

      Future date tests are used to verify a system's ability to process transactions dated up to and beyond January 1, 2000. Future date tests are complete or in-progress for the majority of PLC's mission-critical systems. A large portion of the testing is conducted by a contract programming staff dedicated full time to Year 2000 preparations. These resources have been part of PLC's Year 2000 project since 1995.

      Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. PLC is using its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Integrated testing will continue throughout 1999.

      Business partners and suppliers that provide products or services critical to PLC's operations are being reviewed and in some cases their Year 2000 preparations are being monitored by the Company. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000. Initial reviews are targeted to be completed in the first quarter of 1999. Monitoring and testing of critical partners and suppliers will continue throughout 1999. Formal contingency planning will begin in March 1999 and continue throughout the year. These plans will augment PLC's existing disaster recovery plans.

      PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through December 31, 1998, costs that have been specifically identified as relating to the Year 2000 problem total $3.9 million, with an additional $1.3 million estimated to be required to support continued testing activity. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

      Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurances that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair Protective's operations, or that the Year 2000 issue will not otherwise adversely affect Protective.

      Should some of PLC's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario,Protective may experience significant delays in its ability to perform certain functions, but does not expect to be unable to perform critical functions or to otherwise conduct business.

Item 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Consolidated Statements of Income for the years ended
   December 31, 1998, 1997, and 1996

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Share-Owner's Equity for the years ended
   December 31, 1998, 1997, and 1996

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997, and 1996

Notes to Consolidated Financial Statements
Financial Statement Schedules:
 Schedule  III  --  Supplementary   Insurance  Information
 Schedule  IV  --
 Reinsurance

      All other schedules to the consolidated  financial  statements required by
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

        In our opinion, the consolidated financial statements and the financial statement schedules listed in the index on page 10 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     PRICEWATERHOUSECOOPERS LLP

February 11, 1999
Birmingham, Alabama




                        PROTECTIVE LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)


                                                                                       Year Ended December 31
                                                                                    1998         1997         1996
                                                                                    ----         ----         ----

REVENUES
   Premiums and policy fees...............................................        $1,027,340 $   814,420    $770,224
   Reinsurance ceded .....................................................          (459,215)   (334,214)   (308,174)
                                                                                   ---------    --------     -------
     Net of reinsurance ceded.............................................           568,125     480,206     462,050
   Net investment income..................................................           603,795     557,488     498,781
   Realized investment gains..............................................             2,136       1,824       5,510
   Other income...........................................................            20,201       6,149       5,010
                                                                                   ---------   ---------     -------
                                                                                   1,194,257   1,045,667     971,351
                                                                                   ---------   ---------     -------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 1998-$330,494;
     1997-$180,605; 1996-$215,424)........................................           730,496     658,872     626,893
   Amortization of deferred policy acquisition costs .....................           111,188     107,175      91,001
   Other operating expenses (net of reinsurance ceded: 1998-$166,375;
     1997-$90,045; 1996-$81,839)..........................................           172,228     129,870     128,148
                                                                                   ---------    --------     -------
                                                                                   1,013,912     895,917     846,042
                                                                                   ---------    --------     -------

INCOME BEFORE INCOME TAX .................................................           180,345     149,750     125,309

INCOME TAX EXPENSE (BENEFIT)
     Current..............................................................            48,237      66,283      44,908
     Deferred.............................................................            14,925     (13,981)     (2,142)
                                                                                   ---------    --------     -------
                                                                                      63,162      52,302      42,766
                                                                                   ---------    --------     -------
NET INCOME ...................................................                   $   117,183 $    97,448    $ 82,543
                                                                                   =========    ========     =======



                 See notes to consolidated financial statements.



                        PROTECTIVE LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                               December 31
                                                                                        1998               1997
                                                                                        ----               ----
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 1998-$6,307,274; 1997-$6,221,871)... $ 6,400,262       $  6,348,252
    Equity securities, at market (cost: 1998-$15,151; 1997-$24,983)..................      12,258             15,006
    Mortgage loans on real estate....................................................   1,623,603          1,313,478
    Investment real estate, net of accumulated depreciation (1998-$782; 1997-$671)...      14,868             13,469
    Policy loans.....................................................................     232,670            194,109
    Other long-term investments......................................................      70,078             54,704
    Short-term investments...........................................................     159,655             54,337
                                                                                        ----------         ---------
        Total investments                                                               8,513,394          7,993,355
Cash ...............................................................................                          39,197
Accrued investment income ..........................................................      100,395             94,095
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (1998-$4,304; 1997-$5,292)..............................................       31,265             42,255
Reinsurance receivables ............................................................      756,370            591,457
Deferred policy acquisition costs ..................................................      841,425            632,605
Property and equipment, net ........................................................       42,374             36,407
Other assets .......................................................................       34,632             14,445
Assets related to separate accounts ................................................
    Variable Annuity................................................................    1,285,952            924,406
    Variable Universal Life.........................................................       13,606              3,634
    Other...........................................................................        3,482              3,425
                                                                                        ---------        -----------
                                                                                      $11,622,895        $10,375,281
                                                                                      ===========        ===========

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims.............................................   $ 4,140,003       $  3,324,294
     Unearned premiums.............................................................       389,294            396,696
                                                                                        ---------          ---------
                                                                                        4,529,297          3,720,990
Guaranteed investment contract deposits ...........................................     2,691,697          2,684,676
Annuity deposits ..................................................................     1,519,820          1,511,553
Other policyholders' funds ........................................................       219,356            183,324
Other liabilities .................................................................       226,310            246,081
Accrued income taxes ..............................................................       (10,992)               941
Deferred income taxes .............................................................        51,735             49,417
Note payable ......................................................................         2,363
Indebtedness to related parties ...................................................        20,898             28,055
Liabilities related to separate accounts ..........................................
     Variable Annuity..............................................................     1,285,952            924,406
     Variable Universal Life.......................................................        13,606              3,634
     Other.........................................................................         3,482              3,425
                                                                                       ----------          ---------
       Total liabilities...........................................................    10,553,524          9,356,502
                                                                                       ----------          ---------
COMMITMENTS AND CONTINGENT LIABILITIES -- NOTE G

SHARE-OWNER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000 ....................             2                  2
Common Stock, $1.00 par value .....................................................         5,000              5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital ........................................................       327,992            327,992
Note receivable from PLC Employee Stock Ownership Plan ............................        (5,199)            (5,378)
Retained earnings .................................................................       686,519            629,436
Accumulated other comprehensive income
  Net unrealized gains on investments (net of income tax: 1998-$29,646; 1997-$33,238)      55,057             61,727
                                                                                     ------------        -----------
       Total share-owner's equity....................................................   1,069,371          1,018,779
                                                                                     ------------        -----------
                                                                                      $11,622,895        $10,375,281
                                                                                     ============        ===========

                 See notes to consolidated financial statements.




                       PROTECTIVE LIFE INSURANCE COMPANY
                 CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY
                (Dollars in thousands, except per share amounts)


                                                                                         Note
                                                                                      Receivable                Net         Total
                                                                           Additional    From                Unrealized     Share-
                                                        Preferred  Common   Paid-In      PLC    Retained  Gains (Losses)    Owner's
                                                          Stock     Stock   Capital      ESOP   Earnings  on Investments    Equity
                                                        ---------  ------- ----------  --------- --------   -------------- ---------
Balance, December 31, 1995 .............................           $5,000  $144,494    $(5,765)  $449,645      $57,863     $651,237
                                                                                                                           ---------
     Net income for 1996................................                                           82,543                    82,543
     Decrease in net unrealized gains on investments
        (net of income tax: $(25,627))..................                                                       (47,593)     (47,593)
     Reclassification adjustment for amounts included in
        net income (net of income tax: $(1,928))........                                                        (3,582)      (3,582)
                                                                                                                           ---------
     Comprehensive income for 1996......................                                                                     31,368
                                                                                                                           ---------
     Redemption feature of preferred stock removed-Note I $   2              1,998                                            2,000
     Preferred dividends ($50 per share)................                                             (100)                     (100)
     Capital contribution from PLC......................                     91,500                                          91,500
     Decrease in note receivable from PLC ESOP..........                                   186                                  186
                                                        -------- --------  --------    ---------  --------    ----------   ---------
Balance, December 31, 1996 .........................          2    5,000    237,992     (5,579)   532,088         6,688     776,191
                                                                                                                           ---------
     Net income for 1997................................                                           97,448                    97,448
     Increase in net unrealized
        gains on investments (net of income tax-$30,275)                                                         56,225      56,225
     Reclassification adjustment for amounts included
        in net income (net of income tax: $(638)).......                                                         (1,186)     (1,186)
                                                                                                                            --------
     Comprehensive income for 1997......................                                                                    152,487
                                                                                                                            --------
     Preferred dividends ($50 per share)................                                             (100)                     (100)
     Capital contribution from PLC......................                     90,000                                          90,000
     Decrease in note receivable from PLC ESOP..........                                   201                                  201
                                                       --------  --------  --------    ---------  --------    ----------   ---------
Balance, December 31, 1997 .........................         2     5,000    327,992     (5,378)    629,436       61,727   1,018,779
     Net income for 1998................................                                           117,183                  117,183
     Decrease in net unrealized
        gains on investments (net of income tax-($2,844))                                                       (5,281)      (5,281)
     Reclassification adjustment for amounts included
        in net income (net of income tax: $(747)).......                                                        (1,389)      (1,389)
                                                                                                                           ---------
     Comprehensive income for 1998......................                                                                    110,513
                                                                                                                           ---------
     Common dividends ($12 per share)...................                                          (60,000)                  (60,000)
     Preferred dividends ($50 per share)................                                             (100)                     (100)
     Decrease in note receivable from PLC ESOP..........                                   179                                  179
                                                       --------  --------  --------     -------  --------    ---------   ----------
Balance, December 31, 1998 ........................$         2   $ 5,000   $327,992    $(5,199)  $686,519     $ 55,057   $1,069,371
                                                       ========  ========  ========    ========  ========    =========   ==========

                 See notes to consolidated financial statements.



                        PROTECTIVE LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                                                            December 31
                                                                                               -----------------------------------
                                                                                                1998           1997          1996
                                                                                                ----           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ...................................................................        $ 117,183    $     97,448 $      82,543
     Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of deferred policy acquisition costs.........................          111,188         107,175        91,001
         Capitalization of deferred policy acquisition costs.......................         (192,838)       (135,211)      (77,078)
         Depreciation expense......................................................            7,110           5,124         5,333
         Deferred income taxes.....................................................           14,925         (17,918)       (2,442)
         Accrued income taxes......................................................          (11,933)         (5,558)          893
         Interest credited to universal life and investment products...............          352,721         299,004       280,377
         Policy fees assessed on universal life and investment products............         (139,689)       (131,582)     (116,401)
         Change in accrued investment income and other receivables.................         (159,362)       (158,798)      (70,987)
         Change in policy liabilities and other policyholder funds of traditional life
          and health products                                                                322,464         279,522       133,621
         Change in other liabilities...............................................          (19,771)         65,393         7,209
         Other (net)...............................................................          (22,634)         (1,133)       (4,281)
                                                                                             -------         -------       -------
Net cash provided by operating activities..........................................          379,364         403,466       329,788
                                                                                             -------         -------       -------

CASH FLOWS FROM  INVESTING  ACTIVITIES
     Maturities  and  principal  reduction of investments:
         Investments available for sale............................................       10,445,407       6,462,663     1,327,323
         Other.....................................................................          198,559         324,242       168,898
     Sale of investments:
         Investment available for sale.............................................        1,080,265       1,108,058     1,569,119
         Other.....................................................................          155,906         695,270       568,218
     Cost of investments acquired:
         Investments available for sale............................................      (11,507,234)     (8,428,804)   (3,798,631)
         Other.....................................................................         (662,350)       (718,335)     (400,322)
     Acquisitions and bulk reinsurance assumptions ................................                         (169,124)      264,126
     Purchase of property and equipment ...........................................          (13,077)         (6,087)       (6,899)
     Sale of property and equipment ...............................................                            2,681           288
                                                                                         -----------      ----------    -----------
Net cash used in investing activities..............................................         (302,524)       (729,436)     (307,880)
                                                                                         -----------      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit arrangements and long-term debt ..............        1,975,800       1,159,538       941,438
     Capital contribution from PLC ................................................                           90,000        91,500
     Principal payments on line of credit arrangements and long-term debt .........       (1,973,437)     (1,159,538)     (941,438)
     Principal payment on surplus note to PLC .....................................           (2,000)         (4,693)      (10,000)
     Dividends to share-owner .....................................................          (60,100)           (100)         (100)
     Investment product deposits and change in universal life deposits ............          981,124         910,659       949,122
     Investment product withdrawals ...............................................       (1,037,424)       (745,083)     (944,244)
                                                                                          ----------       ----------     ----------
Net cash provided by (used in) financing activities................................         (116,037)        250,783        86,278
                                                                                          ----------       ----------     ----------

INCREASE(DECREASE) IN CASH.........................................................         (39,197)         (75,187)      108,186
CASH AT BEGINNING OF YEAR..........................................................          39,197          114,384         6,198
                                                                                          ----------      -----------    -----------
CASH AT END OF YEAR................................................................     $         0   $        39,197   $  114,384
                                                                                          ==========      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year:
         Interest on debt..........................................................     $      8,338   $       4,343    $     4,633
         Income taxes..............................................................     $     57,429   $      70,133    $    43,478

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Reduction of principal on note from ESOP .....................................     $        179   $         201    $       186
     Acquisitions and bulk reinsurance assumptions
         Assets acquired...........................................................     $    247,894   $   1,114,832    $   296,935
         Liabilities assumed.......................................................         (380,405)       (902,267)      (364,862)
         Net.......................................................................     $   (132,511)  $     212,565    $   (67,927)



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

      NATURE OF OPERATIONS
      Protective   provides   financial   services   through   the   production,
distribution, and administration of insurance and investment products. Protective markets individual life insurance, dental insurance and managed care services, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, and fixed and variable annuities throughout the United States. Protective also maintains a separate division devoted exclusively to the acquisition of insurance policies from other companies.

      The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings, and other factors.

RECENTLY ISSUED  ACCOUNTING  STANDARDS
     In 1997 Protective adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" SFAS No. 130, "Reporting Comprehensive Income;" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     In 1998 PLC adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits."

     The adoption of these accounting standards did not have a material effect on PLC's or Protective's financial statements.

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

    Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.9 million in bank deposits voluntarily restricted as to withdrawal.

    As prescribed by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax reported as a component of share-owner's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective's operations, its reported share-owner's equity will fluctuate significantly as interest rates change.

      Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                  1998             1997
                                                  ----             ----

       Total investments.................... $  8,412,167    $  7,876,952
       Deferred policy acquisition costs.. .      857,949         654,043
       All other assets.....................    2,268,076       1,749,321
                                              -----------     -----------
                                              $11,538,192     $10,280,316
                                              ===========     ===========

       Deferred income taxes...............  $    22,089 $         16,179
       All other liabilities...............   10,501,789        9,307,085
                                              ----------        ---------
                                              10,523,878        9,323,264
       Share-owner's equity................    1,014,314          957,052
                                              ----------       ----------
                                             $11,538,192      $10,280,316
                                              ==========       ==========

    Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

    DERIVATIVE FINANCIAL INSTRUMENTS
    Protective does not use derivative financial instruments for trading purposes. Combinations of swaps, futures contracts and options on treasury notes are currently being used as hedges for asset/liability management of certain investments, primarily mortgage loans on real estate, mortgage-backed securities, and liabilities arising from interest-sensitive products such as guaranteed investment contracts and individual annuities. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in 1998. Net realized gains of $1.5 million were deferred in 1997. At December 31, 1998 and 1997, options and open futures contracts with notional amounts of $975.0 million and $925.0 million, respectively, had net unrealized losses of $0.5 million and $0.4 million respectively.

    Protective uses interest rate swap contracts to convert certain investments and liabilities from a variable to a fixed rate of interest and from a fixed rate to variable rate of interest. At December 31, 1998, related open interest rate swap contracts with a notional amount of $55.3 million were in a $0.2 million net unrealized loss position. At December 31, 1997,related open interest rate swap contracts with a notional amount of $95.3 million were in a $0.1 million net unrealized loss position.

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

    Property and equipment consisted of the following at December 31:

                                                       1998            1997
                                                       ----            ----
       Home office building..........................$37,959         $37,459
       Other, principally furniture and equipment.... 58,958          46,937
                                                      ------         -------
                                                      96,917          84,396
       Accumulated depreciation...................... 54,543          47,989
                                                      ------         -------
                                                     $42,374         $36,407
                                                      ======          ======

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

REVENUES AND BENEFITS EXPENSE

Traditional Life and Health Insurance Products--
Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies,  term and term-like  life  insurance  policies,  limited-payment  life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

           Activity in the liability for unpaid claims is summarized as follows:

                                                             1998           1997            1996
                                                             ----           ----            ----
           Balance beginning of year ..................... $106,121       $108,159      $  73,642
               Less reinsurance...........................   18,673          6,423          3,330
                                                            -------        -------         ------

           Net balance beginning of year .................   87,448        101,736         70,312
                                                            -------        -------         ------
           Incurred related to:
           Current year ..................................  288,015        258,322        275,524
           Prior year ....................................  (10,198)       (14,540)        (2,417)
                                                            -------        -------        -------
               Total incurred.............................  277,817        243,782        273,107
                                                            -------        -------        -------

           Paid related to:
           Current year ..................................  236,001        203,381        197,163
           Prior year ....................................   58,951         58,104         57,812
                                                            -------        -------        -------
               Total paid.................................  294,952        261,485        254,975
                                                            -------        -------        -------

           Other changes:
               Acquisitions and
                  reserve transfers.......................        0          3,415         13,292
                                                            -------        -------        -------

           Net balance end of year .......................   70,313         87,448        101,736
               Plus reinsurance...........................   20,019         18,673          6,423
                                                            -------        -------        -------

           Balance end of year ..........................  $ 90,332       $106,121       $108,159
                                                           ========       ========       ========


o Universal Life and Investment Products-- Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. That is, universal life and investment product deposits are not considered revenues in accordance with generally accepted accounting principles. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.4% to 9.4% in 1998.

Protective's accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

    DEFERRED POLICY ACQUISITION COSTS
    Commissions and other costs of acquiring traditional life and health insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Acquisition costs for universal life and investment products are being amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and
Losses from the Sale of Investments," Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.

    The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. Protective amortizes the present value of future profits over the premium payment period including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $370.3 million and $274.9 million at December 31, 1998 and 1997, respectively. During 1998 $132.5 million of present value of future profits on acquisitions made during the year was capitalized and $37.1 million was amortized. During 1997 $136.2 million of present value of future profits on acquisitions made during the year was capitalized, and $28.9 million was amortized.

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

    RECLASSIFICATIONS
    Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on net income, total assets, or share-owner's equity.

Note B -- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

    Financial statements prepared in conformity with generally accepted accounting principles ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, (c) deferred income taxes are provided for temporary differences between financial and taxable earnings, (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to stock-owner's equity, (e) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items), (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently, and (g) bonds are stated at market instead of amortized cost.

    The  reconciliations  of net income and  share-owner's  equity  prepared  in
conformity  with  statutory   reporting   practices  to  that  reported  in  the
accompanying consolidated financial statements are as follows:

                                                              Net Income                      Share-Owner's Equity
                                                     -----------------------------------------------------------------
                                                     1998        1997        1996         1998        1997        1996
                                                     ----        ----        ----         ----        ----        ----
In conformity with statutory reporting
  practices:(1)...................................  $147,077    $134,417    $102,337  $   531,956 $   579,111 $  456,320
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization..............................    68,155      10,310      (2,830)     841,425     632,605    488,201
      Deferred income tax.........................   (14,925)     13,981       2,142      (51,735)    (49,417)   (37,722)
      Asset Valuation Reserve.....................                                         66,922      67,369     64,233
      Interest Maintenance Reserve................    (1,355)     (1,434)     (2,142)      15,507       9,809     17,682
      Nonadmitted items...........................                                         42,835      30,500     21,610
      Other timing and valuation adjustments......    (76,214)   (54,494)    (11,210)    (282,480)   (215,448)  (197,227)
      Noninsurance affiliates.....................     18,171     17,530      11,104                       (4)         4
      Consolidation elimination...................    (23,726)   (22,862)    (16,858)     (95,059)    (35,746)   (36,910)
                                                     --------    -------      ------      -------     -------    -------

In conformity with generally accepted
  accounting principles .................            $117,183  $  97,448    $ 82,543   $1,069,371   $1,018,779 $  776,191
                                                     ========     ======      ======    =========    =========    =======

(1) Consolidated


Note C -- INVESTMENT OPERATIONS

      Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                           1998           1997            1996
                                                                           ----           ----            ----

                  Fixed maturities....................................     $463,416      $396,255       $310,353
                  Equity securities...................................          905         1,186          2,124
                  Mortgage loans on real estate.......................      158,461       161,604        153,463
                  Investment real estate..............................        1,224         2,004          1,875
                  Policy loans........................................       12,346        11,370         10,378
                  Other, principally short-term investments...........       16,536        21,876         51,637
                                                                            -------       -------        -------
                                                                            652,888       594,295        529,830
                  Investment expenses.................................       49,093        36,807         31,049
                                                                            -------       -------        -------
                                                                           $603,795      $557,488       $498,781
                                                                            =======       =======        =======

            Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                  Fixed maturities....................................      $4,374      $  (8,355)     $  (7,101)
                  Equity securities...................................      (4,465)         5,975          1,733
                  Mortgage loans and other investments................       2,227          4,204         10,878
                                                                            ------          -----         ------
                                                                            $2,136      $   1,824      $   5,510
                                                                            ======          =====          =====


      Protective recognizes permanent impairments through changes to an allowance for uncollectible amounts on investments. The allowance totaled $24.1 million at December 31, 1998 and $23.0 million at December 31, 1997. Additions and reductions to the allowance are included in realized investment gains (losses). Without such additions/reductions, Protective had net realized investment gains of $3.2 million in 1998, net realized investment losses of $6.1 million in 1997, and net realized investment gains of $3.7 million in 1996.

      In 1998, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $32.3 million and gross losses were $32.5 million. In 1997, gross gains were $21.3 million and gross losses were $23.5 million. In 1996, gross gains were $6.9 million and gross losses were $11.8 million.

      The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:

                                                                                      Gross          Gross        Estimated
                                                                      Amortized     Unrealized     Unrealized       Market
            1998                                                        Cost           Gains         Losses         Values
            ----                                                      ---------     ----------     ----------     ---------
            Fixed maturities:
               Bonds:
                    Mortgage-backed.............................     $2,581,561      $ 41,626        $33,939     $2,589,248
                    United States Government and
                      authorities...............................         72,697         2,812                        75,509
                    States, municipalities, and
                      political subdivisions....................         29,521         1,131                        30,652
                    Public utilities............................        533,082        15,066                       548,148
                    Convertibles and bonds with
                      warrants..................................            694                          179            515
                    All other corporate bonds...................      3,083,782        98,992         32,629      3,150,145
               Redeemable preferred stocks .....................          5,937           108                         6,045
                                                                    -----------      ---------       -------     ----------
                                                                      6,307,274       159,735         66,747      6,400,262
            Equity securities...................................         15,151           456          3,349         12,258
            Short-term investments..............................        159,655                                     159,655
                                                                    -----------      --------        -------     ----------
                                                                     $6,482,080      $160,191        $70,096     $6,572,175
                                                                    ===========      ========        =======     ==========



                                                                                      Gross           Gross       Estimated
                                                                      Amortized     Unrealized     Unrealized       Market
            1997                                                        Cost           Gains         Losses         Values
            ----                                                     ----------      ---------     ----------     ---------
            Fixed maturities:
               Bonds:
                    Mortgage-backed.............................     $2,982,266      $ 54,103        $16,577     $3,019,792
                    United States Government and
                      authorities...............................        160,484         1,366              0        161,850
                    States, municipalities, and
                      political subdivisions....................         31,621           532              0         32,153
                    Public utilities............................        481,679         7,241              0        488,920
                    Convertibles and bonds with
                      warrants..................................            694             0            168            526
                    All other corporate bonds...................      2,559,186        80,903          1,019      2,639,070
               Redeemable preferred stocks .....................          5,941             0              0          5,941
                                                                      ---------      --------         ------      ---------
                                                                      6,221,871       144,145         17,764      6,348,252
            Equity securities...................................         24,983           300         10,277         15,006
            Short-term investments..............................         54,337             0              0         54,337
                                                                      ---------       -------         ------      ---------
                                                                     $6,301,190      $144,445        $28,041     $6,417,595
                                                                      =========       =======         ======      =========


      The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                             Estimated
                                                               Amortized       Market
                                                                 Cost          Values
                                                               ---------    ------------
1998
----
      Due in one year or less..........................       $  705,859     $  709,686
      Due after one year through five years............        3,255,973      3,325,078
      Due after five years through ten years...........        1,655,055      1,690,581
      Due after ten years..............................          690,387        674,917
                                                                --------      ---------
                                                              $6,307,274     $6,400,262
                                                              ==========     ==========

                                                                             Estimated
                                                                Amortized      Market
                                                                  Cost         Values
                                                                ---------   -----------
1997
----
      Due in one year or less..........................       $  456,248   $    460,994
      Due after one year through five years............        2,774,769      2,815,553
      Due after five years through ten years...........        2,377,989      2,440,193
      Due after ten years..............................          612,865        631,512
                                                               ---------     ----------
                                                               $6,221,871    $6,348,252
                                                               ==========    ==========

  The  approximate  percentage   distribution  of  Protective's  fixed  maturity
investments by quality rating at December 31 is as follows:

      Rating                                                  1998        1997
      ------                                                  ----        ----
       AAA.................................................   34.3%       41.1%
       AA..................................................    6.2         4.8
       A...................................................   29.4        29.1
       BBB.................................................   26.5        21.9
       BB or less.........................................     3.5         3.0
       Redeemable preferred stocks.........................    0.1         0.1
                                                             100.0%      100.0%

      At December 31, 1998 and 1997, Protective had bonds which were rated less than investment grade of $222.9 million and $195.2 million, respectively, having an amortized cost of $252.0 million and $193.6 million, respectively. At December 31, 1998, approximately $83.5 million of the bonds rates less than investment grade were securities issued in company-sponsored commercial mortgage
loan  securitizations.   Approximately  $817.9 million  of  bonds  are  not
publically traded.

      The change in unrealized gains (losses), net of income tax on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                   1998         1997         1996
                                   ----         ----         ----
Fixed maturities................ $(21,705)   $72,741       $(56,898)
Equity securities...............    4,605     (8,813)      $    207

      At December 31, 1998, all of Protective's mortgage loans were commercial loans of which 75% were retail, 10% were apartments, 8% were warehouses, and 6% were office buildings. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 5% of mortgage loans. Approximately 82% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Georgia, Florida, Texas, North Carolina, Tennessee, Virginia, Alabama, South Carolina, Kentucky, Ohio, Maryland, California, Mississippi, and Washington.

      Many of the mortgage loans have call provisions after three to ten years. Assuming the loans are called at their next call dates, approximately $48.1 million would become due in 1999, $348.9 million in 2000 to 2003, and $209.1 million in 2004 to 2008.

      At December 31, 1998, the average mortgage loan was approximately $2.0 million, and the weighted average interest rate was 8.3%. The largest single mortgage loan was $12.8 million.

      At December 31, 1998 and 1997, Protective's problem mortgage loans and foreclosed properties totaled $11.7 million and $17.7 million, respectively. Since Protective's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective's evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

      Certain investments, principally real estate, with a carrying value of $10.6 million were nonincome producing for the twelve months ended December 31, 1998.

      Policy loan interest rates generally range from 4.5% to 8.0%.

Note D -- FEDERAL INCOME TAXES

      Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                              1998        1997        1996
                                                                              ----        ----        ----
Statutory federal income tax rate applied to pretax income.................    35.0%       35.0%       35.0%
Dividends received deduction and tax-exempt interest.......................    (0.1)       (0.2)       (0.4)
Low-income housing credit..................................................    (0.5)       (0.6)       (0.6)
Tax benefits arising from prior acquisitions and other
 adjustments...............................................................     0.1         0.7         0.1
State income taxes.........................................................     0.5
                                                                               -----       -----       -----
Effective income tax rate..................................................    35.0%       34.9%       34.1%
                                                                               =====       =====       =====


      The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

      Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                           1998        1997         1996
                                                                           ----        ----         ----
Deferred policy acquisition costs.....................................    $60,746     $  7,054    $15,542
Benefit and other policy liability changes............................    (41,268)     (23,564)   (16,321)
Temporary differences of investment income............................     (3,491)       2,516     (1,163)
Other items...........................................................     (1,062)          13       (200)
                                                                          -------     --------    --------
                                                                          $14,925     $(13,981)   $(2,142)



      The components of Protective's net deferred income tax liability as of December 31 were as follows:


                                                                         1998        1997
                                                                         ----        ----
Deferred income tax assets:
  Policy and policyholder liability reserves...................       $190,328     $138,701
  Other........................................................          2,091        1,029
                                                                      --------     --------
                                                                       192,419      139,730
                                                                      --------     --------
Deferred income tax liabilities:
  Deferred policy acquisition costs............................        211,641      150,895
  Unrealized gain on investments...............................         32,513       38,252
                                                                      --------      -------
                                                                       244,154      189,147
                                                                      --------      -------
  Net deferred income tax liability                                  $  51,735    $  49,417
                                                                      ========     ========


      Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1998 was approximately $70.5 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $769 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Under current income tax laws, Protective does not anticipate involuntarily paying income tax on amounts in the Policyholders' Surplus accounts.

      Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E -- DEBT

      At December 31, 1998, PLC had borrowed $18.5 million at a rate of 5.8%. PLC had also borrowed $30.0 million at a rate of 5.4% under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital.

      Protective has arranged sources of credit to temporarily fund scheduled investment commitments. Protective expects that the rate received on its investments will equal or exceed its borrowing rate. Protective had no such temporary borrowings outstanding at December 31, 1998 and 1997. Also, Protective has a mortgage note on investment real estate amounting to approximately $2.4 million that matures in 2003.

      Included in indebtedness to related parties is a surplus debenture issued by Protective to PLC. At December 31, 1998, the balance of the surplus debenture was $18.0 million. The debenture matures in 2003.

      Indebtedness to related parties also consists of payables to affiliates under control of PLC in the amount of $2.9 million at December 31, 1998. Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

      Interest expense on borrowed money totaled $8.3 million, $4.3 million, and $4.6 million, in 1998, 1997, and 1996, respectively.

Note F -- RECENT ACQUISITIONS

      In June 1997, Protective acquired West Coast Life Insurance Company ("West Coast"). In September 1997, Protective acquired the Western Diversified Group. In October 1997, Protective coinsured a block of credit policies.

      In October 1998 Protective coinsured a block of life insurance policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna.

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

      A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damage suit. Protective and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted with certainty, Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

Note H -- SHARE-OWNER'S EQUITY AND RESTRICTIONS

      At December 31, 1998, approximately $608.6 million of consolidated share-owner's equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred in the form of dividends, loans, or advances to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 1999 is estimated to be $138.9 million. Dividends of $60.0 million were paid to PLC in 1998.

Note I -- PREFERRED STOCK

      PLC owns all of the 2,000 shares of preferred stock issued by Protective's subsidiary, Protective Life and Annuity Insurance Company ("PL&A"). During 1996, PL&A's articles of incorporation were amended such that the preferred stock is redeemable solely at the discretion of PL&A. Prior to November 1998, the stock paid, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent PL&A's statutory earnings for the immediately preceding fiscal year exceeded $1 million. Dividends of $0.1 million were paid to PLC in 1998, 1997, and 1996. Effective November 3, 1998, PL&A's articles of incorporation were amended such that the provision for an annual minimum cumulative dividend was removed.

Note J -- RELATED PARTY MATTERS

      On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $5.2 million at December 31, 1998, is accounted for as a reduction to share-owner's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

      Protective leases furnished office space and computers to affiliates. Lease revenues were $3.0 million in 1998, $3.1 million in 1997, and $3.7 million in 1996. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $56.2 million, $51.6 million, and $50.4 million, in 1998, 1997, and 1996, respectively. Commissions paid to affiliated marketing organizations of $8.4 million, $5.2 million, and $7.4 million, in 1998, 1997, and 1996, respectively, were included in deferred policy acquisition costs.

      Certain corporations with which PLC's directors were affiliated paid Protective premiums, policy fees, or deposits for various types of insurance and investment products. Such premiums, policy fees, and deposits amounted to $28.6 million, $21.4 million and $31.2 million in 1998, 1997, and 1996, respectively. Protective and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $7.3 million, $5.4 million and $5.0 million in 1998, 1997, and 1996, respectively.

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

Life Insurance

      Individual Life Division. The Individual Life Division markets universal life, variable universal life, and level premium term and term-like insurance products on a national basis through a network of independent insurance agents.

      West Coast Division. The West Coast Division sells universal life and level premium term-like insurance products in the life insurance brokerage market and in the "bank owned life insurance" market.

      Acquisitions Division. The Acquisitions Division focuses solely on acquiring, converting, and servicing policies acquired from other companies. These acquisitions may be accomplished through acquisitions of companies or through the assumption or reinsurance of life insurance and related policies.

Specialty Insurance Products

      Dental and Consumer Benefits Division. The Division's primary focus is on indemnity and prepaid dental products. In 1997, the Division exited from the traditional group major medical business, fulfilling the Division's strategy to focus primarily on dental and related products.

      Financial Institutions Division. The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also includes a small property casualty insurer that sells automobile service contracts.

Retirement Savings and Investment Products

      Guaranteed Investment Contracts Division. The Guaranteed Investment Contracts ("GIC") Division markets GICs to 401(k) and other qualified retirement savings plans. The Division also offers related products, including fixed and floating rate funding agreements offered to the trustees of municipal bond proceeds, bank trust departments, and money market funds, and long-term annuity contracts offered to fund certain state obligations.

      Investment Products Division. The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division's sales force.

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

      Operating segment income and assets for the years ended December 31 are as follows:


                                                                                          Life Insurance
                                                                            Individual
Operating Segment Income                                                       Life          West Coast     Acquisitions
--------------------------------------------------------------------------------------------------------------------------
1998
Premiums and policy fees                                                $   228,701        $     75,757      $ 125,329
Reinsurance ceded                                                          (102,533)            (53,377)       (28,594)
--------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                                 126,168              22,380         96,735
Net investment income                                                        55,779              63,492        112,154
Realized investment gains (losses)
Other income                                                                     70                   6          1,713
--------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                           182,017              85,878        210,602
--------------------------------------------------------------------------------------------------------------------------
   Benefits and settlement expenses                                         106,308              54,617        112,051
Amortization of deferred policy acquisition costs                            30,543               4,924         18,894
Other operating expenses                                                     14,983               5,354         26,717
--------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                 151,834              64,895        157,662
--------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                     30,183              20,983         52,940
Income tax expense
--------------------------------------------------------------------------------------------------------------------------
Net income
--------------------------------------------------------------------------------------------------------------------------
1997
Premiums and policy fees                                                $   182,746       $      41,290    $   120,504
Reinsurance ceded                                                           (55,266)            (27,168)       (17,869)
--------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                                 127,480              14,122        102,635
Net investment income                                                        54,593              30,194        110,155
Realized investment gains (losses)
Other income                                                                    617                                 10
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                              182,690             44,316         212,800
--------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                            114,678             28,304         116,506
Amortization of deferred policy acquisition costs                            27,354                961          16,606
Other operating expenses                                                     18,178              6,849          23,016
--------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                 160,210             36,114         156,128
--------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                     22,480              8,202          56,672
Income tax expense
--------------------------------------------------------------------------------------------------------------------------
Net income
--------------------------------------------------------------------------------------------------------------------------
1996
Premiums and policy fees                                                 $  154,295                       $   125,798
Reinsurance ceded                                                           (37,585)                          (19,255)
--------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                                 116,710                           106,543
Net investment income                                                        48,442                           106,015
Realized investment gains (losses)                                            3,098
Other income                                                                  1,056                               641
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                              169,306                           213,199
--------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                             96,404                           118,181
Amortization of deferred policy acquisition costs                            28,393                            17,162
Other operating expenses                                                     28,611                            24,292
--------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                 153,408                           159,635
--------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                     15,898                            53,564
Income tax expense
--------------------------------------------------------------------------------------------------------------------------
Net income
--------------------------------------------------------------------------------------------------------------------------
Operating Segment Assets
1998
Investments and other assets                                             $1,076,202        $1,149,642      $1,600,123
Deferred policy acquisition costs                                           301,941           144,455         255,347
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                             $1,378,143        $1,294,097      $1,855,470
--------------------------------------------------------------------------------------------------------------------------
1997
Investments and other assets                                            $   960,316       $   910,030      $1,401,294
Deferred policy acquisition costs                                           252,321           108,126         138,052
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                             $1,212,637        $1,018,156      $1,539,346
--------------------------------------------------------------------------------------------------------------------------
1996
Investments and other assets                                            $   814,728                        $1,423,081
Deferred policy acquisition costs                                           220,232                           156,172
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                             $1,034,960                        $1,579,253
--------------------------------------------------------------------------------------------------------------------------
(1)Adjustments  represent the inclusion of unallocated realized investment gains
   (losses)  and the  recognition  of  income  tax  expense.  There are no asset adjustments.




                                         Retirement Savings and
   Specialty Insurance Products            Investment Products
   Dental and                         Guaranteed                          Corporate
    Consumer         Financial        Investment        Investment           and                               Total
    Benefits        Institutions       Contracts         Products           Other        Adjustments (1)   Consolidated
-------------------------------------------------------------------------------------------------------------------------
$ 277,316        $ 301,230                          $     18,809      $       198                          $  1,027,340
  (85,753)        (188,958)                                                                                    (459,215)
-------------------------------------------------------------------------------------------------------------------------
  191,563          112,272                                18,809              198                               568,125
   15,245           25,068            $213,136           105,827           13,094                               603,795
                                         1,609             1,318                         $   (791)                2,136
    4,295           10,302                                 1,799            2,016                                20,201
-------------------------------------------------------------------------------------------------------------------------
  211,103          147,642             214,745           127,753           15,308                             1,194,257
-------------------------------------------------------------------------------------------------------------------------
  140,632           52,629             178,745            85,045              469                               730,496
   10,352           28,526                 735            17,213                1                               111,188
   49,913           48,837               2,876            14,428            9,120                               172,228
-------------------------------------------------------------------------------------------------------------------------
  200,897          129,992             182,356           116,686            9,590                             1,013,912
-------------------------------------------------------------------------------------------------------------------------
   10,206           17,650              32,389           11,067             5,718                               180,345
                                                                                           63,162                63,162
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          $     117,183
-------------------------------------------------------------------------------------------------------------------------

$ 260,590        $ 196,694                          $    12,367      $        229                        $      814,420
 (109,480)        (124,431)                                                                                    (334,214)
-------------------------------------------------------------------------------------------------------------------------
  151,110           72,263                               12,367               229                               480,206
   23,810           16,341            $211,915          105,196             5,284                               557,488
                                        (3,180)             589                          $  4,415                 1,824
    1,278            3,033                                 (192)            1,403                                 6,149
-------------------------------------------------------------------------------------------------------------------------
  176,198           91,637             208,735          117,960             6,916                             1,045,667
-------------------------------------------------------------------------------------------------------------------------
  110,148           27,643             179,235           82,019               339                               658,872
   15,711           30,812                 618           15,110                 3                               107,175
   38,572           20,165               3,945           12,312             6,833                               129,870
-------------------------------------------------------------------------------------------------------------------------
  164,431           78,620             183,798          109,441             7,175                               895,917
-------------------------------------------------------------------------------------------------------------------------
   11,767           13,017              24,937            8,519              (259)                              149,750
                                                                                          52,302                 52,302
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          $      97,448
-------------------------------------------------------------------------------------------------------------------------

$ 288,050        $ 193,236                           $    8,189     $         656                         $     770,224
 (131,520)        (119,814)                                                                                    (308,174)
-------------------------------------------------------------------------------------------------------------------------
  156,530           73,422                                8,189               656                               462,050
   16,249           13,898            $214,369           98,719             1,089                               498,781
                                        (7,963)           3,858                          $ 6,517                  5,510
    2,193                                                    56             1,064                                 5,010
-------------------------------------------------------------------------------------------------------------------------
  174,972           87,320             206,406          110,822             2,809                               971,351
-------------------------------------------------------------------------------------------------------------------------
  125,797           42,781             169,927           73,093               710                               626,893
    5,326           24,900                 509           14,710                 1                                91,001
   43,028           10,673               3,840           13,196             4,508                               128,148
-------------------------------------------------------------------------------------------------------------------------
  174,151           78,354             174,276          100,999             5,219                               846,042
-------------------------------------------------------------------------------------------------------------------------
      821            8,966              32,130            9,823            (2,410)                              125,309
                                                                                         42,766                  42,766
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          $      82,543
-------------------------------------------------------------------------------------------------------------------------


 $197,337         $645,909          $2,869,304       $2,542,536          $700,417                            $10,781,470
   23,836           39,212               1,448           75,177                 9                                841,425
-------------------------------------------------------------------------------------------------------------------------
 $221,173         $685,121          $2,870,752       $2,617,713          $700,426                            $11,622,895
-------------------------------------------------------------------------------------------------------------------------

 $208,071         $536,058          $2,887,732       $2,313,279          $525,896                            $  9,742,676
   22,459           52,836               1,785           56,074               952                                 632,605
-------------------------------------------------------------------------------------------------------------------------
 $230,530         $588,894          $2,889,517       $2,369,353          $526,848                             $10,375,281
-------------------------------------------------------------------------------------------------------------------------

 $205,696         $312,826          $2,606,873       $1,821,250          $490,688                            $  7,675,142
   27,944           32,040               1,164           50,637                12                                 488,201
-------------------------------------------------------------------------------------------------------------------------
 $233,640         $344,866          $2,608,037       $1,871,887          $490,700                            $  8,163,343
-------------------------------------------------------------------------------------------------------------------------

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

    The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                             1998          1997
                                                                                             ----          ----
Projected benefit obligation, beginning of the year ............................              $ 30,612      $25,196
Service cost - benefits earned during the year .................................                 2,585        2,112
Interest cost - on projected benefit obligation ................................                 2,203        2,036
Actuarial gain .................................................................                 2,115        3,421
Plan amendment .................................................................                   160
Benefits paid ..................................................................                (1,128)      (2,153)
                                                                                                ------       ------
Projected benefit obligation, end of the year ..................................                36,547       30,612
                                                                                                ------       ------
Fair value of plan assets beginning of the year ................................                21,763       19,779
Actual return on plan assets ...................................................                 1,689        1,625
Employer contribution ..........................................................                 2,823        2,512
Benefits paid ..................................................................                (1,128)      (2,153)
                                                                                                ------       ------
Fair value of plan assets end of the year .....................................                 25,147       21,763
                                                                                                ------       ------
Plan assets less than the projected benefit obligation .........................               (11,400)      (8,849)
Unrecognized net actuarial loss from past experience different from that assumed                 9,069        6,997
Unrecognized prior service cost ................................................                   652          605
Unrecognized net transition asset ..............................................                  (34)         (51)
                                                                                              --------      -------
Net pension liability recognized in balance sheet ..............................              $ (1,713)     $(1,298)
                                                                                              ========      =======


Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:
                                              1998         1997        1996
                                              ----         ----        ----
Service cost ..............................$ 2,585      $ 2,112      $ 1,908
Interest cost .............................  2,203        2,036        1,793
Expected return on plan assets ............ (1,950)      (1,793)      (1,593)
Amortization of prior service cost ........    112          100          100
Amortization of transition asset ..........    (17)         (17)         (17)
Recognized net actuarial loss .............    305          152          210
                                             -----        -----        -----
Net pension cost ..........................$ 3,238      $ 2,590      $ 2,401


    Protective's share of the net pension cost was $2.6 million, $1.8 million, and $1.5 million, in 1998, 1997, and 1996, respectively.

    Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                1998        1997         1996
                                                ----        ----         ----
Weighted average discount rate ...............  6.75%       7.25%        7.75%
Rates of increase in compensation level ......  4.75%       5.25%        5.75%
Expected long-term rate of return on assets ..  8.50%       8.50%        8.50%

    Assets of the pension plan are included in the general assets of Protective. Upon retirement, the amount of pension plan assets vested in the retiree is used to purchase a single premium annuity from Protective in the retiree's name. Therefore, amounts presented above as plan assets exclude assets relating to retirees.

    PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 1998 and 1997, the projected benefit obligation of this plan totaled $11.7 million and $10.0 million, respectively, of which $7.8 million and $6.6 million, respectively, have been recognized in PLC's financial statements.

    Net pension cost of the excess benefits plan includes the following components for the years ended December 31:

                                                1998       1997      1996
                                                ----       ----      ----

Service cost  ...............................  $ 611    $  544      $ 424
Interest cost ...............................    722       651        505
Plan amendment  .............................              351
Amortization of prior service cost...........    112       112        112
Amortization of transition asset ............     37        37         37
Recognized net actuarial loss................    173       180        155
                                                 ---       ---        ---
Net pension cost............................. $1,655    $1,875     $1,233
                                              ======    ======     ======

    In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 1998 and 1997, the liability for such benefits totaled $1.2 million and $1.3 million, respectively. The expense recorded by PLC was $0.1 million in 1998, 1997 and 1996. PLC's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

    Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees' annual compensation up to a maximum of $75,000. This plan is partially funded at a maximum of $50,000 face amount of insurance.

    PLC sponsors a defined contribution plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by
Section 401(k) of the Internal Revenue Code. In 1990, PLC established an Employee Stock Ownership Plan ("ESOP") to match voluntary employee contributions to PLC's 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to Protective less dividends on shares held by the ESOP. At December 31, 1998, PLC had committed up to 101,124 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was less than $0.1 million in 1998 and 1997, and $1.0 million in 1996.


Note M -- STOCK BASED COMPENSATION

    Certain Protective employees participate in PLC's Long-Term Incentive Plan (previously known as the Performance Share Plan) and receive stock appreciation rights (SARs) from PLC.

    Since 1973 PLC has had a Performance Share Plan to motivate senior management to focus on PLC's long-range earnings performance. The criterion for payment of performance share awards is based upon a comparison of PLC's average return on average equity or total return over a four year award period (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life insurance companies, multiline insurers, and insurance holding companies. If PLC's results are below the median of the comparison group, no portion of the award is earned. If PLC's results are at or above the 90th percentile, the award maximum is earned. Under the plan approved by share-owners in 1992 and 1997, up to 6,400,000 shares may be issued in payment of awards. The number of shares granted in 1998, 1997, and 1996 were 71,340, 98,780 and 104,580 shares, respectively, having an approximate market value on the grant date of $2.3 million, $2.0 million, and $1.8 million, respectively. At December 31, 1998, outstanding awards measured at target and maximum payouts were 474,695 and 638,090 shares, respectively. The expense recorded by PLC for the Performance Share Plan was $2.7 million, $2.7 million, and $3.0 million in 1998, 1997, and 1996, respectively.

    During 1996, stock appreciation rights (SARs) were granted to certain executives of PLC to provide long-term incentive compensation based on the performance of PLC's Common Stock. Under this arrangement PLC will pay (in shares of PLC Common Stock) an amount equal to the difference between the specified base price of PLC's Common Stock and the market value at the exercise date. The SARs are exercisable after five years (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) and expire in 2006 or upon termination of employment. The number of SARs granted during 1996 and outstanding at December 31, 1998 was 675,000. The SARs have a base price of $17.4375 per share of PLC Common Stock (the market price on the grant date was $17.50 per share). The estimated fair value of the SARs on the grant date was

$3.0 million. This estimate was derived using the Roll-Geske variation of the Black-Sholes option pricing model. Assumptions used in the pricing model are as follows: expected volatility rate of 15% (approximately equal to that of the S & P Life Insurance Index), a risk free interest rate of 6.35%, a dividend yield rate of 1.97%, and an expected exercise date of August 15, 2002. The expense recorded by PLC for the SARs was $0.6 million in 1998 and 1997.

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

    Protective has reinsured approximately $64.8 billion, $34.1 billion, and $18.8 billion in face amount of life insurance risks with other insurers representing $294.4 million, $147.2 million, and $113.5 million of premium income for 1998, 1997, and 1996, respectively. Protective has also reinsured accident and health risks representing $164.8 million, $187.7 million, and $194.7 million of premium income for 1998, 1997, and 1996, respectively. In 1998 and 1997, policy and claim reserves relating to insurance ceded of $658.7 million and $485.8 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1998 and 1997, Protective had paid $22.8 million and $25.6 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 1998, Protective had receivables of $75.0 million related to insurance assumed.

    A substantial portion of Protective's new life insurance and credit insurance sales are being reinsured.

Note O -- ESTIMATED MARKET VALUES OF FINANCIAL INSTRUMENTS

    The carrying amount and estimated market values of Protective's financial instruments at December 31 are as follows:


                                                        1998                                  1997
                                            ___________________________________        _______________________
                                                                   Estimated                      Estimated
                                               Carrying             Market             Carrying    Market
                                                Amount              Values              Amount     Values
Assets (see Notes A and C):
Investments:
     Fixed maturities.....................       $6,400,262      $6,400,262           $6,348,252  $6,348,252
     Equity securities....................           12,258          12,258               15,006      15,006
     Mortgage loans on real estate........        1,623,603       1,774,379            1,313,478   1,405,474
     Short-term investments...............          159,655         159,655               54,337      54,337
Cash .....................................                                                39,197      39,197
Liabilities (see Notes A and E):
     Guaranteed investment contract deposits      2,691,697       2,751,007            2,684,676   2,687,331
     Annuity deposits.....................        1,519,820       1,513,148            1,511,553   1,494,600
     Notes payable........................            2,363           2,363
Other (see Note A):
     Derivative Financial Instruments.....                             (734)                            (545)


     Except as noted below, fair values were estimated using quoted market prices. Protective estimates the fair value of its mortgage loans using discounted cash flows from the next call date. Protective believes the fair value of its short-term investments and notes payable approximate book value due to either being short-term or having a variable rate of interest. Protective estimates the fair value of its guaranteed investment contracts and annuities using discounted cash flows and surrender values, respectively. Protective believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.




               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 (in thousands)

-------------------------------------------------------------------------------------------------------------------

          COL. A        COL. B       COL. C     COL. D      COL. E       COL. F     COL. G     COL. H     COL. I      COL. J
-------------------------------------------------------------------------------------------------------------------

                                                            GIC and
                                     Future                 Annuity                                       Amortization
                       Deferred      Policy                 Deposits     Premiums              Benefits   of Deferred
                        Policy      Benefits                and Other      and       Net          and        Policy       Other
                      Acquisition      and      Unearned  Policyholders'  Policy  Investment   Settlement Acquisition   Operating
    Segment              Costs       Claims     Premiums      Funds        Fees    Income (1)   Expenses     Costs      Expenses (1)
------------------------------------------------------------------------------------------------------------------------------------

Year Ended
December 31,1998:
Life Insurance
   Individual Life       $301,941   $1,054,253  $    355  $   10,802    $126,168 $   55,779    $106,308   $  30,543   $  14,983
   West Coast             144,455    1,006,280         0      77,254      22,380     63,492      54,617       4,924       5,354
   Acquisitions           255,347    1,383,759       553     233,846      96,735    112,154     112,051      18,894      26,717
Specialty Insurance Products
   Dental and Consumer
      Benefits             23,836      111,916     3,341      78,224     191,563     15,245     140,632      10,352      49,913
   Financial Institutions  39,212      215,451   385,006     105,434     112,272     25,068      52,629      28,526      48,837
Retirement Savings and
    Investment Products
   Guaranteed Investment
     Contracts              1,448      172,674         0   2,691,697                213,136     178,745         735       2,876
   Investment Products     75,177      194,726         0   1,233,528      18,809    105,827      85,045      17,213      14,428
Corporate and Other             9          944        39          88         198     13,094         469           1       9,120
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL            $841,425   $4,140,003  $389,294  $4,430,873    $568,125   $603,795    $730,496    $111,188    $172,228
====================================================================================================================================

Year Ended
December 31,1997:
Life Insurance
   Individual Life       $252,321   $  920,924  $    356  $   16,334    $127,480   $ 54,593    $114,678    $ 27,354    $ 18,178
   West Coast             108,126      739,463         0      95,495      14,122     30,194      28,304         961       6,849
   Acquisitions           138,052    1,025,340     1,437     311,150     102,635    110,155     116,506      16,606      23,016
Specialty Insurance Products
   Dental and Consumer
      Benefits             22,459      120,925     2,536      80,654     151,110     23,810     110,148      15,711      38,572
   Financial Institutions  52,836      159,422   391,085       6,791      72,263     16,341      27,643      30,812      20,165
Retirement Savings and
    Investment Products
   Guaranteed Investment
     Contracts              1,785      180,690         0   2,684,676           0    211,915     179,235         618       3,945
   Investment Products     56,074      177,150         0   1,184,268      12,367    105,196      82,019      15,110      12,312
Corporate and Other           952          380     1,282         185         229      5,284         339           3       6,833
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL            $632,605   $3,324,294  $396,696  $4,379,553    $480,206   $557,488    $658,872    $107,175    $129,870
===============================================================================================================================

Year Ended
December 31,1996:
Life Insurance
   Individual Life      $220,232    $  793,370  $    685  $   15,577    $116,710   $ 48,442    $ 96,404    $ 28,393    $ 28,611
   Acquisitions          156,172     1,117,159     1,087     251,450     106,543    106,015     118,181      17,162      24,292
Specialty Insurance Products
   Dental and Consumer
     Benefits             27,944       119,010     2,572      83,632     156,530     16,249     125,797       5,326      43,027
   Financial Institutions 32,040       119,242   253,154       1,880      73,422     13,898      42,781      24,900      10,673
Retirement Savings and
    Investment Products
   Guaranteed Investment   1,164       149,755         0   2,474,728           0    214,369     169,927         509       3,840
     Contracts
    Investment Products   50,637       149,743         0   1,120,557       8,189     98,719      73,093      14,710      13,197
Corporate and Other           12           170        55         192         656      1,089         710           1       4,508
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL           $488,201    $2,448,449  $257,553  $3,948,016    $462,050   $498,781    $626,893    $ 91,001   $ 128,148
===============================================================================================================================


(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.




                           SCHEDULE IV -- REINSURANCE
               PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             (Dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------

                   COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Percentage
                                                                            Ceded to         Assumed                      of Amount
                                                              Gross           Other          from Other      Net            Assumed
                                                              Amount        Companies       Companies        Amount      to Net

Year Ended December 31,1998:
   Life insurance in force...........................     $ 91,980,657    $ 64,846,246     $ 18,010,434   $ 45,144,845        39.9%
===================================================================================================================================

Premiums and policy fees:
   Life insurance....................................     $    537,002    $    294,363     $     87,964   $    330,603        26.6%
   Accident and health insurance.....................          361,705         164,852           14,279        211,132         6.8%
   Property and liability insurance..................           26,389                                          26,289         0.0%
----------------------------------------------------------------------------------------------------------------------
       TOTAL.........................................     $    925,096    $    459,215     $    102,243   $    568,124
======================================================================================================================

Year Ended December 31,1997:
   Life insurance in force...........................     $ 78,240,282    $ 34,139,554     $ 11,013,202   $ 55,113,930        20.0%
===================================================================================================================================

Premiums and policy fees:
   Life insurance....................................     $    387,108    $    147,184     $     74,738   $    314,662        23.8%
   Accident and health insurance.....................          336,575         187,539           10,510        159,546         6.7%
   Property and liability insurance..................            6,139             176               35          5,998         0.6%
----------------------------------------------------------------------------------------------------------------------
       TOTAL.........................................     $    729,822    $    334,899     $     85,283   $    480,206
======================================================================================================================


Year Ended December 31,1996:
   Life insurance in force...........................     $ 53,052,020    $ 18,840,221     $ 16,275,386   $ 50,487,185        32.2%
===================================================================================================================================

Premiums and policy fees:
   Life insurance....................................     $    272,331    $    113,487     $    129,717   $    288,561        45.0%
   Accident and health insurance.....................          338,709         194,687           29,467        173,489        17.0%
----------------------------------------------------------------------------------------------------------------------
       TOTAL.........................................     $    611,040    $    308,174     $    159,184   $    462,050
======================================================================================================================



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

    (b) Reports on Form 8-K:

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 25, 1999.

                                              PROTECTIVE LIFE INSURANCE COMPANY

                                              By:/s/ DRAYTON NABERS, JR.
                                                 ------------------------
  March 25, 1999                              Chairman of the Board

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   Signature                  Title                 Date
                   ---------                  -----                 ----
(i)   Principal Executive Officer
      /s/ DRAYTON NABERS, JR.          Chairman of the Board    March 25, 1999
      -----------------------
            Drayton Nabers, Jr.

(ii)  Principal Financial Officer
      /s/ JOHN D. JOHNS                      President          March 25, 1999
     ----------------------
              John D. Johns

(iii) Principal Accounting Officer
      /s/ JERRY W. DEFOOR       Vice President and Controller,  March 25, 1999
     ----------------------
            Jerry W. DeFoor       and Chief Accounting Officer

(iv)  Board of Directors:

      /s/ DRAYTON NABERS, JR.              Director             March 25, 1999
      -----------------------
            Drayton Nabers, Jr.

      /s/ JOHN D. JOHNS                    Director             March 25, 1999
     ------------------------
            John D. Johns

      *                                    Director             March 25, 1999
     ------------------------
            Danny L. Bentley

      *                                    Director             March 25, 1999
     ------------------------
            Richard J. Bielen

      *                                    Director             March 25, 1999
     ------------------------
            R. Stephen Briggs

      *                                    Director             March 25, 1999
     ------------------------
            Carolyn King

      *                                    Director             March 25, 1999
     ------------------------
            Deborah J. Long

      *                                    Director             March 25, 1999
     ------------------------
           Jim E. Massengale

                   Signature                 Title                   Date

      *                                    Director             March 25, 1999
      -------------------------
             Steven A. Schultz

      *                                    Director             March 25, 1999
      --------------------------
             Wayne E. Stuenkel

      *                                    Director             March 25, 1999
      --------------------------
              A. S. Williams III


*By:  /s/     JERRY W. DEFOOR
     ----------------------------
                Jerry W. DeFoor
                Attorney-in-fact




                                  EXHIBIT INDEX


  Item
Number Document

    ****   2             --       Stock Purchase Agreement
       *   3(a)          --       Articles of Incorporation
       *   3(b)          --       By-laws
      **   4(a)          --       Group Modified Guaranteed Annuity Contract
     ***   4(b)          --       Individual Certificate
      **   4(h)         --       Tax-Sheltered Annuity Endorsement
      **   4(i)         --       Qualified Retirement Plan Endorsement
      **   4(j)         --       Individual Retirement Annuity Endorsement
      **   4(l)         --       Section 457 Deferred Compensation Plan Endorsement
       *   4(m)          --       Qualified Plan Endorsement
      **   4(n)          --       Application for Individual Certificate
      **   4(o)         --       Adoption Agreement for Participation in Group Modified Guaranteed
                                 Annuity
     ***   4(p)         --       Individual Modified Guaranteed Annuity Contract
      **   4(q)         --       Application for Individual Modified Guaranteed Annuity Contract
      **   4(r)         --       Tax-Sheltered Annuity Endorsement
      **   4(s)         --       Individual Retirement Annuity Endorsement
      **   4(t)         --       Section 457 Deferred Compensation Plan Endorsement
      **   4(v)         --       Qualified Retirement Plan Endorsement
    ****   4(w)          --       Endorsement -- Group Policy
    ****   4(x)          --       Endorsement -- Certificate
    ****   4(y)          --       Endorsement -- Individual Contract
    ****   4(z)          --       Endorsement (Annuity Deposits) -- Group Policy
    ****   4(aa)         --       Endorsement (Annuity Deposits) -- Certificate
    ****   4(bb)         --       Endorsement (Annuity Deposits) -- Individual Contracts
   *****   4(cc)         --       Endorsement -- Individual
   *****   4(dd)         --       Endorsement -- Group Contract/Certificate
  ******   4(ee)         --       Endorsement (96) -- Individual
  ******   4(ff)         --       Endorsement (96) -- Group Contract
  ******   4(gg)         --       Endorsement (96) -- Group Certificate
  ******   4(hh)         --       Individual Modified Guaranteed Annuity Contract (96)
 *******   4(ii)         --       Settlement Endorsement
       *   10(a)         --       Bond Purchase Agreement
       *   10(b)         --       Escrow Agreement
           24            --       Power of Attorney
           27            --       Financial Data Schedule
           99            --       Safe Harbor for Forward-Looking Statements


      *       Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration
              No. 33-31940.
      **      Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration
              Statement, Registration No. 33-31940.
      ***     Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration
              Statement, Registration No. 33-31940.
      ****    Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration
              Statement, Registration No. 33-57052.
      *****   Previously filed or incorporated by reference from Amendment No. 3 to Form S-1 Registration
              Statement, Registration No. 33-57052.
      ******  Previously   filed  or   incorporated   by   reference   from  S-1
              Registration Statement, Registration No. 333-02249.
      ******* Previously filed or incorporated by reference from Amendment No. 1 to Form S-1 Registration
              Statement, Registration No. 333-02249.
