Form 10-Q
period 1999-03-31
PROTECTIVE LIFE INSURANCE CO
filed 1999-05-14
CIK 310826

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

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 7, 1999 : 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 1999 and 1998 (unaudited)
        Consolidated Condensed Balance Sheets as of March 31, 1999
          (unaudited) and December 31, 1998
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 1999 and 1998 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)

   Item 2.   Management's Narrative Analysis of the Results of Operations

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, share-owner's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                  PricewaterhouseCoopers LLP

Birmingham, Alabama
April 23, 1999



                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                          THREE MONTHS ENDED
                                                                                                                 MARCH 31
                                                                                                         -----------------------
                                                                                                         1999              1998
                                                                                                         ----             -----


REVENUES
     Premiums and policy fees                                                                            $ 269,738      $230,514
     Reinsurance ceded                                                                                    (117,952)      (93,647)
                                                                                                         ---------     ---------
        Premiums and policy fees, net of reinsurance ceded                                                 151,786       136,867
     Net investment income                                                                                 149,454       149,241
     Realized investment gains                                                                               1,449            11
     Other income                                                                                            3,371         3,840
                                                                                                        ----------     ---------
                                                                                                           306,060       289,959
                                                                                                        ----------     ---------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        1999 - $63,686; 1998 - $57,363)                                                                    185,436       180,390
     Amortization of deferred policy acquisition costs                                                      30,952        24,827
     Other operating expenses (net of reinsurance ceded:
        1999 - $30,404; 1998 - $31,709)                                                                     43,288        42,755
                                                                                                         ---------     ---------
                                                                                                           259,676       247,972

INCOME BEFORE INCOME TAX                                                                                    46,384        41,987

Income tax expense                                                                                          16,499        15,244
                                                                                                         ---------     ---------

NET INCOME                                                                                               $  29,885      $ 26,743
                                                                                                         =========      ========





















See notes to consolidated condensed financial statements



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                     MARCH 31          DECEMBER 31
                                                                                       1999                1998
                                                                                 -------------        ------------
                                                                                  (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                              $  6,335,576        $  6,400,262
    Equity securities                                                                   12,395              12,258
    Mortgage loans on real estate                                                    1,782,972           1,623,603
    Investment in real estate, net of accumulated depreciation                          15,160              14,868
    Policy loans                                                                       231,976             232,670
    Other long-term investments                                                         76,088              70,078
    Short-term investments                                                              75,236             159,655
                                                                                --------------        ------------
     Total investments                                                               8,529,403           8,513,394
  Accrued investment income                                                             99,041             100,395
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts                                                               39,076              31,265
  Reinsurance receivables                                                              769,703             756,370
  Deferred policy acquisition costs                                                    867,232             841,425
  Property and equipment, net                                                           46,472              42,374
  Other assets                                                                          35,699              34,632
  Assets related to separate accounts
    Variable Annuity                                                                 1,365,035           1,285,952
    Variable Universal Life                                                             17,752              13,606
    Other                                                                                3,478               3,482
                                                                                --------------      --------------
                                                                                   $11,772,891         $11,622,895
                                                                                ==============      ==============
LIABILITIES
  Policy liabilities and accruals:
    Future policy benefits and claims                                              $ 4,233,530         $ 4,140,003
    Unearned premiums                                                                  382,063             389,294
                                                                                  ------------        ------------
                                                                                     4,615,593           4,529,297

  Guaranteed investment contract deposits                                            2,729,461           2,691,697
  Annuity deposits                                                                   1,529,189           1,519,820
  Other policyholders' funds                                                           214,020             219,356
  Other liabilities                                                                    205,030             226,310
  Accrued income taxes                                                                   4,212             (10,992)
  Deferred income taxes                                                                 22,588              51,735
  Notes payable                                                                          2,363               2,363
  Indebtedness to related parties                                                       18,000              20,898
  Liabilities related to separate accounts
    Variable Annuity                                                                 1,365,035           1,285,952
    Variable Universal Life                                                             17,752              13,606
    Other                                                                                3,478               3,482
                                                                                --------------       -------------
     Total liabilities                                                              10,726,721          10,553,524
                                                                                   -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           327,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (5,148)             (5,199)
  Retained earnings                                                                    716,404             686,519
  Accumulated other comprehensive income
    Net unrealized  gains on investments
     (net of income tax: 1999 - $1,033; 1998 - $29,646)                                  1,920              55,057
                                                                                --------------       -------------
     Total share-owner's equity                                                      1,046,170           1,069,371
                                                                                  ------------        ------------
                                                                                   $11,772,891         $11,622,895
                                                                                ==============       =============

See notes to consolidated condensed financial statements




                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                     ------------------------------
                                                                                            1999            1998
                                                                                     -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $     29,885     $    26,743
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment gains                                                            (1,449)            (11)
       Amortization of deferred policy acquisition costs                                    30,953          24,827
       Capitalization of deferred policy acquisition costs                                 (48,557)        (43,930)
       Depreciation expense                                                                  1,739           1,917
       Deferred income tax                                                                    (534)         (4,247)
       Accrued income tax                                                                   15,204          11,868
       Interest credited to universal life and investment products                          85,361          84,729
       Policy fees assessed on universal life and investment products                      (36,243)        (34,045)
       Change in accrued investment income and other receivables                           (24,999)          7,339
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                     36,010         114,125
       Change in other liabilities                                                         (20,396)        (46,790)
       Other (net)                                                                           2,298         (20,811)
                                                                                     -------------    ------------
    Net cash provided by operating activities                                               69,272         121,714
                                                                                      ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    3,682,197       1,742,067
       Other                                                                                59,209          76,911
    Sale of investments
       Investments available for sale                                                      214,724         145,772
       Other                                                                                47,959         234,645
    Cost of investments acquired
       Investments available for sale                                                   (3,947,000)     (1,974,390)
       Other                                                                              (163,781)       (281,863)
    Purchase of property and equipment                                                      (5,543)         (2,684)
    Sale of property and equipment                                                               0               4
                                                                                    --------------  --------------
    Net cash used in investing activities                                                 (112,236)        (59,538)
                                                                                        ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                    270,100         304,500
    Principal payments on line of credit arrangements and debt                            (270,100)       (304,500)
    Investment product deposits and change in universal life deposits                      401,145         330,148
    Investment product withdrawals                                                        (358,180)       (431,521)
                                                                                       -----------     -----------
    Net cash provided by financing activities                                               42,965         101,373
                                                                                      ------------     -----------

INCREASE (DECREASE) IN CASH                                                                      0         (39,197)
CASH AT BEGINNING OF PERIOD                                                                      0          39,197
                                                                                    --------------    ------------
CASH AT END OF PERIOD                                                               $            0  $            0
                                                                                    ==============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the period:
       Interest on debt                                                                  $     517       $     856
       Income taxes                                                                      $       0       $   9,995

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                             $     183       $     179








See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1998.

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

         A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective Life does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states (including Alabama), juries have substantial discretion in awarding punitive damages which creates the potential for unpredictable material adverse judgments in any given punitive damages suit. Protective Life and its subsidiaries, like other insurers, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - OPERATING SEGMENTS

         Protective Life operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.


                                                           Operating Segment Income for the
                                                            Three Months Ended March 31, 1999
                                        --------------------------------------------------------------------------
                                                                        (In Thousands)
                                                                                             Specialty Insurance
                                                        Life Insurance                              Products
                                        -----------------------------------------         -----------------------
                                                                                          Dental and
                                           Individual                                      Consumer     Financial
                                             Life       West Coast   Acquisitions          Benefits    Institutions
                                        -------------  -----------   -------------        ----------  ------------

Premiums and policy fees                      64,420      $18,328      $41,105              $73,718      $66,753
Reinsurance ceded                            (37,469)     (12,788)      (8,597)             (17,535)     (41,563)
                                             -------      -------     --------              -------      -------
  Net of reinsurance ceded                    26,951        5,540       32,508               56,183       25,190
Net investment income                         15,553       18,042       33,316                3,593        5,795
Realized investment gains (losses)                 0            0            0                    0            0
Other income                                  (1,029)          (6)          (9)                 365        2,833
                                             -------    ---------    ---------             --------     --------
     Total revenues                           41,475       23,576       65,815               60,141       33,818
                                             -------      -------      -------              -------      -------
Benefits and settlement expenses              18,922       14,589       35,523               40,244       11,310
Amortization of deferred policy
 acquisition costs                             8,826        1,405        6,094                2,538        6,515
Other operating expenses                       5,082        2,000        6,426               13,986       11,023
                                             -------       ------      -------              -------      -------
     Total benefits and expenses              32,830       17,994       48,043               56,768       28,848
                                             -------      -------      -------             --------      -------
Income before income tax                       8,645        5,582       17,772                3,373        4,970



                                            Retirement Savings and
                                              Investment Products
                                           ---------------------------
                                           Guaranteed                      Corporate
                                           Investment       Investment       and                       Total
                                           Contracts         Products       Other      Adjustments  Consolidated
                                           -----------     ----------    ----------    -----------  ------------

Premiums and policy fees                                      $ 5,382      $     32                    $269,738
Reinsurance ceded                                                                                      (117,952)
                                                           ----------    ----------                    --------
  Net of reinsurance ceded                                      5,382            32                     151,786
                                                                                                       --------
Net investment income                        $51,650           25,566        (4,061)                    149,454
Realized investment gains (losses)             3,070              648             0      $(2,269)         1,449
Other income                                       0              748           469                       3,371
                                          ----------         --------      --------   ----------      ---------
     Total revenues                           54,720           32,344        (3,560)      (2,269)       306,060
                                             -------          -------       -------      -------       --------
Benefits and settlement expenses              43,927           20,859            62                     185,436
Amortization of deferred
 acquisition costs                               192            5,379             3                      30,952
Other operating expenses                         741            3,159           871                      43,288
                                            --------          -------       -------                   ---------
     Total benefits and expenses              44,860           29,397           936                     259,676
                                             -------          -------       -------                   --------
Income before income tax                       9,860            2,947        (4,494)                     46,384
Income tax expense                                                                        16,499         16,499
                                                                                                      ---------
     Net income                                                                                        $ 29,885
                                                                                                      =========

                                        7


                                                             Operating Segment Income for the
                                                             Three Months Ended March 31, 1998
                                         ----------------------------------------------------------------------------
                                                                       (In Thousands)
                                                                                             Specialty Insurance
                                                        Life Insurance                              Products
                                        -----------------------------------------         ---------------------------
                                                                                          Dental and
                                           Individual                                      Consumer     Financial
                                             Life       West Coast   Acquisitions          Benefits     Institutions
                                        -------------  -----------   ------------         ----------    ------------

Premiums and policy fees                    $52,300       $17,686      $28,566              $64,438        $63,370
Reinsurance ceded                           (18,275)      (10,466)      (4,322)             (25,326)       (35,258)
                                            -------       -------     --------              -------        -------
  Net of reinsurance ceded                   34,025         7,220       24,244               39,112         28,112
Net investment income                        14,020        15,012       26,732                3,857          6,244
Realized investment gains (losses)
Other income                                     (3)                                            599          2,790
                                         ----------   -----------  -----------            ---------       --------
     Total revenues                          48,042        22,232       50,976               43,568         37,146
                                            -------      --------      -------              -------        -------
Benefits and settlement expenses             27,197        15,395       29,105               28,318         15,167
Amortization of deferred policy
  acquisition costs                           7,172           (12)       4,541                2,970          5,649
Other operating expense                       7,566         2,391        5,458               10,205         12,271
                                           --------      --------    ---------              -------        -------
     Total benefits and expenses             41,935        17,774       39,104               41,493         33,087
                                            -------       -------     --------              -------        -------
Income before income tax                      6,107         4,458       11,872                2,075          4,059



                                            Retirement Savings and
                                              Investment Products
                                        -------------------------------
                                          Guaranteed                        Corporate
                                           Investment       Investment        and                         Total
                                           Contracts         Products         Other      Adjustments   Consolidated
                                        ------------      -----------      ----------    -----------   ------------
Premiums and policy fees                                      $ 4,062        $    92                    $230,514
Reinsurance ceded                                                                                        (93,647)
                                                           ----------       --------                   ---------
  Net of reinsurance ceded                                      4,062             92                     136,867
Net investment income                        $53,435           26,218          3,723                     149,241
Realized investment gains (losses)              (433)             (87)                     $   531            11
Other income                                                      (63)           517                       3,840
                                         -----------        ---------        -------    ----------     ---------
     Total revenues                           53,002           30,130          4,332           531       289,959
                                             -------          -------         ------      --------      --------
Benefits and settlement expenses              44,656           20,269            283                     180,390
Amortization of deferred policy
 acquisition costs                               174            4,330              3                      24,827
Other operating expenses                         185            3,641          1,038                      42,755
                                            --------          -------         ------                    --------
     Total benefits and expenses              45,015           28,240          1,324                     247,972
                                             -------          -------         ------                    --------
Income before income tax                       7,987            1,890          3,008                      41,987
Income tax expense                                                                          15,244        15,244
                                                                                                        --------
     Net income                                                                                         $ 26,743
                                                                                                        ========





                                                             Operating Segment Assets
                                                                 March 31, 1999
                                        ---------------------------------------------------------------------------
                                                                    (In Thousands)
                                                                                             Specialty Insurance
                                                       Life Insurance                                Products
                                        -------------------------------------------       -------------------------
                                                                                          Dental and
                                         Individual                                        Consumer     Financial
                                           Life          West Coast    Acquisitions        Benefits    Institutions
                                        -----------      ----------    ------------       ----------   ------------

Investments and other assets             $1,102,110      $1,162,824      $1,551,514         $205,024      $644,087
Deferred policy acquisition costs           316,898         152,029         249,252           25,286        37,612
                                        -----------     -----------     -----------        ---------     ---------
     Total assets                        $1,419,008      $1,314,853      $1,800,766         $230,310      $681,699
                                         ==========      ==========      ==========         ========      ========


                                               Retirement Savings and
                                                 Investment Products
                                        ----------------------------------
                                           Guaranteed                                   Corporate
                                           Investment          Investment                and            Total
                                           Contracts            Products                 Other        Consolidated

Investments and other assets               $2,888,250          $2,848,469                $503,381      $10,905,659
Deferred policy acquisition costs               1,453              84,696                       6          867,232
                                         ------------        ------------            ------------    -------------
     Total assets                          $2,889,703          $2,933,165                $503,387      $11,772,891
                                           ==========          ==========                ========      ===========



                                                           Operating Segment Assets
                                                             December 31, 1998
                                                             (In Thousands)
                                                                                             Specialty Insurance
                                                       Life Insurance                                Products
                                                                                        Dental and
                                        Individual                                        Consumer       Financial
                                          Life         West Coast    Acquisitions        Benefits      Institutions

Investments and other assets            $1,076,202     $1,149,642      $1,600,123         $197,337        $645,909
Deferred policy acquisition costs          301,941        144,455         255,347           23,836          39,212
                                       -----------    -----------     -----------        ---------       ---------
     Total assets                       $1,378,143     $1,294,097      $1,855,470         $221,173        $685,121
                                        ==========     ==========      ==========         ========        ========


                                               Retirement Savings and
                                                 Investment Products
                                        ---------------------------------
                                           Guaranteed                                  Corporate
                                           Investment          Investment                 and            Total
                                           Contracts            Products                 Other        Consolidated
                                        -------------       -------------          -------------     -------------

Investments and other assets               $2,869,304          $2,542,536               $700,417       $10,781,470
Deferred policy acquisition costs               1,448              75,177                      9           841,425
                                         ------------        ------------           ------------     -------------
     Total assets                          $2,870,752          $2,617,713               $700,426       $11,622,895
                                           ==========          ==========               ========       ===========


NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 1999, and for the three months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $538.9 million and $32.2 million, respectively.


NOTE E - INVESTMENTS

         As prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owner's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective Life's operations, its reported share-owner's equity will fluctuate significantly as interest rates change.

         Protective Life's balance sheets at March 31, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                            MARCH 31, 1999            DECEMBER 31, 1998
                                                            --------------            -----------------
                                                                          (IN THOUSANDS)

Total investments                                           $  8,519,449                   $  8,412,167
Deferred policy acquisition costs                                875,518                        857,949
All other assets                                               2,376,256                      2,268,076
                                                            ------------                   ------------
                                                             $11,771,223                    $11,538,192
                                                             ===========                    ===========

Deferred income taxes                                      $      22,840                  $      22,089
All other liabilities                                         10,704,133                     10,501,789
                                                             -----------                    -----------
                                                              10,726,973                     10,523,878
Share-owner's equity                                           1,044,250                      1,014,314
                                                            ------------                    -----------
                                                             $11,771,223                    $11,538,192
                                                             ===========                    ===========


NOTE F - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not currently use derivative financial instruments for trading purposes. Combinations of options and futures contracts are sometimes used as hedges against changes in interest rates for certain investment, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in 1999 or 1998. At March 31, 1999, open option and open futures contracts with a notional amount of $600.0 million were in a $0.5 million net unrealized loss position. Additionally, Protective Life uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest. At March 31, 1999, related open interest rate swap contracts with a notional amount of $677.0 million were in a $4.9 million net unrealized gain position.


NOTE G - COMPREHENSIVE INCOME (LOSS)

         The following table sets forth Protective Life's  comprehensive  income
(loss) for the three months ended March 31, 1999 and 1998:

                                                                                          Three Months Ended
                                                                                              March 31
                                                                                    ----------------------------
                                                                                            (In Thousands)
                                                                                    1999                   1998
                                                                                    ----                   ----

          Net income                                                               $29,885                 $26,743
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1999 - $(29,120); 1998 - $83)                                        (52,195)                    107
          Reclassification adjustment for amounts included
              in net income (net of income tax:
              1999 - $(507); 1998 - $(4))                                             (942)                     (7)
                                                                                ----------              ----------
          Comprehensive income (loss)                                             $(23,252)                $26,843
                                                                                  ========                 =======


NOTE H - RECLASSIFICATIONS

          Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner's equity.

                 ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS


         Protective Life Insurance Company ("Protective Life") is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires "Protective Life" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

         In  accordance  with  General  Instruction  H(2)(a),   Protective  Life
includes the following analysis with the reduced disclosure format.

         Protective Life operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Individual Life, West Coast, and Acquisitions Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. The retirement savings and investment products category includes the Guaranteed Investment Contracts and Investment Products Divisions. Protective Life also has an additional business segment which is described herein as Corporate and Other.

         This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 for more information about factors which could affect future results.

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                               THREE MONTHS                   PERCENTAGE
                                                                 ENDED                        INCREASE/
                                                                 MARCH 31                     (DECREASE)
                                                        ----------------------------         -------------
                                                              (IN THOUSANDS)
                                                           1999              1998
                                                           ----              ----

         Premiums and policy fees                        $151,786          $136,867             10.9   %
         Net investment income                            149,454           149,241              0.1
         Realized investment gains                          1,449                11              ---
         Other income                                       3,371             3,840            (12.2)
                                                       ----------        ----------
                                                         $306,060          $289,959
                                                         ========          ========


         Premiums and policy fees increased $14.9 million or 10.9% in the first three months of 1999 over the first three months of 1998. Premiums and policy fees in the Individual Life and West Coast Divisions decreased $7.1 million and $1.7 million, respectively in the first three months of 1999 as compared to the same period in 1998 primarily due to an increase in the use of reinsurance by these Divisions. In the Acquisitions Division, decreases in older acquired blocks resulted in a $1.1 million decrease in premiums and policy fees. The coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998 resulted in a $9.4 million increase in premiums and policy fees. In the Dental Division premiums and policy fees related to dental indemnity insurance increased $15.5 million in the first three months of 1999 as compared to the same period in 1998. Premiums and policy fees related to the Dental Division's other businesses increased $1.6 million in the first three months of 1999 as compared to the same period in 1998. Premiums and policy fees from the Financial Institutions Division decreased $2.9 million in the first three months of 1999 as compared to the first three months of 1998 of which $3.5 million related to the normal decrease in premiums on closed blocks of policies acquired in prior years. Premiums and policy fees related to the Financial Institutions other businesses increased $0.6 million in the first three months of 1999 as compared to the same period in 1998. The increase in premiums and policy fees from the Investment Products Division was $1.3 million.

         Net investment income in the first three months of 1999 increased by $0.2 million over the corresponding period of the preceding year. The average yield on investments was down slightly in the first quarter of 1999 as compared to 1998 due to having greater liquidity in the investment portfolio to fund GIC withdrawals.

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

         Realized investment gains for the first three months of 1999 were $1.4 million as compared to less than $0.1 million in the corresponding period of 1998.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. Other income from all sources decreased $0.5 million in the first three months of 1999 as compared with the first three months of 1998.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:


                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                            THREE MONTHS ENDED MARCH 31
                                                  (IN THOUSANDS)

                                                                                  1999               1998
                                                                                  ----               ----
Operating Income (Loss)(1)
Life Insurance
      Individual Life                                                           $  8,645           $  6,107
      West Coast                                                                   5,582              4,458
      Acquisitions                                                                17,772             11,872
Specialty Insurance Products
      Dental and Consumer Benefits                                                 3,373              2,075
      Financial Institutions                                                       4,970              4,059
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                              6,789              8,420
      Investment Products                                                          2,947              1,934
Corporate and Other                                                               (4,495)             3,008
                                                                                --------           --------
              Total operating income                                              45,583             41,933
                                                                                --------            -------

Realized Investment Gains (Losses)
      Guaranteed Investment Contracts                                              3,070               (433)
      Investment Products                                                            648                (87)
      Unallocated Realized Investment Gains (Losses)                              (2,269)               531
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (648)                43
                                                                               ---------         ----------
              Total net                                                              801                 54
                                                                               ---------         ----------

Income (Loss) Before Income Tax
Life Insurance
      Individual Life                                                              8,645              6,107
      West Coast                                                                   5,582              4,458
      Acquisitions                                                                17,772             11,872
Specialty Insurance Products
      Dental and Consumer Benefits                                                 3,373              2,075
      Financial Institutions                                                       4,970              4,059
Retirement Savings and Investment Products
      Guaranteed Investment Contracts                                              9,859              7,987
      Investment Products                                                          2,947              1,890
Corporate and Other                                                               (4,495)             3,008
Unallocated Realized Investment Gains (Losses)                                    (2,269)               531
                                                                                --------          ---------
              Total income before income tax                                     $46,384            $41,987
                                                                                 =======            =======


1 Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         The Individual Life Division's pretax earnings of $8.6 million in the first three months of 1999 were $2.5 million above the same period of 1998. The Division's 1999 results include $1.6 million of expenses relating to a venture to sell term and term-like products through direct response print, radio, and television advertising. The Division has reinsured most of its mortality risk such that mortality fluctuations have been significantly reduced. In the first quarter last year, the Division's mortality experience was approximately $1.8 million worse than expected.

         West Coast had pretax earnings of $5.6 million for the first three months of 1999 compared to $4.5 million for the period ended March 31, 1998. This increase reflects the Division's growth through sales.

         Pretax earnings from the Acquisitions Division increased $5.9 million in the first three months of 1999 as compared to the same period of 1998. The Division's mortality experience was approximately $1.9 million better than expected in the first three months of 1999 as compared to being approximately $2.6 million worse than expected in the first three months of 1998.

         Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Company coinsured a block of policies from Lincoln National. Earnings relating to this acquisition were $1.7 million in the first three months of 1999.

         The Dental Division's pretax operating earnings of $3.4 million in the first three months of 1999 were $1.3 million higher than the same period last year primarily due to more favorable claims experience in the first three months of 1999 as compared to the same period in 1998.

         Pretax earnings of the Financial Institutions Division were $0.9 million higher in the first three months of 1999 as compared to the same period in 1998. The increase was primarily due to improved credit disability earnings. Service contract earnings for the first quarter of 1999 were slightly lower than the same period last year.

         The GIC Division had pretax operating earnings of $6.8 million in the first three months of 1999 and $8.4 million in the corresponding period of 1998. Operating earnings during the first quarter of 1999 were lower than the same period in 1998 due to having greater liquidity in the asset portfolio to fund maturing contracts. Realized investment gains associated with this Division in the first three months of 1999 were $3.1 million as compared to losses of $0.4 million in the same period last year. As a result, total pretax earnings were $9.9 million in the first three months of 1999 compared to $8.0 million for the same period last year.

         Investment Products Division pretax operating earnings of $2.9 million were $1.0 million higher in the first three months of 1999 compared to the same period of 1998. Revenue growth has been partially offset by the rising cost of interest rate incentives. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first three months of 1999 as compared to losses of less than $0.1 million in the same period of 1998. Total pretax earnings were $2.9 million in the first three months of 1999 as compared to $1.9 million in the same period of 1998.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $4.5 million in the first three months of 1999 compared to income of $3.0 million in the first three months of 1998. The decrease in earnings relates primarily to the allocation of capital to the block of policies coinsured from Lincoln National and to a decrease in unallocated capital resulting from a $60 million dividend paid to PLC in the third quarter of 1998 .

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

         THREE MONTHS
            ENDED                                      ESTIMATED EFFECTIVE
           MARCH 31                                      INCOME TAX RATES
        ----------------                               -------------------

            1998                                               36.3  %
            1999                                               35.6

         The effective income tax rate for the full year of 1998 was 35.0%. Management's estimate of the effective income tax rate for 1999 is approximately 35.6%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:


                                                  NET INCOME
   THREE MONTHS                    ---------------------------------------
   ENDED                              TOTAL                      PERCENTAGE
   MARCH 31                       (IN THOUSANDS)                 INCREASE
--------------                     --------------                ----------

    1998                            $26,743                       20.6  %
    1999                             29,885                       11.7


         Compared to the same period in 1998, net income in the first three months of 1999 increased $3.1 million, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Guaranteed Investment Contracts Division and the Corporate and Other segment.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require Protective Life to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owner's equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect Protective Life's operations, adoption will introduce volatility into Protective Life's reported net income and share-owner's equity as interest rates change. SFAS No. 133 is effective January 1, 2000.

         The FASB has also issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," and the American Institute of Certified Public Accountants has issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of these accounting standards in 1999 is not expected to have a material effect on Protective Life's financial condition.

Year 2000 Disclosure

         Computer hardware and software often denote the year using two digits rather than four; for example, the year 1999 often is denoted by such hardware and software as "99." It is probable that such hardware and software will malfunction when calculations involving the year 2000 are attempted because the hardware and/or software will interpret "00" as representing the year 1900 rather than the year 2000. This "Year 2000" issue potentially affects all individuals and companies (including Protective Life, its customers, business partners, suppliers, banks, custodians and administrators). The problem is most prevalent in older mainframe systems, but personal computers and equipment containing computer chips could also be affected.

         Protective Life shares computer hardware and software with its parent, Protective Corporation ("PLC"), and other affiliates of PLC. Protective Life Corporation ("PLC") began work on the Year 2000 problem in 1995. At that time, PLC identified and assessed PLC's critical mainframe systems, and prioritized the remediation efforts that were to follow. During 1998 all other hardware and software, including non-information technology (non-IT) related hardware and software, were included in the process. PLC's Year 2000 plan includes all subsidiaries.

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

         One insurance administration system, a personal computer database system that processes member information for one subsidiary, has been identified as mission critical and is not yet fully remediated. This effort is on schedule and targeted to be complete by June 30, 1999.

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

         Business partners and suppliers that provide products or services critical to PLC's operations are being reviewed and in some cases their Year 2000 preparations are being monitored by PLC. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000. Monitoring and testing of critical partners and suppliers will continue throughout 1999. Formal contingency planning began in March 1999 and will continue throughout the year. These plans will augment PLC's existing disaster recovery plans.

         PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The cost of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through February 28, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.1 million, with an additional $1.1 million estimated to be required to support continued testing activity. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurances that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair Protective Life's operations, or that the Year 2000 issue will not otherwise adversely affect Protective Life.

         Should some of PLC's systems not be available due to Year 2000 problems, in a reasonably likely worst case scenario, Protective Life may experience significant delays in its ability to perform certain functions, but does not expect to be unable to perform critical functions or to otherwise conduct business.

                                     PART II


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


                                              PROTECTIVE LIFE INSURANCE COMPANY




Date:   May 14, 1999                          /s/ Jerry W. DeFoor
                                              -------------------
                                              Jerry W. DeFoor
                                              Vice President and Controller,
                                              and Chief Accounting Officer
                                              (Duly authorized officer)