Form 10-Q
period 1999-06-30
PROTECTIVE LIFE INSURANCE CO
filed 1999-08-13
CIK 310826

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

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 6, 1999: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX



Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three and Six Months
          ended June 30, 1999 and 1998 (unaudited)
        Consolidated Condensed Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998
        Consolidated Condensed Statements of Cash Flows for the Six Months ended
          June 30, 1999 and 1998 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)

   Item 2.   Management's Narrative Analysis of the Results of Operations

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K

Signature

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and consolidated condensed statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, share-owner's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                /s/ PricewaterhouseCoopers LLP
                                                    PricewaterhouseCoopers LLP

Birmingham, Alabama
July 27, 1999




                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                 JUNE 30                          JUNE 30
                                                                          -----------------------         -------------------------
                                                                            1999           1998              1999           1998
                                                                            ----           ----              ----           ----


REVENUES
     Premiums and policy fees                                            $ 282,718       $246,079          $552,456     $476,593
     Reinsurance ceded                                                    (130,345)      (103,691)         (248,297)    (197,338)
                                                                         ---------       --------          --------     --------
        Premiums and policy fees, net of reinsurance ceded                 152,373        142,388           304,159      279,255
     Net investment income                                                 157,141        144,929           306,595      294,170
     Realized investment gains                                               2,215          1,038             3,664        1,049
     Other income                                                            7,843          5,697            11,215        9,537
                                                                        ----------      ---------          --------    ---------
                                                                           319,572        294,052           625,633      584,011
                                                                         ---------       --------          --------     --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1999 - $77,085; 1998 - $82,964
        six months: 1999 - $157,523; 1998 - $126,727)                      191,284        179,199           376,720      359,589
     Amortization of deferred policy acquisition costs                      28,272         33,431            59,225       58,258
     Other operating expenses (net of reinsurance ceded:
        three months: 1999 - $36,941; 1998 - $34,239
        six months: 1999 - $69,371; 1998 - $65,948)                         42,970         34,840            86,258       77,595
                                                                         ---------      ---------         ---------    ---------
                                                                           262,526        247,470           522,203      495,442
                                                                          --------       --------          --------     --------

INCOME BEFORE INCOME TAX                                                    57,046         46,582           103,430       88,569

Income tax expense                                                          21,391         16,781            37,890       32,025
                                                                          --------       --------         ---------     --------

NET INCOME                                                                $ 35,655       $ 29,801          $ 65,540     $ 56,544
                                                                          ========       ========          ========     ========





















See notes to consolidated condensed financial statements



                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                      JUNE 30            DECEMBER 31
                                                                                        1999                 1998
                                                                                 ----------------     ----------------
                                                                                   (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                               $ 6,214,788        $  6,400,262
    Equity securities                                                                   14,815              12,258
    Mortgage loans on real estate                                                    1,950,362           1,623,603
    Investment in real estate, net of accumulated depreciation                          16,339              14,868
    Policy loans                                                                       232,316             232,670
    Other long-term investments                                                         74,073              70,078
    Short-term investments                                                              83,078             159,655
                                                                                  ------------        ------------
     Total investments                                                               8,585,771           8,513,394
  Accrued investment income                                                            105,204             100,395
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts                                                               51,979              31,265
  Reinsurance receivables                                                              846,738             756,370
  Deferred policy acquisition costs                                                    914,151             841,425
  Property and equipment, net                                                           48,331              42,374
  Other assets                                                                          28,327              34,632
  Assets related to separate accounts
    Variable Annuity                                                                 1,528,316           1,285,952
    Variable Universal Life                                                             24,533              13,606
    Other                                                                                3,437               3,482
                                                                                --------------      --------------
                                                                                   $12,136,787         $11,622,895
                                                                                ==============      ==============
LIABILITIES
  Policy liabilities and accruals                                                  $ 4,795,001         $ 4,529,297
  Guaranteed investment contract deposits                                            2,792,768           2,691,697
  Annuity deposits                                                                   1,532,954           1,519,820
  Other policyholders' funds                                                           122,318             219,356
  Other liabilities                                                                    323,186             226,310
  Accrued income taxes                                                                  (2,915)            (10,992)
  Deferred income taxes                                                                (25,934)             51,735
  Notes payable                                                                         39,347               2,363
  Indebtedness to related parties                                                       16,000              20,898
  Liabilities related to separate accounts
    Variable Annuity                                                                 1,528,316           1,285,952
    Variable Universal Life                                                             24,533              13,606
    Other                                                                                3,437               3,482
                                                                                --------------       -------------
                                                                                    11,149,011          10,553,524
                                                                                --------------       -------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           327,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (5,148)             (5,199)
  Retained earnings                                                                    752,058             686,519
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments
     (net of income tax (benefit): 1999 - $(49,607); 1998 - $29,646)                   (92,128)             55,057
                                                                                --------------       -------------
                                                                                       987,776           1,069,371
                                                                                --------------       -------------
                                                                                   $12,136,787         $11,622,895
                                                                                ==============       =============


See notes to consolidated condensed financial statements




                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                            1999            1998
                                                                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $    65,540     $    56,544
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment gains                                                             3,664           1,049
       Amortization of deferred policy acquisition costs                                    59,225          58,258
       Capitalization of deferred policy acquisition costs                                (110,849)       (103,964)
       Depreciation expense                                                                  4,040           3,838
       Deferred income tax                                                                   1,581         (18,487)
       Accrued income tax                                                                    8,077          (3,063)
       Interest credited to universal life and investment products                         162,794         166,829
       Policy fees assessed on universal life and investment products                      (73,423)        (67,322)
       Change in accrued investment income and other receivables                          (120,874)        (15,080)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                     81,131         332,756
       Change in other liabilities                                                          96,877         (42,882)
       Other (net)                                                                          10,497         (24,298)
                                                                                      ------------    ------------
    Net cash provided by operating activities                                              188,280         344,178
                                                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    1,928,571       4,900,696
       Other                                                                               144,736          94,343
    Sale of investments
       Investments available for sale                                                      181,712         306,944
       Other                                                                                 3,368         124,129
    Cost of investments acquired
       Investments available for sale                                                   (2,104,730)     (5,353,235)
       Other                                                                              (478,758)       (264,455)
    Purchase of property and equipment                                                     (10,594)         (4,294)
    Sale of property and equipment                                                              49              15
                                                                                    --------------  --------------
    Net cash used in investing activities                                                 (335,646)       (195,857)
                                                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                  2,002,804         339,500
    Principal payments on line of credit arrangements and debt                          (1,965,804)       (304,500)
    Dividends to PLC                                                                             0             (50)
    Principal payment on surplus note to PLC                                                (2,000)              0
    Investment product deposits and change in universal life deposits                      659,108         459,471
    Investment product withdrawals                                                        (546,742)       (681,939)
                                                                                       -----------     -----------
    Net cash provided by financing activities                                              147,366        (187,518)
                                                                                       -----------     -----------

INCREASE (DECREASE) IN CASH                                                                      0         (39,197)
CASH AT BEGINNING OF PERIOD                                                                      0          39,197
                                                                                    --------------    ------------
CASH AT END OF PERIOD                                                               $            0  $            0
                                                                                    ==============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Interest on debt                                                                  $   2,509       $   1,527
       Income taxes                                                                      $  26,043       $  42,298

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES

Reduction of principal on note from ESOP                                                 $      51









See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1998.

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


                                                           Operating Segment Income for the
                                                            Six Months Ended June 30, 1999
                                           -----------------------------------------------------------------------
                                                                      (In Thousands)
                                                                                             SPECIALTY INSURANCE
                                                        LIFE INSURANCE                              PRODUCTS

                                                                                         Dental and
                                           Individual                                     Consumer     Financial
                                             Life       West Coast   Acquisitions         Benefits    Institutions
                                            ----------------------------------------------------------------------

Premiums and policy fees                    $130,663     $ 37,649     $ 80,032            $ 152,825     $139,864
Reinsurance ceded                            (79,143)     (26,269)     (16,995)             (36,027)     (89,863)
                                            --------     --------     --------            ---------     --------
  Net of reinsurance ceded                    51,520       11,380       63,037              116,798       50,001
Net investment income                         30,247       37,158       66,197                7,735       11,410
Realized investment gains (losses)
Other income                                  (1,329)         484           (9)               1,563        6,319
                                           ---------    ---------  -----------            ---------    ---------
     Total revenues                           80,438       49,022      129,225              126,096       67,730
                                           ---------     --------     --------             --------     --------
Benefits and settlement expenses              37,137       31,466       65,969               85,606       24,938
Amortization of deferred policy
 acquisition costs                            17,569        2,512       12,497                5,034       11,249
Other operating expenses                       8,970        2,676       14,314               28,087       20,951
                                           ---------     --------     --------             --------     --------
     Total benefits and expenses              63,676       36,654       92,780              118,727       57,138
                                            --------      -------     --------             --------     --------
Income before income tax                      16,762       12,368       36,445                7,369       10,592



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                             Stable                        Corporate
                                              Value         Investment       and                      Total
                                             Products        Products       Other      Adjustments  Consolidated
                                       --------------------------------------------------------------------------
Premiums and policy fees                                      $11,331      $     92                    $552,456
Reinsurance ceded                                                                                      (248,297)
                                                           ----------     ---------                    --------
  Net of reinsurance ceded                                     11,331            92                     304,159
                                                                                                       --------
Net investment income                        $102,951          51,922        (1,025)                    306,595
Realized investment gains (losses)                222             892                    $ 2,550          3,664
Other income                                                    1,408         2,779                      11,215
                                         ------------        --------       -------   ----------       --------
     Total revenues                           103,173          65,553         1,846        2,550        625,633
                                             --------         -------       -------      -------       --------
Benefits and settlement expenses               86,835          42,432         2,337                     376,720
Amortization of deferred
 acquisition costs                                382           9,982                                    59,225
Other operating expenses                        1,656           6,899         2,705                      86,258
                                            ---------        --------       -------                    --------
     Total benefits and expenses               88,873          59,313         5,042                     522,203
                                             --------         -------       -------                    --------
Income before income tax                       14,300           6,240        (3,196)                    103,430
Income tax expense                                                                        37,890         37,890
                                                                                                        -------
     Net income                                                                                        $ 65,540
                                                                                                       ========






                                                            Operating Segment Income for the
                                                            Six Months Ended June 30, 1998
                                        ----------------------------------------------------------------------------
                                                                      (In Thousands)
                                                                                             SPECIALTY INSURANCE
                                                        LIFE INSURANCE                              PRODUCTS

                                                                                          Dental and
                                           Individual                                      Consumer      Financial
                                             Life       West Coast   Acquisitions          Benefits     Institutions
                                        ----------------------------------------------------------------------------

Premiums and policy fees                    $108,782      $36,057      $56,009             $130,631       $136,087
Reinsurance ceded                            (41,837)     (23,005)      (7,760)             (46,972)       (77,764)
                                           ---------      -------     --------            ---------      ---------
  Net of reinsurance ceded                    66,945       13,052       48,249               83,659         58,323
Net investment income                         27,005       31,142       52,176                7,355         11,520
Realized investment gains (losses)
Other income                                     103                     1,600                1,440          4,982
                                          ---------- ------------    ---------             --------       --------
     Total revenues                           94,053       44,194      102,025               92,454         74,825
                                           ---------    ---------     --------              -------        -------
Benefits and settlement expenses              54,273       29,238       56,892               59,858         27,385
Amortization of deferred policy
  acquisition costs                           15,194        2,188        9,638                5,486         16,181
Other operating expense                        8,801        2,815       10,754               22,778         22,550
                                            --------    ---------    ---------              -------        -------
     Total benefits and expenses              78,268       34,241       77,284               88,122         66,116
                                             -------     --------    ---------              -------        -------
Income before income tax                      15,785        9,953       24,741                4,332          8,709



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                             Stable                         Corporate
                                              Value         Investment       and                        Total
                                             Products        Products        Other       Adjustments   Consolidated
                                        ----------------------------------------------------------------------------

Premiums and policy fees                                      $ 8,899         $  128                    $476,593
Reinsurance ceded                                                                                       (197,338)
                                                           ----------       --------                    --------
  Net of reinsurance ceded                                      8,899            128                     279,255
Net investment income                        $107,142          52,490          5,340                     294,170
Realized investment gains (losses)                (59)            678                      $   430         1,049
Other income                                                      424            988                       9,537
                                         ------------       ---------        -------    ----------     ---------
     Total revenues                           107,083          62,491          6,456           430       584,011
                                             --------        --------         ------      --------      --------
Benefits and settlement expenses               89,959          41,772            212                     359,589
Amortization of deferred policy
 acquisition costs                                363           9,208                                     58,258
Other operating expenses                          987           6,946          1,964                      77,595
                                           ----------        --------         ------                    --------
     Total benefits and expenses               91,309          57,926          2,176                     495,442
                                             --------        --------         ------                    --------
Income before income tax                       15,774           4,565          4,280                      88,569
Income tax expense                                                                          32,025        32,025
                                                                                                        --------
     Net income                                                                                         $ 56,544
                                                                                                        ========










                                                              Operating Segment Assets
                                                                   June 30, 1999
                                        ----------------------------------------------------------------------------
                                                                      (In Thousands)
                                                                                             SPECIALTY INSURANCE
                                                       LIFE INSURANCE                              PRODUCTS

                                                                                          Dental and
                                         Individual                                        Consumer     Financial
                                           Life          West Coast    Acquisitions        Benefits    Institutions
                                        ----------------------------------------------------------------------------

Investments and other assets             $1,128,159      $1,243,749      $1,554,460         $202,764      $732,736
Deferred policy acquisition costs           337,210         170,328         242,850           25,028        39,100
                                        -----------     -----------     -----------        ---------     ---------
     Total assets                        $1,465,369      $1,414,077      $1,797,310         $227,792      $771,836
                                         ==========      ==========      ==========         ========      ========


                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                             Stable                                    Corporate
                                              Value            Investment                 and            Total
                                             Products           Products                 Other        Consolidated
                                        ----------------------------------------------------------------------------

Investments and other assets                $2,909,075         $2,788,992                $662,701      $11,222,636
Deferred policy acquisition costs                1,382             98,244                       9          914,151
                                          ------------       ------------             -----------    -------------
     Total assets                           $2,910,457         $2,887,236                $662,710      $12,136,787
                                            ==========         ==========                ========      ===========



                                                           Operating Segment Assets
                                                             December 31, 1998
                                        ----------------------------------------------------------------------------
                                                                      (In Thousands)
                                                                                             SPECIALTY INSURANCE
                                                       LIFE INSURANCE                             PRODUCTS

                                                                                        Dental and
                                        Individual                                       Consumer       Financial
                                          Life         West Coast    Acquisitions        Benefits      Institutions
                                        ----------------------------------------------------------------------------

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
                                        ==========     ==========      ==========         ========        ========


                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                            Stable                                    Corporate
                                             Value             Investment                and             Total
                                            Products            Products                Other         Consolidated
                                        ----------------------------------------------------------------------------

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
                                           ==========          ==========               ========       ===========


NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 1999, and for the six months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $561.3 million and $44.4 million, respectively.


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

         Protective Life's balance sheets at June 30, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                            JUNE 30, 1999              DECEMBER 31, 1998
                                                            -------------              -----------------
                                                                          (IN THOUSANDS)

Total investments                                           $  8,732,084                   $  8,412,167
Deferred policy acquisition costs                                909,572                        857,949
All other assets                                               2,636,865                      2,268,076
                                                            ------------                   ------------
                                                             $12,278,521                    $11,538,192
                                                             ===========                    ===========

Deferred income taxes                                      $      23,672                  $      22,089
All other liabilities                                         11,174,945                     10,501,789
                                                             -----------                    -----------
                                                              11,198,617                     10,523,878
Share-owner's equity                                           1,079,904                      1,014,314
                                                            ------------                   ------------
                                                             $12,278,521                    $11,538,192
                                                             ===========                    ===========


NOTE F - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not currently use derivative financial instruments for trading purposes. Combinations of options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in 1999 or 1998. At June 30, 1999, open option and open futures contracts with a notional amount of $375.0 million were in a $0.6 million net unrealized loss position. Additionally, Protective Life uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest. At June 30, 1999, related open interest rate swap contracts with a notional amount of $679.0 million were in a $3.0 million net unrealized gain position.


NOTE G - COMPREHENSIVE INCOME (LOSS)

         The following table sets forth Protective Life's  comprehensive  income
(loss) for the six months ended June 30, 1999 and 1998:

                                                                                             Six Months Ended
                                                                                               June 30
                                                                                            (In Thousands)
                                                                                    1999                   1998
                                                                                    ----                   ----

          Net income                                                              $ 65,540                 $56,544
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              1999 - $(77,971); 1998 - $961)                                      (144,803)                  1,786
          Reclassification adjustment for amounts included
              in net income (net of income tax:
              1999 - $(1,282); 1998 - $(367))                                       (2,382)                   (682)
                                                                                 ---------               ---------
          Comprehensive income (loss)                                             $(81,645)                $57,648
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

         Protective Life operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Individual Life, West Coast, and Acquisitions Divisions. The specialty insurance products category includes the Dental and Consumer Benefits ("Dental") and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions. Protective Life also has an additional business segment which is described herein as Corporate and Other.

         The Stable Value Products Division (formerly known as the Guaranteed Investment Products ("GIC") Division) was renamed during the second quarter of 1999 to reflect its broader product offerings and customer base.

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

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                SIX MONTHS                   PERCENTAGE
                                                                  ENDED                       INCREASE/
                                                                 JUNE 30                     (DECREASE)
                                                       -----------------------------      ----------------
                                                               (IN THOUSANDS)
                                                            1999             1998
                                                            ----             ----

         Premiums and policy fees                          $304,159         $279,255             8.9   %
         Net investment income                              306,595          294,170             4.2
         Realized investment gains                            3,664            1,049           249.3
         Other income                                        11,215            9,537            17.6
                                                          ---------       ----------
                                                           $625,633         $584,011
                                                          =========       ==========



         Premiums and policy fees increased $24.9 million or 8.9% in the first six months of 1999 over the first six months of 1998. Premiums and policy fees in the Individual Life and West Coast Divisions decreased $15.4 million and $1.7 million, respectively in the first six months of 1999 as compared to the same period in 1998 primarily due to an increase in the use of reinsurance by these Divisions. In the Acquisitions Division, decreases in older acquired blocks resulted in a $3.0 million decrease in premiums and policy fees. The coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998 resulted in a $17.8 million increase in premiums and policy fees. In the Dental Division premiums and policy fees related to dental indemnity insurance increased $17.9 million in the first six months of 1999 as compared to the same period in 1998. Premiums and policy fees related to the Dental Division's other businesses increased $15.2 million in the first six months of 1999 as compared to the same period in 1998. Premiums and policy fees from the Financial Institutions Division decreased $8.3 million in the first six months of 1999 as compared to the first six months of 1998 of which $5.5 million related to the normal decrease in premiums on closed blocks of policies acquired in prior years. Premiums and policy fees related to the Financial Institutions Division's other businesses decreased $2.8 million in the first six months of 1999 as compared to the same period in 1998 due to an increase in the use of reinsurance. The increase in premiums and policy fees from the Investment Products Division was $2.4 million.

         Net investment income in the first six months of 1999 increased by $12.4 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. Invested assets have increased primarily due to acquisitions and receiving stable value contract (guaranteed investment contract and funding agreements) and annuity deposits.

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

         Realized investment gains for the first six months of 1999 were $3.7 million as compared to $1.0 million in the corresponding period of 1998.

         Other income consists primarily of fees from administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. Other income from all sources increased $1.7 million in the first six months of 1999 as compared with the first six months of 1998.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                             SIX MONTHS ENDED JUNE 30
                                                  (IN THOUSANDS)

                                                                                  1999               1998
                                                                                  ----               ----
Operating Income (Loss) (1)
Life Insurance
      Individual Life                                                           $ 16,762            $15,785
      West Coast                                                                  12,368              9,953
      Acquisitions                                                                36,445             24,741
Specialty Insurance Products
      Dental and Consumer Benefits                                                 7,369              4,332
      Financial Institutions                                                      10,592              8,709
Retirement Savings and Investment Products
      Stable Value Products                                                       14,078             15,833
      Investment Products                                                          6,240              4,254
Corporate and Other                                                               (3,196)             4,280
                                                                               ---------           --------
              Total operating income                                             100,658             87,887
                                                                                --------            -------

Realized Investment Gains (Losses)
      Stable Value Products                                                          222                (59)
      Investment Products                                                            892                678
      Unallocated Realized Investment Gains (Losses)                               2,550                430
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (892)              (367)
                                                                               ---------          ---------
              Total net                                                            2,772                682
                                                                                --------          ---------

Income (Loss) Before Income Tax
Life Insurance
      Individual Life                                                             16,762             15,785
      West Coast                                                                  12,368              9,953
      Acquisitions                                                                36,445             24,741
Specialty Insurance Products
      Dental and Consumer Benefits                                                 7,369              4,332
      Financial Institutions                                                      10,592              8,709
Retirement Savings and Investment Products
      Stable Value Products                                                       14,300             15,774
      Investment Products                                                          6,240              4,565
Corporate and Other                                                               (3,196)             4,280
Unallocated Realized Investment Gains (Losses)                                     2,550                430
                                                                              ----------          ---------
              Total income before income tax                                    $103,430            $88,569
                                                                                ========            =======


(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         The Individual Life Division's pretax operating income was $16.8 million in the first six months of 1999 compared to $15.8 million in the same period of 1998. The Division's 1999 results include a $2.0 million loss relating to a venture to sell term and term-like products through direct response. The Division has reinsured most of its mortality risk such that mortality fluctuations have been significantly reduced.

         West Coast had pretax operating income of $12.4 million for the first six months of 1999 compared to $10.0 million for the same period last year. This increase reflects the Division's growth through sales.

         Pretax operating income from the Acquisitions Division was $36.4 million in the first six months of 1999 as compared to $24.7 million in the same period of 1998. The Division's mortality experience was approximately $3.1 million better than expected in the first six months of 1999 as compared to being approximately $2.1 million worse than expected in the first six months of 1998. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Company coinsured a block of policies from Lincoln National. Earnings relating to this acquisition were $4.2 million in the first six months of 1999.

         The Dental Division's pretax operating income was $7.4 million in the first six months of 1999 compared to $4.3 million in the same period last year. The increase was primarily due to more favorable claims experience in the first six months of 1999 as compared to the same period in 1998.

         Pretax operating income of the Financial Institutions Division was $10.6 million in the first six months of 1999 as compared to $8.7 million last year. Several of the Division's lines of business improved in the first six months of 1999 as compared to the same period of 1998.

         The Stable Value Products Division had pretax operating income of $14.1 million in the first six months of 1999 and $15.8 million in the corresponding period of 1998. This decrease was primarily due to lower interest rate spreads which resulted from the Division shortening the duration of its invested assets in order to better match assets to liabilities. Realized investment gains associated with this Division in the first six months of 1999 were $0.2 million as compared to losses of less than $0.1 million in the same period last year. As a result, total pretax earnings were $14.3 million in the first six months of 1999 compared to $15.8 million for the same period last year.

         Investment Products Division pretax operating income was $6.2 million in the first six months of 1999 compared to $4.3 million in the same period of 1998. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first six months of 1999 as compared to gains of $0.3 million in the same period of 1998. Total pretax earnings were $6.2 million in the first six months of 1999 as compared to $4.6 million in the same period of 1998.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including interest on substantially all debt), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $3.2 million in the first six months of 1999 compared to income of $4.3 million in the first six months of 1998. The decrease in earnings relates primarily to the allocation of capital to the block of policies coinsured from Lincoln National and to a decrease in unallocated capital resulting from a $60 million dividend paid to PLC in the third quarter of 1998.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

                       SIX MONTHS
                         ENDED                           ESTIMATED EFFECTIVE
                        JUNE 30                            INCOME TAX RATES
                    --------------                     -----------------------

                         1998                                   36.2  %
                         1999                                   36.6

         The effective income tax rate for the full year of 1998 was 35.0%. Management's estimate of the effective income tax rate for 1999 is approximately 36.0%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                                          NET INCOME
                      SIX MONTHS                          -----------------------------------------------
                         ENDED                                   TOTAL                   PERCENTAGE
                        JUNE 30                              (IN THOUSANDS)                INCREASE
                    --------------                         -----------------            --------------

                         1998                                   $56,544                      23.5  %
                         1999                                    65,540                      15.9


         Compared to the same period in 1998, net income in the first six months of 1999 increased $9.0 million, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs), which were partially offset by lower operating earnings in the Stable Value Products Division and the Corporate and Other segment.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require Protective Life to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owner's equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect Protective Life's operations, adoption will introduce volatility into Protective Life's reported net income and share-owner's equity as interest rates change. SFAS No. 133 is effective January 1, 2001.

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

         Protective Life shares computer hardware and software with its parent, PLC, and other affiliates of PLC. PLC began work on the Year 2000 problem in 1995. At that time, PLC identified and assessed its critical mainframe systems, and prioritized the remediation efforts that were to follow. During 1998 all other hardware and software, including non-information technology (non-IT) related hardware and software, were included in the process. PLC's Year 2000 plan includes all subsidiaries.

         PLC estimates that Year 2000 remediation is complete for most of its insurance administration systems and general administration systems. Of the general administration systems that are not yet remediated, the majority are new systems that were implemented during 1998 and are scheduled for year 2000 testing in August 1999 with the compliant, tested version to be placed in production by September 1999. All remediated systems are currently in production.

         Mainframe application remediation was completed December 31, 1998. Personal computer network hardware, software, and operating systems have been reviewed, with upgrades implemented where necessary. Remaining Year 2000 personal computer preparations are expected to be completed by September 30, 1999. In March 1999 a personal computer test lab was established to facilitate client server system testing. That testing is now materially complete and the lab facility is being used for desktop application testing. With respect to non-IT equipment and processes, the assessment and remediation is progressing on schedule and all known issues are expected to be remediated before December 31, 1999.

         Future date tests are complete for the majority of PLC's mission critical systems and are expected to be completed by August 31, 1999. Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. PLC is using its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Current expectations are that integrated testing will be completed on or before September 30, 1999.

         Significant business partners and suppliers that provide products or services critical to PLC operations are being reviewed for year 2000 readiness. To date, no partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000.

         PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The costs of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through June 30, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.7 million, with an additional $0.5 million estimated to be required to support continued Year 2000 preparations. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurance that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC's or Protective Life's operations, or that the Year 2000 issue will not otherwise adversely affect PLC or Protective Life.

         A formal contingency plan is being prepared for senior management approval in September 1999. The plan will also be reviewed with the Finance and Investments Committee of PLC's Board of Directors at their October meeting. Those systems and functions identified as mission critical are included in the contingency plan.

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


                                             PROTECTIVE LIFE INSURANCE COMPANY




Date:   August 13, 1999                      /s/ Jerry W. DeFoor
                                            ----------------------------
                                            Jerry W. DeFoor
                                            Vice President and Controller,
                                            and Chief Accounting Officer
                                            (Duly authorized officer)