Form 10-Q
period 1999-09-30
PROTECTIVE LIFE INSURANCE CO
filed 1999-11-12
CIK 310826

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

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 5, 1999: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format pursuant to General Instruction H(2).

                        PROTECTIVE LIFE INSURANCE COMPANY



                                      INDEX




Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants......................................
        Consolidated Condensed Statements of Income for the Three and Nine
          Months ended September 30, 1999 and 1998 (unaudited).................
        Consolidated Condensed Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998....................................
        Consolidated Condensed Statements of Cash Flows for the
          Nine Months ended September 30, 1999 and 1998 (unaudited)............
        Notes to Consolidated Condensed Financial Statements (unaudited).......

   Item 2.   Management's Narrative Analysis of the Results of Operations......

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K....................................

Signature......................................................................

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama


We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 1999, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, share- owner's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                /s/ PricewaterhouseCoopers LLP
                                                PricewaterhouseCoopers LLP

Birmingham, Alabama
October 26, 1999

                        PROTECTIVE LIFE INSURANCE COMPANY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               SEPTEMBER 30                      SEPTEMBER 30
                                                                        ---------------------------        -----------------------
                                                                            1999           1998              1999           1998
                                                                            ----           ----              ----           ----

REVENUES
     Premiums and policy fees                                             $288,535       $269,509          $840,991     $758,096
     Reinsurance ceded                                                    (134,573)      (127,850)         (382,870)    (337,182)
                                                                          --------       --------          --------     --------
        Premiums and policy fees, net of reinsurance ceded                 153,962        141,659           458,121      420,914
     Net investment income                                                 156,387        156,059           462,982      450,229
     Realized investment gains                                              (3,210)           411               454        1,460
     Other income                                                            8,631          4,570            19,846       14,107
                                                                         ---------      ---------          --------     --------
                                                                           315,770        302,699           941,403      886,710
                                                                          --------       --------          --------     --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 1999 - $85,055; 1998 - $109,513
        nine months: 1999 - $242,578; 1998 - $236,241)                     196,876        181,298           573,596      540,887
     Amortization of deferred policy acquisition costs                      23,090         30,795            82,315       89,053
     Other operating expenses (net of reinsurance ceded:
        three months: 1999 - $33,457; 1998 - $47,133
        nine months: 1999 - $102,828; 1998 - $112,985)                      53,068         44,058           139,326      121,653
                                                                         ---------      ---------          --------     --------
                                                                           273,034        256,151           795,237      751,593
                                                                          --------       --------          --------     --------

INCOME BEFORE INCOME TAX                                                    42,736         46,548           146,166      135,117

Income tax expense                                                          15,713         16,186            53,603       48,211
                                                                         ---------       --------          --------     --------

NET INCOME                                                                $ 27,023       $ 30,362          $ 92,563     $ 86,906
                                                                          ========       ========          ========     ========

See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   SEPTEMBER 30        DECEMBER 31
                                                                                       1999               1998
                                                                                 ---------------      -------------
                                                                                   (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                               $6,233,825         $  6,400,262
    Equity securities                                                                  19,867               12,258
    Mortgage loans on real estate                                                   1,895,574            1,623,603
    Investment in real estate, net of accumulated depreciation                         16,201               14,868
    Policy loans                                                                      231,824              232,670
    Other long-term investments                                                        71,466               70,078
    Short-term investments                                                             88,304              159,655
                                                                                  -----------         ------------
     Total investments                                                              8,557,061            8,513,394
  Cash                                                                                 24,763
  Accrued investment income                                                           103,808              100,395
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts                                                              60,034               31,265
  Reinsurance receivables                                                             802,808              756,370
  Deferred policy acquisition costs                                                   960,092              841,425
  Property and equipment, net                                                          48,808               42,374
  Other assets                                                                         38,759               34,632
  Assets related to separate accounts
    Variable Annuity                                                                1,494,577            1,285,952
    Variable Universal Life                                                            29,086               13,606
    Other                                                                               3,465                3,482
                                                                               --------------       --------------
                                                                                  $12,123,261          $11,622,895
                                                                                  ===========          ===========

LIABILITIES
  Policy liabilities and accruals                                                  $4,920,766          $ 4,529,297
  Guaranteed investment contract deposits                                           2,669,845            2,691,697
  Annuity deposits                                                                  1,559,579            1,519,820
  Other policyholders' funds                                                          119,399              219,356
  Other liabilities                                                                   305,803              226,310
  Accrued income taxes                                                                 (4,360)             (10,992)
  Deferred income taxes                                                               (15,835)              51,735
  Notes payable                                                                         2,346                2,363
  Indebtedness to related parties                                                      16,000               20,898
  Liabilities related to separate accounts
    Variable Annuity                                                                1,494,577            1,285,952
    Variable Universal Life                                                            29,086               13,606
    Other                                                                               3,465                3,482
                                                                               --------------       --------------
                                                                                   11,100,671           10,553,524
                                                                                  -----------          -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                            2                    2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                            5,000                5,000
  Additional paid-in capital                                                          327,992              327,992
  Note receivable from PLC Employee Stock Ownership Plan                               (5,148)              (5,199)
  Retained earnings                                                                   779,081              686,519
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments
     (net of income tax (benefit): 1999 - $(45,412); 1998 - $29,646)                  (84,337)              55,057
                                                                                -------------        -------------
                                                                                    1,022,590            1,069,371
                                                                                 ------------         ------------
                                                                                  $12,123,261          $11,622,895
                                                                                  ===========          ===========


See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                             -------------------
                                                                                             1999           1998
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                        $     92,563     $    86,906
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment gains                                                              (454)         (1,460)
       Amortization of deferred policy acquisition costs                                    82,315          89,053
       Capitalization of deferred policy acquisition costs                                (176,029)       (156,279)
       Depreciation expense                                                                  5,713           5,635
       Deferred income tax                                                                  10,944          (3,029)
       Accrued income tax                                                                    6,632         (18,764)
       Interest credited to universal life and investment products                         234,402         259,672
       Policy fees assessed on universal life and investment products                     (118,452)       (104,173)
       Change in accrued investment income and other receivables                          (140,686)        (76,407)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                    183,097         514,633
       Change in other liabilities                                                          79,494         (25,545)
       Other (net)                                                                          (6,785)        (24,205)
                                                                                      ------------    ------------
    Net cash provided by operating activities                                              252,754         546,037
                                                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    3,506,275       6,536,807
       Other                                                                               208,300         149,765
    Sale of investments
       Investments available for sale                                                      291,153         524,624
       Other                                                                               267,676         270,257
    Cost of investments acquired
       Investments available for sale                                                   (3,801,199)     (7,625,131)
       Other                                                                              (742,912)       (433,390)
    Acquisition and bulk reinsurance assumptions                                            46,508
    Purchase of property and equipment                                                     (14,111)         (8,751)
    Sale of property and equipment                                                           1,964              15
                                                                                      ------------  --------------
    Net cash used in investing activities                                                 (236,346)       (585,804)
                                                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                  4,279,677       1,615,996
    Principal payments on line of credit arrangements and debt                          (4,279,694)     (1,255,566)
    Dividends to PLC                                                                             0             (50)
    Principal payment on surplus note to PLC                                                (2,000)              0
    Investment product deposits and change in universal life deposits                      866,850         739,488
    Investment product withdrawals                                                        (856,478)     (1,099,298)
                                                                                       -----------      ----------
    Net cash provided by financing activities                                                8,355             570
                                                                                     -------------   -------------

INCREASE (DECREASE) IN CASH                                                                 24,763         (39,197)
CASH AT BEGINNING OF PERIOD                                                                      0          39,197
                                                                                   ---------------    ------------
CASH AT END OF PERIOD                                                                 $     24,763  $            0
                                                                                      ============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period:
       Interest on debt                                                                 $    4,834       $   6,273
       Income taxes                                                                     $   34,828       $  57,229

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES

Reduction of principal on note from ESOP                                                $       51


See notes to consolidated condensed financial statements

                        PROTECTIVE LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries ("Protective Life") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1998.

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

     A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective Life does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. In some states, including Alabama (where Protective Life maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. Protective Life, like other insurers, in the ordinary course of business, is involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.
                                        6

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


                                                                  OPERATING SEGMENT INCOME FOR THE
                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           -------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                        LIFE INSURANCE                            PRODUCTS

                                                                                          DENTAL AND
                                           INDIVIDUAL                                      CONSUMER     FINANCIAL
                                             LIFE       WEST COAST   ACQUISITIONS          BENEFITS    INSTITUTIONS
                                            --------    ----------   ------------         ---------   ------------
Premiums and policy fees                    $200,913      $62,520     $113,527             $233,460     $212,747
Reinsurance ceded                           (126,454)     (42,802)     (24,420)             (56,961)    (132,233)
                                            --------      -------    ---------             --------     --------
  Net of reinsurance ceded                    74,459       19,718       89,107              176,499       80,514
Net investment income                         45,376       56,779       99,587               11,517       17,382
Realized investment gains (losses)
Other income                                  (1,614)       1,302           (9)               3,914       11,378
                                           ---------     --------  -----------            ---------    ---------
     Total revenues                          118,221       77,799      188,685              191,930      109,274
                                            --------      -------     --------             --------     --------
Benefits and settlement expenses              55,265       50,471       98,237              131,264       40,586
Amortization of deferred policy
 acquisition costs                            20,317        5,055       15,309                7,629       18,654
Other operating expenses                      18,457        2,839       22,675               40,905       33,615
                                            --------     --------     --------            ---------     --------
     Total benefits and expenses              94,039       58,365      136,221              179,798       92,855
                                            --------      -------     --------             --------     --------
Income before income tax                      24,182       19,434       52,464               12,132       16,419



                                              RETIREMENT SAVINGS AND
                                                INVESTMENT PRODUCTS

                                              STABLE                      CORPORATE
                                              VALUE         INVESTMENT       AND                       TOTAL
                                             PRODUCTS        PRODUCTS       OTHER      ADJUSTMENTS  CONSOLIDATED
                                             --------       ----------    ---------    -----------  ------------

Premiums and policy fees                                      $17,610        $  214                    $840,991
Reinsurance ceded                                                                                      (382,870)
                                                           ----------     ---------                    --------
  Net of reinsurance ceded                                     17,610           214                     458,121
                                                                                                       --------
Net investment income                        $155,634          78,712        (2,005)                    462,982
Realized investment gains (losses)                (82)            892                    $  (356)           454
Other income                                                    1,587         3,288                      19,846
                                         ------------        --------        ------    ---------       --------
     Total revenues                           155,552          98,801         1,497         (356)       941,403
                                             --------         -------        ------      -------       --------
Benefits and settlement expenses              131,016          64,477         2,280                     573,596
Amortization of deferred
 acquisition costs                                575          14,777            (1)                     82,315
Other operating expenses                        2,963          11,018         6,854                     139,326
                                            ---------         -------        ------                    --------
     Total benefits and expenses              134,554          90,272         9,133                     795,237
                                             --------         -------        ------                    --------
Income before income tax                       20,998           8,529        (7,636)                    146,166
Income tax expense                                                                        53,603         53,603
                                                                                                      ---------
     Net income                                                                                       $  92,563
                                                                                                      =========



                                                               OPERATING SEGMENT INCOME FOR THE
                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                          -------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                        LIFE INSURANCE                              PRODUCTS

                                                                                         DENTAL AND
                                           INDIVIDUAL                                     CONSUMER      FINANCIAL
                                             LIFE       WEST COAST   ACQUISITIONS         BENEFITS     INSTITUTIONS
                                           ----------   ----------   ------------        ----------    ------------
Premiums and policy fees                    $209,189      $56,944     $ 92,289             $182,507       $203,184
Reinsurance ceded                           (111,364)     (37,694)     (21,505)             (50,163)      (116,453)
                                            --------      -------     --------             --------       --------
  Net of reinsurance ceded                    97,825       19,250       70,784              132,344         86,731
Net investment income                         40,307       46,837       79,860               11,794         16,970
Realized investment gains (losses)
Other income                                     102                     1,600                2,464          7,323
                                          ----------   ----------    ---------            ---------      ---------
     Total revenues                          138,234       66,087      152,244              146,602        111,024
                                            --------      -------     --------             --------       --------
Benefits and settlement expenses              80,768       42,944       84,171               95,946         39,806
Amortization of deferred policy
  acquisition costs                           24,376        3,866       13,594                7,731         25,182
Other operating expense                       11,614        3,604       16,281               36,388         32,450
                                            --------     --------     --------             --------       --------
     Total benefits and expenses             116,758       50,414      114,046              140,065         97,438
                                            --------      -------     --------             --------       --------
Income before income tax                      21,476       15,673       38,198                6,537         13,586



                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                             STABLE                         CORPORATE
                                              VALUE         INVESTMENT        AND                         TOTAL
                                             PRODUCTS        PRODUCTS        OTHER       ADJUSTMENTS   CONSOLIDATED
                                             --------       ----------      --------     -----------   ------------

Premiums and policy fees                                      $13,827       $    153                    $758,093
Reinsurance ceded                                                                                       (337,179)
                                                             --------        -------                    --------
  Net of reinsurance ceded                                     13,827            153                     420,914
Net investment income                        $160,735          79,471         14,255                     450,229
Realized investment gains (losses)               (895)            678                      $ 1,677         1,460
Other income                                                    1,093          1,525                      14,107
                                             --------        --------        -------    ----------     ---------
     Total revenues                           159,840          95,069         15,933         1,677       886,710
                                             --------         -------        -------       -------      --------
Benefits and settlement expenses              134,531          62,283            438                     540,887
Amortization of deferred policy
 acquisition costs                                554          13,752             (2)                     89,053
Other operating expenses                        1,864          11,598          7,854                     121,653
                                            ---------         -------        -------                    --------
     Total benefits and expenses              136,949          87,633          8,290                     751,593
                                             --------         -------        -------                    --------
Income before income tax                       22,891           7,436          7,643                     135,117
Income tax expense                                                                          48,211        48,211
                                                                                                       ---------
     Net income                                                                                         $ 86,906
                                                                                                        ========





                                                                     OPERATING SEGMENT ASSETS
                                                                        SEPTEMBER 30, 1999
                                        ---------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                       LIFE INSURANCE                             PRODUCTS

                                                                                          DENTAL AND
                                         INDIVIDUAL                                        CONSUMER     FINANCIAL
                                           LIFE          WEST COAST    ACQUISITIONS        BENEFITS    INSTITUTIONS
                                         ----------      ----------    ------------        --------    ------------
Investments and other assets             $1,171,669      $1,292,180      $1,618,478         $207,009      $709,895
Deferred policy acquisition costs           352,654         183,164         240,037           25,396        51,034
                                        -----------     -----------     -----------        ---------     ---------
     Total assets                        $1,524,323      $1,475,344      $1,858,515         $232,405      $760,929
                                         ==========      ==========      ==========         ========      ========


                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                              STABLE                                   CORPORATE
                                              VALUE            INVESTMENT                 AND            TOTAL
                                             PRODUCTS           PRODUCTS                 OTHER        CONSOLIDATED
                                             --------          ----------              ---------      ------------
Investments and other assets                $2,781,357         $2,835,797                $546,784      $11,163,169
Deferred policy acquisition costs                1,240            106,557                      10          960,092
                                         -------------        -----------             -----------    -------------
     Total assets                           $2,782,597         $2,942,354                $546,794      $12,123,261
                                            ==========         ==========                ========      ===========



                                                                      OPERATING SEGMENT ASSETS
                                                                         DECEMBER 31, 1998
                                        ---------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                       LIFE INSURANCE                            PRODUCTS

                                                                                        DENTAL AND
                                        INDIVIDUAL                                       CONSUMER       FINANCIAL
                                          LIFE         WEST COAST    ACQUISITIONS        BENEFITS      INSTITUTIONS
                                        ----------     ----------    ------------       ----------     ------------
Investments and other assets            $1,076,202     $1,149,642      $1,600,123         $197,337        $645,909
Deferred policy acquisition costs          301,941        144,455         255,347           23,836          39,212
                                       -----------    -----------     -----------        ---------       ---------
     Total assets                       $1,378,143     $1,294,097      $1,855,470         $221,173        $685,121
                                        ==========     ==========      ==========         ========        ========


                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                             STABLE                                    CORPORATE
                                             VALUE             INVESTMENT                 AND            TOTAL
                                            PRODUCTS            PRODUCTS                 OTHER        CONSOLIDATED
                                            --------           ----------               --------      ------------

Investments and other assets               $2,869,304          $2,542,536               $700,417       $10,781,470
Deferred policy acquisition costs               1,448              75,177                      9           841,425
                                         ------------        ------------           ------------     -------------
     Total assets                          $2,870,752          $2,617,713               $700,426       $11,622,895
                                           ==========          ==========               ========       ===========


NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 1999, and for the nine months then ended,
Protective Life and its life insurance subsidiaries had consolidated share-owner's equity and net income prepared in conformity with statutory reporting practices of $534.9 million and $49.1 million, respectively.


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

         Protective Life's balance sheets at September 30, 1999 and December 31, 1998, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:


                                                         SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                                         ------------------               -----------------
                                                                           (IN THOUSANDS)

Total investments                                        $  8,695,275                      $  8,412,167
Deferred policy acquisition costs                             951,627                           857,949
All other assets                                            2,606,108                         2,268,076
                                                         ------------                      ------------
                                                          $12,253,010                       $11,538,192
                                                          ===========                       ===========

Deferred income taxes                                   $      29,577                     $      22,089
All other liabilities                                      11,116,506                        10,501,789
                                                          -----------                       -----------
                                                           11,146,083                        10,523,878
Share-owner's equity                                        1,106,927                         1,014,314
                                                         ------------                      ------------
                                                          $12,253,010                       $11,538,192
                                                          ===========                       ===========


NOTE F - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life does not currently use derivative financial instruments for trading purposes. Combinations of swaps, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commit ments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset. No realized investment gains or losses were deferred in 1999 or 1998. At September 30, 1999, open option and open futures contracts with a notional amount of $400.0 million were in a $1.1 million net unrealized loss position. Additionally,

Protective Life uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest. At September 30, 1999, related open interest rate swap contracts with a notional amount of $868.0 million were in a $1.7 million net unrealized gain position.


NOTE G - COMPREHENSIVE INCOME (LOSS)

         The following table sets forth Protective Life's  comprehensive  income
(loss) for the three and nine months ended September 30, 1999 and 1998:


                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30                   SEPTEMBER 30
                                                            ------------------------------------------------------------
                                                                                 (IN THOUSANDS)

                                                                 1999         1998          1999             1998
                                                                 ----         ----          ----             ----

          Net income                                             $27,023       $30,362     $ 92,563       $ 86,906
          Increase (decrease) in net unrealized gains
              on investments (net of income tax:
              three months: 1999 - $3,072; 1998 - $23,220
              nine months: 1999 - $(74,899); 1998 - $24,181)       5,704        43,123     (139,099)        44,909
          Reclassification adjustment for amounts included
              in net income (net of income tax: three months:
              1999 - $1,123; 1998 - $(144) nine months:
              1999 - $(159); 1998 - $(511))                      2,087          (267)       (295)           (949)
                                                                --------       --------    --------       ---------
          Comprehensive income (loss)                            $34,814       $73,218    $(46,831)        $130,866
                                                                ========      ========     ========       =========


NOTE H - ACQUISITIONS

          In September 1999, Protective Life acquired a block of credit life and disability policies which it had ceded to NationsCredit Insurance Corporation. The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.


NOTE I - RECLASSIFICATIONS

          Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share- owner's equity.


NOTE J - SUBSEQUENT EVENTS

          On October 20, 1999, PLC announced that Protective Life has agreed to acquire the Lyndon Insurance Group ("Lyndon") from the Frontier Insurance Group, Inc. Headquartered in St. Louis, Lyndon manufactures and markets a variety of specialty insurance products, including credit life and disability insurance, and vehicle and marine service agreements. Lyndon distributes products on a national basis through financial institutions and automobile dealers. The transaction is subject to regulatory approval and certain customary closing conditions.

                 ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE
                              RESULTS OF OPERATIONS


         Protective Life Insurance Company ("Protective Life") is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires "Protective Life" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

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

         This report includes "forward-looking statements" which express the expectations of future events and/or results. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:


                                                                NINE MONTHS                   PERCENTAGE
                                                                   ENDED                       INCREASE/
                                                                 SEPTEMBER 30                 (DECREASE)
                                                         --------------------------------------------------
                                                               (IN THOUSANDS)
                                                            1999             1998
                                                            ----             ----
         Premiums and policy fees                         $458,121         $420,914              8.8   %
         Net investment income                             462,982          450,229              2.8
         Realized investment gains                             454            1,460            (68.9)
         Other income                                       19,846           14,107             40.7
                                                          --------        ---------
                                                          $941,403         $886,710

         Premiums and policy fees increased $37.2 million or 8.8% in the first nine months of 1999 over the first nine months of 1998. Premiums and policy fees in the Individual Life Division decreased $23.4 million in the first nine months of 1999 as compared to the same period in 1998 primarily due to an increase in the use of reinsurance by this Division. Premiums and policy fees in the West Coast Division increased $0.5 million in the first nine months of 1999 as compared to the same period in 1998. In the Acquisitions Division, decreases in older acquired blocks resulted in a $5.0 million decrease in premiums and policy fees. The coinsurance of a block of policies from Lincoln National Corporation ("Lincoln National") in October 1998 resulted in a $23.3 million increase in premiums and policy fees. In the Dental Division premiums and policy fees related to dental indemnity insurance increased $27.2 million in the first nine months of 1999 as compared to the same period in 1998. Premiums and policy fees related to the Dental Division's other businesses increased $17.0 million in the first nine months of 1999 as compared to the same period in 1998. Premiums and policy fees from the Financial Institutions Division decreased $6.2 million in the first nine months of 1999 as compared to the first nine months of 1998. Decreases of $8.9 million related to the normal decrease in premiums on closed blocks of policies acquired in prior years. Premiums and policy fees related to the Financial Institutions Division's other businesses increased $2.7 million in the first nine months of 1999 as compared to the same period in 1998. The increase in premiums and policy fees from the Investment Products Division was $3.8 million.

         Net investment income in the first nine months of 1999 increased by $12.8 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets.

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

         Realized investment gains for the first nine months of 1999 were $0.5 million as compared to $1.5 million in the corresponding period of 1998.

         Other income consists primarily of fees from the sale of automobile service contracts, administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. Other income from all sources increased $5.7 million in the first nine months of 1999 as compared with the first nine months of 1998. Revenues from Protective Life's automobile service contract business increased $4.1 million in the first nine months of 1999 as compared to the same period of 1998.

Income Before Income Tax

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:


           OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                         NINE MONTHS ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                                                  1999               1998
                                                                                  ----               ----
Operating Income (Loss)1
Life Insurance
      Individual Life                                                           $ 24,182           $ 21,476
      West Coast                                                                  19,434             15,673
      Acquisitions                                                                52,464             38,198
Specialty Insurance Products
      Dental and Consumer Benefits                                                12,132              6,537
      Financial Institutions                                                      16,419             13,586
Retirement Savings and Investment Products
      Stable Value Products                                                       21,080             23,786
      Investment Products                                                          8,529              7,125
Corporate and Other                                                               (7,636)             7,643
                                                                               ---------          ---------
              Total operating income                                             146,604            134,024
                                                                                --------           --------

Realized Investment Gains (Losses)
      Stable Value Products                                                          (82)              (895)
      Investment Products                                                            892                678
      Unallocated Realized Investment Gains (Losses)                                (356)             1,677
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (892)              (367)
                                                                               ---------         ----------
              Total net                                                             (438)             1,093
                                                                               ---------          ---------

Income (Loss) Before Income Tax
Life Insurance
      Individual Life                                                             24,182             21,476
      West Coast                                                                  19,434             15,673
      Acquisitions                                                                52,464             38,198
Specialty Insurance Products
      Dental and Consumer Benefits                                                12,132              6,537
      Financial Institutions                                                      16,419             13,586
Retirement Savings and Investment Products
      Stable Value Products                                                       20,998             22,891
      Investment Products                                                          8,529              7,436
Corporate and Other                                                               (7,636)             7,643
Unallocated Realized Investment Gains (Losses)                                      (356)             1,677
                                                                              ----------         ----------
              Total income before income tax                                    $146,166           $135,117
                                                                                ========           ========


1 Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         The Individual Life Division's pretax operating income was $24.2 million in the first nine months of 1999 compared to $21.5 million in the same period of 1998. The Division's 1999 results include a $4.1 million loss relating to a venture to sell term and term-like products through direct response. The Division has reinsured most of its mortality risk such that mortality fluctuations have been significantly reduced.

         West Coast had pretax operating income of $19.4 million for the first nine months of 1999 compared to $15.7 million for the same period last year. This increase reflects the Division's growth through sales.

         Pretax operating income from the Acquisitions Division was $52.5 million in the first nine months of 1999 as compared to $38.2 million in the same period of 1998. The Division's mortality experience was approximately $6.2 million better than expected in the first nine months of 1999 as compared to being approximately $2.1 million worse than expected in the first nine months of 1998. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In October 1998, the Company coinsured a block of policies from Lincoln National. Earnings relating to this acquisition were $7.0 million in the first nine months of 1999.

         The Dental Division's pretax operating income was $12.1 million in the first nine months of 1999 compared to $6.5 million in the same period last year. The increase was primarily due to more favorable claims experience in the first nine months of 1999 as compared to the same period in 1998.

         Pretax operating income of the Financial Institutions Division was $16.4 million in the first nine months of 1999 as compared to $13.6 million last year. In September 1999, Protective Life reacquired a block of credit life and disability policies which it had ceded to NationsCredit Insurance Corporation. This transaction resulted in $1.0 million of earnings in the third quarter of 1999. In addition, the Division's other lines of business improved in the first nine months of 1999 as compared to the same period of 1998.

         The Stable Value Products Division had pretax operating income of $21.1 million in the first nine months of 1999 and $23.8 million in the corresponding period of 1998. This decrease was primarily due to lower interest rate spreads. Realized investment losses associated with this Division in the first nine months of 1999 were $0.1 million as compared to losses of $0.9 million in the same period last year. As a result, total pretax earnings were $21.0 million in the first nine months of 1999 compared to $22.9 million for the same period last year.

         Investment Products Division pretax operating income was $8.5 million in the first nine months of 1999 compared to $7.1 million in the same period of 1998. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first nine months of 1999 as compared to gains of $0.3 million in the same period of 1998. Total pretax earnings were $8.5 million in the first nine months of 1999 as compared to $7.4 million in the same period of 1998.

         The Corporate and Other segment consists of several small insurance lines of business, net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), and the on substantially all debt), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $7.6 million in the first nine months of 1999 compared to income of $7.6 million in the first nine months of 1998. The decrease in earnings relates primarily to the allocation of capital to the block of policies coinsured from Lincoln National and to a decrease in unallocated capital resulting from a $60 million dividend paid to PLC in the third quarter of 1998.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

          NINE MONTHS
            ENDED                              ESTIMATED EFFECTIVE
         SEPTEMBER 30                           INCOME TAX RATES
         ------------                          -------------------

             1998                                    35.7  %
             1999                                    36.7

         The effective income tax rate for the full year of 1998 was 35%. Management's estimate of the effective income tax rate for 1999 is approximately 36%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                NET INCOME
                                    ---------------------------------
            NINE MONTHS
               ENDED                   TOTAL             PERCENTAGE
            SEPTEMBER 30           (IN THOUSANDS)         INCREASE

              1998                     $86,906               16.7  %
              1999                      92,563               6.5


         Compared to the same period in 1998, net income in the first nine months of 1999 increased $5.7 million, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions which were partially offset by lower operating earnings in the Stable Value Products Division and the Corporate and Other segment and higher realized investment losses (net of related amortization of deferred policy acquisition costs).

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

     PLC estimates that Year 2000 remediation is complete for its insurance administration systems and general administration systems. All remediated systems are currently in production.

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

         Future date tests are complete for PLC's mission critical systems. Integrated tests involve multiple system testing and are used to verify the Year 2000 readiness of interfaces and connectivity across multiple systems. PLC used its mainframe computer to simulate a Year 2000 production environment and to facilitate integrated testing. Integrated tests were completed during August 1999. Additional testing will be conducted whenever changing circumstances warrant additional testing.

     Significant business partners and suppliers that provide products or services critical to PLC operations are being reviewed for year 2000 readiness. To date, no significant partners or suppliers have reported that they expect to be unable to continue supplying products and services after January 1, 2000.

         PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The costs of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Through August 31, 1999, costs that have been specifically identified as relating to the Year 2000 problem total $4.9 million, with an additional $0.3 million estimated to be required to support continued Year 2000 preparations. PLC's Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

         Although PLC believes that a process is in place to successfully address Year 2000 issues, there can be no assurance that PLC's efforts will be successful, that interactions with other service providers with Year 2000 issues will not impair PLC's or Protective Life's operations, or that the Year 2000 issue will not otherwise adversely affect PLC or Protective Life.

         A formal contingency plan has been prepared and approved by senior management. Systems and functions identified as mission critical are included in the contingency plan.

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



                                             PROTECTIVE LIFE INSURANCE COMPANY




Date:   November 12, 1999                        /s/ Jerry W. DeFoor
                                                 -------------------
                                                 Jerry W. DeFoor
                                                 Vice President and Controller,
                                                 and Chief Accounting Officer
                                                 (Duly authorized officer)