Form 10-K
period 1999-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2000-03-28
CIK 310826

--------------------------------------------------------------------------------------------------------------------------------- ---------------------------------------------------------------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999                        Commission File Number
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

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices, including zip code)

                  TENNESSEE                                                        63-0169720
          (State or other jurisdiction of                                        (IRS Employer
           incorporation or organization)                                         Identification No.)
Registrant's telephone number, including area code (205) 879-9230

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the Registrant: None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 10, 2000: 5,000,000

The registrant meets the conditions set forth in General Instruction I(1)(a)and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction I(2)

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

PART I

Item 1. Business

        Protective Life Insurance Company (“Protective”), a stock life insurance company, was founded in 1907. Protective is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires “Protective” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

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

        Protective operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental and Consumer Benefits (“Dental”) and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions. Protective also has an additional business segment which is described herein as Corporate and Other.

The following table shows the percentages of pretax operating income represented by each of the strategic focuses and the Corporate and Other segment.
                                                                     Retirement
                                                  Specialty         Savings and         Corporate
    Year Ended                 Life               Insurance          Investment            and
    December 31              Insurance             Products           Products            Other
----------------        ---------------         -------------      -------------        -----------

        1995                 56.7                   14.3                  34.5             (5.5)
        1996                 55.3                    7.9                  38.8             (1.9)
        1997                 58.9                   16.7                  24.6             (0.2)
        1998                 58.1                   15.6                  23.1              3.2
        1999                 61.6                   20.5                  20.6             (2.7)

        Additional information concerning Protective’s divisions may be found in “Management’s Narrative Analysis of the Results of Operations” and Note K to Consolidated Financial Statements included herein.

Item 2. Properties

        Protective’s administrative office building is located at 2801 Highway 280 South, Birmingham, Alabama 35223. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,200 vehicles. During 2000, Protective will begin construction of a third contiguous building which will have approximately 315,000 square feet and parking for approximately 1,560 vehicles.

        Protective leases administrative and marketing office space in 45 cities, including approximately 137,355 square feet in Birmingham, with most leases being for periods of three to five years. The aggregate annualized rent is approximately $5.7 million.

Item 3. Legal Proceedings

        There are no material pending legal proceedings, other than routine litigation incidental to the business of Protective, to which Protective or any of its subsidiaries is a party or of which any of Protective’s properties is subject. For additional information regarding legal proceedings see Note G to the consolidated financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

        Not required in accordance with General Instruction I(2)(c).

PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters

        Protective is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by Protective’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). Therefore, neither Protective’s common stock nor PL&A’s preferred stock is publicly traded.

        At December 31, 1999, $736.0 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $840.3 million, would be subject to federal income tax at rates then effective.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2000 is estimated to be $175.5 million. Protective paid no dividends to PLC in 1999.

        PL&A did not pay any preferred dividends in 1999 and paid preferred dividends of $0.1 million in 1998. Also in 1998, PL&A declared and paid a common stock dividend of 50,000 shares to Protective. Protective and PL&A expect to pay cash dividends from time to time, subject to their earnings and financial condition and other relevant factors.

Item 6. Selected Financial Data

        Not required in accordance with General Instruction I(2)(a).

Item 7. Management's Narrative Analysis of the Results of Operations

        In accordance with General Instruction I(2)(a), Protective includes the following analysis with the reduced disclosure format.

Revenues

The following table sets forth revenues by source for the periods shown:

                                                                              Year Ended              Percentage
                                                                              December 31              Increase
                                                                   ----------------------------     -------------
                                                                        1999              1998
                                                                        -----           -------
                                                                            (in thousands)

               Premiums and policy fees..........................     $    599,223  $   568,125           5.5%
               Net investment income.............................          623,231      603,795           3.2%
               Realized investment gains.........................            4,760        2,136         122.8%
               Other income......................................           27,102       20,201          34.2%
                                                                        ----------   -----------
                                                                        $1,254,316   $1,194,257

        In 1999, premiums and policy fees, net of reinsurance (“premiums and policy fees”) increased $31.1 million or 5.5% over 1998. The Individual Life Division’s premiums and policy fees decreased $33.7 million due to an increased use of reinsurance by the Division. Premiums and policy fees from the West Coast Division increased $0.8 million. The West Coast Division has also increased its use of reinsurance. In the Acquisitions Division, decreases in older acquired blocks resulted in a $10.9 million decrease in premiums and policy fees. The coinsurance of a block of policies from Lincoln National Corporation (Lincoln National) in October 1998 resulted in a $29.0 million increase in premiums and policy fees in 1999. Premiums and policy fees in the Dental Division increased $44.5 million due to a general growth in business. Premiums and policy fees from the Financial Institutions Division decreased $4.3 million, including an $11.0 million decrease related to the normal decrease in premiums on closed blocks of policies acquired in prior years. The increase in premiums and policy fees from the Investment Products Division was $5.4 million.

        Net investment income for 1999 was $19.4 million or 3.2% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions, receiving stable value and annuity deposits and the asset growth that results from the sale of various insurance products. The coinsurance of a block of policies from Lincoln National in October 1998 and the September 1999 recapture of a block of credit policies increased 1999 net investment income $18.8 million. The percentage earned on average cash and investments was 7.1% in 1999 and 7.3% in 1998.

        Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective has classified its fixed maturities and certain other securities as “available for sale.” The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities.

        Protective maintains an allowance for uncollectible amounts on investments. The allowance totaled $20.4 million at December 31, 1999 and $24.1 million at December 31, 1998. Realized investment gains in 1999 of $55.2 million were largely offset by realized investment losses of $50.4 million. Realized investment losses do not include $3.7 million of credit losses charged against the allowance for uncollectible amounts on investments.

        Other income consists primarily of revenues of Protective’s non-insurance subsidiaries and rental of space in its administrative building to PLC. Other income increased $6.9 million in 1999 as compared to 1998.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                      Operating Income (Loss) and Income (Loss) Before
                                                             Income Tax Year Ended December 31
                                                                      (in thousands)
                                                                   1999                         1998
                                                                -----------                ------------

                 Operating Income (Loss)(1)
                 Life Insurance
                      Individual Life                            $ 31,433                   $  30,183
                      West Coast                                   26,063                      20,983
                      Acquisitions                                 64,460                      52,940
                 Specialty Insurance Products
                      Dental                                       18,045                      10,206
                      Financial Institutions                       22,570                      17,650
                 Retirement Savings and
                   Investment Products
                      Stable Value Products                        29,465                      30,780
                      Investment Products                          11,360                      10,639
                 Corporate and Other                               (5,273)                      5,718
                --------------------------------------------------------------------------------------
                 Total operating income                           198,123                     179,099
                --------------------------------------------------------------------------------------
                 Realized Investment Gains (Losses)
                      Stable Value Products                          (549)                      1,609
                      Investment Products                           1,446                       1,318
                      Unallocated Realized
                        Investment Gains (Losses)                   3,863                        (791)
                 Related Amortization of Deferred
                   Policy Acquisition Costs
                      Investment Products                          (1,446)                       (890)
                ---------------------------------------------------------------------------------------
                 Total net                                          3,314                       1,246
                ---------------------------------------------------------------------------------------
                 Income (Loss) Before Income Tax
                 Life Insurance
                      Individual Life                              31,433                      30,183
                      West Coast                                   26,063                      20,983
                      Acquisitions                                 64,460                      52,940
                 Specialty Insurance Products
                      Dental                                       18,045                      10,206
                      Financial Institutions                       22,570                      17,650
                 Retirement Savings and
                   Investment Products
                      Stable Value Products                        28,916                      32,389
                      Investment Products                          11,360                      11,067
                 Corporate and Other                               (5,273)                      5,718
                 Unallocated Realized
                   Investment Gains (Losses)                        3,863                        (791)
                --------------------------------------------------------------------------------------
                 Total income before
                   income tax                                    $201,437                    $180,345
                --------------------------------------------------------------------------------------

                 (1)Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Individual Life Division’s 1999 pretax income was $31.4 million, $1.2 million above 1998. The Division’s mortality experience was $1.3 million more favorable in 1999 than 1998. The Division’s 1999 results also include expenses to develop new distribution channels.

        Headquartered in San Francisco, West Coast was acquired by Protective in June 1997. In 1999, the Division had pretax operating income of $26.1 million, $5.1 million above 1998. This increase reflects the Division’s growth through sales.

        In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of smaller insurance companies or blocks of policies. Blocks of policies acquired through the Division are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds of terminations of coverage) unless new acquisitions are made.

        The Acquisitions Division’s 1999 pretax operating income was $64.5 million, $11.5 million above 1998. The full year effect of the October 1998 coinsurance of a block of policies from Lincoln National increased earnings $7.7 million in 1999. The Division’s mortality experience was approximately $8.9 million more favorable in 1999 than in 1998.

        The Dental Division’s 1999 pretax income was $18.0 million compared to $10.2 million in 1998. This increase reflects the Division’s growth through sales.

        The Financial Institutions Division’s 1999 pretax income increased $4.9 million to $22.6 million. In September 1999, Protective recaptured a block of credit life and disability policies that it had previously ceded resulting in $2.7 million of earnings in 1999. The Division’s other lines of business improved $2.2 million in 1999.

        The Stable Value Products Division’s 1999 pretax operating income decreased $1.3 million to $29.5 million. This decrease was primarily due to lower interest rate spreads. Realized investment losses associated with this Division in 1999 were $0.5 million as compared to realized investment gains of $1.6 million in 1998. As a result, total pretax income was $28.9 million in 1999 and $32.4 million in 1998.

        The Investment Products Division’s 1999 pretax operating income was $11.4 million, an increase of $0.7 million. Realized investment gains, net of related amortization of deferred policy acquisition costs, were $0.4 million in 1998. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in 1999. As a result, total pretax income was $11.4 million in 1999 and $11.1 million in 1998.

        The Corporate and Other segment consists of several small insurance lines of business, net investment income and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax operating losses for this segment were $5.3 million in 1999 as compared to pretax operating earnings of $5.7 million in 1998, primarily due to decreased net investment income on capital.

Income Tax Expense

The following table sets forth the effective income tax rates for the periods shown:
                        Year Ended                                           Effective Income
                        December 31                                                Tax Rates
                        ------------                                         -----------------
                           1999...........................................           36.3%
                           1998...........................................           35.0%
                           1997...........................................           34.9%

        Management’s current estimate of the effective income tax rate for 2000 is between 36.0% and 36.5%.

Net Income

The following table sets forth net income for the periods shown:
                                                                                Net Income
                                                                        -------------------------
                           Year Ended                                                  Percentage
                           December 31                                     Amount       Increase
                           -------------                                ----------     ----------
                                                                      (in thousands)

                           1999..................................        $128,258          9.5%
                           1998..................................        $117,183         20.3%
                           1997..................................        $ 97,448         18.1%

        Compared to 1998, net income in 1999 increased 9.5%, reflecting improved operating earnings in the Individual Life, West Coast, Acquisitions, Dental, Financial Institutions, and Investment Products Divisions, and higher realized investment gains, offset by lower operating earnings in the Stable Value Products Division and the Corporate and Other segment.

Recently Issued Accounting Standards

        For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

Year 2000 Disclosure

        Protective shares computer hardware and software with its parent, PLC, and other affiliates of PLC. PLC began work on the Year 2000 problem in 1995. PLC cannot specifically identify all of the costs to develop and implement its Year 2000 plan. The costs of new systems to replace non-compliant systems have been capitalized in the ordinary course of business. Other costs have been expensed as incurred. Those costs that have been specifically identified as relating to the Year 2000 problem total $5.2 million. PLC’s Year 2000 efforts have not adversely affected its normal procurement and development of information technology.

        As of February 29, 2000, PLC and Protective have had no Year 2000 issues which have impaired their operations. Although PLC believes it has made all of the modifications necessary for its systems to process transactions dated beyond 1999, it is possible that Year 2000 issues involving PLC or Protective or their service providers may emerge during 2000. Therefore, there can be no assurances that the Year 2000 issue will not otherwise adversely affect PLC or Protective.

        Should some of PLC's or Protective's systems become unavailable due to Year 2000 problems, in a reasonably likely worst case scenerio, PLC and Protective could experience delays in their ability to perform certain functions, but do not expect to be unable to perform critical functions or otherwise conduct business.

Recent Developments

        In March 2000, a small insurer, to whom Protective has ceded certain accident and health policies, was placed into receivership by its state of domicile. Based upon the information currently available, Protective does not believe this development will have a material adverse effect on Protective.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Investments

        Protective's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 1999, Protective's fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $6,275.6 million, which is 3.7% below amortized cost (less allowances for uncollectible amounts on investments) of $6,517.9 million. Protective had $1,946.7 million in mortgage loans at December 31, 1999. While Protective's mortgage loans do not have quoted market values, at December 31, 1999, Protective estimates the market value of its mortgage loans to be $1,909.0 million (using discounted cash flows from the next call date), which is 1.9% below amortized cost.

        At December 31, 1998, Protective's fixed maturity investments had a market value of $6,400.3 million, which was 1.5% above amortized cost of $6,307.3 million. Protective estimated the market value of its mortgage loans to be $1,774.4 million at December 31, 1998, which was 9.3% above amortized cost of $1,623.6 million.

        The following table sets forth the estimated market values of Protective's fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                                     Estimated Market Values Resulting From An
                                       Immediate 1 Percentage Point Increase
                                                 In Interest Rates

                                                          Amount                         Percent
        At December 31, 1998                          (in millions)                       Change
-------------------------------------------------------------------------------------------------
        Fixed maturities                                $6,182.7                         (3.4)%
        Mortgage loans                                   1,703.8                         (4.0)
=================================================================================================

        At December 31, 1999
--------------------------------------------------------------------------------------------------
        Fixed maturities                                $6,018.3                         (4.1)%
        Mortgage loans                                   1,825.0                         (4.4)
==================================================================================================

        Estimated market values were derived from the durations of Protective's fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of Protective's fixed maturities and mortgage loans are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        In the ordinary course of its commercial mortgage lending operations, Protective will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest.

        At December 31, 1999, Protective had outstanding mortgage loan commitments of $552.6 million, with an estimated fair value of $531.0 million (using discounted cash flows from the first call date). At December 31, 1998, Protective had outstanding commitments of $715.9 million with an estimated fair value of $752.6 million. The following table sets forth the estimated fair value of Protective's mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                         Estimated Fair Values Resulting From An
                                          Immediate 1 Percentage Point Increase
                                                    In Interest Rates

                                                   Amount                          Percent
               At December 31                   (in millions)                       Change
--------------------------------------------------------------------------------------------
               1998                                 $713.9                         (5.1)%
               1999                                  503.4                         (5.2)
============================================================================================

        The estimated fair values were derived from the durations of Protective's outstanding mortgage loan commitments. While these estimated fair values generally provide an indication of how sensitive the fair value of Protective's outstanding commitments are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

Liabilities

        Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Surrender charges for these products generally are sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 1999, the Company had policy liabilities and accruals of $5,074.1 million. The Company's life insurance products have a weighted average minimum credited interest rate of approximately 4.4%.

        At December 31, 1999, the Company had $2,680.0 million of stable value account balances with an estimated fair value of $2,649.6 million (using discounted cash flows), and $1,639.2 million of annuity account balances with an estimated fair value of $1,599.0 million (using surrender value).

        At December 31, 1998, the Company had $2,691.7 million of stable value account balances with an estimated fair value of $2,751.0 million, and $1,519.8 million of annuity account balances with an estimated fair value of $1,513.1 million.

        The following table sets forth the estimated fair values of the Company's stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                      Estimated Fair Values Resulting From An
                                       Immediate 1 Percentage Point Decrease
                                                 In Interest Rates

                                                     Amount                       Percent
     At December 31, 1998                        (in millions)                     Change
------------------------------------------------------------------------------------------
     Stable value account balances                  $2,791.7                       1.5%
     Annuity account balances                        1,565.5                       3.5
==========================================================================================

     At December 31, 1999
------------------------------------------------------------------------------------------
     Stable value account balances                  $2,692.0                       1.6%
     Annuity account balances                        1,658.2                       3.7
==========================================================================================

        Estimated fair values were derived from the durations of Protective's stable value and annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of Protective's stable value and annuity account balances are to changes in interest rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

        Approximately one-fourth of Protective's liabilities relate to products (primary whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Derivative Financial Instruments

        Protective has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options, and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products.

        Protective uses interest rate swap contracts, caps, and floors to convert certain investments and liabilities from a variable rate of interest to a fixed rate of interest, and from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities.

        At December 31, 1999, contracts with a notional amount of $1,328.9 million were in a $2.1 million net unrealized gain position. At December 31, 1998, contracts with a notional amount of $1,623.1 million were in an $5.4 million net unrealized gain position.

        The following table sets forth the notional amount and net unrealized gains and losses of Protective's derivative financial instruments at December 31, and the estimated net unrealized gains and losses resulting from a hypothetical immediate plus and minus 1 percentage point change in interest rates from levels prevailing at December 31.

                                         Derivative Financial Instruments

                                                                                   Net Unrealized Gain(Loss)
                                                                                   -------------------------
                                                                                      Resulting From An
                                                                                   Immediate +/-1 Percentage
                                                              At                         Point Change
                                        Notional           December 31,                in Interest Rates
                                         Amount              1998                     +1%            -1%
                                                                     (in millions)
-------------------------------------------------------------------------------------------------------------
Options
     Puts                              $   975.0              $(0.5)                $  1.2          $  0.0
Fixed to floating
     Swaps                                 240.3              (10.2)                  (9.1)          (20.5)
     Floors                                 15.0               (0.4)                  (0.1)           (0.9)
Floating to fixed
     Swaps                                 392.8               16.5                    2.9            30.9
--------------------------------------------------------------------------------------------------------------
                                        $1,623.1              $ 5.4                  $(5.1)         $  9.5
==============================================================================================================

                                                                                   Net Unrealized Gain(Loss)
                                                                                   -------------------------
                                                                                      Resulting From An
                                                                                   Immediate +/-1 Percentage
                                                              At                         Point Change
                                        Notional           December 31,                in Interest Rates
                                         Amount              1999                     +1%            -1%
                                                                     (in millions)
-------------------------------------------------------------------------------------------------------------
Options
     Calls                             $   450.0              $(1.4)               $  (1.5)          $(1.2)
Fixed to floating
     Swaps                                 280.0                4.0                    9.4            (1.6)
     Floors                                 15.0               (0.1)                   0.0            (0.1)
Floating to fixed
     Swaps                                 583.9               (0.3)                 (28.7)           30.5
-------------------------------------------------------------------------------------------------------------
                                        $1,328.9              $ 2.2                 $(20.8)          $27.6
=============================================================================================================

        Estimated unrealized gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated unrealized gains and losses generally provide an indication of how sensitive Protective’s derivative financial instruments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
Report of Independent Accountants.............................................................................
Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.......................
Consolidated Balance Sheets as of December 31, 1999 and 1998..................................................
Consolidated Statements of Share-Owner's Equity for the years ended
   December 31, 1999, 1998, and 1997..........................................................................
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997....................
Notes to Consolidated Financial Statements....................................................................
Financial Statement Schedules:
      Schedule III- Supplementary Insurance Information.......................................................
      Schedule IV-- Reinsurance ..............................................................................

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

        In our opinion, the consolidated financial statements listed in the index on page 13 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Protective Life Insurance Company and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index on page 13 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

February 23, 2000
Birmingham, Alabama

                                           PROTECTIVE LIFE INSURANCE COMPANY

                                           CONSOLIDATED STATEMENTS OF INCOME
                                                (Dollars in thousands)

                                                                                           Year Ended December 31
                                                                                  -------------------------------------
                                                                                        1999         1998         1997
                                                                                  -------------------------------------

REVENUES
   Premiums and policy fees...............................................         $1,137,256  $1,027,340 $   814,420
   Reinsurance ceded .....................................................           (538,033)   (459,215)   (334,214)
                                                                                  ------------------------------------
     Net of reinsurance ceded.............................................            599,223     568,125     480,206
   Net investment income..................................................            623,231     603,795     557,488
   Realized investment gains..............................................              4,760       2,136       1,824
   Other income...........................................................             27,102      20,201       6,149
                                                                                  ------------------------------------
                                                                                    1,254,316   1,194,257   1,045,667
                                                                                  ------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 1999-$344,474;
     1998-$330,494; 1997-$180,605)........................................            771,527     730,496     658,872
   Amortization of deferred policy acquisition costs .....................            104,913     111,188     107,175
   Other operating expenses (net of reinsurance ceded: 1999-$150,570;
     1998-$166,375; 1997-$90,045).........................................            176,439     172,228     129,870
                                                                                  -----------------------------------
                                                                                    1,052,879   1,013,912     895,917
                                                                                  -----------------------------------

INCOME BEFORE INCOME TAX..................................................            201,437     180,345     149,750

INCOME TAX EXPENSE (BENEFIT)
     Current..............................................................             47,504      48,237      66,283
     Deferred.............................................................             25,675      14,925     (13,981)
                                                                                  ------------------------------------
                                                                                       73,179      63,162      52,302
                                                                                  ------------------------------------
NET INCOME................................................................         $  128,258 $   117,183 $    97,448
                                                                                  ====================================

                                    See notes to consolidated financial statements.

                                           PROTECTIVE LIFE INSURANCE COMPANY

                                              CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except per share amounts)
                                                                                                   December 31
                                                                                        ------------------------------
                                                                                             1999               1998
                                                                                        ------------------------------
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 1999-$6,517,851; 1998-$6,307,274)...   $6,275,607        $ 6,400,262
    Equity securities, at market (cost: 1999-$32,092; 1998-$15,151)..................       30,696             12,258
    Mortgage loans on real estate....................................................    1,946,690          1,623,603
    Investment real estate, net of accumulated depreciation (1999-$1,014; 1998-$782).       15,582             14,868
    Policy loans.....................................................................      232,126            232,670
    Other long-term investments......................................................       68,890             70,078
    Short-term investments...........................................................       81,171            159,655
                                                                                        ------------------------------
        Total investments                                                                8,650,762          8,513,394

Accrued investment income............................................................      101,120            100,395
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (1999-$2,540; 1998-$4,304)...............................................       45,852             31,265
Reinsurance receivables..............................................................      859,684            756,370
Deferred policy acquisition costs....................................................    1,011,524            841,425
Property and equipment, net..........................................................       49,002             42,374
Other assets.........................................................................       27,712             34,632
Receivable from related parties......................................................       13,059
Assets related to separate accounts..................................................
    Variable Annuity.................................................................    1,778,618          1,285,952
    Variable Universal Life..........................................................       40,293             13,606
    Other............................................................................        3,517              3,482
                                                                                       -------------------------------
                                                                                       $12,581,143        $11,622,895
                                                                                       ===============================

LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims............................................... $  4,566,426        $ 4,140,003
     Unearned premiums...............................................................      507,659            389,294
                                                                                      -------------------------------
                                                                                         5,074,085          4,529,297
Stable value investment contract deposits............................................    2,680,009          2,691,697
Annuity deposits.....................................................................    1,639,231          1,519,820
Other policyholders' funds...........................................................      116,815            219,356
Other liabilities....................................................................      293,862            226,310
Accrued income taxes.................................................................      (25,833)           (10,992)
Deferred income taxes................................................................      (32,335)            51,735
Note payable.........................................................................        2,338              2,363
Indebtedness to related parties......................................................       14,000             20,898
Liabilities related to separate accounts.............................................
     Variable Annuity................................................................    1,778,618          1,285,952
     Variable Universal Life.........................................................       40,293             13,606
     Other...........................................................................        3,517              3,482
                                                                                      ---------------------------------
       Total liabilities.............................................................   11,584,600         10,553,524
                                                                                       ================================

COMMITMENTS AND CONTINGENT LIABILITIES-- NOTE G

SHARE-OWNER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000.......................            2                  2
Common Stock, $1.00 par value........................................................        5,000              5,000
  Shares authorized and issued: 5,000,000
Additional paid-in capital...........................................................      327,992            327,992
Note receivable from PLC Employee Stock Ownership Plan...............................       (5,148)            (5,199)
Retained earnings....................................................................      814,777            686,519
Accumulated other comprehensive income
  Net unrealized gains on investments (net of income tax: 1999-$(78,658); 1998-$29,646)   (146,080)            55,057
                                                                                        ------------------------------
       Total share-owner's equity....................................................      996,543          1,069,371
                                                                                        ------------------------------
                                                                                       $12,581,143        $11,622,895
                                                                                        ==============================

                                    See notes to consolidated financial statements.

                                                   PROTECTIVE LIFE INSURANCE COMPANY

                                             CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY
                                            (Dollars in thousands, except per share amounts)

                                                                                        Note
                                                                                       Receivable                Net
                                                                            Additional   From                 Unrealized      Total
                                                        Preferred   Common   Paid-In     PLC     Retained    Gains (Losses) Share-Owner's
                                                           Stock     Stock   Capital     ESOP    Earningson   Investments    Equity
                                                        ---------------------------------------------------------------------------------

Balance, December 31, 1996..............................   $    2   $5,000   $237,992   $(5,579) $532,088    $   6,688   $   776,191
                                                                                                                             ------------
     Net income for 1997................................                                           97,448                     97,448
     Increase in net unrealized
        gains on investments (net of income tax-$30,275)                                                        56,225        56,225
56,225
     Reclassification adjustment for amounts included
        in net income (net of income tax: $(638)).......                                                        (1,186)       (1,186)
                                                                                                                             ------------
     Comprehensive income for 1997......................                                                                     152,487
                                                                                                                             ------------
     Preferred dividends ($50 per share)................                                             (100)                      (100)
     Capital contribution from PLC......................                       90,000                                         90,000
     Decrease in note receivable from PLC ESOP..........                                     201                                 201
                                                        ---------------------------------------------------------------------------------
Balance, December 31, 1997..............................        2    5,000    327,992    (5,378)  629,436       61,727     1,018,779
                                                                                                                           --------------
     Net income for 1998................................                                          117,183                    117,183
     Decrease in net unrealized
        gains on investments (net of income tax-$(2,844))                                                       (5,281)       (5,281)
     Reclassification adjustment for amounts included
        in net income (net of income tax: $(747)).......                                                        (1,389)       (1,389)
                                                                                                                             ------------
     Comprehensive income for 1998......................                                                                     110,513
                                                                                                                             ------------
     Common dividends ($12 per share)...................                                          (60,000)                   (60,000)
     Preferred dividends ($50 per share)................                                             (100)                      (100)
     Decrease in note receivable from PLC ESOP..........                                    179                                  179
                                                        ---------------------------------------------------------------------------------
Balance, December 31, 1998..............................        2    5,000    327,992    (5,199)  686,519       55,057     1,069,371
                                                                                                                           --------------
     Net income for 1999................................                                          128,258                    128,258
     Decrease in net unrealized
        gains on investments (net of income tax-$(106,638))                                                   (198,043)     (198,043)
     Reclassification adjustment for amounts included
        In net income (net of income tax - ($1,666))....                                                        (3,094)       (3,094)
                                                                                                                            -------------
     Comprehensive loss for 1999........................                                                                     (72,879)
                                                                                                                            -------------
     Decrease in note receivable from PLC ESOP..........                                     51                                   51
                                                        ---------------------------------------------------------------------------------
Balance, December 31, 1999..............................    $   2   $5,000   $327,992   $(5,148) $814,777    $(146,080)   $  996,543
                                                        =================================================================================

                                             See notes to consolidated financial statements.

                                                    PROTECTIVE LIFE INSURANCE COMPANY

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Dollars in thousands)
                                                                                                              December 31
                                                                                             ---------------------------------------
                                                                                                     1999       1998         1997
                                                                                             ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income..............................................................................$    128,258    $ 117,183 $    97,448
     Adjustments to reconcile net income to net cash provided by operating activities:
         Realized investment gains...........................................................      (4,760)      (2,136)     (1,824)
         Amortization of deferred policy acquisition costs...................................     104,913      111,188     107,175
         Capitalization of deferred policy acquisition costs.................................    (239,483)    (192,838)   (135,211)
         Depreciation expense................................................................      10,513        7,110       5,124
         Deferred income taxes...............................................................      24,234       14,925     (17,918)
         Accrued income taxes................................................................     (14,841)     (11,933)     (5,558)
         Interest credited to universal life and investment products.........................     331,746      352,721     299,004
         Policy fees assessed on universal life and investment products......................    (165,818)    (139,689)   (131,582)
         Change in accrued investment income and other receivables...........................    (119,183)    (159,362)   (158,798)
         Change in policy liabilities and other policyholder funds of traditional life and
              health products                                                                     215,201      322,464     279,522
         Change in other liabilities.........................................................      67,552      (19,771)     65,393
         Other (net).........................................................................      (5,526)     (22,634)     (1,133)
                                                                                              -------------------------------------
Net cash provided by operating activities....................................................     332,806      377,228     401,642
                                                                                              -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and principal reduction of investments:
         Investments available for sale......................................................   9,973,742   10,445,407   6,462,663
         Other...............................................................................     243,280      198,559     324,242
     Sale of investments:
         Investment available for sale.......................................................     537,343    1,080,265   1,108,058
         Other...............................................................................     267,892      155,906     695,270
     Cost of investments acquired:
         Investments available for sale...................................................... (10,625,354) (11,505,098) (8,426,980)
         Other...............................................................................    (864,100)    (662,350)   (718,335)
     Acquisitions and bulk reinsurance assumptions...........................................      46,508                 (169,124)
     Purchase of property and equipment......................................................     (18,075)     (13,077)     (6,087)
     Sale of property and equipment..........................................................         151                    2,681
                                                                                             -------------------------------------
Net cash used in investing activities........................................................    (438,613)    (300,388)   (727,612)
                                                                                             -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit arrangements and long-term debt.........................   4,351,177    1,975,800   1,159,538
     Capital contribution from PLC...........................................................                               90,000
     Principal payments on line of credit arrangements and long-term debt....................  (4,351,203)  (1,973,437) (1,159,538)
     Principal payment on surplus note to PLC................................................      (4,000)      (2,000)     (4,693)
     Dividends to share owner................................................................                  (60,100)       (100)
     Investment product deposits and change in universal life deposits.......................   1,300,736      981,124     910,659
     Investment product withdrawals..........................................................  (1,190,903)  (1,037,424)   (745,083)
                                                                                             --------------------------------------
Net cash provided by (used in) financing activities..........................................     105,807     (116,037)    250,783
                                                                                             --------------------------------------

INCREASE(DECREASE) IN CASH...................................................................           0      (39,197)    (75,187)
CASH AT BEGINNING OF YEAR....................................................................           0       39,197     114,384
                                                                                             --------------------------------------
CASH AT END OF YEAR..........................................................................$          0   $        0  $   39,197
                                                                                             ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
     Cash paid during the year:
         Interest on debt....................................................................$       5,611 $      8,338 $    4,343
         Income taxes........................................................................$      56,192 $     57,429 $   70,133

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Reduction of principal on note from ESOP................................................$          51 $        179 $      201
     Acquisitions and bulk reinsurance assumptions
         Assets acquired.....................................................................$      12,502 $    247,894 $1,114,832
         Liabilities assumed.................................................................      (12,502)    (380,405)  (902,267)
                                                                                             --------------------------------------
         Net.................................................................................$          0  $   (132,511)$  212,565
                                                                                             ======================================

                                             See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in tables are in thousands)

Note A-- SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries ("Protective") are prepared on the basis of accounting principles generally accepted in the United States. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note B.)

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses.

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

        In 1998 PLC adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits."

In 1999, Protective adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance Related Assessments” issued by the American Institute of Certified Public Accountants.

        The adoption of these accounting standards did not have a material effect on PLC's or Protective's financial statements.

        The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, SFAS No. 133 will require Protective to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owner’s equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect Protective’s operations, adoption will introduce volatility into Protective’s reported net income and share-owners’ equity as interest rates change. Protective has not estimated the potential effect SFAS No. 133 will have on its net income and share-owner’s equity.

        INVESTMENTS

        Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale."

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

· Fixed maturities (bonds, and redeemable preferred stocks)-- at current market value. Where market values are unavailable, Protective obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

· Equity securities (common and nonredeemable preferred stocks) — at current market value.

·Mortgage loans-- at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

·Investment real estate-- at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

·Policy loans-- at unpaid balances.

·Other long-term investments-- at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

· Short-term investments — at cost, which approximates current market value.

        Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.8 million in bank deposits voluntarily restricted as to withdrawal.

        As prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax reported as a component of share-owner’s equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective’s operations, its reported share-owner’s equity will fluctuate significantly as interest rates change.

Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:
                                                                              1999            1998
                                                                     -----------------------------
           Total investments.........................................$   8,894,426    $  8,412,167
           Deferred policy acquisition costs.........................      992,518         857,949
           All other assets..........................................    2,918,857       2,268,076
                                                                     -----------------------------
                                                                       $12,805,801     $11,538,192
                                                                     =============================

           Deferred income taxes.....................................$      46,243    $     22,089
           All other liabilities.....................................   11,616,935      10,501,789
                                                                     -----------------------------
                                                                        11,663,178      10,523,878
           Share-owner's equity......................................    1,142,623       1,014,314
                                                                     -----------------------------
                                                                       $12,805,801     $11,538,192
                                                                     =============================

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVE FINANCIAL INSTRUMENTS

        Protective has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options, and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized gains and losses on certain contracts are deferred and amortized over the life of the hedged asset or liability, and such amortization is recorded in investment income or interest expense. Any unamortized gain or loss is recorded as a realized investment gain or loss upon the early termination of a hedged asset or liability, or when the anticipated transaction is no longer likely to occur. No realized gains or losses were deferred in 1999 and 1998.

        Protective uses interest rate swap contracts to convert certain investments from a variable to a fixed rate of interest and from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. Amounts paid or received related to the initiation of certain interest rate swap contracts are deferred and amortized over the life of the related financial instrument, and subsequent periodic settlements are recorded in investment income or interest expense. Gains or losses on contracts terminated upon the early termination of the related financial instrument are recorded as realized investment gains or losses. Amounts paid related to the initiation of interest rate swap contracts were $1.4 million and $1.0 million in 1999 and 1998 respectively. No amounts were received in 1999 and 1998.

        At December 31, 1999, contracts with a notional amount of $1,328.9 million were in a $2.1 million net unrealized gain position. At December 31, 1998, contracts with a notional amount of $1,623.1 million were in a $5.4 million net unrealized gain position. Protective recognized $3.8 million in realized investment gains related to derivative financial instruments in 1999.

        Protective’s derivative financial instruments are with highly rated counterparties.

CASH

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. Protective has deposits with certain financial institutions which exceed federally insured limits. Protective has reviewed the credit worthiness of these financial institutions and believes there is minimal risk of a material loss.

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

Property and equipment consisted of the following at December 31:

                                                                           1999            1998
                                                                        -------------------------

           Home office building..................................         $40,524         $37,959
           Other, principally furniture and equipment............          54,412          58,958
                                                                        -------------------------
                                                                           94,936          96,917
           Accumulated depreciation..............................          45,934          54,543
                                                                        -------------------------
                                                                          $49,002         $42,374
                                                                        =========================
SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which Protective does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUES AND BENEFITS EXPENSE
o Traditional Life, Health, and Credit Insurance Products-- Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on Protective’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions are graded and range from 2.5% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to Protective and claims incurred but not yet reported. Policy claims are charged to expense in the period that the claims are incurred.

Activity in the liability for unpaid claims is summarized as follows:

                                                                             1999           1998          1997
                                                                        ----------------------------------------

           Balance beginning of year................................        $90,332       $106,121      $108,159
               Less reinsurance.....................................         20,019         18,673         6,423
                                                                        ----------------------------------------

           Net balance beginning of year............................         70,313         87,448       101,736
                                                                        ----------------------------------------

           Incurred related to:
           Current year.............................................        311,002        288,015       258,322
           Prior year...............................................         (5,574)       (10,198)      (14,540)
                                                                        -----------------------------------------
               Total incurred.......................................        305,428        277,817       243,782
                                                                        -----------------------------------------

           Paid related to:
           Current year.............................................        264,298        236,001       203,381
           Prior year...............................................         40,197         58,951        58,104
                                                                        -----------------------------------------
               Total paid...........................................        304,495        294,952       261,485
                                                                        -----------------------------------------

           Other changes:
               Acquisitions and
                  reserve transfers.................................          1,668              0         3,415
                                                                        -----------------------------------------

           Net balance end of year..................................         72,914         70,313        87,448
               Plus reinsurance.....................................         47,661         20,019        18,673
                                                                        -----------------------------------------

           Balance end of year......................................       $120,575       $ 90,332      $106,121
                                                                        =========================================
·	Universal Life and Investment Products — Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.4% to 9.4% in 1999.

Protective’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. Protective amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $340.6 million and $370.3 million at December 31, 1999 and 1998, respectively. During 1999 $13.3 million of present value of future profits was capitalized (relating to acquisitions made during the year) and $43.0 million was amortized. During 1998 $132.5 million of present value of future profits was capitalized, and $37.1 million was amortized.

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

RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principals generally accepted in the United States (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, (c) deferred income taxes are provided for temporary differences between financial and taxable earnings, (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to stock-owner’s equity, (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted items), (f) certain items of interest income, principally accrual of mortgage and bond discounts are amortized differently, and (g) bonds are stated at market instead of amortized cost.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES (Continued)

        The reconciliations of net income and share-owner’s equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                                 Net Income                     Share-Owner's Equity
                                                --------------------------------------------------------------------------
                                                        1999        1998        1997         1999        1998       1997
                                                --------------------------------------------------------------------------

In conformity with statutory reporting
  practices:(1)...................................    $75,114    $147,077    $134,417   $  567,634 $   531,956 $  579,111
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization..............................    120,644      68,155      10,310    1,011,524     841,425    632,605
      Deferred income tax.........................    (25,675)    (14,925)     13,981       32,335     (51,735)   (49,417)
      Asset Valuation Reserve.....................                                          41,104      66,922     67,369
      Interest Maintenance Reserve................       (226)     (1,355)     (1,434)      19,328      15,507      9,809
      Nonadmitted items...........................                                          51,350      42,835     30,500
      Other timing and valuation adjustments......     72,527     (76,214)    (54,494)    (467,130)   (282,480)  (215,448)
      Noninsurance affiliates.....................     20,698      18,171      17,530                                  (4)
      Consolidation elimination...................   (134,824)    (23,726)    (22,862)    (259,602)    (95,059)   (35,746)
                                                --------------------------------------------------------------------------
In conformity with generally accepted
  accounting principles...........................   $128,258    $117,183   $  97,448   $  996,543  $1,069,371 $1,018,779
                                                ==========================================================================

(1) Consolidated

        As of December 31, 1999, Protective and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $53.6 million.

        The National Association of Insurance Commissioners has adopted the Codification of Statutory Accounting Principles (Codification). The Codification changes current statutory accounting rules in several areas. Protective has not estimated the potential effect the Codification may have on the statutory capital of Protective and its insurance subsidiaries. The Codification will become effective January 1, 2001.

Note C-- INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                       1999          1998           1997
                                                                ------------------------------------------

                  Fixed maturities.............................     $466,957       $463,416       $396,255
                  Equity securities............................          775            905          1,186
                  Mortgage loans on real estate................      172,027        158,461        161,604
                  Investment real estate.......................        1,949          1,224          2,004
                  Policy loans.................................       15,994         12,346         11,370
                  Other, principally short-term investments....       20,244         16,536         21,876
                                                                ------------------------------------------
                                                                     677,946        652,888        594,295
                  Investment expenses..........................       54,715         49,093         36,807
                                                                ------------------------------------------
                                                                    $623,231       $603,795       $557,488
                                                                ==========================================

        Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                                       1999          1998           1997
                                                                ------------------------------------------

                  Fixed maturities.............................      $13,049         $4,374      $  (8,355)
                  Equity securities............................       (3,371)        (4,465)         5,975
                  Mortgage loans and other investments.........       (4,918)         2,227          4,204
                                                                ------------------------------------------
                                                                      $4,760         $2,136      $   1,824
                                                                ==========================================

        Protective recognizes permanent impairments through changes to an allowance for uncollectible amounts on investments. The allowance totaled $20.4 million at December 31, 1999 and $24.1 million at December 31, 1998. Additions and reductions to the allowance are included in realized investment gains (losses). Without such additions/reductions, Protective had net realized investment gains of $1.0 million in 1999, net realized investment gains of $3.2 million in 1998, and net realized investment losses of $6.1 million in 1997.

Note C-- INVESTMENT OPERATIONS (Continued)

        In 1999, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $48.8 million and gross losses were $33.6 million. In 1998, gross gains were $32.3 million and gross losses were $32.5 million. In 1997, gross gains were $21.3 million and gross losses were $23.5 million.

        The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:
                                                                               Gross          Gross       Estimated
                                                               Amortized     Unrealized     Unrealized      Market
            1999                                               Cost            Gains          Losses        Values
--------------------------------------------------------------------------------------------------------------------

            Fixed maturities:
        Bonds:
               Mortgage-backed...........................     $2,619,918      $ 18,491       $101,150     $2,537,259
               United States Government and
               authorities...............................        154,954           138          1,257        153,835
             States, municipalities, and
               political subdivisions....................         27,254             7            295         26,966
             Public utilities............................        537,834           301         14,690        523,445
             Convertibles and bonds with
               warrants..................................            693             0            155            538
             All other corporate bonds...................      3,176,016         5,938        149,591      3,032,363
               Redeemable preferred stocks...............          1,182            19              0          1,201
                                                            --------------------------------------------------------
                                                               6,517,851        24,894        267,138      6,275,607
            Equity securities............................         32,092           644          2,040         30,696
            Short-term investments.......................         81,171             0              0         81,171
                                                            --------------------------------------------------------
                                                              $6,631,114      $ 25,538       $269,178     $6,387,474
                                                            ========================================================

                                                                            Gross           Gross          Estimated
                                                               Amortized    Unrealized     Unrealized       Market
            1998                                               Cost          Gains         Losses           Values
--------------------------------------------------------------------------------------------------------------------

            Fixed maturities:
        Bonds:
               Mortgage-backed...........................     $2,581,561      $ 41,626        $33,939     $2,589,248
               United States Government and
               authorities...............................         72,697         2,812              0         75,509
             States, municipalities, and
               political subdivisions....................         29,521         1,131              0         30,652
             Public utilities............................        533,082        15,066              0        548,148
             Convertibles and bonds with
               warrants..................................            694                          179            515
             All other corporate bonds...................      3,083,782        98,992         32,629      3,150,145
               Redeemable preferred stocks...............          5,937           108              0          6,045
                                                            --------------------------------------------------------
                                                               6,307,274       159,735         66,747      6,400,262
            Equity securities............................         15,151           456          3,349         12,258
            Short-term investments.......................        159,655             0              0        159,655
                                                            --------------------------------------------------------
                                                              $6,482,080      $160,191        $70,096     $6,572,175
                                                            =========================================================

Note C-- INVESTMENT OPERATIONS (Continued)

The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown below. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.
                                                                               Estimated
                                                                  Amortized      Market
                                                                    Cost         Values
                                                                -------------------------
       1999
       ------
         Due in one year or less...........................       $  321,155   $  320,601
         Due after one year through five years.............        2,913,620    2,863,873
         Due after five years through ten years............        2,152,116    2,049,482
         Due after ten years...............................        1,130,960    1,041,651
                                                                -------------------------
                                                                  $6,517,851   $6,275,607
                                                                =========================

                                                                               Estimated
                                                                  Amortized      Market
                                                                    Cost         Values
                                                                -------------------------
       1998
       ------
         Due in one year or less...........................        $  705,859  $  709,686
         Due after one year through five years.............         3,255,973   3,325,078
         Due after five years through ten years............         1,655,055   1,690,581
         Due after ten years...............................           690,387     674,917
                                                                -------------------------
                                                                   $6,307,274  $6,400,262
                                                                =========================
The approximate percentage distribution of Protective's fixed maturity investments by quality rating at December 31 is as follows:
      Rating                                                           1999        1998
----------------                                                --------------------------
       AAA.................................................          37.5%       34.3%
       AA..................................................           6.3         6.2
       A...................................................          26.6        29.4
       BBB.................................................          25.7        26.5
       BB or less..........................................           3.8         3.5
       Redeemable preferred stocks.........................           0.1         0.1
                                                                --------------------------
                                                                    100.0%      100.0%
                                                                ==========================

        At December 31, 1999 and 1998, Protective had bonds which were rated less than investment grade of $243.6 million and $222.9 million, respectively, having an amortized cost of $293.1 million and $252.0 million, respectively. At December 31, 1999, approximately $81.5 million of the bonds rated less than investment grade were securities issued in company-sponsored commercial mortgage loan securitizations. Approximately $910.4 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                                                     1999           1998        1997
                                                              ----------------------------------------
    Fixed maturities......................................        $(217,901)      $(21,705)   $72,741
    Equity securities.....................................        $     973       $  4,605    $(8,813)

        At December 31, 1999, all of Protective's mortgage loans were commercial loans of which 79% were retail, 8% were apartments, 6% were office buildings, and 6% were warehouses. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 5% of mortgage loans. Approximately 74% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Florida, Texas, Georgia, Tennessee, North Carolina, Virginia, Alabama, South Carolina, Washington, Kentucky, Ohio, and Mississippi.

Note C-- INVESTMENT OPERATIONS (Continued)

        Many of the mortgage loans have call provisions after 3 to 10 years. Assuming the loans are called at their next call dates, approximately $109.6 million would become due in 2001, $408.8 million in 2002 to 2005, and $333.6 million in 2006 to 2010.

        At December 31, 1999, the average mortgage loan was approximately $2.0 million, and the weighted average interest rate was 7.8%. The largest single mortgage loan was $17.0 million.

        At December 31, 1999 and 1998, Protective's problem mortgage loans (over ninety days past due) and foreclosed properties totaled $22.9 million and $11.7 million, respectively. Since Protective's mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective's evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

        Certain investments, principally real estate, with a carrying value of $36.3 million were non-income producing for the twelve months ended December 31, 1999.

        Policy loan interest rates generally range from 4.5% to 8.0%.

Note D-- FEDERAL INCOME TAXES

        Protective's effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                                  1999        1998        1997
                                                                                -------------------------------
    Statutory federal income tax rate applied to pretax income.................   35.0%       35.0%       35.0%
    Dividends received deduction and tax-exempt interest.......................   (0.1)       (0.1)       (0.2)
    Low-income housing credit..................................................   (0.5)       (0.5)       (0.6)
    Tax benefits arising from prior acquisitions and other
     adjustments...............................................................    0.3         0.1         0.7
    State income taxes.........................................................    1.6         0.5
                                                                                -------------------------------
    Effective income tax rate..................................................   36.3%       35.0%       34.9%
                                                                                ===============================

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                                 1999        1998         1997
                                                                           ------------------------------------
    Deferred policy acquisition costs....................................     $46,175      $60,746   $   7,054
    Benefit and other policy liability changes...........................     (27,158)     (41,268)    (23,564)
    Temporary differences of investment income...........................       6,655       (3,491)      2,516
    Other items..........................................................           3       (1,062)         13
                                                                           -----------------------------------
                                                                              $25,675      $14,925    $(13,981)
                                                                           ===================================

Note D-- FEDERAL INCOME TAXES (Continued)

        The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                                               1999         1998
                                                                        --------------------------
        Deferred income tax assets:
          Policy and policyholder liability reserves..................       $217,642     $190,328
          Unrealized loss on investments..............................         70,421
          Other.......................................................          2,088        2,091
                                                                        --------------------------
                                                                              290,151      192,419
                                                                        --------------------------
        Deferred income tax liabilities:
          Deferred policy acquisition costs...........................        257,816      211,641
          Unrealized gain on investments..............................                      32,513
                                                                        --------------------------
                                                                              257,816      244,154
                                                                        --------------------------
          Net deferred income tax liability............................      $(32,335)   $  51,735
                                                                        ==========================

        Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 1999 was approximately $70.5 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $840.3 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders' Surplus accounts.

        Protective's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E — DEBT

        At December 31, 1999, PLC had borrowed $55.0 million at a rate of 6.7%. PLC had also borrowed $59.0 million at a rate of 6.6% under a term note that contains, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC's subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital.

        Protective has arranged sources of credit to temporarily fund scheduled investment commitments. Protective expects that the rate received on its investments will equal or exceed its borrowing rate. Protective had no such temporary borrowings outstanding at December 31, 1999 and 1998. Also, Protective has a mortgage note on investment real estate amounting to approximately $2.3 million that matures in 2003.

        Included in indebtedness to related parties is a surplus debenture issued by Protective to PLC. At December 31, 1999, the balance of the surplus debenture was $14.0 million. The debenture matures in 2003.

        Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

        Interest expense on borrowed money totaled $5.1 million, $8.3 million, and $4.3 million, in 1999, 1998, and 1997, respectively.

Note F-- RECENT ACQUISITIONS

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

        In September 1999, Protective recaptured a block of credit life and disability policies which it had previously ceded.

        These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their respective effective dates.

Note G-- COMMITMENTS AND CONTINGENT LIABILITIES

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

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurer that are disproportionate to the actual damages, including material amounts of punitive damages. In some states including Alabama, (where Protective maintains its headquarters) juries have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits involving insurers' sales practices, insurers have made material settlement payments. Protective and its subsidiaries, like other financial service companies, in the ordinary course of business, are involved in such litigation or alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted, Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

Note H-- SHARE-OWNER'S EQUITY AND RESTRICTIONS

        At December 31, 1999, approximately $736.0 million of consolidated share-owner's equity excluding net unrealized gains on investments, represented net assets of Protective and its subsidiaries that cannot be transferred to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2000 is estimated to be $175.5 million.

Note I-- PREFERRED STOCK

        PLC owns all of the 2,000 shares of preferred stock issued by Protective's subsidiary, Protective Life and Annuity Insurance Company ("PLA"). Prior to November 1998, the stock paid, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent PLA's statutory earnings for the immediately preceding fiscal year exceeded $1 million. PLA paid no preferred dividends during 1999. Dividends of $0.1 million were paid to PLC in 1998, and 1997. Effective November 3, 1998, PLA's articles of incorporation were amended such that the provision for an annual minimum cumulative dividend was removed.

Note J-- RELATED PARTY MATTERS

        On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan ("ESOP"). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $5.1 million at December 31, 1999, is accounted for as a reduction to share-owner's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

        Protective leases furnished office space and computers to affiliates. Lease revenues were $3.7 million in 1999, $3.0 million in 1998, and $3.1 million in 1997. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $69.2 million, $56.2 million, and $51.6 million in 1999, 1998, and 1997, respectively. Commissions paid to affiliated marketing organizations of $11.4 million, $8.4 million, and $5.2 million in 1999, 1998, and 1997, respectively, were included in deferred policy acquisition costs.

        Certain corporations with which PLC's directors were affiliated paid Protective premiums, policy fees, or deposits for various types of insurance and investment products. Such premiums, policy fees, and deposits amounted to $56.4 million, $28.6 million and $21.4 million in 1999, 1998, and 1997, respectively. Protective and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $16.9 million, $7.3 million and $5.4 million in 1999, 1998, and 1997, respectively.

        For a discussion of indebtedness to related parties, see Note E.

Note K-- OPERATING SEGMENTS

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

Life Insurance

        Individual Life Division. The Individual Life Division markets level premium term and term-like insurance products, universal life, and variable universal life on a national basis primarily through networks of independent insurance agents.

        West Coast Division. The West Coast Division sells universal life and level premium term-like insurance products in the life insurance brokerage market and in the “bank owned life insurance” market.

        Acquisitions Division. The Acquisitions Division focuses on acquiring, converting, and servicing policies acquired from other companies. The Division’s primary focus is on life insurance policies sold to individuals.

Specialty Insurance Products

        Dental and Consumer Benefits Division. The Division’s primary focus is on indemnity and prepaid dental products. In 1997, the Division exited from the traditional group major medical business, fulfilling the Division’s strategy to focus primarily on dental and related products.

        Financial Institutions Division. The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also includes a small property casualty insurer that sells automobile service contracts.

Note K-- OPERATING SEGMENTS (continued)

Retirement Savings and Investment Products

        Stable Value Products Division. The Stable Value Products Division markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The Division also offers related products, including fixed and floating rate funding agreements offered to the trustees of municipal bond proceeds, bank trust departments, and money market funds, and long-term annuity contracts offered to fund certain state obligations.

        Investment Products Division. The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division’s sales force.

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

        Operating segment income and assets for the years ended December 31 are as follows:

                                                                                           Life Insurance

                                                                                Individual
Operating Segment Income                                                           Life         West Coast   Acquisitions
------------------------------------------------------------------------- ----------------- --------------- ---------------
1999
Premiums and policy fees                                                         $ 274,598         $87,226       $ 148,620
Reinsurance ceded                                                                 (182,092)        (64,019)        (33,754)
------------------------------------------------------------------------- ----------------- --------------- ---------------
      Net of reinsurance ceded                                                      92,506          23,207         114,866
Net investment income                                                               59,916          78,128         129,806
Realized investment gains (losses)
Other income                                                                        (2,250)          1,302             (9)
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total revenues                                                                     150,172         102,637         244,663
------------------------------------------------------------------------- ----------------- --------------- ---------------
Benefits and settlement expenses                                                    74,455          73,176         129,581
Amortization of deferred policy acquisition costs                                   23,434           6,047          19,444
Other operating expenses                                                            20,850          (2,649)         31,178
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total benefits and expenses                                                        118,739          76,574         180,203
------------------------------------------------------------------------- ----------------- --------------- ---------------
Income before income tax                                                            31,433          26,063          64,460
Income tax expense
------------------------------------------------------------------------- ----------------- --------------- ---------------
Net income
------------------------------------------------------------------------- ----------------- --------------- ---------------
1998
Premiums and policy fees                                                         $ 228,701        $ 75,757       $ 125,329
Reinsurance ceded                                                                 (102,533)        (53,377)        (28,594)
------------------------------------------------------------------------- ----------------- --------------- ---------------
   Net of reinsurance ceded                                                        126,168          22,380          96,735
Net investment income                                                               55,779          63,492         112,154
Realized investment gains (losses)
Other income                                                                            70               6           1,713
------------------------------------------------------------------------- ----------------- --------------- ---------------
   Total revenues                                                                  182,017          85,878         210,602
------------------------------------------------------------------------- ----------------- --------------- ---------------
Benefits and settlement expenses                                                   106,308          54,617         112,051
Amortization of deferred policy acquisition costs                                   30,543           4,924          18,894
Other operating expenses                                                            14,983           5,354          26,717
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total benefits and expenses                                                        151,834          64,895         157,662
------------------------------------------------------------------------- ----------------- --------------- ---------------
Income before income tax                                                            30,183          20,983          52,940
Income tax expense
------------------------------------------------------------------------- ----------------- --------------- ---------------
Net income
------------------------------------------------------------------------- ----------------- --------------- ---------------
1997
Premiums and policy fees                                                         $ 182,746        $ 41,290       $ 120,504
Reinsurance ceded                                                                  (55,266)        (27,168)        (17,869)
------------------------------------------------------------------------- ----------------- --------------- ---------------
   Net of reinsurance ceded                                                        127,480          14,122         102,635
Net investment income                                                               54,593          30,194         110,155
Realized investment gains (losses)
Other income                                                                           617                              10
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total revenues                                                                     182,690          44,316         212,800
------------------------------------------------------------------------- ----------------- --------------- ---------------
Benefits and settlement expenses                                                   114,678          28,304         116,506
Amortization of deferred policy acquisition costs                                   27,354             961          16,606
Other operating expenses                                                            18,178           6,849          23,016
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total benefits and expenses                                                        160,210          36,114         156,128
------------------------------------------------------------------------- ----------------- --------------- ---------------
Income before income tax                                                            22,480           8,202          56,672
Income tax expense
------------------------------------------------------------------------- ----------------- --------------- ---------------
Net income
------------------------------------------------------------------------- ----------------- --------------- ---------------
Operating Segment Assets
1999
Investments and other assets                                                    $1,205,968      $1,343,517      $1,553,954
Deferred policy acquisition costs                                                  379,117         200,605         235,903
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total assets                                                                    $1,585,085      $1,544,122      $1,789,857
------------------------------------------------------------------------- ----------------- --------------- ---------------
Operating Segment Assets
1998
Investments and other assets                                                    $1,076,202      $1,149,642      $1,600,123
Deferred policy acquisition costs                                                  301,941         144,455         255,347
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total assets                                                                    $1,378,143      $1,294,097      $1,855,470
------------------------------------------------------------------------- ----------------- --------------- ---------------
Investments and other assets                                                     $ 960,316       $ 910,030      $1,401,294
Deferred policy acquisition costs                                                  252,321         108,126         138,052
------------------------------------------------------------------------- ----------------- --------------- ---------------
Total assets                                                                    $1,212,637      $1,018,156      $1,539,346
------------------------------------------------------------------------- ----------------- --------------- ---------------
(1)  Adjustments  represent the inclusion of unallocated  realized investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.

                                          Retirement Savings and
    Specialty Insurance Products           Investment Products

    Dental and                           Stable                           Corporate
     Consumer         Financial          Value          Investment           and                               Total
     Benefits       Institutions        Products         Products           Other        Adjustments (1)    Consolidated
 -------------------------------------------------------------------------------------------------------------------------

        $ 317,360         $ 284,891                          $  24,248           $  313                       $ 1,137,256
          (81,240)         (176,928)                                                                             (538,033)
 -------------------------------------------------------------------------------------------------------------------------
          236,120           107,963                             24,248              313                           599,223
           14,915            24,121        $ 210,208           106,599             (462)                          623,231
                                                (549)            1,446                             $ 3,863          4,760
            6,277            15,831                              2,146            3,805                            27,102
 -------------------------------------------------------------------------------------------------------------------------
          257,312           147,915          209,659           134,439            3,656                         1,254,316
 -------------------------------------------------------------------------------------------------------------------------
          172,166            55,899          175,290            88,642            2,318                           771,527
           10,705            24,718              744            19,820                1                           104,913
           56,396            44,728            4,709            14,617            6,610                           176,439
 -------------------------------------------------------------------------------------------------------------------------
          239,267           125,345          180,743           123,079            8,929                         1,052,879
 -------------------------------------------------------------------------------------------------------------------------
           18,045            22,570           28,916            11,360           (5,273)                          201,437
                                                                                                    73,179         73,179
 -------------------------------------------------------------------------------------------------------------------------
                                                                                                                $ 128,258
 -------------------------------------------------------------------------------------------------------------------------

        $ 277,316         $ 301,230                           $ 18,809           $  198                        $1,027,340
          (85,753)         (188,958)                                                                            (459,215)
 -------------------------------------------------------------------------------------------------------------------------
          191,563           112,272                             18,809              198                           568,125
           15,245            25,068        $ 213,136           105,827           13,094                           603,795
                                               1,609             1,318                             $ (791)          2,136
            4,295            10,302                              1,799            2,016                            20,201
 -------------------------------------------------------------------------------------------------------------------------
          211,103           147,642          214,745           127,753           15,308                         1,194,257
 -------------------------------------------------------------------------------------------------------------------------
          140,632            52,629          178,745            85,045              469                           730,496
           10,352            28,526              735            17,213                1                           111,188
           49,913            48,837            2,876            14,428            9,120                           172,228
 -------------------------------------------------------------------------------------------------------------------------
          200,897           129,992          182,356           116,686            9,590                         1,013,912
 -------------------------------------------------------------------------------------------------------------------------
           10,206            17,650           32,389            11,067            5,718                           180,345
                                                                                                    63,162         63,162
 -------------------------------------------------------------------------------------------------------------------------
                                                                                                                $ 117,183
 -------------------------------------------------------------------------------------------------------------------------

        $ 260,590         $ 196,694                           $ 12,367           $  229                         $ 814,420
         (109,480)         (124,431)                                                                             (334,214)
 -------------------------------------------------------------------------------------------------------------------------
          151,110            72,263                             12,367              229                           480,206
           23,810            16,341        $ 211,915           105,196            5,284                           557,488
                                             (3,180)               589                              $4,415          1,824
            1,278             3,033                               (192)           1,403                             6,149
 -------------------------------------------------------------------------------------------------------------------------
          176,198            91,637          208,735           117,960            6,916                         1,045,667
 -------------------------------------------------------------------------------------------------------------------------
          110,148            27,643          179,235            82,019              339                           658,872
           15,711            30,812              618            15,110                3                           107,175
           38,572            20,165            3,945            12,312            6,833                           129,870
 -------------------------------------------------------------------------------------------------------------------------
          164,431            78,620          183,798           109,441            7,175                           895,917
 -------------------------------------------------------------------------------------------------------------------------
           11,767            13,017           24,937             8,519             (259)                          149,750
                                                                                                    52,302         52,302
 -------------------------------------------------------------------------------------------------------------------------
                                                                                                                $  97,448
 -------------------------------------------------------------------------------------------------------------------------

         $197,673          $727,857       $2,766,178        $3,355,863         $418,609                       $11,569,619
           25,819            51,339            1,156           117,577                8                         1,011,524
 -------------------------------------------------------------------------------------------------------------------------
         $223,492          $779,196       $2,767,334        $3,473,440         $418,617                       $12,581,143
 -------------------------------------------------------------------------------------------------------------------------

         $197,337          $645,909       $2,869,304        $2,542,536         $700,417                       $10,781,470
           23,836            39,212            1,448            75,177                9                           841,425
 -------------------------------------------------------------------------------------------------------------------------
         $221,173          $685,121       $2,870,752        $2,617,713         $700,426                       $11,622,895
 -------------------------------------------------------------------------------------------------------------------------

         $208,071          $536,058       $2,887,732        $2,313,279         $525,896                        $9,742,676
           22,459            52,836            1,785            56,074              952                           632,605
 -------------------------------------------------------------------------------------------------------------------------
         $230,530          $588,894       $2,889,517        $2,369,353         $526,848                       $10,375,281
 -------------------------------------------------------------------------------------------------------------------------

Note L-- EMPLOYEE BENEFIT PLANS

        PLC has a defined benefit pension plan covering substantially all of its employees. The plan is not separable by affiliates participating in the plan. However, approximately 81% of the participants in the plan are employees of Protective. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum finding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

        The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                                    1999        1998
                                                                                                ---------------------

    Projected benefit obligation, beginning of the year....................................    $  36,547   $  30,612
    Service cost - benefits earned during the year.........................................        3,270       2,585
    Interest cost - on projected benefit obligation........................................        2,779       2,203
    Actuarial gain (loss)..................................................................       (5,729)      2,115
    Plan amendment.........................................................................           32         160
    Benefits paid..........................................................................         (369)     (1,128)
                                                                                                ---------------------
    Projected benefit obligation, end of the year..........................................       36,530      36,547
                                                                                                ---------------------
    Fair value of plan assets beginning of the year........................................    $  25,147   $  21,763
    Actual return on plan assets...........................................................        2,594       1,689
    Employer contribution..................................................................        7,048       2,823
    Benefits paid..........................................................................         (369)     (1,128)
                                                                                                ---------------------
    Fair value of plan assets end of the year..............................................    $  34,420      25,147
                                                                                                ---------------------
    Plan assets less than the projected benefit obligation.................................    $  (2,110)   $(11,400)
    Unrecognized net actuarial loss from past experience different from that assumed.......        2,601       9,069
    Unrecognized prior service cost........................................................          569         652
    Unrecognized net transition asset......................................................          (17)        (34)
                                                                                                ---------------------
    Net pension liability recognized in balance sheet......................................    $   1,043   $  (1,713)
                                                                                                =====================

    Net pension cost of the defined benefit pension plan includes the following  components for the years ended
    December 31:

                                                                                       1999         1998        1997
                                                                                --------------------------------------

    Service cost..............................................................       $3,270      $ 2,585     $ 2,112
    Interest cost.............................................................        2,779        2,203       2,036
    Expected return on plan assets............................................       (2,348)      (1,950)     (1,793)
    Amortization of prior service cost........................................          115          112         100
    Amortization of transition asset..........................................          (17)         (17)        (17)
    Recognized net actuarial loss.............................................          494          305         152
                                                                                --------------------------------------
    Net pension cost..........................................................       $4,293      $ 3,238     $ 2,590
                                                                                ======================================
Protective's share of the net pension cost was $3.6 million, $2.6 million, and $1.8 million, in 1999, 1998, and 1997, respectively. Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                                    1999         1998        1997
                                                                                -----------------------------------
    Weighted average discount rate.................................                 8.00%        6.75%       7.25%
    Rates of increase in compensation level........................                 5.75%        4.75%       5.25%
    Expected long-term rate of return on assets....................                 8.50%        8.50%       8.50%

        Assets of the pension plan are included in the general assets of Protective. Until recently, upon retirement, the amount of pension plan assets vested in the retiree were used to purchase a single premium annuity from Protective in the retiree’s name. Therefore, amounts presented above as plan assets exclude assets relating to retirees. Beginning July 1, 1999, retiree obligations are being fulfilled from pension plan assets.

        PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 1999 and 1998, the projected benefit obligation of this plan totaled $13.1 million and $11.7 million, respectively, of which $8.3 million and $7.8 million, respectively, have been recognized in PLC’s financial statements.

        Net pension cost of the excess benefits plan includes the following components for the years ended December 31:

                                                                                       1999         1998        1997
                                                                                ------------------------------------

Service cost..................................................................      $   695      $   611     $   544
Interest cost.................................................................          887          722         651
Plan amendment................................................................                                   351
Amortization of prior service cost............................................          113          112         112
Amortization of transition asset..............................................           37           37          37
Recognized net actuarial loss.................................................          265          173         180
                                                                                ------------------------------------
Net pension cost..............................................................       $1,997       $1,655      $1,875
                                                                                ====================================

        In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 1999 and 1998, the liability for such benefits totaled $1.2 million. The expense recorded by PLC was $0.1 million in 1999, 1998 and 1997. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement equal to the employees’ annual compensation up to a maximum of $75,000. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        PLC sponsors a defined contribution plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. PLC established an Employee Stock Ownership Plan (“ESOP”) to match voluntary employee contributions to PLC’s 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to Protective less dividends on shares held by the ESOP. At December 31, 1999, PLC had committed up to 120,812 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was less than $0.1 million in 1999, 1998, and 1997.

        PLC sponsors a deferred compensation plan for certain directors, officers, agents, and others. Compensation deferred is credited to the participants in cash, PLC Common Stock, or a combination thereof.

Note M-- STOCK BASED COMPENSATION

        Certain Protective employees participate in PLC’s Long-Term Incentive Plan (previously known as the Performance Share Plan) and receive stock appreciation rights (SARs) from PLC.

        Since 1973 PLC has had a Long-Term Incentive Plan (previously known as the Performance Share Plan) to motivate senior management to focus on PLC’s long-range earnings performance through the awarding of performance shares. The criterion for payment of performance share awards is based upon a comparison of PLC’s average return on average equity and total rate of return over a four year award period (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life and multiline insurance companies. If PLC’s results are below the median of the comparison group, no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Under the plan approved by share owners in 1992 and 1997, up to 6,400,000 shares may be issued in payment of awards. The number of shares granted in 1999, 1998, and 1997 were 99,380, 71,340 and 98,780, respectively, having an approximate market value on the grant date of $3.4 million, $2.3 million, and $2.0 million, respectively. At December 31, 1999, outstanding awards measured at target and maximum payouts were 424,960 and 571,396 shares, respectively. The expense recorded by PLC for the Long-Term Incentive Plan was $3.4 million, $2.7 million, and $2.7 million in 1999, 1998, and 1997, respectively.

        During 1996, stock appreciation rights (SARs) were granted to certain executives of PLC to provide long-term incentive compensation based on the performance of PLC’s Common Stock. Under this arrangement PLC will pay (in shares of PLC Common Stock) an amount equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date. The SARs are exercisable after five years (earlier upon the death, disability or retirement of the executive, or in certain circumstances, of a change in control of PLC) and expire in 2006 or upon termination of employment. The number of SARs granted during 1996 and outstanding at December 31, 1999 was 675,000. The SARs have a base price of $17.4375 per share of PLC Common Stock (the market price on the grant date was $17.50 per share). The estimated fair value of the SARs on the grant date was $3.0 million. This estimate was derived using the Roll-Geske variation of the Black-Sholes option pricing model. Assumptions used in the pricing model are as follows: expected volatility rate of 15% (approximately equal to that of the S & P Life Insurance Index), a risk free interest rate of 6.35%, a dividend yield rate of 1.97%, and an expected exercise date of August 15, 2002. The expense recorded by PLC for the SARs was $0.6 million in 1999, 1998 and 1997.

Note N — REINSURANCE

        Protective assumes risks from, and reinsures certain of its risks with other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of Protective’s new life insurance and credit insurance sales are being reinsured. Protective reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        Protective has reinsured approximately $93.5 billion, $64.8 billion, and $34.1 billion in face amount of life insurance risks with other insurers representing $364.7 million, $294.4 million, and $147.2 million of premium income for 1999, 1998, and 1997, respectively. Protective has also reinsured accident and health risks representing $172.8 million, $164.8 million, and $187.7 million of premium income for 1999, 1998, and 1997, respectively. In 1999 and 1998, policy and claim reserves relating to insurance ceded of $739.3 million and $658.7 million respectively are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 1999 and 1998, Protective had paid $46.8 million and $22.8 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 1999, Protective had receivables of $74.0 million related to insurance assumed.

Note O-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of Protective’s financial instruments at December 31 are as follows:

                                                              1999                               1998
                                                -----------------------------------------------------------------

                                                                     Estimated                         Estimated
                                                     Carrying           Fair              Carrying       Fair
                                                      Amount           Values              Amount       Values
                                                -----------------------------------------------------------------

    Assets (see Notes A and C):
    Investments:
        Fixed maturities......................      $6,275,607        $6,275,607         $6,400,262    $6,400,262
        Equity securities.....................          30,696            30,696             12,258        12,258
        Mortgage loans on real estate.........       1,946,690         1,909,026          1,623,603     1,774,379
        Short-term investments................          81,171            81,171            159,655       159,655

    Liabilities (see Notes A and E):
        Guaranteed investment contract deposits      2,680,009         2,649,616          2,691,697     2,751,007
        Annuity deposits......................       1,639,231         1,598,993          1,519,820     1,513,148
        Notes payable.........................           2,338             2,338              2,363         2,363
    Other (see Note A):
        Derivative Financial Instruments......           5,273             3,564                986         6,426

        Except as noted below, fair values were estimated using quoted market prices. Protective estimates the fair value of its mortgage loans using discounted cash flows from the next call date. Protective believes the fair value of its short-term investments and notes payable to banks approximates book value due to either being short-term or having a variable rate of interest. Protective estimates the fair value of its guaranteed investment contracts and annuities using discounted cash flows and surrender values, respectively. Protective believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.

        Protective estimates the fair value of its derivative financial instruments using market quotes or derivative pricing models. The fair value represents the net amount of cash Protective would have received (or paid) had the contracts been terminated on December 31.

Note P-- SUBSEQUENT EVENT

        On January 20, 2000, Protective acquired the Lyndon Insurance Group (Lyndon). Lyndon manufactures and markets a variety of specialty insurance products including credit insurance, and vehicle and marine service agreements.

                                          SCHEDULE III-- SUPPLEMENTARY INSURANCE INFORMATION
                                            PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                              (in thousands)

-------------------------------------------------------------------------------------------------------------------------------
       COL. A        COL. B       COL. C     COL. D      COL. E        COL. F     COL. G     COL. H       COL. I      COL. J
-------------------------------------------------------------------------------------------------------------------------------
                                                      Stable Value and
                                   Future                 Annuity                                       Amortization
                       Deferred    Policy                 Deposits      Premiums             Benefits   of Deferred
                       Policy     Benefits                and Other       and       Net         and        Policy       Other
                     Acquisition    and       Unearned  Policyholders'  Policy   Investment  Settlement  Acquisition   Operating
    Segment             Costs      Claims     Premiums     Funds         Fees      Income(1)  Expenses      Costs      Expenses (1)
-------------------------------------------------------------------------------------------------------------------------------

Year Ended
December 31,1999:
Life Insurance
   Individual Life      $379,117 $1,210,188 $      338    $   17,159 $   92,506  $  59,916  $  74,455   $   23,434     $ 20,851
   West Coast            200,605  1,279,554          0        74,831     23,208     78,126     73,176        6,047       (2,649)
   Acquisitions          235,903  1,374,445        558       260,267    114,866    129,806    129,581       19,444       31,178
Specialty Insurance
  Products
   Dental and Consumer
    Benefits              25,819    126,592      2,994        74,204    236,120     14,915    172,165       10,705       56,396
   Financial Institutions 51,339    150,888    503,735         9,044    107,962     24,122     55,899       24,718       44,728
Retirement Savings and
    Investment Products
   Stable Value Products   1,156    167,415          0     2,680,009          0    210,209    175,291          744        4,708
    Investment Products  117,577    254,492          0     1,320,453     24,248    106,599     88,642       19,820       14,617
Corporate and Other            8      2,852         34            88        313       (462)     2,318            1        6,610
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL         $1,011,524 $4,566,426   $507,659    $4,436,055 $  599,223   $623,231  $ 771,527   $  104,913     $176,439
===============================================================================================================================

Year Ended
December 31,1998:
Life Insurance
   Individual Life...   $301,941 $1,054,253 $      355    $  10,802  $  126,168  $  55,779  $ 106,308   $  30,543      $14,983
   West Coast........    144,455  1,006,280          0       77,254      22,380     63,492     54,617       4,924        5,354
   Acquisitions......    255,347  1,383,759        553      233,846      96,735    112,154    112,051      18,894       26,717
Specialty Insurance Products
   Dental and Consumer
      Benefits.......     23,836    111,916      3,341       78,224     191,563     15,245    140,632      10,352       49,913
   Financial Institution  39,212    215,451    385,006      105,434     112,272     25,068     52,629      28,526       48,837
Retirement Savings and
    Investment Products
   Stable Value Contracts  1,448    172,674          0    2,691,697           0    213,136    178,745         735        2,876
   Investment Products    75,177    194,726          0    1,233,528      18,809    105,827     85,045      17,213       14,428
Corporate and Other..          9        944         39           88         198     13,094        469           1        9,120
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL........   $841,425 $4,140,003 $  389,294   $4,430,873  $  568,125  $ 603,795  $ 730,496   $ 111,188     $172,228
===============================================================================================================================

Year Ended
December 31,1997:
Life Insurance
   Individual Life...   $252,321 $  920,924 $      356   $   16,334  $  127,480  $  54,593  $ 114,678   $  27,354    $  18,178
   West Coast........    108,126    739,463          0       95,495      14,122     30,194     28,304         961        6,849
   Acquisitions......    138,052  1,025,340      1,437      311,150     102,635    110,155    116,506      16,606       23,016
Specialty Insurance Products
   Dental and Consumer
      Benefits.......     22,459    120,925      2,536       80,654     151,110     23,810    110,148      15,711       38,572
   Financial Institutions 52,836    159,422    391,085        6,791      72,263     16,341     27,643      30,812       20,165
Retirement Savings and
    Investment Products
   Stable Value Products   1,785    180,690          0    2,684,676           0    211,915    179,235         618        3,945
   Investment Products    56,074    177,150          0    1,184,268      12,367    105,196     82,019      15,110       12,312
Corporate and Other..        952        380      1,282          185         229      5,284        339           3        6,833
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL........   $632,605 $3,324,294   $396,696   $4,379,553  $  480,206  $ 557,488  $ 658,872   $ 107,175     $129,870
===============================================================================================================================

(1)   Allocations of Net Investment  Income and Other  Operating  Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                                                        SCHEDULE IV-- REINSURANCE
                                           PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                         (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Percentage
                                                                            Ceded to         Assumed                      of Amount
                                                             Gross           Other          from Other        Net          Assumed
                                                              Amount        Companies       Companies        Amount         to Net
-----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31,1999:
   Life insurance in force...........................  $   120,577,512   $  92,566,755    $   9,239,074  $  37,249,831        24.8%
                                                        ===========================================================================

Premiums and policy fees:
   Life insurance....................................  $       540,430   $     364,680    $     131,855  $     307,605        42.9%
   Accident and health insurance.....................          403,491         172,852           27,266        257,905        10.6%
   Property and liability insurance..................           34,104             501              110         33,713         0.3%
                                                        ---------------------------------------------------------------
       TOTAL.........................................  $       978,025   $     538,033    $     159,231  $     599,223
                                                        ===============================================================

Year Ended December 31,1998:
   Life insurance in force...........................  $    91,980,657   $  64,846,246    $  18,010,434  $  45,144,845        39.9%
                                                        ===========================================================================

Premiums and policy fees:
   Life insurance....................................  $       537,002   $     294,363    $      87,965  $     330,604        26.6%
   Accident and health insurance.....................          361,705         164,852           14,279        211,132         6.8%
   Property and liability insurance..................           26,389                                          26,389         0.0%
                                                        ---------------------------------------------------------------
       TOTAL.........................................  $       925,096   $     459,215    $     102,244  $     568,125
                                                        ===============================================================

Year Ended December 31,1997:
   Life insurance in force...........................  $    78,240,282   $  34,139,554    $  11,013,202  $  55,113,930        20.0
                                                        ============================================================================

Premiums and policy fees:
   Life insurance....................................  $       387,108   $     147,184    $      74,738  $     314,662        23.8%
   Accident and health insurance.....................          336,575         187,539           10,510        159,546         6.7%
   Property and liability insurance..................            6,139             176               35          5,998         0.6%
                                                        ---------------------------------------------------------------
       TOTAL.........................................  $       729,822   $     334,899    $      85,283  $     480,206
                                                        ===============================================================

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

        1.     Financial Statements (Item 8)

        2.     Financial Statement Schedules (see index annexed)

        3.     Exhibits:
The exhibits listed in the Exhibit Index on page 39 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

(b) Reports on Form 8-K:

   None

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 28, 1999.

                                   PROTECTIVE LIFE INSURANCE COMPANY

                                   By:  /s/ DRAYTON NABERS, JR.
March 28, 2000                              Chairman of the Board

    Pursuant  to the  requirements  of Section 13 of the  Securities  Exchange  Act of 1934,  this  report has been signed by the following persons in the capacities and on the dates indicated:

                    Signature                                           Title                            Date

  (i)  Principal Executive Officer
       /s/DRAYTON NABERS, JR.                                 Chairman of the Board and              March 28, 2000
          Drayton Nabers, Jr.                                  Chief Executive Officer
                                                             (Principal Executive Officer
                                                                     and Director)

  (ii) Principal Financial Officer
       /s/JOHN D. JOHNS                                         President and Chief                  March 28, 2000
          John D. Johns                                          Operating Officer
                                                             (Principal Financial Officer
                                                                     and Director)

  (iii)Principal Accounting Officer
       /s/JERRY W. DEFOOR                                  Vice President and Controller,            March 28, 2000
          Jerry W. DeFoor                                   and Chief Accounting Officer
                                                            (Principal Accounting Officer)

  (iv) Board of Directors:

       /s/DRAYTON NABERS, JR.                                         Director                       March 28, 2000
          Drayton Nabers, Jr.

       /s/JOHN D. JOHNS                                               Director                       March 28, 2000
          John D. Johns

       *                                                              Director                       March 28, 2000
          Danny L. Bentley

       *                                                                 Director                    March 28, 2000
          Richard J. Bielen

       *                                                                 Director                    March 28, 2000
          R. Stephen Briggs

       *                                                                 Director                    March 28, 2000
          T. Davis Keyes

       *                                                                 Director                    March 28, 2000
          Carolyn King

       *                                                                 Director                    March 28, 2000
          Deborah J. Long

       *                                                                 Director                    March 28, 2000
          Jim E. Massengale

      *                                                                 Director                     March 28, 2000
          Steven A. Schultz

      *                                                                 Director                     March 28, 2000
          Wayne E. Stuenkel

      *                                                                 Director                     March 28, 2000
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
        **   4(r)        --        Tax-Sheltered Annuity Endorsement
        **   4(s)        --        Individual Retirement Annuity Endorsement
        **   4(t)        --        Section 457 Deferred Compensation Plan Endorsement
        **   4(v)        --        Qualified Retirement Plan Endorsement
      ****   4(w)        --        Endorsement-- Group Policy
      ****   4(x)        --        Endorsement-- Certificate
      ****   4(y)        --        Endorsement-- Individual Contract
      ****   4(z)        --        Endorsement (Annuity Deposits)-- Group Policy
      ****   4(aa)       --        Endorsement (Annuity Deposits)-- Certificate
      ****   4(bb)       --        Endorsement (Annuity Deposits)-- Individual Contracts
     *****   4(cc)       --        Endorsement-- Individual
     *****   4(dd)       --        Endorsement-- Group Contract/Certificate
    ******   4(ee)       --        Endorsement (96)-- Individual
    ******   4(ff)       --        Endorsement (96)-- Group Contract
    ******   4(gg)       --        Endorsement (96)-- Group Certificate
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