Form 10-Q
period 2000-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2000-05-15
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Registrant's telephone number, including area code (205) 879-9230

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 5, 2000: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)
                                         PROTECTIVE LIFE INSURANCE COMPANY

                                                       INDEX

                                                                                                                                                                                                                -----------
Part I.   Financial Information:

   Item 1.     Financial Statements:
        Report of Independent Accountants
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 2000 and 1999 (unaudited)
        Consolidated Condensed Balance Sheets as of March 31, 2000
          (unaudited) and December 31, 1999
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 2000 and 1999 (unaudited)
        Notes to Consolidated Condensed Financial Statements (unaudited)

   Item 2.     Management's Narrative Analysis of the Results of Operations

   Item 3.     Quantitative and Qualitative Disclosures About Risk

Part II.     Other Information:

   Item 6. Exhibits and Reports on Form 8-K

Signature
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2000 and 1999, and consolidated condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, share- owner’s equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                               /s/ PricewaterhouseCoopers LLP
                                                               PricewaterhouseCoopers LLP

Birmingham, Alabama
April 26, 2000

                                                 PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31
                                                                                                           --------------------
                                                                                                            2000          1999
                                                                                                            ----          ----

REVENUES
     Premiums and policy fees                                                                              $323,645     $269,738
     Reinsurance ceded                                                                                     (145,487)    (117,952)
                                                                                                           --------     --------
        Premiums and policy fees, net of reinsurance ceded                                                  178,158      151,786
     Net investment income                                                                                  163,821      149,454
     Realized investment gains                                                                                2,446        1,449
     Other income                                                                                            10,985        3,371
                                                                                                          ---------    ---------
                                                                                                            355,410      306,060
                                                                                                           --------     --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        2000 - $96,754; 1999 - $63,686)                                                                     234,419      185,436
     Amortization of deferred policy acquisition costs                                                       37,518       30,952
     Other operating expenses (net of reinsurance ceded:
        2000 - $48,662; 1999 - $30,404)                                                                      44,464       43,288
                                                                                                           --------    ---------
                                                                                                            316,401      259,676

INCOME BEFORE INCOME TAX                                                                                     39,009       46,384

Income tax expense                                                                                           13,133       16,499
                                                                                                           --------     --------

NET INCOME                                                                                                 $ 25,876     $ 29,885
                                                                                                           ========     ========

See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                      MARCH 31          DECEMBER 31
                                                                                        2000               1999
                                                                                     -------------------------------
                                                                                            (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                               $ 6,774,435         $ 6,275,607
    Equity securities                                                                   18,205              30,696
    Mortgage loans on real estate                                                    1,968,703           1,946,690
    Investment in real estate, net of accumulated depreciation                          15,643              15,582
    Policy loans                                                                       230,160             232,126
    Other long-term investments                                                         82,291              68,890
    Short-term investments                                                             118,262              81,171
                                                                                  ------------        ------------
     Total investments                                                               9,207,699           8,650,762

  Cash                                                                                  25,085
  Accrued investment income                                                            108,202             101,120
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts                                                               54,366              45,852
  Reinsurance receivables                                                              979,001             859,684
  Deferred policy acquisition costs                                                  1,107,127           1,011,524
  Property and equipment, net                                                           50,194              49,002
  Other assets                                                                          62,573              27,712
  Receivable from related parties                                                        9,204              13,059
  Assets related to separate accounts
    Variable Annuity                                                                 1,910,097           1,778,618
    Variable Universal Life                                                             50,720              40,293
    Other                                                                                3,573               3,517
                                                                                --------------      --------------
                                                                                   $13,567,841         $12,581,143
                                                                                   ===========         ===========

LIABILITIES
  Policy liabilities and accruals                                                  $ 5,508,989         $ 5,074,085
  Stable value investment contract deposits                                          2,907,050           2,680,009
  Annuity deposits                                                                   1,694,932           1,639,231
  Other policyholders' funds                                                           116,357             116,815
  Other liabilities                                                                    329,014             293,862
  Accrued income taxes                                                                 (23,364)            (25,833)
  Deferred income taxes                                                                (25,910)            (32,335)
  Notes payable                                                                          2,332               2,338
  Indebtedness to related parties                                                       14,000              14,000
  Liabilities related to separate accounts
    Variable Annuity                                                                 1,910,097           1,778,618
    Variable Universal Life                                                             50,720              40,293
    Other                                                                                3,573               3,517
                                                                                --------------      --------------
                                                                                    12,487,790          11,584,600
                                                                                   -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           386,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (4,841)             (5,148)
  Retained earnings                                                                    840,653             814,777
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments
     (net of income tax (benefit): 2000 - $(79,560); 1999 - $(78,658))                (147,755)           (146,080)
                                                                                 --------------      -------------
                                                                                     1,080,051             996,543
                                                                                  ------------       -------------
                                                                                   $13,567,841         $12,581,143
                                                                                   ===========         ===========

See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                            ----------------------
                                                                                             2000           1999
                                                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $    25,876     $    29,885
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment gains                                                            (2,446)         (1,449)
       Amortization of deferred policy acquisition costs                                    37,517          30,952
       Capitalization of deferred policy acquisition costs                                 (94,812)        (48,557)
       Depreciation expense                                                                  1,934           1,739
       Deferred income tax                                                                   7,534            (534)
       Accrued income tax                                                                    2,835          15,204
       Interest credited to universal life and investment products                          92,818          85,361
       Policy fees assessed on universal life and investment products                      (48,498)        (36,243)
       Change in accrued investment income and other receivables                           (11,185)        (24,999)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                     99,007          36,010
       Change in other liabilities                                                          12,048         (20,396)
       Other (net)                                                                          27,036           2,298
                                                                                          --------        --------
    Net cash provided by operating activities                                              149,664          69,271
                                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                    2,358,438       3,682,197
       Other                                                                                14,873          59,209
    Sale of investments
       Investments available for sale                                                      260,445         214,724
       Other                                                                                17,096          47,959
    Cost of investments acquired
       Investments available for sale                                                   (2,873,722)     (3,947,000)
       Other                                                                               (59,275)       (163,781)
    Acquisition and bulk reinsurance assumptions, net of cash received                    (150,903)
    Purchase of property and equipment                                                      (1,928)         (5,544)
                                                                                         ----------     ----------
    Net cash used in investing activities                                                 (434,976)       (112,236)
                                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                    959,200         270,100
    Principal payments on line of credit arrangements and debt                            (959,200)       (270,100)
    Capital contribution from PLC                                                           59,000
    Investment product deposits and change in universal life deposits                      564,747         401,145
    Investment product withdrawals                                                        (313,350)       (358,180)
                                                                                       -----------     -----------
    Net cash provided by financing activities                                              310,397          42,965
                                                                                       -----------    ------------

INCREASE IN CASH                                                                            25,085               0
CASH AT BEGINNING OF PERIOD                                                                      0               0
                                                                                      ------------     -----------
CASH AT END OF PERIOD                                                                 $     25,085     $         0
                                                                                      ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on debt                                                               $      1,526     $       517
       Income taxes                                                                   $      1,986     $

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                          $        307     $       183
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                $    496,221
       Liabilities assumed                                                                (345,318)
                                                                                      -------------
    Net                                                                               $    150,903
                                                                                      =============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANYNOTES
TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 1999.

        Protective Life is a wholly-owned subsidiary of Protective Life Corporation (“PLC”).

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective Life does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. In some states, including Alabama (where Protective Life maintains its headquarters), juries have substantial discretion in awarding punitive damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. Protective Life, like other insurers, in the ordinary course of business, is involved in such litigation or alternatively in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

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

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment in order to reflect management's current focus. Prior period results have been restated to reflect the change.

                                                            Operating Segment Income for the
                                                             Three Months Ended March 31, 2000
                                         ------------------------------------------------------------------------
                                                                        (In Thousands)
                                                                                             Specialty Insurance
                                                        Life Insurance                              Products

                                                                                          Dental and
                                           Individual                                       Consumer     Financial
                                             Life       West Coast   Acquisitions         Benefits    Institutions
                                         ------------   ----------   ------------       ------------  ------------

Premiums and policy fees                     $81,854      $23,270      $34,790              $72,252      $87,085
Reinsurance ceded                            (56,081)     (16,005)      (7,942)             (27,410)     (38,049)
                                             -------      -------     --------              -------      -------
  Net of reinsurance ceded                    25,773        7,265       26,848               44,842       49,036
Net investment income                         14,328       21,795       28,915                2,485       11,121
Realized investment gains (losses)
Other income                                    (672)                                         2,947        6,766
                                            --------   ---------- ------------              -------    ---------
     Total revenues                           39,429       29,060       55,763               50,274       66,923
                                             -------      -------    ---------              -------     --------
Benefits and settlement expenses              23,233       20,143       33,363               33,892       31,270
Amortization of deferred policy
 acquisition costs                             7,216        3,102        3,930                2,712       13,290
Other operating expenses                        (922)      (2,805)       6,706               10,520       15,507
                                            --------      -------     --------              -------      -------
     Total benefits and expenses              29,527       20,440       43,999               47,124       60,067
                                             -------      -------      -------              -------      -------
Income before income tax                       9,902        8,620       11,764                3,150        6,856

                                            Retirement Savings and
                                              Investment Products

                                             Stable                        Corporate
                                              Value         Investment       and                      Total
                                             Products        Products       Other      Adjustments  Consolidated
                                             --------      -----------   -----------   -----------  ------------

Premiums and policy fees                                       $7,291       $17,103                    $323,645
Reinsurance ceded                                                                                      (145,487)
                                                           ----------    ----------                    --------
  Net of reinsurance ceded                                      7,291        17,103                     178,158
Net investment income                         $58,996          29,094        (2,913)                    163,821
Realized investment gains (losses)                (58)            429                     $2,075          2,446
Other income                                                      526         1,418                      10,985
                                           ----------        --------       -------    ---------      ---------
     Total revenues                            58,938          37,340        15,608        2,075        355,410
                                              -------         -------       -------       ------       --------
Benefits and settlement expenses               49,058          23,624        19,836                     234,419
Amortization of deferred
 acquisition costs                                207           6,539           522                      37,518
Other operating expenses                        1,076           4,162        10,220                      44,464
                                             --------         -------       -------                    --------
     Total benefits and expenses               50,341          34,325        30,578                     316,401
                                              -------         -------       -------                    --------
Income (loss) before income tax                 8,597           3,015       (14,970)                     39,009
Income tax expense                                                                        13,133         13,133
                                                                                                       --------
     Net income                                                                                        $ 25,876
                                                                                                       ========

                                                           Operating Segment Income for the
                                                            Three Months Ended March 31, 1999
                                       --------------------------------------------------------------------------
                                                                         (In Thousands)
                                                                                             Specialty Insurance
                                                        Life Insurance                              Products

                                                                                          Dental and
                                           Individual                                       Consumer     Financial
                                             Life       West Coast   Acquisitions         Benefits     Institutions
                                        -------------   ----------   ------------       ------------   ------------

Premiums and policy fees                     $64,420      $18,328      $41,105              $55,789        $66,753
Reinsurance ceded                            (37,469)     (12,788)      (8,597)             (17,535)       (41,563)
                                             -------      -------     --------              -------        -------
  Net of reinsurance ceded                    26,951        5,540       32,508               38,254         25,190
Net investment income                         15,553       18,042       33,316                2,647          5,795
Realized investment gains (losses)
Other income                                  (1,029)          (6)          (9)               1,126          2,833
                                             -------   ----------   ----------             --------       --------
     Total revenues                           41,475       23,576       65,815               42,027         33,818
                                             -------      -------      -------              -------        -------
Benefits and settlement expenses              18,922       14,589       35,523               28,550         11,310
Amortization of deferred policy
  acquisition costs                            8,826        1,405        6,094                1,732          6,515
Other operating expense                        5,082        2,000        6,426                8,766         11,023
                                             -------     --------     --------              -------        -------
     Total benefits and expenses              32,830       17,994       48,043               39,048         28,848
                                             -------      -------      -------              -------        -------
Income before income tax                       8,645        5,582       17,772                2,979          4,970

                                            Retirement Savings and
                                              Investment Products

                                             Stable                         Corporate
                                              Value         Investment       and                        Total
                                             Products        Products        Other       Adjustments   Consolidated
                                             --------      -----------    -----------    -----------   ------------

Premiums and policy fees                                      $ 5,382        $17,961                    $269,738
Reinsurance ceded                                                                                       (117,952)
                                                           ----------     ----------                    --------
  Net of reinsurance ceded                                      5,382         17,961                     151,786
Net investment income                         $51,650          25,566         (3,115)                    149,454
Realized investment gains (losses)              3,070             648                      $(2,269)        1,449
Other income                                                      748           (292)                      3,371
                                           ----------        --------       --------    ----------     ---------
     Total revenues                            54,720          32,344         14,554        (2,269)      306,060
                                              -------         -------        -------       -------      --------
Benefits and settlement expenses               43,927          20,859         11,756                     185,436
Amortization of deferred policy
 acquisition costs                                192           5,379            809                      30,952
Other operating expenses                          741           3,159          6,091                      43,288
                                             --------         -------        -------                    --------
     Total benefits and expenses               44,860          29,397         18,656                     259,676
                                              -------         -------        -------                    --------
Income (loss) before income tax                 9,860           2,947         (4,102)                     46,384
Income tax expense                                                                          16,499        16,499
                                                                                                        --------
     Net income                                                                                         $ 29,885
                                                                                                        ========

                                                          Operating Segment Assets
                                                             March 31, 2000
                                     -----------------------------------------------------------------------------
                                                             (In Thousands)
                                                                                             Specialty Insurance
                                                       Life Insurance                                Products

                                                                                           Dental and
                                         Individual                                          Consumer    Financial
                                           Life          West Coast    Acquisitions        Benefits    Institutions
                                       ------------      ----------    ------------      ------------  ------------

Investments and other assets             $1,272,873      $1,374,304      $1,557,194         $208,704    $1,229,957
Deferred policy acquisition costs           366,412         221,477         231,973           29,083       130,203
                                        -----------     -----------     -----------        ---------   -----------
     Total assets                        $1,639,285      $1,595,781      $1,789,167         $237,787    $1,360,160
                                         ==========      ==========      ==========         ========    ==========

                                               Retirement Savings and
                                                 Investment Products

                                             Stable                                     Corporate
                                              Value            Investment                and            Total
                                             Products           Products                 Other        Consolidated
                                             --------         -----------             -----------     ------------

Investments and other assets                $2,998,370         $3,569,139                $250,173      $12,460,714
Deferred policy acquisition costs                1,933            120,776                   5,270        1,107,127
                                         -------------        -----------              ----------     ------------
     Total assets                           $3,000,303         $3,689,915                $255,443      $13,567,841
                                            ==========         ==========                ========      ===========

                                                           Operating Segment Assets
                                                             December 31, 1999
                                     ------------------------------------------------------------------------------
                                                             (In Thousands)
                                                                                             Specialty Insurance
                                                       Life Insurance                                Products

                                                                                        Dental and
                                        Individual                                        Consumer       Financial
                                          Life         West Coast    Acquisitions        Benefits      Institutions
                                      ------------     ----------    ------------     -------------    ------------

Investments and other assets            $1,205,968     $1,343,517      $1,553,954         $197,673        $727,857
Deferred policy acquisition costs          379,117        200,605         235,903           25,819          51,339
                                       -----------    -----------     -----------        ---------       ---------
     Total assets                       $1,585,085     $1,544,122      $1,789,857         $223,492        $779,196
                                        ==========     ==========      ==========         ========        ========

                                               Retirement Savings and
                                                 Investment Products

                                            Stable                                     Corporate
                                             Value             Investment                and            Total
                                            Products            Products                 Other        Consolidated
                                            --------          -----------            ------------     ------------

Investments and other assets               $2,766,178          $3,355,863               $418,609       $11,569,619
Deferred policy acquisition costs               1,156             117,577                      8         1,011,524
                                         ------------         -----------           ------------      ------------
     Total assets                          $2,767,334          $3,473,440               $418,617       $12,581,143
                                           ==========          ==========               ========       ===========
NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2000, and for the three months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner’s equity and net income prepared in conformity with statutory reporting practices of $582.3 million and $17.7 million, respectively.

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owner’s equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect Protective Life’s operations, its reported share-owner’s equity will fluctuate significantly as interest rates change.

        Protective Life’s balance sheets at March 31, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                          MARCH 31                          DECEMBER 31
                                                          --------                          -----------
                                                                        (IN THOUSANDS)

Total investments                                      $    9,453,458                     $   8,894,426
Deferred policy acquisition costs                           1,088,683                           992,518
All other assets                                            3,253,015                         2,918,857
                                                         ------------                      ------------
                                                       $   13,795,156                     $  12,805,801
                                                          ===========                       ===========

Deferred income taxes                                  $       53,650                     $      46,243
All other liabilities                                      12,513,700                        11,616,935
                                                          -----------                       -----------
                                                           12,567,350                        11,663,178
Share-owner's equity                                        1,227,806                         1,142,623
                                                         ------------                      ------------
                                                       $   13,795,156                     $  12,805,801
                                                          ===========                       ===========
NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

        Protective Life has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. No realized investment gains or losses were deferred in the first three months of 2000 or the full year of 1999. At March 31, 2000, contracts with a notional amount of $1.5 billion were in a $0.1 million net unrealized gain position. During the three months ended March 31, 2000, the Company recognized $0.5 million in realized investment gains related to derivative financial instruments.

NOTE G - COMPREHENSIVE INCOME (LOSS)

        The following table sets forth Protective Life’s comprehensive income (loss) for the three months ended March 31, 2000 and 1999:

                                                                                              Three Months Ended
                                                                                                    March 31
                                                                                              ------------------
                                                                                               (In Thousands)
                                                                                             2000          1999
                                                                                             ----          ----

     Net income                                                                            $25,876        $ 29,885
     Increase (decrease) in net unrealized gains
       on investments (net of income tax:
       2000 - $(856); 1999 - $(29,120))                                                     (1,590)        (52,195)
     Reclassification adjustment for amounts included
       in net income (net of income tax:
       2000 - $2,719; 1999 - $(507))                                                         5,050            (942)
                                                                                           -------        --------
     Comprehensive income (loss)                                                           $29,336        $(23,252)
                                                                                           =======        ========
NOTE H - ACQUISITIONS

        In January, 2000, Protective Life acquired the Lyndon Insurance Group (“Lyndon”). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

        Summarized below are the consolidated results of operations for the three months ended March 31, 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on the Protective Life’s consolidated results of operations for the three months ended March 30, 1999, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                               Three Months Ended
                                                                                March 31, 1999
                                                                            ------------------
                                                                                (In Thousands)
                                                                                 (Unaudited)

              Total revenues                                                   $330,539
              Net income                                                       $ 32,726
NOTE I - RECLASSIFICATIONS Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share- owner's equity. NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, Protective Life adopted Statements of Financial Accounting Standards ("SFAS") No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,” and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance Related Assessments” issued by the American Institute of Certified Public Accountants. The adoption of these accounting standards did not have a material effect on Protective Life’s financial statements.

        The Financial Accounting Standards Board has issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective January 1, 2001, SFAS No. 133 will require Protective Life to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owner’s equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect Protective Life’s operations, adoption will introduce volatility into Protective Life’s reported net income and share-owner’s equity as interest rates change. The effects of adoption will depend upon the nature, purpose and volume of derivatives held by Protective Life at the date of adoption.

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS
OF OPERATIONS

        Protective Life Insurance Company (“Protective Life”) is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol “PL”. Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires “Protective Life” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

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

        This report includes “forward-looking statements” which express the expectations of future events and/or results. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

Revenues

The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:
                                                                THREE MONTHS                 PERCENTAGE
                                                                  ENDED                       INCREASE/
                                                                 MARCH 31                    (DECREASE)
                                                     ------------------------------         ------------
                                                               (IN THOUSANDS)
                                                            2000             1999
                                                            ----             ----

         Premiums and policy fees                         $178,158         $151,786             17.4%
         Net investment income                             163,821          149,454              9.6
         Realized investment gains                           2,446            1,449             68.8
         Other income                                       10,985            3,371            225.9
                                                         ---------       ----------
                                                          $355,410         $306,060
                                                          ========         ========

        Premiums and policy fees increased $26.4 million or 17.4% in the first three months of 2000 over the first three months of 1999. Premiums and policy fees in the Individual Life Division decreased $1.2 million in the first three months of 2000 as compared to the same period in 1999 primarily due to an increase in the use of reinsurance by this Division. Premiums and policy fees in the West Coast Division increased $1.7 million in the first three months of 2000 as compared to the same period in 1999. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No transactions were completed in this Division in 1999 or the first quarter of 2000. As a result, decreases in older acquired blocks resulted in a $5.7 million decrease in premiums and policy fees. In the Dental Division premiums and policy fees related to dental indemnity insurance increased $9.7 million in the first three months of 2000 as compared to the same period in 1999. Premiums and policy fees related to the Dental Division’s other businesses decreased $3.1 million in the first three months of 2000 as compared to the same period in 1999. Premiums and policy fees from the Financial Institutions Division increased $23.8 million in the first three months of 2000 as compared to the first three months of 1999. On January 20, 2000, the Financial Institutions Division acquired the Lyndon Insurance Group (“Lyndon”) which resulted in a $21.1 million increase in premiums and policy fees. Premiums and policy fees related to the Financial Institutions Division’s other businesses increased $2.7 million in the first three months of 2000 as compared to the same period in 1999. The increase in premiums and policy fees from the Investment Products Division was $1.9 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.9 million.

        Net investment income in the first three months of 2000 increased by $14.4 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets and due to acquisitions. The Lyndon acquisition resulted in a $2.3 million increase in investment income.

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, Protective Life may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as “available for sale.” The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities.

        Realized investment gains for the first three months of 2000 were $2.4 million as compared to $1.4 million in the corresponding period of 1999.

        Other income consists primarily of fees from the sale of service contracts, administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. Other income from all sources increased $7.6 million in the first three months of 2000 as compared with the first three months of 1999. Revenues from Protective Life’s service contract business and consumer direct dental business increased $4.0 million and $1.7 million, respectively, in the first three months of 2000 as compared to the same period of 1999. Other income related to the Lyndon Group’s service contract business was $2.3 million in the first quarter of 2000.

Income Before Income Tax

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment. Prior period results have been restated to reflect the change.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                            THREE MONTHS ENDED MARCH 31
                                                  (IN THOUSANDS)

                                                                                  2000               1999
                                                                                  ----               ----
Operating Income (Loss)1
Life Insurance
      Individual Life                                                            $ 9,902            $ 8,645
      West Coast                                                                   8,620              5,582
      Acquisitions                                                                11,764             17,772
Specialty Insurance Products
      Dental and Consumer Benefits                                                 3,150              3,373
      Financial Institutions                                                       6,856              4,970
Retirement Savings and Investment Products
      Stable Value Products                                                        8,655              6,789
      Investment Products                                                          3,015              2,947
Corporate and Other                                                              (14,970)            (4,495)
                                                                                 -------           --------
              Total operating income                                              36,992             45,583
                                                                                 -------            -------

Realized Investment Gains (Losses)
      Stable Value Products                                                          (58)             3,070
      Investment Products                                                            429                648
      Unallocated Realized Investment Gains (Losses)                               2,075             (2,269)
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (429)              (648)
                                                                                --------           --------
              Total net                                                            2,017                801
                                                                                 -------           --------

Income (Loss) Before Income Tax
Life Insurance
      Individual Life                                                              9,902              8,645
      West Coast                                                                   8,620              5,582
      Acquisitions                                                                11,764             17,772
Specialty Insurance Products
      Dental and Consumer Benefits                                                 3,150              3,373
      Financial Institutions                                                       6,856              4,970
Retirement Savings and Investment Products
      Stable Value Products                                                        8,597              9,859
      Investment Products                                                          3,015              2,947
Corporate and Other                                                              (14,970)            (4,495)
Unallocated Realized Investment Gains (Losses)                                     2,075             (2,269)
                                                                                --------           --------
              Total income before income tax                                     $39,009            $46,384
                                                                                 =======            =======

1   Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

        The Individual Life Division’s pretax operating income was $9.9 million in the first three months of 2000 compared to $8.6 million in the same period of 1999. The Division’s mortality experience was $2.2 million more favorable in the first three months of 2000 as compared to the same period of 1999.

        West Coast had pretax operating income of $8.6 million for the first three months of 2000 compared to $5.6 million for the same period last year. This increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $11.8 million in the first three months of 2000 as compared to $17.8 million in the same period of 1999. The Division’s mortality experience was at expected levels in the first three months of 2000 as compared to being approximately $1.9 million better than expected in the first three months of 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment protfolio which had the effect of transferring approximately $3.0 million of investment income to the Corporate and Other segment. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        The Dental Division’s pretax operating income was $3.2 million in the first three months of 2000 compared to $3.4 million in the same period last year. The decrease was primarily due to unfavorable claims experience in the first three months of 2000 as compared to the same period in 1999.

        Pretax operating income of the Financial Institutions Division was $6.9 million in the first three months of 2000 as compared to $5.0 million in the same period of 1999. Included in the Division’s results were $4.0 million of earnings from the Lyndon acquisition. Earnings of the Division’s other business decreased due to higher than expected claims in most lines.

        The Stable Value Products Division had pretax operating income of $8.7 million in the first three months of 2000 and $6.8 million in the corresponding period of 1999. This increase was primarily due to higher interest rate spreads and higher account balances. Realized investment losses associated with this Division in the first three months of 2000 were $0.1 million as compared to gains of $3.1 million in the same period last year. As a result, total pretax earnings were $8.6 million in the first three months of 2000 compared to $9.9 million for the same period last year.

        The Investment Products Division pretax operating income was $3.0 million in the first three months of 2000 compared to $2.9 million in the same period of 1999. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first three months of 2000 and 1999.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), several lines of business which Protective Life is not actively marketing (mostly heath insurance) and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $15.0 million in the first three months of 2000 compared to a loss of $4.5 million in the first three months of 1999. Earnings from health insurance lines decreased $4.9 million in the first three months of 2000 as compared to the same period last year. The segment also had approximately $4.1 million higher expenses in the first quarter of 2000 as compared to the same period in 1999.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                   THREE MONTHS
                     ENDED                                                 ESTIMATED EFFECTIVE
                    MARCH 31                                               INCOME TAX RATES
                ------------------                                       -------------------

                      1999                                                       36%
                      2000                                                       34

        The effective income tax rate for the full year of 1999 was 36%. Management’s estimate of the effective income tax rate for 2000 is approximately 36%.

Net Income

The following table sets forth net income for the periods shown, and the percentage change from the prior period:
                                                                             NET INCOME
                   THREE MONTHS                               -------------------------------------
                     ENDED                                       TOTAL                  PERCENTAGE
                    MARCH 31                                  (IN THOUSANDS)            (DECREASE)
               ------------------                             --------------           ------------

                      1999                                      $29,885                   11.7%
                      2000                                       25,876                  (13.4)

        Compared to the same period in 1999, net income in the first three months of 2000 decreased $4.0 million, reflecting improved operating earnings in the Individual Life, West Coast, Financial Institutions, Stable Value and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were offset by lower operating earnings in the Acquisitions, Dental and the Corporate and Other segment.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, SFAS No. 133 will require Protective Life to report derivative financial instruments on the balance sheet and to carry such derivatives at fair value. The fair values of derivatives increase or decrease as interest rates change. Under SFAS No. 133, changes in fair value are reported as a component of net income or as a change to share-owner’s equity, depending upon the nature of the derivative. Although the adoption of SFAS No. 133 will not affect Protective Life’s operations, adoption will introduce volatility into Protective Life’s reported net income and share-owner’s equity as interest rates change. The effective adoption will depend upon the nature, purpose and volume of derivitives held by Protective Life and the date of adoption.

        In 1999, Protective Life adopted SFAS No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,” 48; and Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” 48; and Statement of Position 97-3, “Accounting by Insurance and other Enterprises for Insurance Related Assessments ” issued by the American Institute of Certified Public Accountants. The adoption of these accounting standards did not have a material effect on Protective Life’s financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosure in Protective Life’s Annual Report on Form 10-K for the year ended December 31, 1999.

                                                      PART II

Item 6.                       Exhibits and Reports on Form 8-K
                              --------------------------------

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

Date:   May 15, 2000                                      /s/ Jerry W. DeFoor
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