Form 10-Q
period 2000-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2000-08-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Numbers 33-31940; 33-39345; 33-57052;333-02249

Protective Life Insurance Company

(Exact name of Registrant as specified in its charter)

TENNESSEE	63-0169720
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 3, 2000: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

                                         PROTECTIVE LIFE INSURANCE COMPANY

                                                       INDEX

                                                                                                  Page Number
                                                                                                  -----------
Part I.   Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants................................................................2
        Consolidated Condensed Statements of Income for the Three and Six Months
          ended June 30, 2000 and 1999 (unaudited).......................................................3
        Consolidated Condensed Balance Sheets as of June 30, 2000
          (unaudited) and December 31, 1999..............................................................4
        Consolidated Condensed Statements of Cash Flows for the

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K.............................................................19

Signature...............................................................................................19
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and consolidated condensed statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, share-owner’s equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
July 27, 2000

                                                 PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  JUNE 30                          JUNE 30
                                                                         -------------------------------------------------------
                                                                            2000           1999             2000          1999
                                                                            ----           ----             ----          ----

REVENUES
     Premiums and policy fees                                             $429,585       $282,718          $753,230     $552,456
     Reinsurance ceded                                                    (253,170)      (130,345)         (398,657)    (248,297)
                                                                          --------       --------          --------     --------
        Premiums and policy fees, net of reinsurance ceded                 176,415        152,373           354,573      304,159
     Net investment income                                                 172,845        157,141           336,666      306,595
     Realized investment gains (losses)                                     (3,856)         2,215            (1,410)       3.664
     Other income                                                           15,118          7,843            26,103       11,215
                                                                          --------      ---------          --------     --------
                                                                           360,522        319,572           715,932      625,633
                                                                          --------       --------          --------     --------

BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 2000 - $142,496; 1999 - $77,085
        six months: 2000 - $239,250; 1999 - $157,523)                      224,093        191,284           458,512      376,720
     Amortization of deferred policy acquisition costs                      34,202         28,272            71,720       59,225
     Other operating expenses (net of reinsurance ceded:
        three months: 2000 - $34,145; 1999 - $36,941
        six months: 2000 - $82,807; 1999 - $69,371)                         47,179         42,970            91,643       86,258
                                                                          --------      ---------         ---------    ---------
                                                                           305,474        262,526           621,875      522,203
                                                                          --------       --------          --------     --------

INCOME BEFORE INCOME TAX                                                    55,048         57,046            94,057      103,430

Income tax expense                                                          20,097         21,391            33,230       37,890
                                                                          --------       --------          --------     --------

NET INCOME                                                                $ 34,951       $ 35,655          $ 60,827     $ 65,540
                                                                          ========       ========          ========     ========

See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                      JUNE 30           DECEMBER 31
                                                                                        2000               1999
                                                                                  ----------------------------------
                                                                                    (Unaudited)
ASSETS
  Investments:
    Fixed maturities                                                              $  6,889,880        $  6,275,607
    Equity securities                                                                   18,754              30,696
    Mortgage loans on real estate                                                    2,037,477           1,946,690
    Investment in real estate, net of accumulated depreciation                          13,528              15,582
    Policy loans                                                                       230,167             232,126
    Other long-term investments                                                         86,843              68,890
    Short-term investments                                                             230,848              81,171
                                                                                  ------------        ------------
     Total investments                                                               9,507,497           8,650,762

  Cash                                                                                  11,353
  Accrued investment income                                                            110,892             101,120
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts                                                               57,101              45,852
  Reinsurance receivables                                                              985,066             859,684
  Deferred policy acquisition costs                                                  1,166,415           1,011,524
  Goodwill,net                                                                          30,129
  Property and equipment, net                                                           53,266              49,002
  Other assets                                                                          30,635              27,712
  Receivable from related parties                                                           59              13,059
  Assets related to separate accounts
    Variable Annuity                                                                 1,911,968           1,778,618
    Variable Universal Life                                                             56,624              40,293
    Other                                                                                3,631               3,517
                                                                                  ------------        ------------
                                                                                  $ 13,924,636        $ 12,581,143
                                                                                  ============        ============

LIABILITIES
  Policy liabilities and accruals                                                 $  5,633,614        $  5,074,085
  Stable value investment contract deposits                                          3,033,639           2,680,009
  Annuity deposits                                                                   1,809,602           1,639,231
  Other policyholders' funds                                                           114,566             116,815
  Other liabilities                                                                    287,136             293,862
  Accrued income taxes                                                                 (19,248)            (25,833)
  Deferred income taxes                                                                (25,604)            (32,335)
  Notes payable                                                                          2,327               2,338
  Indebtedness to related parties                                                       12,000              14,000
  Liabilities related to separate accounts
    Variable Annuity                                                                 1,911,968           1,778,618
    Variable Universal Life                                                             56,624              40,293
    Other                                                                                3,631               3,517
                                                                                  ------------        ------------
                                                                                    12,820,255          11,584,600
                                                                                  ------------        ------------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued:  5,000,000                                             5,000               5,000
  Additional paid-in capital                                                           386,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (4,841)             (5,148)
  Retained earnings                                                                    875,604             814,777
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments
     (net of income tax (benefit): 2000 - $(85,279); 1999 - $(78,658))                (158,376)           (146,080)
                                                                                  ------------        ------------
                                                                                     1,104,381             996,543
                                                                                  ------------        ------------
                                                                                  $ 13,924,636        $ 12,581,143
                                                                                  ============        ============

See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                           $   60,827     $   65,540
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment (gains) losses                                                     1,410         (3,664)
       Amortization of deferred policy acquisition costs                                     71,720         59,225
       Capitalization of deferred policy acquisition costs                                 (182,247)      (110,849)
       Depreciation expense                                                                   4,861          4,040
       Deferred income tax                                                                   13,235          1,581
       Accrued income tax                                                                     6,950          8,077
       Interest credited to universal life and investment products                          190,413        162,794
       Policy fees assessed on universal life and investment products                       (97,882)       (73,423)
       Change in accrued investment income and other receivables                            (13,531)      (120,874)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                     237,150         81,131
       Change in other liabilities                                                          (29,830)        96,877
       Other (net)                                                                           25,156         17,825
                                                                                         ----------     ----------
    Net cash provided by operating activities                                               288,232        188,280
                                                                                         ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                     5,722,521      1,928,571
       Other                                                                                 24,918        144,736
    Sale of investments
       Investments available for sale                                                       331,438        181,712
       Other                                                                                 36,246          3,368
    Cost of investments acquired
       Investments available for sale                                                    (6,584,526)    (2,104,730)
       Other                                                                               (138,427)      (478,758)
    Cost of Acquisitions                                                                   (150,903)             0
    Purchase of property and equipment                                                       (4,282)       (10,594)
    Sale of property and equipment                                                                              49
                                                                                         -----------    -----------
    Net cash used in investing activities                                                  (763,015)      (335,646)
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                   1,182,700      2,002,804
    Principal payments on line of credit arrangements and debt                           (1,182,700)    (1,965,804)
    Capital contribution from PLC                                                            59,000              0
    Principal payment on surplus note to PLC                                                 (2,000)        (2,000)
    Investment product deposits and change in universal life deposits                     1,079,674        659,108
    Investment product withdrawals                                                         (650,538)      (546,742)
                                                                                         ----------      ---------
    Net cash provided by financing activities                                               486,136        147,366
                                                                                         ----------      ---------

INCREASE IN CASH                                                                             11,353              0
CASH AT BEGINNING OF PERIOD                                                                       0              0
                                                                                         ----------      ---------
CASH AT END OF PERIOD                                                                    $   11,353      $       0
                                                                                         ==========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on debt                                                                  $    1,722      $   2,509
       Income taxes                                                                      $   11,954      $  26,043

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                             $      307      $      51
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                   $  496,221
       Liabilities assumed                                                                 (345,318)
                                                                                         -----------
    Net                                                                                  $  150,903
                                                                                         ===========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States . For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 1999.

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

        In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment in order to reflect management’s current focus. Prior period results have been restated to reflect the change.

                                                            Operating Segment Income for the
                                                             Six Months Ended June 30, 2000
                                         -------------------------------------------------------------------------
                                                                     (In Thousands)
                                                                                             Specialty Insurance
                                                        Life Insurance                              Products

                                                                                         Dental and
                                           Individual                                     Consumer      Financial
                                             Life       West Coast   Acquisitions         Benefits    Institutions
                                         ------------   ----------   ------------       ------------  ------------

Premiums and policy fees                    $166,396      $68,961      $68,758             $138,785     $237,117
Reinsurance ceded                           (116,634)     (54,249)     (14,911)             (47,374)    (133,412)
                                            --------      -------      -------             --------     --------
  Net of reinsurance ceded                    49,762       14,712       53,847               91,411      103,705
Net investment income                         29,336       44,212       58,915                4,764       22,302
Realized investment gains (losses)
Other income                                  (1,567)                                         6,737       15,028
                                            --------      -------      -------             --------    ---------
     Total revenues                           77,531       58,924      112,762              102,912      141,035
                                            --------      -------      -------             --------     --------
Benefits and settlement expenses              46,010       43,418       64,550               67,673       64,949
Amortization of deferred policy
 acquisition costs                            14,534        5,915        8,927                5,795       22,773
Other operating expenses                      (2,701)      (7,294)      12,706               20,978       36,895
                                            --------      -------      -------             --------    ---------
     Total benefits and expenses              57,843       42,039       86,183               94,446      124,617
                                            --------      -------      -------             --------     --------
Income before income tax                      19,688       16,885       26,579                8,466       16,418

                                            Retirement Savings and
                                              Investment Products

                                             Stable                   Corporate
                                              Value      Investment      and                             Total
                                             Products     Products      Other           Adjustments  Consolidated
                                             --------     -------     ---------         ----------   ------------

Premiums and policy fees                                  $15,009      $58,204                          $753,230
Reinsurance ceded                                                      (32,077)                         (398,657)
                                                          -------      -------                          --------
  Net of reinsurance ceded                                 15,009       26,127                           354,573
Net investment income                       $117,433       60,672         (968)                          336,666
Realized investment gains (losses)               (89)         420                          $(1,741)       (1,410)
Other income                                                1,390        4,515                            26,103
                                            --------      -------      -------             --------     --------
     Total revenues                          117,344       77,491       29,674              (1,741)      715,932
                                            --------      -------      -------             --------     --------
Benefits and settlement expenses              99,029       49,874       23,009                           458,512
Amortization of deferred
 acquisition costs                               429       12,068        1,279                            71,720
Other operating expenses                       2,028        8,662       20,369                            91,643
                                            --------      -------      -------                          --------
     Total benefits and expenses             101,486       70,604       44,657                           621,875
                                            --------      -------      -------                          --------
Income (loss) before income tax               15,858        6,887      (14,983)                           94,057
Income tax expense                                                                          33,230        33,230
                                                                                                        --------
     Net income                                                                                         $ 60,827
                                                                                                        ========

                                                           Operating Segment Income for the
                                                             Six Months Ended June 30, 1999
                                         -------------------------------------------------------------------------
                                                                     (In Thousands)
                                                                                             Specialty Insurance
                                                        Life Insurance                              Products

                                                                                         Dental and
                                           Individual                                     Consumer      Financial
                                             Life       West Coast   Acquisitions         Benefits    Institutions
                                         ------------   ----------   ------------       ------------  ------------

Premiums and policy fees                    $130,663     $ 37,649     $ 80,032             $103,704       $139,864
Reinsurance ceded                            (79,143)     (26,269)     (16,995)             (23,061)       (89,863)
                                           ---------     --------     --------            ---------      ---------
  Net of reinsurance ceded                    51,520       11,380       63,037               80,643         50,001
Net investment income                         30,247       37,158       66,197                5,794         11,410
Realized investment gains (losses)
Other income                                  (1,329)         484           (9)               2,564          6,319
                                           ---------    ---------  -----------            ---------      ---------
     Total revenues                           80,438       49,022      129,225               89,001         67,730
                                            --------      -------     --------             --------       --------
Benefits and settlement expenses              37,137       31,466       65,969               60,544         24,938
Amortization of deferred policy
  acquisition costs                           17,569        2,512       12,497                3,591         11,249
Other operating expense                        8,970        2,676       14,314               18,293         20,951
                                            --------     --------     --------             --------       --------
     Total benefits and expenses              63,676       36,654       92,780               82,428         57,138
                                            --------      -------     --------             --------       --------
Income before income tax                      16,762       12,368       36,445                6,573         10,592

                                            Retirement Savings and
                                              Investment Products

                                             Stable                   Corporate
                                              Value      Investment      and                              Total
                                             Products     Products      Other           Adjustments    Consolidated
                                             --------     -------     ---------         ----------      ----------

Premiums and policy fees                                  $11,331      $49,213                            $552,456
Reinsurance ceded                                                      (12,966)                           (248,297)
                                                           ------      -------                            --------
  Net of reinsurance ceded                                 11,331       36,247                             304,159
Net investment income                       $102,951       51,922          916                             306,595
Realized investment gains (losses)               222          892                            $2,550          3,664
Other income                                                1,408        1,778                              11,215
                                            --------       ------       ------               ------       --------
     Total revenues                          103,173       65,553       38,941                2,550        625,633
                                            --------       ------       ------               ------       --------
Benefits and settlement expenses              86,835       42,432       27,399                             376,720
Amortization of deferred policy
 acquisition costs                               382        9,982        1,443                              59,225
Other operating expenses                       1,656        6,899       12,499                              86,258
                                            --------       ------       ------                            --------
     Total benefits and expenses              88,873       59,313       41,341                             522,203
                                            --------       ------       ------                            --------
Income (loss) before income tax               14,300        6,240       (2,400)                            103,430
Income tax expense                                                                           37,890         37,890
                                                                                                          --------
     Net income                                                                                           $ 65,540
                                                                                                          ========

                                                                   Operating Segment Assets
                                                                       June 30, 2000
                                      ----------------------------------------------------------------------------
                                                                       (In Thousands)
                                                                                             Specialty Insurance
                                                       Life Insurance                             Products

                                                                                           Dental and
                                         Individual                                         Consumer     Financial
                                           Life          West Coast    Acquisitions         Benefits    Institutions
                                       ------------      ----------    ------------      ------------  ------------

Investments and other assets             $1,270,520      $1,414,075      $1,547,944         $205,948    $1,197,951
Deferred policy acquisition costs
 and goodwill                               408,168         246,872         235,237           29,905       135,393
                                       ------------     -----------     -----------        ---------   -----------
     Total assets                        $1,678,688      $1,660,947      $1,783,181         $235,853    $1,333,344
                                        ===========      ==========      ==========         ========    ==========

                                               Retirement Savings and
                                                 Investment Products

                                              Stable                                    Corporate
                                              Value            Investment                  and            Total
                                             Products           Products                  Other        Consolidated
                                             --------         -----------             -----------     ------------

Investments and other assets                $3,129,308         $3,721,704                $240,642      $12,728,092
Deferred policy acquisition costs
 and goodwill                                    1,779            125,473                  13,717        1,196,544
                                         -------------        -----------               ---------      -----------
     Total assets                           $3,131,087         $3,847,177                $254,359      $13,924,636
                                            ==========         ==========                ========      ===========

                                                                  Operating Segment Assets
                                                                   December 31, 1999
                                      -----------------------------------------------------------------------------
                                                                       (In Thousands)
                                                                                             Specialty Insurance
                                                       Life Insurance                                Products
                                                                                          Dental and
                                        Individual                                         Consumer       Financial
                                          Life          West Coast     Acquisitions        Benefits      Institutions
                                      ------------       ----------    ------------     -------------    ------------

Investments and other assets             $1,205,968      $1,343,517      $1,553,954         $197,673      $727,857
Deferred policy acquisition costs           379,117         200,605         235,903           25,819        51,339
                                        -----------     -----------     -----------        ---------      --------
     Total assets                        $1,585,085      $1,544,122      $1,789,857         $223,492      $779,196
                                        ==========      ===========      ==========         ========      ========

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
                                           ==========          ==========               ========       ===========
NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 2000, and for the six months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner’s equity and net income prepared in conformity with statutory reporting practices of $588.1 million and $41.0 million, respectively.

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

        Protective Life’s balance sheets at June 30, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                           JUNE 30                          DECEMBER 31
                                                          ----------                        -----------
                                                                        (IN THOUSANDS)

Total investments                                        $  9,775,651                      $  8,894,426
Deferred policy acquisition costs                           1,141,916                           992,518
All other assets                                            3,250,724                         2,918,857
                                                         ------------                      ------------
                                                          $14,168,291                       $12,805,801
                                                          ===========                       ===========

Deferred income taxes                                   $      59,675                     $      46,243
All other liabilities                                      12,845,859                        11,616,935
                                                          -----------                       -----------
                                                           12,905,534                        11,663,178
Share-owner's equity                                        1,262,757                         1,142,623
                                                         ------------                      ------------
                                                          $14,168,291                       $12,805,801
                                                          ===========                       ===========
NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

        Protective Life has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. No realized investment gains or losses were deferred in the first six months of 2000 or the full year of 1999. At June 30, 2000, contracts with a notional amount of $1.4 billion were in a $1.1 million net unrealized loss position. During the six months ended June 30, 2000, the Company recognized $0.5 million in realized investment losses related to derivative financial instruments.

NOTE G - COMPREHENSIVE INCOME (LOSS)

        The following table sets forth Protective Life’s comprehensive income (loss) for the six-month periods ended June 30, 2000 and 1999:

                                                                Three Months Ended             Six Months Ended
                                                                    June 30                        June 30
                                                         ----------------------------------------------------------
                                                               2000             1999           2000         1999
                                                               ----             ----           ----         ----

   Net income                                               $34,951          $35,655        $60,827        $65,540
   Increase (decrease) in net unrealized gains
     on investments (net of income tax:
     three months: 2000 - $(7,068); 1999 - $(49,866)
     six months: 2000 - $(7,114); 1999 - $(77,971))         (13,128)         (92,607)       (13,212)      (144,803)
   Reclassification adjustment for amounts
     included in net income (net of income tax:
     three months: 2000 - $1,349; 1999 - $(775)
     six months: 2000 - $494; 1999 - $(1,282))                2,507           (1,440)           916         (2,382)
                                                           --------        ---------      ---------      ---------
   Comprehensive income (loss)                              $24,330         $(58,392)       $48,531       $(81,645)
                                                            =======         ========        =======       ========
NOTE H - ACQUISITIONS

        In January, 2000, Protective Life acquired the Lyndon Insurance Group (“Lyndon”). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

        Summarized below are the consolidated results of operations for the six months ended June 30, 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on the Protective Life’s consolidated results of operations for the six months ended June 30, 2000, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                           Six Months Ended
                                                            June 30, 2000
                                                           -----------------
                                                             (In Thousands)
                                                               (Unaudited)

              Total revenues                                 $   673,350
              Net income                                     $    70,956
NOTE I - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS

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

        Protective Life operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance divisions are: Individual Life, West Coast, Acquisitions, Dental and Consumer Benefits (Dental), Financial Institutions, Stable Value Products, and Investment Products. Protective Life also has an additional business segment which is Corporate and Other.

        This report includes “forward-looking statements” which express expectations of future events and/or results. The words “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements which are based on future expectations rather than on historical facts and are therefore subject to a number of risks and uncertainties, and Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99 herein for more information about factors which could affect future results.

Revenues

The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:
                                                                 SIX MONTHS                 PERCENTAGE
                                                                   ENDED                     INCREASE/
                                                                  JUNE 30                   (DECREASE)
                                                         ---------------------------       ------------
                                                               (IN THOUSANDS)
                                                            2000             1999
                                                            ----             ----

         Premiums and policy fees                         $354,573         $304,159             16.6%
         Net investment income                             336,666          306,595              9.8
         Realized investment gains (losses)                 (1,410)           3,664           (138.5)
         Other income                                       26,103           11,215            132.8
                                                         ---------        ---------
                                                          $715,932         $625,633
                                                          ========         ========

        Premiums and policy fees, net of reinsurance ceded, increased $50.4 million or 16.6% in the first six months of 2000 over the first six months of 1999. Premiums and policy fees in the Individual Life Division decreased $1.8 million in the first six months of 2000 as compared to the same period in 1999 primarily due to a higher amount of reinsurance ceded. Premiums and policy fees in the West Coast Division increased $3.3 million in the first six months of 2000 as compared to the same period in 1999. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No transactions were completed in this Division in 1999 or the first six months of 2000. As a result, decreases in older acquired blocks resulted in a $9.2 million decrease in premiums and policy fees. In the Dental Division premiums and policy fees related to dental indemnity insurance increased $16.7 million in the first six months of 2000 as compared to the same period in 1999. Premiums and policy fees related to the Dental Division’s other businesses decreased $5.9 million in the first six months of 2000 as compared to the same period in 1999. Premiums and policy fees from the Financial Institutions Division increased $53.7 million in the first six months of 2000 as compared to the first six months of 1999. On January 20, 2000, the Financial Institutions Division acquired the Lyndon Insurance Group (“Lyndon”) which resulted in a $46.0 million increase in premiums and policy fees. Premiums and policy fees related to the Financial Institutions Division’s other businesses increased $7.7 million in the first six months of 2000 as compared to the same period in 1999. The increase in premiums and policy fees from the Investment Products Division was $3.7 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.9 million.

        Net investment income in the first six months of 2000 increased by $30.1 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets and due to acquisitions. The Lyndon acquisition resulted in a $4.6 million increase in investment income. The Company could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

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

        Realized investment losses for the first six months of 2000 were $1.4 million as compared to $3.7 millions of realized investment gains in the corresponding period of 1999.

        Other income consists primarily of fees from the sale of service contracts, administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. Other income from all sources increased $14.9 million in the first six months of 2000 as compared with the first six months of 1999. Revenues from Protective Life’s service contract business and consumer direct dental business increased $10.5 million and $4.1 million, respectively, in the first six months of 2000 as compared to the same period of 1999.

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

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                             SIX MONTHS ENDED JUNE 30
                                                  (IN THOUSANDS)

                                                                                  2000                1999
                                                                                  ----               -----
Operating Income (Loss)(1)
Life Insurance
      Individual Life                                                            $19,688           $ 16,762
      West Coast                                                                  16,885             12,368
      Acquisitions                                                                26,579             36,445
Specialty Insurance Products
      Dental and Consumer Benefits                                                 8,466              7,369
      Financial Institutions                                                      16,418             10,592
Retirement Savings and Investment Products
      Stable Value Products                                                       15,947             14,078
      Investment Products                                                          6,887              6,240
Corporate and Other                                                              (14,983)            (3,196)
                                                                                 -------          ---------
              Total operating income                                              95,887            100,658
                                                                                 -------           --------

Realized Investment Gains (Losses)
      Stable Value Products                                                          (89)               222
      Investment Products                                                            420                892
      Unallocated Realized Investment Gains (Losses)                              (1,741)             2,550
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (420)              (892)
                                                                                --------         ----------
              Total net                                                           (1,830)             2,772
                                                                                 -------          ---------

Income (Loss) Before Income Tax
Life Insurance
      Individual Life                                                             19,688             16,762
      West Coast                                                                  16,885             12,368
      Acquisitions                                                                26,579             36,445
Specialty Insurance Products
      Dental and Consumer Benefits                                                 8,466              7,369
      Financial Institutions                                                      16,418             10,592
Retirement Savings and Investment Products
      Stable Value Products                                                       15,858             14,300
      Investment Products                                                          6,887              6,240
Corporate and Other                                                              (14,983)            (3,196)
Unallocated Realized Investment Gains (Losses)                                    (1,741)             2,550
                                                                                --------         ----------
              Total income before income tax                                     $94,057           $103,430
                                                                                 =======           ========

(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

        The Individual Life Division’s pretax operating income was $19.7 million in the first six months of 2000 compared to $16.8 million in the same period of 1999. The Division has grown through sales. The Division’s mortality experience was $2.0 million better than expected in both years.

        West Coast had pretax operating income of $16.9 million for the first six months of 2000 compared to $12.4 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $26.6 million in the first six months of 2000 as compared to $36.4 million in the same period of 1999. The Division’s mortality experience was approximately $1.7 million better than expected in the first six months of 2000 as compared to being approximately $3.1 million better than expected in the first six months of 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment portfolio which had the effect of transferring in the first six months of 2000 approximately $7.0 million of investment income to the Corporate and Other segment. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division has not made an acquisition in 1999 or the first six months of 2000.

        The Dental Division’s pretax operating income was $8.5 million in the first six months of 2000 compared to $7.4 million in the same period last year. Claims returned to more normal levels in the 2000 second quarter after having been higher than normal in the first quarter.

        Pretax operating income of the Financial Institutions Division was $16.4 million in the first six months of 2000 as compared to $10.6 million in the same period of 1999. Included in the Division’s results were $8.4 million of earnings from the Lyndon acquisition. Earnings of the Division’s other business decreased due to higher than expected claims in most lines in the 2000 first quarter.

        The Stable Value Products Division had pretax operating income of $15.9 million in the first six months of 2000 and $14.1 million in the corresponding period of 1999. This increase was primarily due to higher interest rate spreads and higher account balances. Operating spreads in the 2000 second quarter were compressed due to higher interest rates and an inverted yield curve. The Division expects spreads will continue to narrow. Realized investment losses associated with this Division in the first six months of 2000 were $0.1 million as compared to gains of $0.2 million in the same period last year. As a result, total pretax earnings were $15.9 million in the first six months of 2000 compared to $14.3 million for the same period last year.

        The Investment Products Division pretax operating income was $6.9 million in the first six months of 2000 compared to $6.2 million in the same period of 1999. The increase reflects the Division’s growth through sales. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first six months of 2000 or the full year of 1999.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), several lines of business which Protective Life is not actively marketing (mostly health insurance), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $15.0 million in the first six months of 2000 compared to a loss of $3.2 million in the first six months of 1999. Earnings from health insurance lines decreased $3.9 million in the first six months of 2000 as compared to the same period last year. The segment also had approximately $10.4 million higher expenses in the first quarter of 2000 as compared to the same period in 1999.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                    SIX MONTHS
                       ENDED                              ESTIMATED EFFECTIVE
                      JUNE 30                               INCOME TAX RATES
                 -------------                            -------------------

                        1999                                     36.6%
                        2000                                     35.3

        The effective income tax rate for the full year of 1999 was 36.6%. Management’s estimate of the effective income tax rate for 2000 is approximately 36.0%.

Net Income

The following table sets forth net income for the periods shown, and the percentage change from the prior period:
                                                      NET INCOME
                                          --------------------------------
                     SIX MONTHS                                 PERCENTAGE
                       ENDED                 TOTAL               INCREASE/
                      JUNE 30            (IN THOUSANDS)         (DECREASE)
                     -----------         --------------         ------------

                        1999                 $65,540               15.9%
                        2000                  60,827               (7.2)

        Compared to the same period in 1999, net income in the first six months of 2000 decreased $4.7 million, reflecting improved operating earnings in the Individual Life, West Coast, Dental, Financial Institutions, Stable Value and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were offset by lower operating earnings in the Acquisitions and the Corporate and Other segment.

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

Protective Life Insurance Company

Date:	August 14, 2000	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)