Form 10-Q
period 2000-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2000-11-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 10, 2000: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

                                         PROTECTIVE LIFE INSURANCE COMPANY

                                                       INDEX

                                                                                                   Page Number
Part I.   Financial Information:                                                                   -----------
   Item 1.   Financial Statements:
        Report of Independent Accountants................................................................2
        Consolidated Condensed Statements of Income for the Three and Nine Months
          ended September 30, 2000 and 1999 (unaudited)..................................................3
        Consolidated Condensed Balance Sheets as of September 30, 2000
          (unaudited) and December 31, 1999..............................................................4
        Consolidated Condensed Statements of Cash Flows for the

Part II.     Other Information:
   Item 6. Exhibits and Reports on Form 8-K.............................................................20

Signature...............................................................................................20
REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 2000, and the related consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, share-owner's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
October 26, 2000, except for Note K
as to which the date is November 7, 2000

                                                 PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                                           ----------------------         -----------------------
                                                                            2000           1999             2000          1999
                                                                            ----           ----             ----          ----

REVENUES
     Premiums and policy fees                                             $335,963       $288,535        $1,089,193     $840,991
     Reinsurance ceded                                                    (157,791)      (134,573)         (556,448)    (382,870)
                                                                           -------        -------         ---------      -------
        Premiums and policy fees, net of reinsurance ceded                 178,172        153,962           532,745      458,121
     Net investment income                                                 176,295        156,387           512,961      462,982
     Realized investment gains (losses)                                     (5,852)        (3,210)           (7,262)         454
     Other income                                                           12,607          8,631            38,710       19,846
                                                                           -------        -------         ---------      -------
                                                                           361,222        315,770         1,077,154      941,403
                                                                           -------        -------         ---------      -------
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        three months: 2000 - $165,205; 1999 - $85,055
        nine months: 2000 - $404,455; 1999 - $242,578)                     233,117        196,876           691,629      573,596
     Amortization of deferred policy acquisition costs                      40,146         23,090           111,866       82,315
     Other operating expenses (net of reinsurance ceded:
        three months: 2000 - $98,048; 1999 - $33,457
        nine months: 2000 - $180,855; 1999 - $102,828)                      39,197         53,068           130,840      139,326
                                                                           -------        -------           -------      -------
                                                                           312,460        273,034           934,335      795,237

INCOME BEFORE INCOME TAX                                                    48,762         42,736           142,819      146,166

Income tax expense                                                          17,274         15,713            50,504       53,603
                                                                            ------         ------            ------       ------
NET INCOME                                                                $ 31,488       $ 27,023          $ 92,315     $ 92,563
                                                                            ======         ======            ======       ======

See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                     SEPTEMBER 30        DECEMBER 31
                                                                                        2000                 1999
                                                                                     ------------        ------------
                                                                                    (UNAUDITED)
ASSETS
  Investments:
    Fixed maturities, at market                                                     $7,225,731         $ 6,275,607
    Equity securities, at market                                                        32,832              30,696
    Mortgage loans on real estate                                                    2,146,972           1,946,690
    Investment in real estate, net of accumulated depreciation                          12,713              15,582
    Policy loans                                                                       230,181             232,126
    Other long-term investments                                                         90,141              68,890
    Short-term investments                                                             111,737              81,171
                                                                                     ---------           ---------
     Total investments                                                               9,850,307           8,650,762

  Cash                                                                                  31,465
  Accrued investment income                                                            119,376             101,120
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts                                                               56,466              45,852
  Reinsurance receivables                                                              914,048             859,684
  Deferred policy acquisition costs                                                  1,194,634           1,011,524
  Goodwill,net                                                                          31,067
  Property and equipment, net                                                           51,371              49,002
  Other assets                                                                          29,409              27,712
  Receivable from related parties                                                        5,087              13,059
  Assets related to separate accounts
    Variable Annuity                                                                 1,946,487           1,778,618
    Variable Universal Life                                                             63,318              40,293
    Other                                                                                3,687               3,517
                                                                                    ----------          ----------
                                                                                   $14,296,722         $12,581,143
                                                                                    ==========          ==========

LIABILITIES
  Policy liabilities and accruals                                                 $  5,645,176        $  5,074,085
  Stable value investment contract deposits                                          3,060,268           2,680,009
  Annuity deposits                                                                   1,906,779           1,639,231
  Other policyholders' funds                                                           113,346             116,815
  Other liabilities                                                                    297,623             293,862
  Accrued income taxes                                                                  14,381             (25,833)
  Deferred income taxes                                                                 17,548             (32,335)
  Notes payable                                                                         14,221               2,338
  Indebtedness to related parties                                                                           14,000
  Liabilities related to separate accounts
    Variable Annuity                                                                 1,946,487           1,778,618
    Variable Universal Life                                                             63,318              40,293
    Other                                                                                3,687               3,517
                                                                                    ----------          ----------
                                                                                    13,082,834          11,584,600
                                                                                    ----------          ----------

COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000                                             2                   2
  Common Stock, $1 par value
    Shares authorized and issued: 5,000,000                                              5,000               5,000
  Additional paid-in capital                                                           386,992             327,992
  Note receivable from PLC Employee Stock Ownership Plan                                (4,841)             (5,148)
  Retained earnings                                                                    907,092             814,777
  Accumulated other comprehensive income
    Net unrealized  gains (losses) on investments
     (net of income tax (benefit): 2000 - $(43,269); 1999 - $(78,658))                 (80,357)           (146,080)
                                                                                    ----------          ----------
                                                                                     1,213,888             996,543
                                                                                    ----------          ----------
                                                                                   $14,296,722         $12,581,143
                                                                                    ==========          ==========

See notes to consolidated condensed financial statements

                                         PROTECTIVE LIFE INSURANCE COMPANY
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (Dollars in thousands)
                                                    (Unaudited)
                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                             --------------------
                                                                                             2000           1999
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                       $       92,315    $    92,563
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment (gains) losses                                                     7,262           (454)
       Amortization of deferred policy acquisition costs                                    111,866         82,315
       Capitalization of deferred policy acquisition costs                                 (266,820)      (176,029)
       Depreciation expense                                                                   6,824          5,713
       Deferred income tax                                                                   15,273         10,944
       Accrued income tax                                                                    40,580          6,632
       Interest credited to universal life and investment products                          294,981        234,402
       Policy fees assessed on universal life and investment products                      (147,933)      (118,452)
       Change in accrued investment income and other receivables                             44,609        (81,676)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products                                     253,365        124,087
       Change in other liabilities                                                          (19,344)        79,494
       Other (net)                                                                            7,342         (6,785)
                                                                                            -------        -------
    Net cash provided by operating activities                                               440,320        252,754
                                                                                            -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale                                                     9,400,353      3,506,275
       Other                                                                                 35,696        208,300
    Sale of investments
       Investments available for sale                                                       580,406        291,153
       Other                                                                                 66,795        267,676
    Cost of investments acquired
       Investments available for sale                                                   (10,591,172)    (3,801,199)
       Other                                                                               (307,318)      (742,912)
    Cost of Acquisitions                                                                   (150,903)        46,508
    Purchase of property and equipment                                                       (4,164)       (14,111)
    Sale of property and equipment                                                                           1,964
                                                                                            -------        -------
    Net cash used in investing activities                                                  (970,307)      (236,346)
                                                                                            -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt                   1,590,400      4,279,677
    Principal payments on line of credit arrangements and debt                           (1,578,500)    (4,279,694)
    Capital contribution from PLC                                                            59,000
    Principal payment on surplus note to PLC                                                 (2,000)        (2,000)
    Investment product deposits and change in universal life deposits                     1,533,505        866,850
    Investment product withdrawals                                                       (1,040,953)      (856,478)
                                                                                          ---------        -------
    Net cash provided by financing activities                                               561,452          8,355
                                                                                          ---------        -------
INCREASE IN CASH                                                                             31,465         24,763
CASH AT BEGINNING OF PERIOD                                                                       0              0
                                                                                          ---------        -------
CASH AT END OF PERIOD                                                                 $      31,465   $     24,763
                                                                                          =========        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on debt                                                                  $    2,447      $   4,834
       Income taxes                                                                      $   12,383      $  34,828

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP                                             $      307      $      51
    Acquisitions and bulk reinsurance assumptions
       Assets acquired                                                                   $  496,221
       Liabilities assumed                                                                 (345,318)
                                                                                            -------
    Net                                                                                  $  150,903
                                                                                            =======

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries ("Protective Life") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 1999.

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

         In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment in order to reflect management’s current focus. Prior period segment results have been restated to reflect the change.

                                                                OPERATING SEGMENT INCOME FOR THE
                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------------------
                                                                          (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                        LIFE INSURANCE                              PRODUCTS

                                                                                           DENTAL AND
                                           INDIVIDUAL                                       CONSUMER    FINANCIAL
                                             LIFE       WEST COAST   ACQUISITIONS           BENEFITS   INSTITUTIONS
                                           ---------    ----------   ------------           -------    ------------
Premiums and policy fees                    $297,080      $99,939     $101,803             $198,136     $280,267
Reinsurance ceded                           (225,465)     (78,426)     (22,151)             (60,069)    (121,943)
                                             -------       ------      -------              -------      -------
  Net of reinsurance ceded                    71,615       21,513       79,652              138,067      158,324
Net investment income                         44,966       66,999       87,992                6,640       33,692
Realized investment gains (losses)
Other income                                  (2,446)                        9               11,028       22,467
                                             -------       ------      -------              -------      -------
     Total revenues                          114,135       88,512      167,653              155,735      214,483
                                             -------       ------      -------              -------      -------
Benefits and settlement expenses              62,365       64,670       96,691              100,633       99,674
Amortization of deferred policy
 acquisition costs                            22,957       10,120       13,179                9,563       35,371
Other operating expenses                        (665)     (12,651)      18,635               30,866       54,053
                                             -------       ------      -------              -------      -------
     Total benefits and expenses              84,657       62,139      128,505              141,062      189,098
                                             -------       ------      -------              -------      -------
Income before income tax                      29,478       26,373       39,148               14,673       25,385

                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                              STABLE                       CORPORATE
                                              VALUE         INVESTMENT        AND                      TOTAL
                                             PRODUCTS        PRODUCTS        OTHER     ADJUSTMENTS  CONSOLIDATED
                                             --------        --------       -------    -----------  ------------
Premiums and policy fees                                     $ 22,858       $89,110                  $1,089,193
Reinsurance ceded                                                           (48,394)                   (556,448)
                                                               ------        ------                   ---------
  Net of reinsurance ceded                                     22,858        40,716                     532,745
                                                               ------        ------                   ---------
Net investment income                        $178,850          95,810        (1,988)                    512,961
Realized investment gains (losses)             (2,272)            457                   $ (5,447)        (7,262)
Other income                                                    2,260         5,392                      38,710
                                              -------         -------        ------        -----      ---------
     Total revenues                           176,578         121,385        44,120       (5,447)     1,077,154
                                              -------         -------        ------        -----      ---------
Benefits and settlement expenses              152,299          78,837        36,460                     691,629
Amortization of deferred
 acquisition costs                                658          18,298         1,720                     111,866
Other operating expenses                        2,907          13,011        24,684                     130,840
                                              -------         -------        ------                     -------
     Total benefits and expenses              155,864         110,146        62,864                     934,335
                                              -------         -------        ------                     -------
Income before income tax                       20,714          11,239       (18,744)                    142,819
Income tax expense                                                                        50,504         50,504
                                                                                                        -------
     Net income                                                                                     $    92,315
                                                                                                        =======

                                                                   OPERATING SEGMENT INCOME FOR THE
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           ------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                        LIFE INSURANCE                              PRODUCTS

                                                                                          DENTAL AND
                                           INDIVIDUAL                                      CONSUMER       FINANCIAL
                                             LIFE       WEST COAST   ACQUISITIONS          BENEFITS     INSTITUTIONS
                                           ---------    ----------   ------------         ----------   ------------
Premiums and policy fees                    $200,913      $62,520     $113,527             $159,811       $212,747
Reinsurance ceded                           (126,454)     (42,802)     (24,420)             (36,960)      (132,233)
                                             -------       ------      -------              -------        -------
  Net of reinsurance ceded                    74,459       19,718       89,107              122,851         80,514
Net investment income                         45,376       56,779       99,587                8,597         17,382
Realized investment gains (losses)
Other income                                  (1,614)       1,302           (9)               5,023         11,378
                                             -------       ------      -------              -------        -------
     Total revenues                          118,221       77,799      188,685              136,471        109,274
                                             -------       ------      -------              -------        -------
Benefits and settlement expenses              55,265       50,471       98,237               90,633         40,586
Amortization of deferred policy
 acquisition costs                            20,317        5,055       15,309                5,724         18,654
Other operating expenses                      18,457        2,839       22,675               27,082         33,615
                                              ------       ------      -------              -------         ------
     Total benefits and expenses              94,039       58,365      136,221              123,439         92,855
                                              ------       ------      -------              -------         ------
Income before income tax                      24,182       19,434       52,464               13,032         16,419

                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                             STABLE                        CORPORATE
                                              VALUE         INVESTMENT       AND                       TOTAL
                                             PRODUCTS        PRODUCTS       OTHER      ADJUSTMENTS  CONSOLIDATED
                                             --------        --------      ---------   -----------  ------------
Premiums and policy fees                                      $17,610       $73,863                    $840,991
Reinsurance ceded                                                           (20,001)                   (382,870)
                                                               ------        ------                     -------
  Net of reinsurance ceded                                     17,610        53,862                     458,121
                                                                                                        -------
Net investment income                        $155,634          78,712           915                     462,982
Realized investment gains (losses)                (82)            892                    $  (356)           454
Other income                                                    1,587         2,179                      19,846
                                              -------          ------        ------          ---        -------
     Total revenues                           155,552          98,801        56,956         (356)       941,403
                                              -------          ------        ------          ---        -------
Benefits and settlement expenses              131,016          64,477        42,911                     573,596
Amortization of deferred
 acquisition costs                                575          14,777         1,904                      82,315
Other operating expenses                        2,963          11,018        20,677                     139,326
                                              -------          ------        ------                     -------
     Total benefits and expenses              134,554          90,272        65,492                     795,237
                                              -------          ------        ------                     -------
Income before income tax                       20,998           8,529        (8,536)                    146,166
Income tax expense                                                                        53,603         53,603
                                                                                                        -------
     Net income                                                                                       $  92,563
                                                                                                        =======

                                                                     OPERATING SEGMENT ASSETS
                                                                         SEPTEMBER 30, 2000
                                      -----------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                       LIFE INSURANCE                             PRODUCTS

                                                                                           DENTAL AND
                                         INDIVIDUAL                                         CONSUMER     FINANCIAL
                                           LIFE          WEST COAST    ACQUISITIONS         BENEFITS    INSTITUTIONS
                                          ---------      ----------    ------------        ---------    ------------
Investments and other assets             $1,204,540      $1,437,714      $1,549,613         $210,889    $1,163,060
Deferred policy acquisition costs
 and goodwill                               342,829         269,594         228,875           31,879       143,420
                                          ---------       ---------       ---------          -------     ---------
     Total assets                        $1,547,369      $1,707,308      $1,778,488         $242,768    $1,306,480
                                          =========       =========       =========          =======     =========

                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                              STABLE                                     CORPORATE
                                              VALUE            INVESTMENT                  AND           TOTAL
                                             PRODUCTS           PRODUCTS                  OTHER       CONSOLIDATED
                                             --------          -----------               --------     ------------
Investments and other assets                $3,189,891         $3,904,774                $410,540      $13,071,021
Deferred policy acquisition costs
 and goodwill                                    2,350            124,440                  82,314        1,225,701
                                             ---------          ---------                 -------       ----------
     Total assets                           $3,192,241         $4,029,214                $492,854      $14,296,722
                                             =========          =========                 =======       ==========

                                                                      OPERATING SEGMENT ASSETS
                                                                          DECEMBER 31, 1999
                                        -----------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
                                                                                             SPECIALTY INSURANCE
                                                       LIFE INSURANCE                                PRODUCTS

                                                                                          DENTAL AND
                                        INDIVIDUAL                                        CONSUMER       FINANCIAL
                                          LIFE         WEST COAST    ACQUISITIONS         BENEFITS      INSTITUTIONS
                                        ----------     ----------    ------------        ---------     ------------
Investments and other assets            $1,205,968     $1,343,517      $1,553,954         $197,673        $727,857
Deferred policy acquisition costs          379,117        200,605         235,903           25,819          51,339
                                         ---------      ---------       ---------          -------         -------
     Total assets                       $1,585,085     $1,544,122      $1,789,857         $223,492        $779,196
                                         =========      =========       =========          =======         =======

                                               RETIREMENT SAVINGS AND
                                                 INVESTMENT PRODUCTS

                                            STABLE                                      CORPORATE
                                             VALUE             INVESTMENT                  AND            TOTAL
                                            PRODUCTS            PRODUCTS                  OTHER        CONSOLIDATED
                                            ---------           ---------                -------       ------------
Investments and other assets               $2,766,178          $3,355,863               $418,609       $11,569,619
Deferred policy acquisition costs               1,156             117,577                      8         1,011,524
                                            ---------           ---------                -------        ----------
     Total assets                          $2,767,334          $3,473,440               $418,617       $12,581,143
                                            =========           =========                =======        ==========

NOTE D - STATUTORY REPORTING PRACTICES

         Financial statements prepared in conformity with generally accepted accounting principles (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 2000, and for the nine months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner’s equity and net income prepared in conformity with statutory reporting practices of $575.3 million and $28.6 million, respectively.

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

         Protective Life's balance sheets at September 30, 2000 and December 31, 1999, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                            September 30                    December 31
                                                            ------------                    -----------
                                                                          (In Thousands)

Total investments                                        $  9,982,224                      $  8,894,426
Deferred policy acquisition costs                           1,186,343                           992,518
All other assets                                            3,251,781                         2,918,857
                                                           ----------                        ----------
                                                          $14,420,348                       $12,805,801
                                                           ==========                        ==========

Deferred income taxes                                   $      60,817                     $      46,243
All other liabilities                                      13,065,286                        11,616,935
                                                           ----------                        ----------
                                                           13,126,103                        11,663,178
Share-owner's equity                                        1,294,245                         1,142,623
                                                           ----------                        ----------
                                                          $14,420,348                       $12,805,801
                                                           ==========                        ==========
NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

         Protective Life has not used derivative financial instruments for trading purposes. Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments. Realized investment gains and losses on such contracts are deferred and amortized over the life of the hedged asset or liability. Realized investment losses of $1.2 million were deferred during the first nine months of 2000. No realized investment gains or losses were deferred in the full year of 1999.

Protective Life uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate of interest to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective Life uses foreign exchange contracts in connection with certain stable value contracts denominated in foreign currencies.

At September 30, 2000, contracts with a notional amount of $2.0 billion were in a $10.9 million net unrealized loss position. During the nine months ended September 30, 2000, Protective Life recognized $10.8 million in realized investment losses related to derivative financial instruments. In addition, certain stable value contracts were recorded at market value at September 30, 2000, resulting in a realized investment gain of $11.4 million for the nine months ended September 30, 2000.

NOTE G - COMPREHENSIVE INCOME (LOSS)

         The following table sets forth Protective Life’s comprehensive income (loss) for the nine month periods ended September 30, 2000 and 1999:

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30                  September 30
                                                           --------------------------      ------------------------
                                                              2000             1999           2000         1999
                                                              ----             ----           ----         ----
   Net income                                              $ 31,488          $27,023       $ 92,315       $ 92,563
   Increase (decrease) in net unrealized gains
     on investments (net of income tax:
     three months: 2000 - $39,962; 1999 - $3,072
     nine months: 2000 - $32,848; 1999 - $(74,899))          74,215            5,704         61,003       (139,099)
   Reclassification adjustment for amounts
     included in net income (net of income tax:
     three months: 2000 - $2,048; 1999 - $1,123
     nine months: 2000 - $2,542; 1999 - $(159))               3,804            2,087          4,720           (295)
                                                            -------           ------        -------        -------
   Comprehensive income (loss)                             $109,507          $34,814       $158,038      $ (46,831)
                                                            =======           ======        =======        =======
NOTE H - ACQUISITION

         In January, 2000, Protective Life acquired the Lyndon Insurance Group (“Lyndon”). The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since its effective date.

         Summarized below are the consolidated results of operations for the nine months ended September 30, 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on the Protective Life’s consolidated results of operations for the nine months ended September 30, 1999, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                  Nine Months Ended
                                                  September 30, 1999
                                                  ------------------
                                                    (In Thousands)
                                                     (Unaudited)

      Total revenues                                $    1,014,330
      Net income                                    $       99,381

NOTE I - RECLASSIFICATIONS

         Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

NOTE J - RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Effective January 1, 2001, SFAS No. 133, as amended by SFAS No. 138, will require Protective Life to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share- owner’s equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. Although the adoption of SFAS No. 133 will not affect Protective Life’s operations, adoption will introduce volatility into Protective Life’s reported net income and share-owner’s equity.

         In September 2000 the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal year ended after December 15, 2000. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001.

NOTE K - SUBSEQUENT EVENT

         On November 7, 2000, PLC announced that Protective Life has agreed to coinsure a block of approximately 70,000 individual life policies from Standard Insurance Company. The transaction represents approximately $725 million of life insurance reserves and approximately $80 million of annual premium. The transaction is subject to regulatory approval.

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

Revenues

         The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                                                 Nine Months                  Percentage
                                                                    Ended                      Increase/
                                                                 September 30                 (Decrease)
                                                         --------------------------         -------------
                                                               (In Thousands)
                                                            2000             1999
                                                            ----             ----
         Premiums and policy fees                      $   532,745         $458,121             16.3%
         Net investment income                             512,961          462,982             10.8
         Realized investment gains (losses)                 (7,262)             454          1,699.6
         Other income                                       38,710           19,846             95.1
                                                         ---------          -------
                                                        $1,077,154         $941,403
                                                         =========          =======

         Premiums and policy fees, net of reinsurance ceded, increased $74.6 million or 16.3% in the first nine months of 2000 over the first nine months of 1999. Premiums and policy fees in the Individual Life Division decreased $2.8 million in the first nine months of 2000 as compared to the same period in 1999 primarily due to a higher amount of reinsurance ceded. Premiums and policy fees in the West Coast Division increased $1.8 million in the first nine months of 2000 as compared to the same period in 1999. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. No transactions were completed in this Division in 1999 or the first nine months of 2000. As a result, decreases in older acquired blocks resulted in a $9.5 million decrease in premiums and policy fees. In the Dental Division premiums and policy fees related to dental indemnity insurance increased $13.6 million in the first nine months of 2000 as compared to the same period in 1999. Premiums and policy fees related to the Dental Division’s other businesses increased $1.6 million in the first nine months of 2000 as compared to the same period in 1999. Premiums and policy fees from the Financial Institutions Division increased $77.8 million in the first nine months of 2000 as compared to the first nine months of 1999. On January 20, 2000, the Financial Institutions Division acquired the Lyndon Insurance Group (“Lyndon”) which resulted in a $69.6 million increase in premiums and policy fees. Premiums and policy fees related to the Financial Institutions Division’s other businesses increased $8.2 million in the first nine months of 2000 as compared to the same period in 1999. The increase in premiums and policy fees from the Investment Products Division was $5.2 million. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $13.1 million.

         Net investment income in the first nine months of 2000 increased by $50.0 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets and due to acquisitions. The Lyndon acquisition resulted in a $12.8 million increase in investment income.

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

         Realized investment losses for the first nine months of 2000 were $7.3 million as compared to $0.5 millions of realized investment gains in the corresponding period of 1999. Protective Life could experience significant realized investment losses were it to make adjustments to its existing fixed maturity portfolio.

         Other income consists primarily of fees from the sale of service contracts, administrative-services-only types of group accident and health insurance contracts, and from rental of space in its administrative building to PLC and affiliates. Other income from all sources increased $18.9 million in the first nine months of 2000 as compared with the first nine months of 1999. Revenues from Protective Life’s service contract business and consumer direct dental business increased $13.8 million and $7.2 million, respectively, in the first nine months of 2000 as compared to the same period of 1999.

Income Before Income Tax

         In the 2000 first quarter, certain health insurance lines were transferred from the Dental and Consumer Benefits Division to the Corporate and Other segment. Prior period segment results have been restated to reflect the change.

         The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            Operating Income (Loss) and Income (Loss) Before Income Tax
                                          Nine Months Ended September 30
                                                  (In Thousands)

                                                                                  2000               1999
Operating Income (Loss)1                                                          ----               ----
Life Insurance
      Individual Life                                                          $  29,478          $  24,182
      West Coast                                                                  26,373             19,434
      Acquisitions                                                                39,148             52,464
Specialty Insurance Products
      Dental and Consumer Benefits                                                14,673             13,032
      Financial Institutions                                                      25,385             16,419
Retirement Savings and Investment Products
      Stable Value Products                                                       22,986             21,080
      Investment Products                                                         11,239              8,529
Corporate and Other                                                              (18,744)            (8,536)
                                                                                 -------            -------
              Total operating income                                             150,538            146,604
                                                                                 -------            -------
Realized Investment Gains (Losses)
      Stable Value Products                                                       (2,272)               (82)
      Investment Products                                                            457                892
      Unallocated Realized Investment Gains (Losses)                              (5,447)              (356)
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products                                                           (457)              (892)
                                                                                 -------            -------
              Total net                                                           (7,719)              (438)
                                                                                 -------            -------
Income (Loss) Before Income Tax
Life Insurance
      Individual Life                                                             29,478             24,182
      West Coast                                                                  26,373             19,434
      Acquisitions                                                                39,148             52,464
Specialty Insurance Products
      Dental and Consumer Benefits                                                14,673             13,032
      Financial Institutions                                                      25,385             16,419
Retirement Savings and Investment Products
      Stable Value Products                                                       20,714             20,998
      Investment Products                                                         11,239              8,529
Corporate and Other                                                              (18,744)            (8,536)
Unallocated Realized Investment Gains (Losses)                                    (5,447)              (356)
                                                                                 -------            -------
              Total income before income tax                                    $142,819           $146,166
                                                                                 =======            =======

1   Income before income tax excluding realized investment gains and losses and related amortization of deferred acquisition costs.

         The Individual Life Division’s pretax operating income was $29.5 million in the first nine months of 2000 compared to $24.2 million in the same period of 1999. The Division has grown through sales. The Division’s mortality experience was $3.8 million better than expected in the first nine months of 2000 as compared to being $2.9 million better than expected in the first nine months of 1999.

         West Coast had pretax operating income of $26.4 million for the first nine months of 2000 compared to $19.4 million for the same period last year. The increase reflects the Division’s growth through sales.

         Pretax operating income from the Acquisitions Division was $39.1 million in the first nine months of 2000 as compared to $52.5 million in the same period of 1999. The Division’s mortality experience was approximately $2.9 million better than expected in the first nine months of 2000 as compared to being approximately $6.4 million better than expected in the first nine months of 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment portfolio which had the effect of transferring in the first nine months of 2000 approximately $10.0 million of investment income to the Corporate and Other segment. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The Division has not made an acquisition in 1999 or the first nine months of 2000.

         The Dental Division’s pretax operating income was $14.7 million in the first nine months of 2000 compared to $13.0 million in the same period last year. Claims returned to more normal levels in the 2000 second and third quarters after having been higher than normal in the first quarter.

         Pretax operating income of the Financial Institutions Division was $25.4 million in the first nine months of 2000 as compared to $16.4 million in the same period of 1999. Included in the Division’s 2000 results were $12.4 million of earnings from the Lyndon acquisition. Earnings of the Division’s other business decreased due to higher than expected claims in most lines in the 2000 first quarter.

         The Stable Value Products Division had pretax operating income of $23.0 million in the first nine months of 2000 and $21.1 million in the corresponding period of 1999. This increase was primarily due to higher account balances which was partially offset by lower interest rate spreads. Operating spreads in the 2000 third quarter were compressed due to higher interest rates and an inverted yield curve. Realized investment losses associated with this Division in the first nine months of 2000 were $2.3 million as compared to losses of $0.1 million in the same period last year. As a result, total pretax earnings were $20.7 million in the first nine months of 2000 compared to $21.0 million for the same period last year.

         The Investment Products Division pretax operating income was $11.2 million in the first nine months of 2000 compared to $8.5 million in the same period of 1999. The increase reflects the Division’s growth through sales. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first nine months of 2000 or the full year of 1999.

         The Corporate and Other segment consists primarily of net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), several lines of business which Protective Life is not actively marketing (mostly health insurance), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $18.7 million in the first nine months of 2000 compared to a loss of $8.5 million in the first nine months of 1999. Earnings from health insurance lines decreased $6.4 million in the first nine months of 2000 as compared to the same period last year. The segment also had approximately $3.8 million higher expenses in the third quarter of 2000 as compared to the same period in 1999.

Income Taxes

         The following table sets forth the effective tax rates for the periods shown:

           Nine Months
             Ended                                   Estimated Effective
          September 30                                Income Tax Rates
          ------------                               -------------------
              1999                                          36.7%
              2000                                          35.4

         The effective income tax rate for the full year of 1999 was 36.7%. Management’s estimate of the effective income tax rate for 2000 is approximately 35.8%.

Net Income

         The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                            NET INCOME
                              -----------------------------------------
       NINE MONTHS                                          PERCENTAGE
         ENDED                    TOTAL                      INCREASE/
      SEPTEMBER 30           (IN THOUSANDS)                 (DECREASE)
      ------------           --------------                 ---------
          1999                   $92,563                       6.5%
          2000                    92,315                      (0.3)

         Compared to the same period in 1999, net income in the first nine months of 2000 decreased $0.2 million, reflecting improved operating earnings in the Individual Life, West Coast, Dental, Financial Institutions, Stable Value and Investment Products Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were offset by lower operating earnings in the Acquisitions and the Corporate and Other segment.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Effective January 1, 2001, SFAS No. 133, as amended, will require Protective Life to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share- owner’s equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. Although the adoption of SFAS No. 133 will not affect Protective Life’s operations, adoption will introduce volatility into Protective Life’s reported net income and share-owner’s equity.

         The FASB and the Derivatives Implementation Group (“DIG”), a task force specifically created to assist the FASB in addressing SFAS No. 133 implementation issues, are continuing to issue guidance with respect to SFAS No. 133. Protective Life is in the process of completing its assessment of the application of SFAS No. 133. This assessment includes a review of Protective Life’s insurance and investment product contracts and financial instruments with respect to SFAS No. 133’s definitions of derivative and embedded derivative instruments, as further clarified by the FASB and DIG. The assessment also includes an evaluation of existing hedging relationships to determine if such relationships meet the specific hedging criteria of SFAS No. 133.

         Traditional life insurance, property and casualty insurance, and variable annuity products are excluded from the definition of a derivative instrument. However, non-traditional forms of such products may include embedded derivative instruments, as defined in SFAS No. 133, that must be accounted for separately in financial statements at fair value. With the possible exception of variable life insurance as discussed below, Protective Life has determined that its insurance and investment products do not contain such terms that meet the definition of an embedded derivative instrument.

         The FASB and the DIG are in the process of evaluating variable life insurance products with respect to the embedded derivative provisions of SFAS No. 133. Protective Life expects that its variable life insurance products will ultimately be excluded from the provisions of SFAS No. 133. However, Protective Life will not be able to complete its assessment until the issue is resolved by the FASB in the fourth quarter.

         Within its investment portfolio, Protective Life owns various forms of remarketable put bond securities, with an aggregate par value of approximately $140 million. Each security includes a call option at par ultimately held by a third party unrelated to the debt issuer. Depending on the legal structure of the security and call option, the call option may represent an attached freestanding derivative subject to separate accounting under SFAS No. 133. Protective Life is currently reviewing each security’s specific structure as well as its ability to designate the attached call option as a qualifying hedge of the embedded put option held by Protective Life.

         Protective Life also owns convertible bond securities, which include embedded equity options that must be separately accounted for under SFAS No. 133. Concurrent with the purchase of each security, Protective Life entered into a derivative contract (“asset swap”) with an investment banker that provides the banker with a call option on the security in exchange for a favorable interest rate swap. The asset swaps effectively offset much of the change in fair value of the equity options but do not meet the specific hedging criteria of SFAS No. 133. As of September 30, 2000, the asset swaps’ aggregate fair value was a loss of $21.7 million. The aggregate market and carrying values of the convertible bonds were $116.3 million and $95.9 million, respectively, representing an unrealized gain of $20.4 million. Protective Life is in the process of valuing the embedded equity options in the bond securities for purposes of determining the necessary transition adjustment on January 1, 2001.

         Under existing GAAP, Protective Life is currently accounting for certain derivative instruments as a hedge of the interest rate risk associated with specific mortgage loan commitments and fixed-rate guaranteed investment contracts. The Company has determined that the specific hedge criteria of SFAS No. 133 will not be met for certain of these derivative contracts. The net unrealized loss related to non-qualifying contracts was less than $0.5 million at September 30, 2000. The qualifying contracts will be accounted for as fair value hedges under SFAS No. 133 and, as a result, the earnings impact of the derivative instruments is expected to be offset by the adjustment of the hedged items’ change in fair value attributable to interest rate risk.

         Protective Life has issued foreign-currency-denominated funding agreements that provide for a variable interest rate. Concurrent with their issuance, Protective Life entered into foreign currency swaps with dual floating legs as a compound hedge of the foreign exchange risk and the interest rate risk associated with the foreign currencies. Under SFAS No. 133, the relationship is expected to qualify as a foreign currency, fair value hedge.

         Protective Life is not able to estimate the effect of adoption of SFAS No. 133 on its financial statements until it completes its assessment as noted above. In addition, the FASB and DIG continue to address implementation issues, including insurance-related issues, for which the ultimate resolution may effect Protective Life’s assessment. Furthermore, the actual transition adjustment to be recorded at January 1, 2001 will depend on the nature, purpose and fair value of the derivatives held by Protective Life on that date.

         In September 2000 the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal year ended after December 15, 2000. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001.

PART II

Item 6.                Exhibits and Reports on Form 8-K

      (a)      Exhibit 27 - Financial Data Schedule

                Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Insurance Company

Date:	November 14, 2000	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)