Form 10-K
period 2000-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2001-03-27
CIK 310826

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
_____________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000	Commission File Number
33-31940
33-39345
33-57052
333-02249

_____________

Protective Life Insurance Company

(Exact name of Registrant as specified in its charter)

Tennessee	63-0169720
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (205) 879-9230

_____________

Securities registered pursuant to Section 12(b) of the Act: None

_____________

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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 9, 2001: 5,000,000.

The registrant meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction I(2).

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PART I

Item 1. Business

        Protective Life Insurance Company (Protective), a stock life insurance company, was founded in 1907. Protective is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires “Protective” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

        Protective offers a competitive selection of individual life insurance products, indemnity and prepaid dental products, credit life and disability insurance products, guaranteed investment contracts, guaranteed funding agreements, and fixed and variable annuities. Protective distributes these products through many channels, primarily independent agents, insurance brokers, stockbrokers, financial institutions, company sales representatives, and automobile dealerships. Protective also seeks to acquire insurance policies from other insurers.

        Protective operates seven divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The life insurance category includes the Acquisitions, Individual Life, and West Coast Divisions. The specialty insurance products category includes the Dental Benefits and Financial Institutions Divisions. The retirement savings and investment products category includes the Stable Value Products and Investment Products Divisions. Protective also has an additional business segment which is described herein as Corporate and Other.

        The following table shows the percentages of pretax operating income represented by each of the strategic focuses and the Corporate and Other segment.

                                                RETIREMENT
                               SPECIALTY       SAVINGS AND      CORPORATE
 YEAR ENDED      LIFE          INSURANCE        INVESTMENT         AND
 DECEMBER 31   INSURANCE       PRODUCTS         PRODUCTS          OTHER
----------------------------------------------------------------------------
    1996         55.3%           7.9%             38.8%           (1.9)%
    1997         58.9            16.7             24.6            (0.2)
    1998         58.1            15.0             23.1             3.8
    1999         61.6            20.6             20.6            (2.8)
    2000         62.5            27.5             21.6           (11.6)

        Additional information concerning Protective’s divisions may be found in “Management’s Narrative Analysis of the Results of Operations” and Note K to Consolidated Financial Statements included herein.

Item 2. Properties

        Protective’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,200 vehicles. During 2000, Protective began construction of a third contiguous building which will have approximately 315,000 square feet and parking for approximately 1,560 vehicles.

        Protective leases administrative and marketing office space in approximately 46 cities, including approximately 143,034 square feet in Birmingham, with most leases being for periods of three to five years. The aggregate annualized rent is approximately $7.8 million.

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters

        Protective is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by Protective’s subsidiary, Protective Life and Annuity Insurance Company (PL&A). Therefore, neither Protective’s common stock nor PL&A’s preferred stock is publicly traded.

        At December 31, 2000, $1,122.9 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $882 million, would be subject to federal income tax at rates then effective.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2001 is estimated to be $83.6 million. Protective paid no dividends to PLC in 2000 or 1999.

        PL&A did not pay any preferred dividends in 2000 or 1999. Protective and PL&A do expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

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

Revenues

        The following table sets forth revenues by source for the periods shown:

                                                   YEAR ENDED              PERCENTAGE
                                                   DECEMBER 31        INCREASE (DECREASE)
                                            ---------------------------------------------
                                                  2000        1999
                                                  ----        ----
                                                   (in thousands)

 Premiums and policy fees.............      $   723,519  $   599,223          20.7%
 Net investment income................          696,937      623,231          11.8%
 Realized investment gains (losses)...          (14,599)       4,760        (406.7)%
 Other income.........................           51,202       27,102          88.9%
                                              ---------    ---------
                                             $1,457,059   $1,254,316
                                              =========    =========

        In 2000, premiums and policy fees, net of reinsurance (premiums and policy fees) increased $124.3 million or 20.7% over 1999. The Individual Life Division’s premiums and policy fees decreased $18.7 million due to an increased use of reinsurance ceded by the Division. Premiums and policy fees from the West Coast Division increased $2.8 million. The West Coast Division has also increased its use of reinsurance. Premiums and policy fees in the Acquisition Division, are expected to decline with time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. No acquisitions were completed in this Division in 1999 or 2000 resulting in a decrease of $11.9 million in premiums and policy fees in 2000. In October 2000, PLC transferred ownership of twenty companies (that provide prepaid dental products) to Protective. The operations of these companies are included in Protective’s Dental Benefits Division and resulted in a $29.6 million increase in premiums and policy fees in the Division. Premiums and policy fees related to the Dental Benefits Division’s other businesses increased $20.6 million. In January 2000, the Financial Institutions Division acquired the Lyndon Insurance Group (Lyndon) which resulted in a $97.1 million increase in premium and policy fees. Premiums and policy fees related to the Financial Institutions Division’s other businesses increased $15.4 million. The increase in premiums and policy fees from the Investment Products Division was $5.9 million. Premium and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $16.5 million.

        Net investment income for 2000 was $73.7 million or 11.8% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions, receiving stable value and annuity deposits, and the asset growth that results from the sale of various insurance products. The January 2000 Lyndon acquisition increased net investment income $21.8 million. The percentage earned on average cash and investments was 7.1% in 2000 and 1999.

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

        Protective has an allowance for uncollectible amounts on investments. The allowance totaled $21.8 million at December 31, 2000 and $21.1 million at December 31, 1999. Realized investment gains in 2000 were $27.7 million and realized investment losses were $42.3 million, including a $0.7 million increase in the allowance for uncollectible amounts on investments.

        Other income consists primarily of revenues from Protective’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In 2000, revenues from Protective’s direct response business and service contract business increased $7.5 million and $13.3 million, respectively. Income from other sources increased $3.3 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                                          YEAR ENDED DECEMBER 31
                                                                              (IN THOUSANDS)
                                                                   2000                          1999
                                                                   ----                          ----
                 Operating Income (Loss)(1)
                 Life Insurance
                      Individual Life                            $ 39,439                     $  31,433
                      West Coast                                   36,367                        26,063
                      Acquisitions                                 53,624                        64,460
                 Specialty Insurance Products
                      Dental                                       22,059                        18,335
                      Financial Institutions                       34,826                        22,570
                 Retirement Savings and
                   Investment Products
                      Stable Value Products                        31,208                        29,465
                      Investment Products                          13,584                        11,360
                 Corporate and Other                              (23,992)                       (5,563)
                 ---------------------------------------------------------------------------------------
                 Total operating income                           207,115                       198,123
                 ---------------------------------------------------------------------------------------
                 Realized Investment Gains (Losses)
                      Stable Value Products                        (6,556)                         (549)
                      Investment Products                             410                         1,446
                      Unallocated Realized
                        Investment Gains (Losses)                  (8,453)                        3,863
                 Related Amortization of Deferred
                   Policy Acquisition Costs
                      Investment Products                            (410)                       (1,446)
                 ---------------------------------------------------------------------------------------
                 Total net                                        (15,009)                        3,314
                 ---------------------------------------------------------------------------------------
                 Income (Loss) Before Income Tax
                 Life Insurance
                      Individual Life                              39,439                        31,433
                      West Coast                                   36,367                        26,063
                      Acquisitions                                 53,624                        64,460
                 Specialty Insurance Products
                      Dental                                       22,059                        18,335
                      Financial Institutions                       34,826                        22,570
                 Retirement Savings and
                   Investment Products
                      Stable Value Products                        24,652                        28,916
                      Investment Products                          13,584                        11,360
                 Corporate and Other                              (23,992)                       (5,563)
                 Unallocated Realized
                   Investment Gains (Losses)                       (8,453)                        3,863
                 ---------------------------------------------------------------------------------------
                 Total income before
                   income tax                                    $192,106                      $201,437
                 ---------------------------------------------------------------------------------------
        (1)  Income  before income tax excluding  realized  investment  gains and losses and related  amortization  of deferred  policy acquisition costs.

        The Individual Life Division’s 2000 pretax income was $39.4 million, $8.0 million above 1999. The Division has grown through sales. The Division’s mortality experience was approximately $0.8 million better than expected in 2000 as compared to being approximately $1.8 million better than expected in 1999. The Division’s 2000 results also include expenses to develop new distribution channels.

        In 2000, the West Coast Division had pretax operating income of $36.4 million, $10.3 million above 1999. The Division has grown through sales.

        In the ordinary course of business, the Acquisitions Division regularly considers acquisitions of blocks of policies or smaller insurance companies. Policies acquired through the Division are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds of terminations of coverage) unless new acquisitions are made. The Division did not make an acquisition in 1999 or 2000.

        The Acquisitions Division’s 2000 pretax operating income was $53.6 million, $10.8 million below 1999. The Division’s mortality experience was approximately $5.8 million better than expected in 2000 as compared to being approximately $8.9 million better than expected in 1999. Additionally, in the fourth quarter of 1999, adjustments were made to the Division’s investment portfolio which had the effect of transferring approximately $10 million of investment income to the Corporate and Other segment during 2000.

        The Dental Division’s 2000 pretax income was $22.1 million compared to $18.3 million in 1999. The aforementioned transfer of companies from PLC resulted in a $2.6 million increase in pretax operating income. The remainder of the increase reflects the Division’s growth through sales.

        The Financial Institutions Division’s 2000 pretax income increased $12.3 million to $34.8 million. Included in the Division’s 2000 results were $16.9 million from the Lyndon acquisition. Earnings of the Division’s other businesses were lower than expected due to higher than expected claims.

        The Stable Value Products Division’s 2000 pretax operating income increased $1.7 million to $31.2 million. The increase was due to higher account balances which was partially offset by lower interest rate spreads. Operating spreads in 2000 were compressed due to higher interest rates and an inverted yield curve. Realized investment losses associated with this Division in 2000 were $6.5 million as compared to realized investment losses of $0.5 million in 1999. As a result, total pretax income was $24.7 million in 2000 and $28.9 million in 1999.

        The Investment Products Division’s 2000 pretax operating income was $13.6 million, an increase of $2.2 million. The increase reflects the Division’s growth through sales. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in 1999 or 2000. As a result, total pretax income was $13.6 million in 2000 and $11.4 million in 1999.

        The Corporate and Other segment consists of net investment income on unallocated capital, several lines of business which Protective is not actively marketing (mostly health insurance), and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax operating losses for this segment were $24.0 million in 2000 as compared to pretax operating losses of $5.6 million in 1999. Earnings from health insurance lines decreased $7.0 million. In 2000, higher short-term interest rates and an inverted yield curve reduced investment income and increased interest expense.

Income Tax Expense

        The following table sets forth the effective income tax rates for the periods shown:

       YEAR ENDED                           EFFECTIVE INCOME
       DECEMBER 31                             TAX RATES
       -----------------------------------------------------
       2000 ...............................       35.4%
       1999 ...............................       36.3%
       1998 ...............................       35.0%

        Management's current estimate of the effective income tax rate for 2001 is between 34% and 35%.

Net Income

        The following table sets forth net income for the periods shown:

                                                       NET INCOME
                                            -----------------------------------
  YEAR ENDED                                                   PERCENTAGE
  DECEMBER 31                                   AMOUNT      INCREASE (DECREASE)
                                            --------------  -------------------
                                            (in thousands)
  2000..................................       $124,035          (3.3)%
  1999..................................        128,258           9.5
  1998..................................        117,183          20.3

        Compared to 1999, net income in 2000 decreased 3.3%, reflecting improved operating earnings in the Individual Life, West Coast, Dental Benefits, Financial Institutions, Investment Products, and Stable Value Products Divisions, which were offset by lower operating earnings in the Acquisitions Division, the Corporate and Other segment and higher realized investment losses.

Recently Issued Accounting Standards

        For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Investments

        Protective’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2000, Protective’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $7,390.1 million, which is 1.0% below amortized cost (less allowances for uncollectible amounts on investments) of $7,463.7 million. Protective had $2,268.2 million in mortgage loans at December 31, 2000. While Protective’s mortgage loans do not have quoted market values, at December 31, 2000, Protective estimates the market value of its mortgage loans to be $2,385.2 million (using discounted cash flows from the next call date), which is 5.2% above amortized cost. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuation are not expected to adversely affect liquidity.

        The approximate percentage distribution of Protective’s fixed maturity investment by quality rating at December 31 is as follows:

RATING                                   2000             1999
-----------                              ----             ----
  AAA................................... 37.3%            37.5%
  AA....................................  7.0              6.3
  A..................................... 25.2             26.6
  BBB................................... 27.4             25.7
  BB or less............................  3.0              3.8
  Redeemable preferred stocks...........  0.1              0.1
                                        -----            -----
                                        100.0%           100.0%
                                        =====            =====

        At December 31, 1999, Protective’s fixed maturity investments had a market value of $6,304.6 million, which was 3.7% below amortized cost of $6,546.8 million. Protective estimated the market value of its mortgage loans to be $1,909.0 million at December 31, 1999, which was 1.9% below amortized cost of $1,946.7 million.

        The following table sets forth the estimated market values of Protective’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                  Estimated Market Values Resulting From An
                    Immediate 1 Percentage Point Increase
                               In Interest Rates

                                    AMOUNT                   PERCENT
   AT DECEMBER 31, 1999          (IN MILLIONS)               CHANGE
----------------------------------------------------------------------------
   Fixed maturities                $6,046.1                  (4.1)%
   Mortgage loans                   1,825.0                  (4.4)
============================================================================

   AT DECEMBER 31, 2000
----------------------------------------------------------------------------
   Fixed maturities                $7,131.4                  (3.5)%
   Mortgage loans                   2,277.9                  (4.5)
============================================================================

        Estimated market values were derived from the durations of Protective’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of Protective’s fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        In the ordinary course of its commercial mortgage lending operations, Protective will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest.

        At December 31, 2000, Protective had outstanding mortgage loan commitments of $308.4 million, with an estimated fair value of $319.0 million (using discounted cash flows from the first call date). At December 31, 1999, Protective had outstanding commitments of $552.6 million with an estimated fair value of $531.0 million. The following table sets forth the estimated fair value of Protective’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

            ESTIMATED FAIR VALUES RESULTING FROM AN
             IMMEDIATE 1 PERCENTAGE POINT INCREASE
                        IN INTEREST RATES

                              AMOUNT                  PERCENT
  AT DECEMBER 31          (IN MILLIONS)               CHANGE
 --------------------------------------------------------------
      1999                   $503.4                   (5.2)%
      2000                    305.0                   (4.4)
 ==============================================================

        The estimated fair values were derived from the durations of Protective’s outstanding mortgage loan commitments. While these estimated fair values generally provide an indication of how sensitive the fair value of Protective’s outstanding commitments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Liabilities

        Many of Protective’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2000, Protective had $3,177.9 million of stable value account balances with an estimated fair value of $3,251.0 million (using discounted cash flows), and $1,916.9 million of annuity account balances with an estimated fair value of $1,893.7 million (using surrender values).

        At December 31, 1999, Protective had $2,680.0 million of stable value account balances with an estimated fair value of $2,649.6 million (using discounted cash flows), and $1,639.2 million of annuity account balances with an estimated fair value of $1,599.0 million (using surrender values).

        The following table sets forth the estimated fair values of Protective’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                       ESTIMATED FAIR VALUES RESULTING FROM AN
                        IMMEDIATE 1 PERCENTAGE POINT DECREASE
                                   IN INTEREST RATES

                                            AMOUNT                PERCENT
  AT DECEMBER 31, 1999                  (IN MILLIONS)             CHANGE
  -----------------------------------------------------------------------------
  Stable value account balances          $2,692.0                  1.6%
  Annuity account balances                1,658.2                  3.7
  =============================================================================

  AT DECEMBER 31, 2000
  -----------------------------------------------------------------------------
  Stable value account balances          $3,299.8                  1.5%
  Annuity account balances                1,975.1                  4.3
  =============================================================================

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

Derivative Financial Instruments

         Combinations of interest rate swap contracts, options, and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and certain investment securities. No realized gains or losses were deferred in 2000 or 1999.

         Protective uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments and liabilities from a variable rate of interest to a fixed rate of interest, and from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective uses foreign currency swaps in connection with certain stable value contracts denominated in foreign currencies.

         At December 31, 2000, contracts with a notional amount of $2,424.3 million were in a $13.0 million net unrealized loss position. At December 31, 1999, contracts with a notional amount of $1,328.9 million were in a $2.1 million net unrealized gain position.

        The following table sets forth the notional amount and net unrealized gains and losses of Protective’s derivative financial instruments at December 31, and the estimated net unrealized gains and losses resulting from a hypothetical immediate plus and minus 1 percentage point change in interest rates from levels prevailing at December 31.

Derivative Financial Instruments

                                                                           NET UNREALIZED GAIN(LOSS)
                                                            -------------------------------------------------------
                                                                                         RESULTING FROM AN
                                                                                    IMMEDIATE +/-1 PERCENTAGE
                                                                AT                          POINT CHANGE
                                           NOTIONAL         DECEMBER 31,                IN INTEREST RATES
                                             AMOUNT            1999                     +1%            -1%
                                                                        (in millions)
-------------------------------------------------------------------------------------------------------------------
Options
     Calls                             $   450.0             $ (1.4)               $  (1.5)          $(1.2)
Fixed to floating
     Swaps                                 280.0                4.0                    9.4            (1.6)
     Floors                                 15.0               (0.1)                   0.0            (0.1)
Floating to fixed
     Swaps                                 583.9               (0.3)                 (28.7)           30.5
-------------------------------------------------------------------------------------------------------------------
                                        $1,328.9            $   2.2                 $(20.8)          $27.6
===================================================================================================================

                                                                           NET UNREALIZED GAIN(LOSS)
                                                            -------------------------------------------------------
                                                                                          RESULTING FROM AN
                                                                                      IMMEDIATE +/-1 PERCENTAGE
                                                                AT                          POINT CHANGE
                                           NOTIONAL         DECEMBER 31,                 IN INTEREST RATES
                                             AMOUNT            2000                       +1%            -1%
                                                                        (in millions)
-------------------------------------------------------------------------------------------------------------------
Options
     Puts                             $     50.0             $  0.0                 $  0.2          $  0.0
     Futures                               100.8               (2.8)                   4.0            (9.0)
Fixed to floating
     Swaps                                 689.3               (5.5)                 (27.2)           16.8
     Swaptions                             275.0                0.5                    0.0             7.4
     Caps                                  200.0                0.0                    0.3             0.0
     Floors                                100.0               (0.3)                   0.0            (0.8)
Floating to fixed
     Swaps                                 160.0               (2.5)                   4.5            (9.4)
     Caps                                  300.0                0.0                    0.5             0.0
     Floors                                300.0               (1.1)                   0.0            (3.1)
-------------------------------------------------------------------------------------------------------------------
                                        $2,175.1             $(11.7)                $(17.7)          $ 1.9
===================================================================================================================

        Protective is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2000, stable value contracts of $249.2 million had a foreign exchange loss of approximately $4.0 million. At December 31, 2000, the related foreign currency swaps had a net unrealized loss of approximately $1.3 million.

        The following table sets for the notional amount and net unrealized gains and losses of the funding agreements and related foreign currency swaps at December 31, 2000, and the estimated net unrealized gains and losses resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31, 2000.

                                                      NET UNREALIZED GAIN(LOSS)
                                       ---------------------------------------------------
                                                                  RESULTING FROM
                                                                AN IMMEDIATE +/-10%
                                                                 CHANGE IN FOREIGN
                                                                 CURRENCY EXCHANGE
                                                                       RATES

                           NOTIONAL           AT
(IN MILLIONS)               AMOUNT        DECEMBER 31          +10%             -10%
------------------------ ------------- ------------------ ---------------- ---------------
2000
Stable Value
  Contracts                 $249.2           $(4.0)            $(29.3)         $21.3
Foreign Currency
  Swaps                      249.2            (1.3)              23.7          (26.4)
------------------------ ------------- ------------------ ---------------- ---------------
                            $498.4           $(5.3)           $  (5.6)        $ (5.1)
======================== ============= ================== ================ ===============

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..........................................................
Consolidated Statements of Income for the years ended December 31,  2000, 1999, and 1998...
Consolidated Balance Sheets as of December 31, 2000 and 1999...............................
Consolidated Statements of Share-Owner’s Equity for the years ended
   December 31, 2000, 1999, and 1998.......................................................
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.
Notes to Consolidated Financial Statements.................................................
Financial Statement Schedules:
 Schedule III — Supplementary Insurance Information...................................
 Schedule IV — Reinsurance ...........................................................

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2001

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                        (Dollars in thousands)

                                                                                          YEAR ENDED DECEMBER 31
                                                                                    ---------------------------------
                                                                                      2000         1999       1998
                                                                                      ----         ----       ----
REVENUES
   Premiums and policy fees...............................................         $1,545,969  $1,137,256  $1,027,340
   Reinsurance ceded .....................................................           (822,450)   (538,033)   (459,215)
                                                                                    ---------   ---------   ---------
     Net of reinsurance ceded.............................................            723,519     599,223     568,125
   Net investment income..................................................            696,937     623,231     603,795
   Realized investment gains (losses).....................................            (14,599)      4,760       2,136
   Other income...........................................................             51,202      27,102      20,201
                                                                                    ---------   ---------   ---------
                                                                                    1,457,059   1,254,316   1,194,257
                                                                                    ---------   ---------   ---------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 2000 - $538,291;
     1999 - $344,474; 1998 - $330,494)....................................            924,210     771,527     730,496
   Amortization of deferred policy acquisition costs .....................            149,574     104,913     111,188
   Amortization of goodwill...............................................              3,867
   Other operating expenses (net of reinsurance ceded: 2000 - $223,498;
     1999 - $150,570; 1998 - $166,375)....................................            187,302     176,439     172,228
                                                                                    ---------   ---------   ---------
                                                                                    1,264,953   1,052,879   1,013,912
                                                                                    ---------   ---------   ---------
INCOME BEFORE INCOME TAX..................................................            192,106     201,437     180,345

INCOME TAX EXPENSE
     Current..............................................................             15,491      47,504      48,237
     Deferred.............................................................             52,580      25,675      14,925
                                                                                      -------     -------     -------
                                                                                       68,071      73,179      63,162
                                                                                      -------     -------     -------
NET INCOME................................................................        $   124,035 $   128,258 $   117,183
                                                                                      =======     =======     =======

                                            See notes to consolidated financial statements.

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                      CONSOLIDATED BALANCE SHEETS
                                           (Dollars in thousands, except per share amounts)

                                                                                                      DECEMBER 31
                                                                                               --------------------------
                                                                                                 2000              1999
ASSETS                                                                                           ----              ----
Investments:
    Fixed maturities, at market (amortized cost: 2000 - $7,463,700; 1999 - $6,546,798)..     $ 7,390,110      $ 6,304,554
    Equity securities, at market (cost: 2000 - $44,450; 1999 - $32,092).................          41,792           30,696
    Mortgage loans on real estate.......................................................       2,268,224        1,946,690
    Investment real estate, net of accumulated depreciation (2000 - $1,226; 1999 - $1,014)        12,566           15,582
    Policy loans........................................................................         230,527          232,126
    Other long-term investments.........................................................          66,646           39,943
    Short-term investments..............................................................         172,699           81,171
                                                                                              ----------        ---------
        Total investments...............................................................      10,182,564        8,650,762
Cash....................................................................................          33,517
Accrued investment income...............................................................         121,996          101,120
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (2000 - $2,195; 1999 - $2,540)..............................................          72,189           45,852
Reinsurance receivables.................................................................       1,099,574          859,684
Deferred policy acquisition costs.......................................................       1,189,380        1,011,524
Goodwill, net...........................................................................         241,831
Property and equipment, net.............................................................          51,166           49,002
Other assets............................................................................         120,874           27,712
Receivable from related parties.........................................................           4,768           13,059
Assets related to separate accounts.....................................................
    Variable Annuity....................................................................       1,841,439        1,778,618
    Variable Universal Life.............................................................          63,504           40,293
    Other...............................................................................           3,746            3,517
                                                                                              ----------       ----------
                                                                                             $15,026,548      $12,581,143
LIABILITIES                                                                                   ==========       ==========
Policy liabilities and accruals:
     Future policy benefits and claims..................................................     $ 5,033,397     $  4,566,426
     Unearned premiums..................................................................         935,605          507,659
                                                                                               ---------        ---------
     Total policy liabilities and accruals..............................................       5,969,002        5,074,085
Stable value investment contract deposits...............................................       3,177,863        2,680,009
Annuity deposits........................................................................       1,916,894        1,639,231
Other policyholders' funds..............................................................         125,336          116,815
Other liabilities.......................................................................         324,901          293,862
Accrued income taxes....................................................................         (10,932)         (25,833)
Deferred income taxes...................................................................          72,065          (32,335)
Note payable............................................................................           2,315            2,338
Indebtedness to related parties.........................................................          10,000           14,000
Liabilities related to separate accounts................................................
     Variable Annuity...................................................................       1,841,439        1,778,618
     Variable Universal Life............................................................          63,504           40,293
     Other..............................................................................           3,746            3,517
                                                                                              ----------       ----------
       Total liabilities................................................................      13,496,133       11,584,600
                                                                                              ----------       ----------
COMMITMENTS AND CONTINGENT LIABILITIES — NOTE G
SHARE-OWNER’S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000..........................               2                2
Common Stock, $1.00 par value, shares
   authorized and issued: 5,000,000.....................................................           5,000            5,000
Additional paid-in capital..............................................................         632,805          327,992
Note receivable from PLC Employee Stock Ownership Plan..................................          (4,841)          (5,148)
Retained earnings.......................................................................         948,819          814,777
Accumulated other comprehensive income
  Net unrealized gains (losses) on investments
  (net of income tax: 2000-$(27,661); 1999-$(78,658))...................................         (51,370)        (146,080)
                                                                                               ---------       ----------
       Total share-owner’s equity.......................................................       1,530,415          996,543
                                                                                              ----------       ----------
     ...................................................................................     $15,026,548      $12,581,143
                                                                                              ==========       ==========
                                            See notes to consolidated financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY
                                           (Dollars in thousands, except per share amounts)

                                                                                         NOTE
                                                                                      RECEIVABLE                 NET
                                                                             ADDITIONAL  FROM                 UNREALIZED       TOTAL
                                                         PREFERRED   COMMON   PAID-IN    PLC     RETAINED    GAINS(LOSSES)  SHARE-OWNER’S
                                                           STOCK     STOCK    CAPITAL    ESOP    EARNINGS   ON INVESTMENTS    EQUITY
                                                         ---------   ------  --------  --------  --------   --------------  ---------

Balance, December 31, 1997                               $   2      $5,000   $327,992  $(5,378)  $629,436     $61,727     $1,018,779
                                                                                                                           ---------
     Net income for 1998                                                                          117,183                    117,183
     Decrease in net unrealized
        gains on investments (net of income tax - $(2,844))                                                    (5,281)        (5,281)
     Reclassification adjustment for amounts included
        in net income (net of income tax - $(747))                                                             (1,389)        (1,389)
                                                                                                                             -------
     Comprehensive income for 1998                                                                                           110,513
                                                                                                                             -------
     Common dividends ($12 per share)                                                             (60,000)                   (60,000)
     Preferred dividends ($50 per share)                                                             (100)                      (100)
     Decrease in note receivable from PLC ESOP                                             179                                   179
                                                          ----       -----    -------   ------    -------     -------      ---------
Balance, December 31, 1998                                   2       5,000    327,992   (5,199)   686,519      55,057      1,069,371
                                                                                                                           ---------
     Net income for 1999                                                                          128,258                    128,258
     Decrease in net unrealized
        gains on investments (net of income tax - $(106,638))                                                (198,043)      (198,043)
     Reclassification adjustment for amounts included
        in net income (net of income tax - $(1,666))                                                           (3,094)        (3,094)
                                                                                                                           ---------
     Comprehensive loss for 1999                                                                                             (72,879)
                                                                                                                           ---------
     Decrease in note receivable from PLC ESOP                                              51                                    51
                                                          ----       -----    -------   -------   -------    ---------     ---------
Balance, December 31, 1999                                   2       5,000    327,992   (5,148)   814,777    (146,080)       996,543
                                                                                                                           ---------
     Net income for 2000                                                                          124,035                    124,035
     Decrease in net unrealized
        losses on investments (net of income tax - $45,887)                                                    85,221         85,221
     Reclassification adjustment for amounts included
        in net income (net of income tax - $5,110)                                                              9,489          9,489
                                                                                                                           ---------
     Comprehensive income for 2000                                                                                           218,745
                                                                                                                           ---------
     Capital contribution                                                      81,000                                         81,000
     Transfer of subsidiaries from PLC (see Note A)                           223,813              10,007                    233,820
     Decrease in note receivable from PLC ESOP                                             307                                   307
                                                          ----      ------   --------  -------   --------    --------      ---------
Balance, December 31, 2000                               $   2      $5,000   $632,805  $(4,841)  $948,819    $(51,370)    $1,530,415
                                                          ====      ======   ========  =======   ========    ========      =========

                                            See notes to consolidated financial statements.

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)
                                                                                                               DECEMBER 31
                                                                                              --------------------------------------
                                                                                                   2000         1999         1998
                                                                                                   ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income..............................................................................$    124,035  $   128,258   $ 117,183
     Adjustments to reconcile net income to net cash provided by operating activities:
         Realized investment (gains) losses..................................................      14,599       (4,760)     (2,136)
         Amortization of deferred policy acquisition costs...................................     149,574      104,913     111,188
         Amortization of goodwill............................................................       3,867
         Capitalization of deferred policy acquisition costs.................................    (338,685)    (239,483)   (192,838)
         Depreciation expense................................................................       9,581       10,513       7,110
         Deferred income taxes...............................................................      55,161       24,234      14,925
         Accrued income taxes................................................................      13,265      (14,841)    (11,933)
         Interest credited to universal life and investment products.........................     766,004      331,746     352,721
         Policy fees assessed on universal life and investment products......................    (197,581)    (165,818)   (139,689)
         Change in accrued investment income and other receivables...........................    (160,488)    (119,183)   (159,362)
         Change in policy liabilities and other policyholder funds of
             traditional life and health products............................................     508,454      215,201     322,464
         Change in other liabilities.........................................................       1,809       67,552     (19,771)
         Other (net).........................................................................     (34,626)      (5,526)    (22,634)
                                                                                                  -------      -------     -------
Net cash provided by operating activities....................................................     914,969      332,806     377,228
                                                                                                  -------      -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and principal reduction of investments:
         Investments available for sale......................................................  12,828,276    9,973,742  10,445,407
         Other...............................................................................     133,814      243,280     198,559
     Sale of investments:
         Investment available for sale.......................................................     810,716      537,343   1,080,265
         Other...............................................................................       5,222      267,892     155,906
     Cost of investments acquired:
         Investments available for sale...................................................... (14,384,625) (10,625,354)(11,505,098)
         Other...............................................................................    (463,909)    (864,100)   (662,350)
     Acquisitions and bulk reinsurance assumptions...........................................    (141,040)      46,508
     Purchase of property and equipment......................................................      (5,085)     (18,075)    (13,077)
     Sale of property and equipment..........................................................                      151
                                                                                               ----------   ----------   ---------
Net cash used in investing activities........................................................  (1,216,631)    (438,613)   (300,388)
                                                                                               ----------   ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit arrangements and long-term debt.........................   2,197,800    4,351,177   1,975,800
     Capital contribution from PLC...........................................................      81,000
     Principal payments on line of credit arrangements and long-term debt....................  (2,197,823)  (4,351,203) (1,973,437)
     Principal payment on surplus note to PLC................................................      (4,000)      (4,000)     (2,000)
     Dividends to share owner................................................................                              (60,100)
     Investment product deposits and change in universal life deposits.......................   1,811,484    1,300,736     981,124
     Investment product withdrawals..........................................................  (1,553,282)  (1,190,903) (1,037,424)
                                                                                                ---------    ---------   ---------
Net cash provided by (used in) financing activities..........................................     335,179      105,807    (116,037)
                                                                                                ---------    ---------   ---------

INCREASE(DECREASE) IN CASH...................................................................      33,517            0     (39,197)
CASH AT BEGINNING OF YEAR....................................................................           0            0      39,197
                                                                                                ---------    ---------   ---------
CASH AT END OF YEAR..........................................................................$     33,517  $         0   $       0
                                                                                                =========    =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
     Cash paid during the year:
         Interest on debt....................................................................$        3,310 $    5,611   $   8,338
         Income taxes........................................................................$       25,638 $   56,192   $  57,429

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Reduction of principal on note from ESOP................................................$          307 $       51   $     179
     Acquisitions, related reinsurance transactions and subsidiary transfer
         Assets acquired.....................................................................$      759,067 $   12,502   $ 247,894
         Liabilities assumed.................................................................      (384,207)   (12,502)   (380,405)
         Equity from subsidiary transfer (see Note A)........................................      (233,820)         0           0
                                                                                                  ---------     ------     -------
     Net ....................................................................................$      141,040 $        0   $(132,511)
                                                                                                  =========     ======     =======

                                            See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in tables are in thousands)

Note A-- SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries (Protective) are prepared on the basis of accounting principles generally accepted in the United States of America. Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities. (See also Note B.)

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

        ENTITIES INCLUDED

        The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Insurance Company and its wholly-owned subsidiaries. Protective is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company.

        On October 1, 2000, PLC transferred its ownership of twenty companies (that market prepaid dental products) to Protective. This transfer was accounted for in a manner similar to that in pooling-of-interests accounting, which resulted in the assets and liabilities of these companies being transferred at amounts equal to PLC’s bases (including approximately $200 million of goodwill). In addition, Protective’s share-owner’s equity was adjusted by an amount equal to the companies’ share-owner’s equity at October 1, 2000. The results of operations of these companies have been included in the accompanying financial statements since the effective date of the transfer.

        NATURE OF OPERATIONS

        Protective provides financial services through the production, distribution, and administration of insurance and investment products. Protective markets individual life insurance, indemnity and prepaid dental products, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. Protective also maintains a separate division devoted exclusively to the acquisition of insurance policies from other companies.

        The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, and other factors.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        In 1999, Protective adopted Statement of Financial Accounting Standards (SFAS) No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,” Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Statement of Position 97-3, “Accounting by Insurance and Other Enterprises for Insurance Related Assessments” issued by the American Institute of Certified Public Accountants. The adoption of these accounting standards did not have a material effect on PLC’s or Protective’s financial statements.

        The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective January 1, 2001, SFAS No. 133 (as amended by SFAS Nos. 137 and 138) requires Protective to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owners’ equity until the hedged item is recognized in net income. The fair value of derivatives increases or decreases as interest rates and general economic conditions change. The adoption of SFAS No. 133 on January 1, 2001, will result in a cumulative after-tax charge to net income of approximately $8.3 million and a cumulative after-tax increase to other comprehensive income of approximately $4.0 million in the first quarter of fiscal 2001. The adoption will also impact assets and liabilities recorded on the balance sheet. Prospectively, the adoption may introduce volatility into Protective’s reported net income and other comprehensive income depending on future market conditions and Protective’s hedging activities.

        In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125.” SFAS No. 140 revises the standards of accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

        INVESTMENTS

        Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as “available for sale.”

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

•	Fixed maturities (bonds, and redeemable preferred stocks) — at current market value. Where market values are unavailable, Protective obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks) — at current market value.

•	Mortgage loans — at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

•	Investment real estate — at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans — at unpaid balances.

•	Other long-term investments — at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments — at cost, which approximates current market value.

        Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.6 million in bank deposits voluntarily restricted as to withdrawal.

        As prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owner’s equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the adoption of SFAS No. 115 does not affect Protective’s operations, its reported share-owner’s equity will fluctuate significantly as interest rates change.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                             2000                1999
                                             ----                ----
  Total investments....................  $10,258,809       $  8,894,426
  Deferred policy acquisition costs....    1,192,696            992,518
  All other assets.....................    3,654,604          2,918,857
                                          ----------         ----------
                                         $15,106,109        $12,805,801
                                          ==========         ==========

  Deferred income taxes................$     100,256     $       46,243
  All other liabilities................   13,424,068         11,616,935
                                          ----------         ----------
                                          13,524,324         11,663,178
  Share-owner’s equity.................    1,581,785          1,142,623
                                          ----------         ----------
                                         $15,106,109        $12,805,801
                                          ==========         ==========

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

        DERIVATIVE FINANCIAL INSTRUMENTS

        Combinations of interest rate swap contracts, options, and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments, mortgage loans, and mortgage-backed securities, and liabilities arising from interest-sensitive products. Realized gains and losses on certain contracts are deferred and amortized over the life of the hedged asset or liability, and such amortization is recorded in investment income or interest expense. Any unamortized gain or loss is recorded as a realized investment gain or loss upon the early termination of a hedged asset or liability, or when the anticipated transaction is no longer likely to occur. No realized gains or losses were deferred in 2000 and 1999.

        Protective accounts for certain interest rate swaps designated as hedges of available-for-sale securities on a mark-to-market basis. The accrual of interest payable or receivable on these interest rate swaps is reported in investment income. Changes in the market values of these interest rate swaps, exclusive of net interest accruals, are reported in other comprehensive income on a net-of-tax basis.

        Protective uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps and floors to convert certain investments from a variable to a fixed rate of interest and from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. Amounts paid or received related to the initiation of certain interest rate swap contracts, swaptions, caps, and floors are deferred and amortized over the life of the related financial instrument, and subsequent periodic settlements are recorded in investment income or interest expense. Gains or losses on contracts terminated upon the early termination of the related financial instrument are recorded as realized investment gains or losses. Amounts paid and received related to the initiation of interest rate swap contracts, swaptions, caps and floors were $1.3 million and $1.1 million, respectively, in 2000. Amounts paid were $1.4 million and $1.0 million in 1999 and 1998, respectively. No amounts were received in 1999 and 1998.

        Protective utilizes foreign currency swaps as hedges of the foreign currency exchange risk associated with its obligations under certain stable value contracts denominated in foreign currencies. Gains and losses are recognized on the currency swaps to the extent of changes in spot exchange rates since inception of the contracts.

        At December 31, 2000, contracts with a notional amount of $2,424.3 million were in a $13.0 million net unrealized loss position. At December 31, 1999, contracts with a notional amount of $1,328.9 million were in a $2.1 million net unrealized gain position. Protective recognized realized investment gains related to derivative financial instruments of $4.5 million and $3.8 million in 2000 and 1999, respectively.

        Protective's derivative financial instruments are with highly rated counterparties.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Property and equipment consisted of the following at December 31:

                                                      2000            1999
                                                      ----            ----
  Home office building.........................    $ 41,184        $ 40,524
  Other, principally furniture and equipment...      66,484          54,412
                                                    -------          ------
                                                    107,668          94,936
  Accumulated depreciation.....................      56,502          45,934
                                                    -------          ------
                                                   $ 51,166        $ 49,002
                                                    =======          ======

        SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which Protective does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

        REVENUES AND BENEFITS EXPENSE

•	Traditional Life, Health, and Credit Insurance Products — Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs.

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

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Activity in the liability for unpaid claims is summarized as follows:

                                             2000           1999         1998
                                             ----           ----         ----
  Balance beginning of year...........     $120,575      $  90,332      $106,121
      Less reinsurance................       47,661         20,019        18,673
                                            -------         ------       -------
  Net balance beginning of year.......       72,914         70,313        87,448
                                            -------         ------       -------
  Incurred related to:
  Current year........................      311,633        311,002       288,015
  Prior year..........................       (4,489)        (5,574)      (10,198)
                                            -------        -------       -------
      Total incurred..................      307,144        305,428       277,817
                                            -------        -------       -------
  Paid related to:
  Current year........................      241,566        264,298       236,001
  Prior year..........................       60,972         40,197        58,951
                                            -------        -------       -------
      Total paid......................      302,538        304,495       294,952
                                            -------        -------       -------
  Other changes:
      Acquisitions and
         reserve transfers............        6,623          1,668             0
                                             ------         ------        ------
  Net balance end of year.............       84,143         72,914        70,313
      Plus reinsurance................       25,830         47,661        20,019
                                            -------        -------        ------
  Balance end of year.................     $109,973       $120,575     $  90,332
                                            =======        =======        ======
•	Universal Life and Investment Products — Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.6% to 9.4% in 2000.

Protective’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

        DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective's universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. Protective amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

unamortized present value of future profits for all acquisitions was approximately $343.6 million and $340.6 million at December 31, 2000 and 1999, respectively. During 2000 $47.3 million of present value of future profits was capitalized (relating to acquisitions made during the year) and $44.3 million was amortized. During 1999 $13.3 million of present value of future profits was capitalized, and $43.0 million was amortized.

        GOODWILL

        Goodwill is being amortized straight-line over periods ranging from 20 to 40 years. Goodwill at December 31, 2000, is as follows:

     Goodwill                                          $260,773
     Accumulated amortization                            18,942
                                                        -------
                                                       $241,831
                                                        =======

        Protective periodically evaluates the recoverability of its goodwill by comparing expected future cash flows to the amount of unamortized goodwill. If this evaluation were to indicate the unamortized goodwill is impaired, the goodwill would be reduced to an amount representing the present value of applicable estimated future cash flows.

        INCOME TAXES

        Protective uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

        RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principals generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are provided for temporary differences between financial and taxable earnings; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owner’s equity; (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES (Continued)

        The reconciliations of net income and share-owner’s equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                                  Net Income                     Share-Owner’s Equity
                                                    ----------------------------------- -----------------------------------
                                                         2000       1999        1998         2000        1999       1998
                                                         ----       ----        ----         ----        ----       ----

In conformity with statutory reporting
  practices:(1)...................................  $  66,694   $  75,114    $147,077  $   628,274  $  567,634 $   531,956
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization..............................    157,617     120,644      68,155    1,189,380   1,011,524     841,425
      Deferred income tax.........................    (52,580)    (25,675)    (14,925)     (72,065)     32,335     (51,735)
      Asset Valuation Reserve.....................                                         103,853      41,104      66,922
      Interest Maintenance Reserve................     (3,540)       (226)     (1,355)       9,715      19,328      15,507
      Nonadmitted items...........................                                          97,447      51,350      42,835
      Other timing and valuation adjustments......    (43,757)     72,527     (76,214)    (204,985)   (467,130)   (282,480)
      Noninsurance affiliates.....................     21,276      20,698      18,171
      Consolidation elimination...................    (21,675)   (134,824)    (23,726)    (221,204)   (259,602)    (95,059)
                                                      -------     -------     -------    ---------     -------  ----------
In conformity with generally accepted
  accounting principles...........................   $124,035    $128,258    $117,183   $1,530,415  $  996,543  $1,069,371
                                                      =======     =======     =======    =========     =======   =========
 (1) Consolidated

        As of December 31, 2000, Protective and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $83.6 million.

        The National Association of Insurance Commissioners has adopted the Codification of Statutory Accounting Principles (Codification). Codification changes current statutory accounting rules in several areas and is effective January 1, 2001. Although Protective has not estimated the potential effect, it does not believe Codification will have a material effect on the financial position, results of operations, or liquidity of Protective.

Note C-- INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                  2000           1999           1998
                                                  ----           ----           ----
   Fixed maturities...........................  $531,887       $466,957       $463,416
   Equity securities..........................     2,532            775            905
   Mortgage loans.............................   177,917        172,027        158,461
   Investment real estate.....................     2,027          1,949          1,224
   Policy loans...............................    14,977         15,994         12,346
   Other, principally short-term investments..    15,491         20,244         16,536
                                                 -------        -------        -------
                                                 744,831        677,946        652,888
   Investment expenses........................    47,894         54,715         49,093
                                                 -------        -------        -------
                                                $696,937       $623,231       $603,795
                                                 =======        =======        =======

        Realized investment gains (losses) for the years ended December 31 are summarized as follows:

                                                  2000           1999           1998
                                                  ----           ----           ----
   Fixed maturities.......................... $ (14,896)      $ 13,049      $   4,374
   Equity securities.........................     1,685         (3,371)        (4,465)
   Mortgage loans and other investments......    (1,388)       (4,918)         2,227
                                                 ------          -----          -----
                                              $ (14,599)     $   4,760      $   2,136
                                                 ======          =====          =====

Protective recognizes permanent impairments through changes to an allowance for uncollectible amounts on investments. The allowance totaled $21.8 million at December 31, 2000 and $21.1 million at December 31, 1999. Additions and reductions to the allowance are included in realized investment gains (losses). Without such additions/reductions, Protective had net realized investment losses of $13.9 million in 2000, net realized investment gains of $1.7 million in 1999, and net realized investment gains of $3.2 million in 1998.

Note C-- INVESTMENT OPERATIONS (Continued)

.

        In 2000, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $21.2 million and gross losses were $34.4 million. In 1999, gross gains were $48.8 million and gross losses were $33.6 million. In 1998, gross gains were $32.3 million and gross losses were $32.5 million.

        The amortized cost and estimated market values of Protective’s investments classified as available for sale at December 31 are as follows:

                                                             GROSS          GROSS       ESTIMATED
                                           AMORTIZED       UNREALIZED     UNREALIZED      MARKET
2000                                          COST           GAINS          LOSSES        VALUES
----                                       -----------     ----------     ----------    ----------
Fixed maturities:
   Bonds:
        Mortgage-backed securities......   $2,915,813      $  49,372     $  33,173     $2,932,012
        United States Government and
          authorities...................       95,567          2,662             0         98,229
        States, municipalities, and
          political subdivision.........       88,222          3,408             0         91,630
        Public utilities................      631,698          7,803         5,591        633,910
        Convertibles and bonds with
          warrants......................       69,013         11,277        12,145         68,145
        All other corporate bonds.......    3,662,586         49,536       146,732      3,565,390
   Redeemable preferred stocks..........          801              0             7            794
                                            ---------        -------       -------      ---------
                                            7,463,700        124,058       197,648      7,390,110
Equity securities.......................       44,450          2,761         5,419         41,792
Short-term investments..................      172,699              0             0        172,699
                                            ---------        -------       -------      ---------
                                           $7,680,849       $126,819      $203,067     $7,604,601
                                            =========        =======       =======      =========

                                                            GROSS          GROSS       ESTIMATED
                                           AMORTIZED      UNREALIZED     UNREALIZED      MARKET
1999                                         COST           GAINS          LOSSES        VALUES
----                                       ---------      ----------     ----------    ---------
Fixed maturities:
   Bonds:
        Mortgage-backed securities......   $2,619,918       $ 18,491      $101,150     $2,537,259
        United States Government and
          authorities...................      154,954            138         1,257        153,835
        States, municipalities, and
          political subdivisions........       27,254              7           295         26,966
        Public utilities................      537,834            301        14,690        523,445
        Convertibles and bonds with
          warrants......................          693              0           155            538
        All other corporate bonds.......    3,204,963          5,938       149,591      3,061,310
   Redeemable preferred stocks..........        1,182             19             0          1,201
                                            ---------         ------       -------      ---------
                                            6,546,798         24,894       267,138      6,304,554
Equity securities.......................       32,092            644         2,040         30,696
Short-term investments..................       81,171              0             0         81,171
                                            ---------         ------       -------      ---------
                                           $6,660,061       $ 25,538      $269,178     $6,416,421
                                            =========         ======       =======      =========

Note C-- INVESTMENT OPERATIONS (Continued)

        The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                        ESTIMATED
                                                     AMORTIZED            MARKET
                                                       COST               VALUES
  2000                                              ----------         ----------
  ----
   Due in one year or less.................       $   508,619        $   505,081
   Due after one year through five years...         3,946,183          3,930,126
   Due after five years through ten years..         2,125,817          2,108,270
   Due after ten years.....................           883,081            846,633
                                                    ---------          ---------
                                                   $7,463,700         $7,390,110
                                                    =========          =========

                                                                        ESTIMATED
                                                     AMORTIZED            MARKET
                                                       COST               VALUES
  1999                                              ----------        -----------
  ----
   Due in one year or less.................       $   322,576        $   322,074
   Due after one year through five years...         2,926,510          2,877,029
   Due after five years through ten years..         2,161,638          2,058,897
   Due after ten years.....................         1,136,074          1,046,554
                                                    ---------          ---------
                                                   $6,546,798         $6,304,554
                                                    =========          =========

        At December 31, 2000 and 1999, Protective had bonds which were rated less than investment grade of $226.5 million and $243.6 million, respectively, having an amortized cost of $306.0 million and $293.1 million, respectively. At December 31, 2000, approximately $70.1 million of the bonds rated less than investment grade were securities issued in company-sponsored commercial mortgage loan securitizations. Approximately $1,160.5 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                          2000          1999            1998
                                          ----          ----            ----
  Fixed maturities...........          $109,625      $(217,901)      $(21,705)
  Equity securities..........              (820)           973          4,605

        At December 31, 2000, all of Protective’s mortgage loans were commercial loans of which 76% were retail, 11% were apartments, 6% were office buildings, and 5% were warehouses, and 2% other. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant’s leased space represents more than 5% of mortgage loans. Approximately 75% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, Florida, Alabama, South Carolina, Virginia, North Carolina, Mississippi, Washington, Ohio, and Kentucky.

        Many of the mortgage loans have call provisions after 3 to 10 years. Assuming the loans are called at their next call dates, approximately $121.3 million would become due in 2001, $595.5 million in 2002 to 2005, and $282.6 million in 2006 to 2010, and $21.4 million thereafter.

        At December 31, 2000, the average mortgage loan was approximately $2.3 million, and the weighted average interest rate was 7.8%. The largest single mortgage loan was $19.0 million.

        At December 31, 2000 and 1999, Protective’s problem mortgage loans (over ninety days past due) and foreclosed properties totaled $20.6 million and $22.9 million, respectively. Since Protective’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective’s evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

        Certain investments with a carrying value of $4.7 million were non-income producing for the twelve months ended December 31, 2000.

Note C-- INVESTMENT OPERATIONS (Continued)

        Policy loan interest rates generally range from 4.0% to 8.0%.

Note D-- FEDERAL INCOME TAXES

        Protective’s effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                       2000       1999        1998
                                                                       ----       ----        ----
Statutory federal income tax rate applied to pretax income........     35.0%      35.0%       35.0%
Dividends received deduction and tax-exempt interest..............     (0.6)      (0.1)       (0.1)
Low-income housing credit.........................................     (0.4)      (0.5)       (0.5)
Other.............................................................      0.2        0.3         0.1
State income taxes................................................      1.2        1.6         0.5
                                                                       ----       ----        ----
Effective income tax rate.........................................     35.4%      36.3%       35.0%
                                                                       ====       ====        ====

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                       2000        1999        1998
                                                                       ----        ----        ----
Deferred policy acquisition costs.................................  $ 44,815   $  46,175    $ 60,746
Benefits and other policy liability changes.......................    10,969     (27,158)    (41,268)
Temporary differences of investment income........................    (3,333)      6,655      (3,491)
Other items.......................................................       129           3      (1,062)
                                                                      ------      ------      ------
                                                                    $ 52,580   $  25,675    $ 14,925
                                                                      ======      ======      ======

        The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                                       2000        1999
                                                                       ----        ----
      Deferred income tax assets:
      Policy and policyholder liability reserves..................  $205,815   $ 217,642
      Other.......................................................     1,959       2,088
                                                                     -------     -------
                                                                     207,774     219,730
                                                                     =======     =======
      Deferred income tax liabilities:
      Deferred policy acquisition costs...........................   302,631     257,816
      Unrealized losses on investments............................   (22,792)    (70,421)
                                                                     -------     -------
                                                                     279,839     187,395
                                                                     -------     -------
        Net deferred income tax liability                           $ 72,065   $ (32,335)
                                                                     =======     =======

Note D-- FEDERAL INCOME TAXES (Continued)

        Under pre-1984 life insurance company income tax laws, a portion of Protective’s gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders’ Surplus. The aggregate accumulation in this account at December 31, 2000 was approximately $70.5 million. Should the accumulation in the Policyholders’ Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $882 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders’ Surplus. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

        Protective’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E-- DEBT

        Under revolving line of credit arrangements with several banks, PLC can borrow up to $125 million on an unsecured basis. These lines of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC’s subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 50% of its total capital. At December 31, 2000, PLC had no borrowings outstanding under these credit arrangements.

        Protective has arranged sources of credit to temporarily fund scheduled investment commitments. Protective expects that the rate received on its investments will equal or exceed its borrowing rate. Protective had no such temporary borrowings outstanding at December 31, 2000 and 1999. Also, Protective has a mortgage note on investment real estate amounting to approximately $2.3 million that matures in 2003.

        Included in indebtedness to related parties is a surplus debenture issued by Protective to PLC. At December 31, 2000, the balance of the surplus debenture was $10.0 million. The debenture matures in 2003 and has an interest rate of 8.5%.

        Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Interest expense on debt totaled $3.8 million, $5.1 million, and $8.3 million in 2000, 1999, and 1998, respectively.

Note F-- RECENT ACQUISITIONS

        In October 1998 Protective coinsured a block of life insurance policies from Lincoln National Corporation. The policies represent the payroll deduction business originally marketed and underwritten by Aetna. In September 1999, Protective recaptured a block of credit life and disability policies which it had previously ceded.

        In January 2000, Protective acquired the Lyndon Insurance Group (Lyndon). The assets acquired included $47.3 million of present value of future profits and $41.4 million of goodwill.

        These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their respective effective dates.

Note F-- RECENT ACQUISITIONS (Continued)

        Summarized below are the consolidated results of operations for 1999, on an unaudited pro forma basis, as if the Lyndon acquisition had occurred as of January 1, 1999. The pro forma information is based on Protective’s consolidated results of operations for 1999, and on data provided by Lyndon, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                       1999
                                                    ----------
                                                    (unaudited)
    Total revenues                                  $1,353,850
    Net income                                      $  136,923

        On January 19, 2001, Protective coinsured a block of individual life insurance policies with approximately $80 million of annual premium and $725 million of policy liabilities.

Note G-- COMMITMENTS AND CONTINGENT LIABILITIES

        Protective leases administrative and marketing office space in approximately 46 cities including Birmingham, with most leases being for periods of three to five years. The aggregate annual rent is approximately $7.8 million.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving the sales practices, alleged agent misconduct, failure to properly supervise representatives, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama, (where Protective maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective and its subsidiaries, like other financial service companies, in the ordinary course of business, are involved in such litigation or, alternatively in arbitration. Although the outcome of any litigation or arbitration cannot be predicted, Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

Note H-- SHARE-OWNER'S EQUITY AND RESTRICTIONS

         At December 31, 2000, approximately $1,122.9 million of consolidated share-owner's equity, excluding net unrealized gains on investments, represented net assets of Protective and its subsidiaries that cannot be transferred to PLC. In addition, Protective and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2001 is estimated to be $83.6 million.

Note I-- PREFERRED STOCK

         PLC owns all of the 2,000 shares of preferred stock issued by Protective's subsidiary, Protective Life and Annuity Insurance Company (PL&A). Prior to November 1998, the stock paid, when and if declared, annual minimum cumulative dividends of $50 per share, and noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1 million. PL&A paid no preferred dividends during 2000 or 1999. Dividends of $0.1 million were paid to PLC in 1998. Effective November 3, 1998, PL&A’s articles of incorporation were amended such that the provision for an annual minimum cumulative dividend was removed.

Note J-- RELATED PARTY MATTERS

        On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan (ESOP). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $4.8 million at December 31, 2000, is accounted for as a reduction to share-owner's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

        Protective leases furnished office space and computers to affiliates. Lease revenues were $4.0 million in 2000, $3.7 million in 1999, and $3.0 million in 1998. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $76.7 million, $69.2 million, and $56.2 million in 2000, 1999, and 1998, respectively. Commissions paid to affiliated marketing organizations of $12.0 million, $11.4 million, and $8.4 million in 2000, 1999, and 1998, respectively, were included in deferred policy acquisition costs.

        Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $50.9 million, $70.3 million and $28.6 million in 2000, 1999, and 1998, respectively. Protective and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $28.2 million, $16.7 million and $7.3 million in 2000, 1999, and 1998, respectively.

        For a discussion of indebtedness to related parties, see Note E.

Note K-- OPERATING SEGMENTS

        Protective operates seven divisions each having a strategic focus which can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. Each division has a senior officer of Protective responsible for its operations. A division is generally distinguished by products and/or channels of distribution. A brief description of each division follows.

Life Insurance

        The Individual Life Division markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents.

        The West Coast Division sells universal life and level premium term-like insurance products in the life insurance brokerage market and in the "bank owned life insurance" market.

        The Acquisitions Division focuses on acquiring, converting, and servicing policies acquired from other companies. The Division's primary focus is on life insurance policies sold to individuals.

Specialty Insurance Products

        The Dental Benefits Division's primary focus is on indemnity and prepaid dental products.

        The Financial Institutions Division specializes in marketing credit life and disability insurance products through banks, consumer finance companies and automobile dealers. The Division also offers automobile and recreational marine extended service contracts.

Retirement Savings and Investment Products

        The Stable Value Products Division markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The Division also markets fixed and floating rate funding agreements (to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds) and long-term annuity contracts.

        The Investment Products Division manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Individual Life Division's sales force.

Corporate and Other

        Protective has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the Divisions above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which Protective is not actively marketing (mostly health insurance).

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the reclassification and tax effecting of pretax minority interest, and the recognition of income tax expense. There are no asset adjustments.

        In the first quarter of 2000, certain health insurance lines were transferred from the Dental Benefits Division to the Corporate and Other segment in order to reflect management's current focus. Prior period segment results have been restated to reflect the change.

                                                                                             LIFE INSURANCE
                                                                               INDIVIDUAL
OPERATING SEGMENT INCOME                                                          LIFE         WEST COAST   ACQUISITIONS
---------------------------------------------------------------------------------------------------------------------------
2000
Premiums and policy fees                                                   $   340,238       $   147,482     $   134,099
Reinsurance ceded                                                             (266,412)         (121,495)        (31,102)
---------------------------------------------------------------------------------------------------------------------------
 Net of reinsurance ceded                                                       73,826            25,987         102,997
Net investment income                                                           60,629            91,688         116,940
Realized investment gains (losses)
Other income                                                                    (1,379)                               (4)
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 133,076           117,675         219,933
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                                70,365            79,065         125,151
Amortization of deferred policy acquisition costs and goodwill                  33,767            15,003          17,081
Other operating expenses                                                       (10,495)          (12,760)         24,077
---------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                     93,637            81,308         166,309
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                        39,439            36,367          53,624
Income tax expense
---------------------------------------------------------------------------------------------------------------------------
Net income
---------------------------------------------------------------------------------------------------------------------------
1999
Premiums and policy fees                                                   $   274,598      $     87,226     $   148,620
Reinsurance ceded                                                             (182,092)          (64,019)        (33,754)
---------------------------------------------------------------------------------------------------------------------------
 Net of reinsurance ceded                                                       92,506            23,207         114,866
Net investment income                                                           59,916            78,128         129,806
Realized investment gains (losses)
Other income                                                                    (2,250)            1,302              (9)
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 150,172           102,637         244,663
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                                74,455            73,176         129,581
Amortization of deferred policy acquisition costs                               23,434             6,047          19,444
Other operating expenses                                                        20,850            (2,649)         31,178
---------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                    118,739            76,574         180,203
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                        31,433            26,063          64,460
Income tax expense
---------------------------------------------------------------------------------------------------------------------------
Net income
---------------------------------------------------------------------------------------------------------------------------
1998
Premiums and policy fees                                                   $   228,701      $     75,757     $   125,329
Reinsurance ceded                                                             (102,533)          (53,377)        (28,594)
---------------------------------------------------------------------------------------------------------------------------
 Net of reinsurance ceded                                                      126,168            22,380          96,735
Net investment income                                                           55,779            63,492         112,154
Realized investment gains (losses)
Other income                                                                        70                 6           1,713
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 182,017            85,878         210,602
---------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                               106,308            54,617         112,051
Amortization of deferred policy acquisition costs                               30,543             4,924          18,894
Other operating expenses                                                        14,983             5,354          26,717
---------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                    151,834            64,895         157,662
---------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                        30,183            20,983          52,940
Income tax expense
---------------------------------------------------------------------------------------------------------------------------
Net income
---------------------------------------------------------------------------------------------------------------------------
Operating Segment Assets
2000
Investments and other assets                                                $1,237,867        $1,576,577      $1,604,854
Deferred policy acquisition costs and goodwill                                 354,320           276,518         223,430
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                $1,592,187        $1,853,095      $1,828,284
---------------------------------------------------------------------------------------------------------------------------
1999
Investments and other assets                                                $1,205,968        $1,343,517      $1,553,954
Deferred policy acquisition costs                                              379,117           200,605         235,903
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                $1,585,085        $1,544,122      $1,789,857
---------------------------------------------------------------------------------------------------------------------------
1998
Investments and other assets                                                $1,076,202        $1,149,642      $1,600,123
Deferred policy acquisition costs                                              301,941           144,455         255,347
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                $1,378,143        $1,294,097      $1,855,470
---------------------------------------------------------------------------------------------------------------------------
     (1)                   Adjustments  represent the inclusion of unallocated  realized  investment gains (losses) and the recognition of income tax expense. There are no asset adjustments.

                                         RETIREMENT SAVINGS AND
    SPECIALTY INSURANCE PRODUCTS           INVESTMENT PRODUCTS
      DENTAL         FINANCIAL       STABLE VALUE       INVESTMENT        CORPORATE                            TOTAL
     BENEFITS       INSTITUTIONS       PRODUCTS          PRODUCTS         AND OTHER      ADJUSTMENTS (1)   CONSOLIDATED
 -------------------------------------------------------------------------------------------------------------------------

     $ 294,564     $   479,397                       $     30,127          $120,062                        $  1,545,969
       (78,951)       (258,931)                                             (65,559)                           (822,450)
 -------------------------------------------------------------------------------------------------------------------------
       215,613         220,466                             30,127            54,503                             723,519
         8,913          46,464       $   243,133          132,204            (3,034)                            696,937
                                          (6,556)             410                            $(8,453)           (14,599)
        15,279          28,352                              2,809             6,145                              51,202
 -------------------------------------------------------------------------------------------------------------------------
       239,805         295,282           236,577          165,550            57,614                           1,457,059
 -------------------------------------------------------------------------------------------------------------------------
       151,202         135,494           207,143          109,607            46,183                             924,210
         7,739          52,646               900           24,156             2,149                             153,441
        58,805          72,316             3,882           18,203            33,274                             187,302
 -------------------------------------------------------------------------------------------------------------------------
       217,746         260,456           211,925          151,966            81,606                           1,264,953
 -------------------------------------------------------------------------------------------------------------------------
        22,059          34,826            24,652           13,584           (23,992)                            192,106
                                                                                              68,071             68,071
 -------------------------------------------------------------------------------------------------------------------------
                                                                                                          $     124,035
 -------------------------------------------------------------------------------------------------------------------------

     $ 217,661     $   284,891                       $     24,248          $100,012                        $  1,137,256
       (52,252)       (176,928)                                             (28,988)                           (538,033)
 -------------------------------------------------------------------------------------------------------------------------
       165,409         107,963                             24,248            71,024                             599,223
        11,141          24,121       $   210,208          106,599             3,312                             623,231
                                            (549)           1,446                            $ 3,863              4,760
         7,628          15,831                              2,146             2,454                              27,102
 -------------------------------------------------------------------------------------------------------------------------
       184,178         147,915           209,659          134,439            76,790                           1,254,316
 -------------------------------------------------------------------------------------------------------------------------
       119,950          55,899           175,290           88,642            54,534                             771,527
         8,219          24,718               744           19,820             2,487                             104,913
        37,674          44,728             4,709           14,617            25,332                             176,439
 -------------------------------------------------------------------------------------------------------------------------
       165,843         125,345           180,743          123,079            82,353                           1,052,879
 -------------------------------------------------------------------------------------------------------------------------
        18,335          22,570            28,916           11,360            (5,563)                            201,437
                                                                                              73,179             73,179
 -------------------------------------------------------------------------------------------------------------------------
                                                                                                          $     128,258
 -------------------------------------------------------------------------------------------------------------------------

     $ 218,773     $   301,230                       $     18,809         $  58,741                        $  1,027,340
       (85,753)       (188,958)                                                                                (459,215)
 -------------------------------------------------------------------------------------------------------------------------
       133,020         112,272                             18,809            58,741                             568,125
        11,166          25,068       $   213,136          105,827            17,173                             603,795
                                           1,609            1,318                           $   (791)             2,136
         4,848          10,302                              1,799             1,463                              20,201
 -------------------------------------------------------------------------------------------------------------------------
       149,034         147,642           214,745          127,753            77,377                           1,194,257
 -------------------------------------------------------------------------------------------------------------------------
       101,586          52,629           178,745           85,045            39,515                             730,496
         6,859          28,526               735           17,213             3,494                             111,188
        31,142          48,837             2,876           14,428            27,891                             172,228
 -------------------------------------------------------------------------------------------------------------------------
       139,587         129,992           182,356          116,686            70,900                           1,013,912
 -------------------------------------------------------------------------------------------------------------------------
         9,447          17,650            32,389           11,067             6,477                             180,345
                                                                                              63,162             63,162
 -------------------------------------------------------------------------------------------------------------------------
                                                                                                          $     117,183
 -------------------------------------------------------------------------------------------------------------------------

     $ 192,906      $1,369,915        $3,340,099       $3,844,168          $428,951                         $13,595,337
       214,770         150,984             2,144          127,334            81,711                           1,431,211
 -------------------------------------------------------------------------------------------------------------------------
     $ 407,676      $1,520,899        $3,342,243       $3,971,502          $510,662                         $15,026,548
 -------------------------------------------------------------------------------------------------------------------------

     $ 197,673     $   727,857        $2,766,178       $3,355,863          $418,609                         $11,569,619
        25,819          51,339             1,156          117,577                 8                           1,011,524
 -------------------------------------------------------------------------------------------------------------------------
     $ 223,492     $   779,196        $2,767,334       $3,473,440          $418,617                         $12,581,143
 -------------------------------------------------------------------------------------------------------------------------

     $ 197,337     $   645,909        $2,869,304       $2,542,536          $700,417                         $10,781,470
        23,836          39,212             1,448           75,177                 9                             841,425
 -------------------------------------------------------------------------------------------------------------------------
     $ 221,173     $   685,121        $2,870,752       $2,617,713          $700,426                         $11,622,895
 -------------------------------------------------------------------------------------------------------------------------

Note L-- EMPLOYEE BENEFIT PLANS

        PLC has a defined benefit pension plan covering substantially all of its employees. The plan is not separable by affiliates participating in the plan. However, approximately 86% of the participants in the plan are employees of Protective. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum finding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

        The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                     2000          1999
                                                                                     ----          ----

      Projected benefit obligation, beginning of the year.......................   $36,530       $36,547
      Service cost - benefits earned during the year............................     3,338         3,270
      Interest cost - on projected benefit obligation...........................     3,195         2,779
      Actuarial gain (loss).....................................................     1,968        (5,729)
      Plan amendment............................................................       833            32
      Benefits paid.............................................................      (326)         (369)
                                                                                    ------        ------
      Projected benefit obligation, end of the year.............................    45,538        36,530
                                                                                    ------        ------
      Fair value of plan assets beginning of the year...........................    34,420        25,147
      Actual return on plan assets..............................................      (148)        2,594
      Employer contribution.....................................................     6,876         7,048
      Benefits paid.............................................................      (326)         (369)
                                                                                    ------        ------
      Fair value of plan assets end of the year.................................    40,822        34,420
                                                                                    ------        ------
      Plan assets less than the projected benefit obligation....................    (4,716)       (2,110)
      Unrecognized net actuarial loss from past experience
          different from that assumed...........................................     7,766         2,601
      Unrecognized prior service cost...........................................     1,226           569
      Unrecognized net transition asset.........................................                     (17)
                                                                                     -----         -----
      Net pension liability recognized in balance sheet.........................   $ 4,276       $ 1,043
                                                                                     =====         =====

        Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

                                                                                     2000          1999        1998
                                                                                     ----          ----        ----
      Service cost..............................................................   $ 3,338      $  3,270     $ 2,585
      Interest cost.............................................................     3,195         2,779       2,203
      Expected return on plan assets............................................    (3,049)       (2,348)     (1,950)
      Amortization of prior service cost........................................       176           115         112
      Amortization of transition asset..........................................       (17)          (17)        (17)
      Recognized net actuarial loss.............................................                     494         305
                                                                                     -----         -----       -----
      Net pension cost..........................................................   $ 3,643      $  4,293     $ 3,238
                                                                                     =====         =====       =====

        Protective's share of the net pension cost was approximately $4.1 million, $3.6 million, and $2.6 million, in 2000, 1999, and 1998, respectively.

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                               2000         1999        1998
                                                                                    ----         ----        ----
      Weighted average discount rate...........................................     7.50%        8.00%       6.75%
      Rates of increase in compensation level..................................     5.25%        5.75%       4.75%
      Expected long-term rate of return on assets...............................    8.50%        8.50%       8.50%

        At December 31, 2000, approximately $20.9 million of the assets of the pension plan were in a group annuity contract with Protective and therefore are included in the general assets of Protective. Approximately $19.9 million of the assets of the pension plan are invested in a collective trust managed by Northern Trust Corporation.

        Prior to July 1, 1999, upon retirement, the amount of pension plan assets vested in the retiree were used to purchase a single premium annuity from Protective in the retiree’s name. Therefore, amounts presented above as plan assets exclude assets relating to such retirees. Beginning July 1, 1999, retiree obligations are being fulfilled from pension plan assets.

Note L-- EMPLOYEE BENEFIT PLANS (Continued)

        PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 2000 and 1999, the projected benefit obligation of this plan totaled $14.3 million and $13.1 million, respectively, of which $10.1 million and $8.3 million, respectively, have been recognized in PLC’s financial statements.

        Net pension cost of the excess benefits plan includes the following components for the years ended December 31:

                                                                                 2000         1999         1998
                                                                                 ----         ----         ----

      Service cost............................................................$   736      $   695      $   611
      Interest cost...........................................................  1,067          887          722
      Amortization of prior service cost......................................     19          113          112
      Amortization of transition asset........................................     37           37           37
      Recognized net actuarial loss...........................................    194          265          173
                                                                                -----        -----        -----
      Net pension cost........................................................ $2,053       $1,997       $1,655
                                                                                =====        =====        =====

        In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 2000 and 1999, the liability for such benefits was approximately $1.2 million. The expense recorded by PLC was $0.1 million in 2000, 1999 and 1998. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement from $10,000 up to a maximum of $75,000. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        PLC sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. PLC established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to PLC’s 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to Protective less dividends on shares held by the ESOP. At December 31, 2000, PLC had committed up to 143,229 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was less than $0.1 million in 2000, 1999, and 1998.

        PLC sponsors a deferred compensation plan for certain directors, officers, agents, and others. Compensation deferred is credited to the participants in cash, PLC Common Stock, or as a combination thereof.

Note M-- STOCK BASED COMPENSATION

        Certain Protective employees participate in PLC’s stock-based incentive plans and receive stock appreciation rights (SARs) from PLC.

        Since 1973, PLC has had stock-based incentive plans to motivate management to focus on PLC’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 1998, up to 5,000,000 shares may be issued in payment of awards.

        The criteria for payment of performance awards is based upon a comparison of PLC’s average return on average equity and total rate of return over a four year award period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life and multiline insurance companies. If PLC’s results are below the median of the comparison group, no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned.

Note M-- STOCK BASED COMPENSATION (Continued)

        In 1998 and 1999, 71,340 and 99,380 performance shares were awarded, respectively, having an estimated fair value on the grant date of $2.3 million and $3.4 million, respectively. In 2000, 3,330 performance shares and 513,618 stock appreciation rights (SARs) were awarded, having a combined estimated fair value on the grant date of $3.7 million. The SARs, if earned, expire after ten years.

        A performance share is equivalent in value to one share of PLC Common Stock. With respect to SARs, PLC will pay an amount equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date. Awards are paid in shares of PLC Common Stock. At December 31, 2000, outstanding awards measured at maximum payouts were 398,878 performance shares and 793,236 SARs.

        During 1996 and 2000, SARs were granted to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. In 2000, 217,500 SARs were awarded, having an estimated fair value on the grant date of $1.5 million. The number of SARs granted in 1996 and 2000 outstanding at December 31, 2000, was 660,000 and 215,000, respectively.

        The 1996 SARs have a base price of $17.4375. The 2000 SARs have a base price of $22.31. The fair value of the 2000 SARs was estimated using a Black-Sholes option pricing model. Assumptions used in the model were as follows: expected volatility of 23.65% (approximately equal to that of the S&P Life Insurance Index), a risk-free interest rate of 6.5%, a dividend rate of 2.15%, and an expected exercise date of March 7, 2007.

        The expense recorded by PLC for its stock-based compensation plans was $4.1 million, $4.0 million, and $3.3 million in 2000, 1999, and 1998, respectively.

Note N-- REINSURANCE

        Protective reinsures certain of its risks with, and assumes risks from other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, Protective generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of Protective’s new life insurance and credit insurance sales are being reinsured. Protective reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        Protective has reinsured approximately $126.0 billion, $93.5 billion, and $64.8 billion in face amount of life insurance risks with other insurers representing $496.4 million, $364.7 million, and $294.4 million of premium income for 2000, 1999, and 1998, respectively. Protective has also reinsured accident and health risks representing $262.2 million, $172.8 million, and $164.8 million of premium income for 2000, 1999, and 1998, respectively. In 2000 and 1999, policy and claim reserves relating to insurance ceded of $988.4 million and $739.3 million respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 2000 and 1999, Protective had paid $33.5 million and $46.8 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2000, Protective had receivables of $78.2 million related to insurance assumed.

Note O-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of Protective’s financial instruments at December 31 are as follows:

                                                                 2000                             1999
                                                      ___________________________       ________________________

                                                                       ESTIMATED                       ESTIMATED
                                                       CARRYING          FAIR              CARRYING      FAIR
                                                        AMOUNT          VALUES              AMOUNT      VALUES
                                                      ---------       ----------          ---------   ----------
      Assets (see Notes A and C):
      Investments:
         Fixed maturities....................        $7,390,110       $7,390,110         $6,304,554   $6,304,554
         Equity securities...................            41,792           41,792             30,696       30,696
         Mortgage loans on real estate.......         2,268,224        2,385,174          1,946,690    1,909,026
         Short-term investments..............           172,699          172,699             81,171       81,171

      Liabilities (see Notes A and E):
         Stable value account balances.......         3,177,863        3,250,991          2,680,009    2,649,616
         Annuity account balances............         1,916,894        1,893,749          1,639,231    1,598,993
         Notes payable.......................             2,315            2,315              2,338        2,338
      Other (see Note A):
         Derivative Financial Instruments....            (6,079)         (13,011)             5,273        3,564

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

                                          SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION
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
-----------------------------------------------------------------------------------------------------------------------------------

                                                        STABLE VALUE AND
                                      FUTURE                ANNUITY                                    AMORTIZATION
                         DEFERRED     POLICY                DEPOSITS      PREMIUMS           BENEFITS   OF DEFERRED
                          POLICY     BENEFITS               AND OTHER       AND     NET        AND        POLICY     OTHER
                        ACQUISITION    AND       UNEARNED POLICYHOLDERS'  POLICY INVESTMENT SETTLEMENT ACQUISITION  OPERATING
    SEGMENT               COSTS       CLAIMS     PREMIUMS     FUNDS        FEES    INCOME(1) EXPENSES     COSTS     EXPENSES(1)
    -------             ----------  ---------   ---------- -----------  --------- --------  ---------   ---------   --------
Year Ended
December 31, 2000:
Life Insurance
   Individual Life    $   354,320  $1,222,673  $     315$     14,878  $  73,826  $  60,629  $  70,365  $  33,767   $ (10,495)
   West Coast             276,518   1,499,173          0      86,227     25,987     91,688     79,065     15,003     (12,760)
   Acquisitions           223,430   1,364,830        484     238,465    102,997    116,940    125,151     17,081      24,077
Specialty Insurance Products
   Dental Benefits         11,788      95,665      2,602      63,351    215,613      8,913    151,202      6,386      60,158
   Financial Institutions 112,135    294,458     929,943       3,945    220,466     46,464    135,494     50,132      74,830
Retirement Savings and
    Investment Products
   Stable Value Products   2,144     162,236          0    3,177,863          0    243,133    207,143        900       3,882
    Investment Products  127,334     306,021          0    1,633,203     30,127    132,204    109,607     24,156      18,203
Corporate and Other       81,711      88,341      2,261        2,161     54,503     (3,034)    46,183      2,149      33,274
                       ---------   ---------    -------    ---------    -------    -------    -------    -------     -------
        TOTAL         $1,189,380  $5,033,397   $935,605   $5,220,093   $723,519   $696,937   $924,210   $149,574    $191,169
                       =========   =========    =======    =========    =======    =======    =======    =======     =======
Year Ended
December 31, 1999:
Life Insurance
   Individual Life   $   379,117  $1,210,188$       338$      17,159  $  92,506  $  59,916  $  74,455  $  23,434   $  20,851
   West Coast            200,605   1,279,554          0       74,831     23,208     78,126     73,176      6,047      (2,649)
   Acquisitions          235,903   1,374,445        558      260,267    114,866    129,806    129,581     19,444      31,178
Specialty Insurance Products
   Dental Benefits        25,819     126,592      2,994       74,204    165,409     11,141    119,950      5,534      40,359
   Financial Institutions 51,339     150,888    503,735        9,044    107,962     24,122     55,899     24,718      44,728
Retirement Savings and
    Investment Products
   Stable Value Products   1,156     167,415          0    2,680,009          0    210,209    175,290        744       4,708
    Investment Products  117,577     254,492          0    1,320,453     24,248    106,599     88,642     19,820      14,617
Corporate and Other            8       2,852         34           88     71,024      3,312     54,534      5,172      22,647
                       ---------   ---------     -------   ---------    -------    -------    -------    -------    --------
        TOTAL         $1,011,524  $4,566,426    $507,659  $4,436,055   $599,223   $623,231   $771,527   $104,913    $176,439
                       =========   =========     =======   =========    =======    =======    =======    =======     =======
Year Ended
December 31, 1998:
Life Insurance
   Individual Life   $   301,941  $1,054,253 $      355 $     10,802   $126,168  $  55,779   $106,308  $  30,543   $  14,983
   West Coast            144,455   1,006,280          0       77,254     22,380     63,492     54,617      4,924       5,354
   Acquisitions          255,347   1,383,759        553      233,846     96,735    112,154    112,051     18,894      26,717
Specialty Insurance Products
   Dental Benefits        23,836     111,916      3,341       78,224    133,020     11,166    101,586      4,171      33,830
   Financial Institutions 39,212     215,451    385,006      105,434    112,272     25,068     52,629     28,526      48,837
Retirement Savings and
    Investment Products
   Stable Value Contracts  1,448     172,674          0    2,691,697          0    213,136    178,745        735       2,876
   Investment Products    75,177     194,726          0    1,233,528     18,809    105,827     85,045     17,213      14,428
Corporate and Other            9         944         39           88     58,741     17,173     39,515      6,182      25,203
                         -------   ---------    -------    ---------    -------    -------    -------    -------     -------
        TOTAL        $   841,425  $4,140,003   $389,294   $4,430,873   $568,125   $603,795   $730,496   $111,188    $172,228
                         =======   =========    =======    =========    =======    =======    =======    =======     =======
(1)  Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

                                                       SCHEDULE IV — REINSURANCE
                                          PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                        (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                COL. A                                       COL. B          COL. C          COL. D        COL. E           COL. F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          PERCENTAGE
                                                                            CEDED TO         ASSUMED                       OF AMOUNT
                                                             GROSS           OTHER          FROM OTHER         NET          ASSUMED
                                                             AMOUNT        COMPANIES        COMPANIES         AMOUNT        TO NET
                                                          ------------    -------------    ------------    -----------     ---------
Year Ended December 31, 2000:
   Life insurance in force...........................     $153,371,754    $128,374,583      $17,050,342    $42,047,513      40.6%
                                                           ===========     ===========       ==========     ==========      ====

Premiums and policy fees:
   Life insurance....................................         $691,153    $    496,715      $   112,669    $   307,107      36.7%
   Accident and health insurance.....................          545,240         261,940           24,393        307,693       7.9%
   Property and liability insurance..................          159,346          63,795           13,168        108,719      12.1%
                                                             ---------         -------          -------        -------
       TOTAL.........................................     $  1,395,739    $    822,450      $   150,230    $   723,519
                                                             =========         =======          =======        =======
Year Ended December 31, 1999:
   Life insurance in force...........................     $112,726,959    $ 92,566,755      $17,089,627    $37,249,831      45.9%
                                                           ===========      ==========       ==========     ==========
Premiums and policy fees:
   Life insurance....................................     $    540,430    $    364,680      $   131,855    $   307,605      42.9%
   Accident and health insurance.....................          403,491         172,852           27,266        257,905      10.6%
   Property and liability insurance..................           34,104             501              110         33,713       0.3%
                                                               -------         -------          -------        -------
       TOTAL.........................................     $    978,025    $    538,033      $   159,231    $   599,223
                                                               =======         =======          =======        =======
Year Ended December 31, 1998:
   Life insurance in force...........................     $ 91,980,657    $ 64,846,246      $18,010,434    $45,144,845      39.9%
                                                            ==========      ==========       ==========     ==========      ====
Premiums and policy fees:
   Life insurance....................................     $    537,002    $    294,363      $    87,965    $   330,604      26.6%
   Accident and health insurance.....................          361,705         164,852           14,279        211,132       6.8%
   Property and liability insurance..................           26,389                                          26,389       0.0%
                                                               -------         -------          -------        -------
     TOTAL                                                $    925,096    $    459,215      $   102,244    $   568,125
                                                               =======         =======          =======       ========

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The following documents are filed as part of this report:

            1. Financial Statements (Item 8)

            2. Financial Statement Schedules (see index annexed)

            3. Exhibits:

The exhibits listed in the Exhibit Index on page 44 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

        (b) Reports on Form 8-K:

            None

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 27, 2001.

PROTECTIVE LIFE INSURNACE COMPANY
BY/s/John D. Johns
President

Dated:   March 27, 2001

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        SIGNATURE                             Title                                  DATE

(i)   Principal Executive Officer
      /S/JOHN D. JOHNS                            President and Director                           March 27, 2001
      ----------------------
      John D. Johns

(ii)  Principal Accounting Officer
      /S/JERRY W. DEFOOR                          Vice President and Controller,                   March 27, 2001
      -----------------------                     and Chief Accounting Officer
      Jerry W. DeFoor

(iii) Board of Directors:
      *                                           Director                                         March 27, 2001
      -----------------------
      Richard J. Bielen

      *                                           Director                                         March 27, 2001
      -----------------------
      R. Stephen Briggs

      *                                           Director                                         March 27, 2001
      -----------------------
      Carolyn King

      *                                           Director                                         March 27, 2001
      ----------------------
      Deborah J. Long

      *                                           Director                                         March 27, 2001
      ----------------------
      Jim E. Massengale

      *                                           Director                                         March 27, 2001
      ----------------------
      Drayton Nabers, Jr.

      *                                           Director                                         March 27, 2001
      ----------------------
      Steven A. Schultz

      *                                           Director                                         March 27, 2001
      ----------------------
      Wayne E. Stuenkel

      *                                           Director                                         March 27, 2001
      ----------------------
      A. S. Williams III

      *                                           Director                                         March 27, 2001
      ----------------------
      T. Davis Keyes

      *                                           Director                                         March 27, 2001
      ----------------------
      Chris T. Calos
*BY/s/JERRY W. DEFOOR
Jerry W. DeFoor
Attorney-in-fact

EXHIBIT INDEX

 ITEM
NUMBER                                  DOCUMENT
------                                  --------

      ****    2          —       Stock Purchase Agreement
         *    3(a)       —       Articles of Incorporation
         *    3(b)       —       By-laws
        **    4(a)       —       Group Modified Guaranteed Annuity Contract
       ***    4(b)       —       Individual Certificate
        **    4(c)       —       Tax-Sheltered Annuity Endorsement
        **    4(d)       —       Qualified Retirement Plan Endorsement
        **    4(e)       —       Individual Retirement Annuity Endorsement
        **    4(f)       —       Section 457 Deferred Compensation Plan Endorsement
         *    4(g)       —       Qualified Plan Endorsement
        **    4(h)       —       Application for Individual Certificate
        **    4(i)       —       Adoption Agreement for Participation in Group Modified Guaranteed
                                 Annuity
       ***    4(j)       —       Individual Modified Guaranteed Annuity Contract
        **    4(k)       —       Application for Individual Modified Guaranteed Annuity Contract
        **    4(l)       —       Tax-Sheltered Annuity Endorsement
        **    4(m)       —       Individual Retirement Annuity Endorsement
        **    4(n)       —       Section 457 Deferred Compensation Plan Endorsement
        **    4(o)       —       Qualified Retirement Plan Endorsement
      ****    4(p)       —       Endorsement — Group Policy
      ****    4(q)       —       Endorsement — Certificate
      ****    4(r)       —       Endorsement — Individual Contract
      ****    4(s)       —       Endorsement (Annuity Deposits) — Group Policy
      ****    4(t)       —       Endorsement (Annuity Deposits) — Certificate
      ****    4(u)       —       Endorsement (Annuity Deposits) — Individual Contracts
     *****    4(v)       —       Endorsement — Individual
     *****    4(w)       —       Endorsement — Group Contract/Certificate
    ******    4(x)       —       Endorsement (96) — Individual
    ******    4(y)       —       Endorsement (96) — Group Contract
    ******    4(z)       —       Endorsement (96) — Group Certificate
    ******    4(aa)      —       Individual Modified Guaranteed Annuity Contract (96)
   *******    4(bb)      —       Settlement Endorsement
  ********    4(cc)      —       Cancellation Endorsement
         *   10(a)       —       Bond Purchase Agreement
         *   10(b)       —       Escrow Agreement
             24          —       Power of Attorney
             99          —       Safe Harbor for Forward-Looking Statements

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
       ******   Previously filed or incorporated by reference from S-1 Registration Statement,
                Registration No. 333-02249.
      *******   Previously filed or incorporated by reference from Amendment No. 1 to Form S-1
                Registration Statement, Registration No. 333-02249.
     ********   Previously filed or incorporated by reference in Form S-1 Registration Statement,
                Registration No. 333-32784.