Form 10-Q
period 2001-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2001-05-15
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 4, 2001: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I. Financial Information:
   Item 1.   Financial Statements:
        Report of Independent Accountants.......................................
        Consolidated Condensed Statements of Income for the Three Months
          ended March 31, 2001 and 2000 (unaudited).............................
        Consolidated Condensed Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000.....................................
        Consolidated Condensed Statements of Cash Flows for the
          Three Months ended March 31, 2001 and 2000 (unaudited)................
        Notes to Consolidated Condensed Financial Statements (unaudited)........

   Item 2. Management's Narrative Analysis of the Results of Operations.........

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...........

Part II.  Other Information:
   Item 6. Exhibits and Reports on Form 8-K.....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2001 and 2000, and consolidated condensed statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, share-owner’s equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 7, 2001

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)
(Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                             -----------------------
                                                                                2001         2000
                                                                                ----         ----
REVENUES
     Premiums and policy fees .............................................  $ 416,409    $ 348,761
     Reinsurance ceded ....................................................   (167,881)    (170,603)
                                                                             ---------    ---------
        Premiums and policy fees, net of reinsurance ceded ................    248,528      178,158
     Net investment income ................................................    196,148      163,821
     Realized investment gains ............................................      6,683        2,446
     Other income .........................................................     14,478       10,985
                                                                             ---------    ---------
                                                                               465,837      355,410
                                                                             =========    =========
BENEFITS AND EXPENSES
     Benefits and settlement expenses (net of reinsurance ceded:
        2001 - $130,557; 2000 - $96,754) ..................................    308,689      234,419
     Amortization of deferred policy acquisition costs ....................     29,383       37,518
     Amortization of goodwill .............................................      2,075          375
     Other operating expenses (net of reinsurance ceded:
        2001 - $31,820; 2000 - $48,662) ...................................     60,234       44,089
                                                                             ---------    ---------
                                                                               400,381      316,401
                                                                             ---------    ---------
INCOME BEFORE INCOME TAX ..................................................     65,456       39,009

Income tax expense ........................................................     21,947       13,133
                                                                             ---------    ---------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE .........................................     43,509       25,876

Cumulative effect of change in accounting principle, net of income tax ....     (8,341)
                                                                             ---------    ---------
NET INCOME ................................................................  $  35,168    $  25,876
                                                                             =========    =========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

                                                                   MARCH 31         DECEMBER 31
                                                                     2001              2000
                                                                --------------   ---------------
                                                                  (Unaudited)

ASSETS
  Investments:
    Fixed maturities, at market ..............................   $  8,021,991     $ 7,390,110
    Equity securities, at market .............................         37,869          41,792
    Mortgage loans on real estate ............................      2,487,148       2,268,224
    Investment in real estate, net of accumulated depreciation         12,489          12,566
    Policy loans .............................................        330,005         230,527
    Other long-term investments ..............................        184,934          66,646
    Short-term investments ...................................        290,899         172,699
                                                                 ------------    ------------
     Total investments .......................................     11,365,335      10,182,564

  Cash .......................................................         46,789          33,517
  Accrued investment income ..................................        133,924         121,996
  Accounts and premiums receivable, net of allowance for
    uncollectible amounts ....................................         71,655          72,189
  Reinsurance receivables ....................................      1,161,179       1,099,574
  Deferred policy acquisition costs ..........................      1,283,218       1,189,380
  Goodwill, net ..............................................        239,726         241,831
  Property and equipment, net ................................         50,356          51,166
  Other assets ...............................................        110,322         120,874
  Receivable from related parties ............................          1,301           4,768
  Assets related to separate accounts
    Variable Annuity .........................................      1,649,501       1,841,439
    Variable Universal Life ..................................         61,941          63,504
    Other ....................................................          3,804           3,746
                                                                 ------------    ------------
                                                                 $ 16,179,051    $ 15,026,548
                                                                 ============    ============
LIABILITIES
  Policy liabilities and accruals ............................   $  6,779,270    $  5,969,002
  Stable value investment contract deposits ..................      3,207,745       3,177,863
  Annuity deposits ...........................................      2,067,980       1,916,894
  Other policyholders' funds .................................        148,113         125,336
  Other liabilities ..........................................        381,047         324,901
  Accrued income taxes .......................................         10,072         (10,932)
  Deferred income taxes ......................................        113,336          72,065
  Notes payable ..............................................          2,309           2,315
  Indebtedness to related parties ............................         10,000          10,000
  Liabilities related to separate accounts
    Variable Annuity .........................................      1,649,501       1,841,439
    Variable Universal Life ..................................         61,941          63,504
    Other ....................................................          3,804           3,746
                                                                  -----------     -----------
                                                                   14,435,118      13,496,133
                                                                  -----------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
  Preferred Stock, $1.00 par value, shares authorized and
    issued: 2,000, liquidation preference $2,000 .............              2               2
  Common Stock, $1 par value
    Shares authorized and issued: 5,000,000 ..................          5,000           5,000
  Additional paid-in capital .................................        723,805         632,805
  Note receivable from PLC Employee Stock Ownership Plan .....         (4,499)         (4,841)
  Retained earnings ..........................................        983,987         948,819
  Accumulated other comprehensive income (loss):
  Net unrealized gain (losses) on investments (net of income
    tax:  2001 - $19,190; 2000 - $(27,661)) ..................         35,638         (51,370)
                                                                 ------------    ------------
                                                                    1,743,933       1,530,415
                                                                 ------------    ------------
                                                                 $ 16,179,051    $ 15,026,548
                                                                 ============    ============
See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                        -----------------------------
                                                                                             2001           2000
                                                                                             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ......................................................................   $    35,168    $    25,876
    Adjustments to reconcile net income to net cash provided by operating activities:
       Realized investment gains ....................................................        (6,683)        (2,446)
       Amortization of deferred policy acquisition costs ............................        29,383         37,517
       Capitalization of deferred policy acquisition costs ..........................       (63,717)       (94,812)
       Depreciation expense .........................................................         2,809          1,934
       Deferred income tax ..........................................................       (10,670)         7,534
       Accrued income tax ...........................................................        21,004          2,835
       Amortization of goodwill .....................................................         2,075            375
       Interest credited to universal life and investment products ..................       182,989        200,909
       Policy fees assessed on universal life and investment products ...............       (50,768)       (48,498)
       Change in accrued investment income and other receivables ....................       (48,895)       (11,185)
       Change in policy liabilities and other policyholders'
          funds of traditional life and health products .............................        25,441        122,034
       Change in other liabilities ..................................................        52,461         12,048
       Other (net) ..................................................................        14,602         26,661
                                                                                          ---------      ---------
    Net cash provided by operating activities .......................................       185,199        280,782
                                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Maturities and principal reductions of investments
       Investments available for sale ...............................................     4,142,786      2,358,438
       Other ........................................................................        60,310         14,873
    Sale of investments
       Investments available for sale ...............................................       249,286        260,445
       Other ........................................................................                       17,096
    Cost of investments acquired
       Investments available for sale ...............................................    (4,793,751)    (2,881,760)
       Other ........................................................................      (121,463)       (59,275)
    Cost of acquisitions ............................................................       137,754       (150,903)
    Purchase of property and equipment ..............................................        (1,882)        (1,928)
                                                                                          ---------      ---------
    Net cash used in investing activities ...........................................      (326,960)      (443,014)
                                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings under line of credit arrangements and debt .............                      959,200
    Principal payments on line of credit arrangements and debt ......................                     (959,200)
    Capital contribution from PLC ...................................................        91,000         59,000
    Investment product deposits and change in universal life deposits ...............       323,534        558,898
    Investment product withdrawals ..................................................      (259,501)      (430,581)
                                                                                          ---------      ---------
    Net cash provided by financing activities .......................................       155,033        187,317
                                                                                          ---------      ---------

INCREASE IN CASH ....................................................................        13,272         25,085
CASH AT BEGINNING OF PERIOD .........................................................        33,517              0
                                                                                          ---------      ---------
CASH AT END OF PERIOD ...............................................................   $    46,789    $    25,085
                                                                                          =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period:
       Interest on debt .............................................................   $       213    $     1,526
       Income taxes .................................................................   $        48    $     1,986
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
    Reduction of principal on note from ESOP ........................................   $       342    $       307
    Acquisitions and bulk reinsurance assumptions
       Assets acquired, net of cash .................................................   $   658,200    $   496,221
       Liabilities assumed ..........................................................      (795,954)      (345,318)
                                                                                          ---------       --------
    Net .............................................................................   $  (137,754)   $   150,903
                                                                                          =========       ========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2000.

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

        A number of civil jury verdicts have been returned against insurers in the jurisdictions in which Protective Life does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments against the insurers that are disproportionate to the actual damages, including material amounts of punitive damages. In addition, in some class action and other lawsuits involving insurers’ sales practices, insurers have made material settlement payments. In some states, including Alabama (where Protective Life maintains its headquarters), juries have substantial discretion in awarding punitive damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. Protective Life, like other insurers, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted with certainty, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - OPERATING SEGMENTS

        Protective Life operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. The following table sets forth operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense and the cumulative effect of change in accounting principle. There are no asset adjustments.

                                                    OPERATING SEGMENT INCOME FOR THE
                                                    THREE MONTHS ENDED MARCH 31, 2001
                                    --------------------------------------------------------------
                                                               (IN THOUSANDS)

                                                                          SPECIALTY INSURANCE
                                                LIFE INSURANCE                  PRODUCTS

                                     INDIVIDUAL                            DENTAL    FINANCIAL
                                        LIFE    WEST COAST  ACQUISITIONS  BENEFITS  INSTITUTIONS
                                     ---------- ----------  ------------  --------  ------------
Premiums and policy fees .........   $ 92,789    $ 25,110    $ 50,945    $ 91,443    $ 123,460
Reinsurance ceded ................    (56,067)    (11,124)     (8,046)    (14,782)     (65,846)
                                       ------     -------      ------     -------      -------
  Net of reinsurance ceded .......     36,722      13,986      42,899      76,661       57,614
Net investment income ............     16,449      24,324      40,872       2,289       11,906
Realized investment gains (losses)
Other income .....................        254                               4,513        8,136
                                       ------      ------      ------      ------       ------
     Total revenues ..............     53,425      38,310      83,771      83,463       77,656
                                       ------      ------      ------      ------       ------
Benefits and settlement expenses .     35,969      26,226      58,032      51,676       38,758
Amortization of deferred policy
  acquisition costs ..............      3,734       3,760       4,565       1,722        8,957
Amortization of goodwill .........                                          1,368          707
Other operating expenses .........      5,201      (1,739)      6,000      20,352       19,305
                                      -------      ------      ------      ------       ------
     Total benefits and expenses .     44,904      28,247      68,597      75,118       67,727
                                      -------      ------      ------      ------       ------
Income before income tax .........      8,521      10,063      15,174       8,345        9,929

                                            RETIREMENT SAVINGS AND
                                              INVESTMENT PRODUCTS

                                      STABLE                CORPORATE
                                      VALUE     INVESTMENT     AND                    TOTAL
                                     PRODUCTS    PRODUCTS     OTHER    ADJUSTMENTS CONSOLIDATED
                                     --------   ----------  ---------  ----------- ------------
Premiums and policy fees .........                $  7,345    $  25,317            $ 416,409
Reinsurance ceded ................                              (12,016)            (167,881)
                                                  --------    ---------            ---------
  Net of reinsurance ceded .......                   7,345       13,301              248,528
                                                                                   ---------
Net investment income ............   $ 65,255       37,479       (2,426)             196,148
Realized investment gains (losses)      2,444          169                $ 4,070      6,683
Other income .....................                     819          756               14,478
                                     --------     --------    ---------   -------  ---------
     Total revenues ..............     67,699       45,812       11,631     4,070    465,837
                                     --------     --------    ---------   -------  ---------
Benefits and settlement expenses .     55,464       31,044       11,520              308,689
Amortization of deferred policy
  acquisition costs ..............        245        5,888          512               29,383
Amortization of goodwill .........                                                     2,075
Other operating expenses .........        996        5,815        4,304               60,234
                                     --------     --------    ---------             --------
     Total benefits and expenses .     56,705       42,747       16,336              400,381
                                     --------     --------    ---------             --------
Income before income tax .........     10,994        3,065       (4,705)              65,456
Income tax expense ...............                                         21,947     21,947
Cumulative effect of change in
  accounting principle ...........                                         (8,341)    (8,341)
                                                                                     -------
     Net income ..................                                                  $ 35,168
                                                                                     =======

                                                    OPERATING SEGMENT INCOME FOR THE
                                                    THREE MONTHS ENDED MARCH 31, 2000
                                    -------------------------------------------------------------
                                                               (IN THOUSANDS)

                                                                           SPECIALTY INSURANCE
                                                LIFE INSURANCE                  PRODUCTS

                                     INDIVIDUAL                            DENTAL     FINANCIAL
                                        LIFE    WEST COAST ACQUISITIONS   BENEFITS   INSTITUTIONS
                                     ---------- ---------- ------------  ---------   ------------
Premiums and policy fees .........   $ 81,854    $ 23,270    $ 34,790    $ 62,113    $ 111,745
Reinsurance ceded ................    (56,081)    (16,005)     (7,942)    (17,271)     (62,709)
                                     --------    --------    --------    --------    ---------
  Net of reinsurance ceded .......     25,773       7,265      26,848      44,842       49,036
Net investment income ............     14,328      21,795      28,915       2,485       11,121
Realized investment gains (losses)
Other income .....................       (672)                              2,947        6,766
                                     --------    --------    --------    --------    ---------
     Total revenues ..............     39,429      29,060      55,763      50,274       66,923
                                     --------    --------    --------    --------    ---------
Benefits and settlement expenses .     23,233      20,143      33,363      33,892       31,270
Amortization of deferred policy
  acquisition costs ..............      7,216       3,102       3,930       2,712       13,290
Amortization of goodwill .........                                                         375
Other operating expenses .........       (922)     (2,805)      6,706      10,520       15,132
                                     --------    --------    --------    --------    ---------
     Total benefits and expenses .     29,527      20,440      43,999      47,124       60,067
                                     --------    --------    -------     --------    ---------
Income before income tax .........      9,902       8,620      11,764       3,150        6,856

                                      RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                       STABLE                 CORPORATE
                                       VALUE     INVESTMENT      AND                   TOTAL
                                      PRODUCTS    PRODUCTS      OTHER   ADJUSTMENTS CONSOLIDATED
                                      --------   ----------   --------- ----------- ------------
Premiums and policy fees .........                $  7,291    $  27,698            $ 348,761
Reinsurance ceded ................                              (10,595)            (170,603)
                                                  --------    ---------            ---------
  Net of reinsurance ceded .......                   7,291       17,103              178,158
Net investment income ............   $ 58,996       29,094       (2,913)             163,821
Realized investment gains (losses)        (58)         429               $   2,075     2,446
Other income .....................                     526        1,418               10,985
                                     --------     --------    ---------  --------- ---------
     Total revenues ..............     58,938       37,340       15,608      2,075   355,410
                                     --------     --------    ---------  --------- ---------
Benefits and settlement expenses .     49,058       23,624       19,836              234,419
Amortization of deferred
  acquisition costs ..............        207        6,539          522               37,518
Amortization of goodwill .........                                                       375
Other operating expenses .........      1,076        4,162       10,220               44,089
                                     --------     --------    ---------            ---------
     Total benefits and expenses .     50,341       34,325       30,578              316,401
                                     --------     --------    ---------            ---------
Income before income tax .........      8,597        3,015      (14,970)              39,009
Income tax expense ...............                                          13,133    13,133
                                                                                   ---------
     Net income ..................                                                  $ 25,876
                                                                                   =========

                                                         OPERATING SEGMENT ASSETS
                                                              MARCH 31, 2001
                                   --------------------------------------------------------------
                                                              (IN THOUSANDS)

                                                                           SPECIALTY INSURANCE
                                               LIFE INSURANCE                   PRODUCTS

                                    INDIVIDUAL                              DENTAL    FINANCIAL
                                       LIFE      WEST COAST  ACQUISITIONS  BENEFITS  INSTITUTIONS
                                    ----------   ----------  ------------  --------  ------------
Investments and other assets ....   $1,285,634   $1,617,230   $2,399,887   $189,791   $1,274,944
Deferred policy acquisition costs
  and goodwill ..................      369,841      288,238      294,379    215,246      153,891
                                    ----------   ----------   ----------   --------   ----------
     Total assets ...............   $1,655,475   $1,905,468   $2,694,266   $405,037   $1,428,835
                                    ==========   ==========   ==========   ========   ==========

                                      RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                      STABLE                 CORPORATE
                                      VALUE      INVESTMENT     AND         TOTAL
                                     PRODUCTS     PRODUCTS     OTHER     CONSOLIDATED
                                    ----------   ----------  ---------   -----------
Investments and other assets ....   $3,365,889   $3,757,489   $765,243   $14,656,107
Deferred policy acquisition costs
  and goodwill ..................        1,954      130,855     68,540     1,522,944
                                    ----------   ----------   --------   -----------
     Total assets ...............   $3,367,843   $3,888,344   $833,783   $16,179,051
                                    ==========   ==========   ========   ===========

                                                       OPERATING SEGMENT ASSETS
                                                           DECEMBER 31, 2000
                                   ----------------------------------------------------------------
                                                            (IN THOUSANDS)
                                                                             SPECIALTY INSURANCE
                                                  LIFE INSURANCE                   PRODUCTS

                                    INDIVIDUAL                              DENTAL    FINANCIAL
                                       LIFE      WEST COAST  ACQUISITIONS  BENEFITS  INSTITUTIONS
                                    ----------   ----------  ------------  --------  ------------
Investments and other assets ....   $1,237,867   $1,576,577   $1,604,854   $192,906   $1,369,915
Deferred policy acquisition costs
  and goodwill ..................      354,320      276,518      223,430    214,770      150,984
                                    ----------   ----------   ----------   --------   ----------
     Total assets ...............   $1,592,187   $1,853,095   $1,828,284   $407,676   $1,520,899
                                    ==========   ==========   ==========   ========   ==========

                                       RETIREMENT SAVINGS AND
                                        INVESTMENT PRODUCTS

                                      STABLE                 CORPORATE
                                      VALUE      INVESTMENT     AND         TOTAL
                                     PRODUCTS     PRODUCTS     OTHER     CONSOLIDATED
                                    ----------   ----------   --------   ------------
Investments and other assets ....   $3,340,099   $3,844,168   $428,951   $13,595,337
Deferred policy acquisition costs
  and goodwill ..................        2,144      127,334     81,711     1,431,211
                                    ----------   ----------   --------   -----------
     Total assets ...............   $3,342,243   $3,971,502   $510,662   $15,026,548
                                    ==========   ==========   ========   ===========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2001, and for the three months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner’s equity and net loss prepared in conformity with statutory reporting practices of $613.1 million and $72.0 million, respectively.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification changes current statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification resulted in an increase in Protective Life’s statutory capital of approximately $39 million on January 1, 2001.

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

        Protective Life’s balance sheets at March 31,2001 and December 31, 2000, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                      March 31     December 31
                                    -----------   ------------
                                           (In Thousands)

Total investments ...............   $11,287,558   $10,258,809
Deferred policy acquisition costs     1,306,167     1,192,696
All other assets ................     3,530,498     3,654,604
                                    -----------   -----------
                                    $16,124,223   $15,106,109
                                    ===========   ===========

Deferred income taxes ...........   $    94,146   $   100,256
All other liabilities ...........    14,321,782    13,424,068
                                    -----------   -----------
                                     14,415,928    13,524,324
Share-owner's equity ............     1,708,295     1,581,785
                                    -----------   -----------
                                    $16,124,223   $15,106,109
                                    ===========   ===========

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, Protective Life adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS No. 138, requires Protective Life to record derivative financial instruments, including certain derivative instruments embedded in other contracts, on its balance sheet and to carry such derivatives at fair value. Derivatives that are not designated to be part of a qualifying hedging relationship must be adjusted to fair value each period through net income. If the derivative is a hedge, its change in fair value is either offset against the change in fair value of the hedged item through net income or recorded in share-owner’s equity until the hedged item is recognized in net income. The fair value of derivatives increase or decrease as interest rates and general economic conditions change. The adoption of SFAS No. 133 resulted in a cumulative charge to net income of approximately $8.3 million (net of an income tax benefit of $4.5 million) and is reflected in the accompanying statement of income as the cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 also resulted in a cumulative increase to other comprehensive income of approximately $4.0 million (net of $2.1 million of income tax) in the three months ended March 31, 2001. Prospectively, the adoption of SFAS No. 133 may introduce volatility into Protective Life’s reported net income and other comprehensive income depending on future market conditions and Protective Life’s hedging activities.

        Protective Life utilizes a risk management strategy that incorporates the use of derivative instruments. As of March 31, 2001 Protective Life only has entered into fair value hedges.

        Changes in the fair value of a derivative that is highly effective as a fair value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of derivatives that are highly effective, and that are designated and qualify as, foreign currency hedges are also considered fair value hedges and are recorded in current period earnings.

        Protective Life formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Protective Life discontinues hedge accounting prospectively.

        Protective Life occasionally may purchase a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. If the economic characteristics of the embedded financial instrument are not clearly and closely related to the host contract, it would meet the definition of a derivative instrument. Any embedded derivative is then separated from the host contract and is carried at fair value on Protective Life’s consolidated balance sheet.

        During the three months ended March 31, 2001, Protective Life recorded a gain of $1.8 million for the change in fair value of other derivatives that did not meet the definition of hedges under SFAS No. 133 and a gain of $0.3 million for the ineffective portion of the change in fair value hedges. Such amounts are reported as a component of realized investment gains in the accompanying statement of income. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness.

        In September 2000 the Financial Accounting Standards Board issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001.

NOTE G - COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                   ----------------------
                                                       2001        2000
                                                       ----        ----
Net income .....................................   $  35,168    $ 25,876
Increase (decrease) in net unrealized gains
  on investments (net of income tax:
  2001 - $46,052; 2000 - $(46)) ................      85,526         (85)
Reclassification adjustment for amounts
  included in net income (net of
  income tax: 2001 - $(1,329); 2000 - $(856)) ..      (2,469)     (1,590)
Transition adjustment on derivative financial
  instruments (net of income tax: 2001 - $2,127)       3,951
                                                   ---------    --------
Comprehensive income ...........................   $ 122,176    $ 24,201
                                                   =========    ========

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

        Protective Life operates seven divisions whose principal strategic focuses can be grouped into three general categories: life insurance, specialty insurance products, and retirement savings and investment products. Protective Life’s Divisions are: Individual Life, West Coast, Acquisitions, Dental Benefits, Financial Institutions, Stable Value Products, and Investment Products. Protective Life also has an additional business segment which is Corporate and Other.

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

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                THREE MONTHS          PERCENTAGE
                                   ENDED               INCREASE/
                                  MARCH 31            (DECREASE)
                            -------------------      ------------
                               (IN THOUSANDS)

                               2001      2000
                               ----      ----
Premiums and policy fees    $248,528   $178,158           39.5%
Net investment income ...    196,148    163,821           19.7
Realized investment gains      6,683      2,446          173.2
Other income ............     14,478     10,985           31.8
                            --------   --------
                            $465,837   $355,410
                            ========   ========

        Premiums and policy fees, net of reinsurance ceded, increased $70.4 million or 39.5% in the first three months of 2001 over the first three months of 2000. Premiums and policy fees in the Individual Life Division increased $10.9 million in the first three months of 2001 as compared to the same period in 2000. Premiums and policy fees in the West Coast Division increased $6.7 million in the first three months of 2001 as compared to the same period in 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. In the first quarter of 2001 Protective Life coinsured a block of individual life policies from Standard Insurance Company. This coinsurance arrangement resulted in a $18.6 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks declined $2.5 million in the first three months of 2001 as compared to the same period last year. In October 2000, PLC transferred ownership of twenty companies (that provide prepaid dental products) to Protective Life. The operations of these companies are included in Protective Life’s Dental Benefits Division and resulted in a $29.4 million increase in premium and policy fees in the Division in the first three months of 2001. Premiums and policy fees related to the Dental Benefits Division’s other businesses increased $2.4 million in the first three months of 2001 as compared to the same period in 2000. Premiums and policy fees from the Financial Institutions Division increased $8.6 million in the first three months of 2001 as compared to the first three months of 2000. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $3.8 million in the first three months of 2001 as compared to the same period in 2000.

        Net investment income in the first three months of 2001 increased by $32.3 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets and due to acquisitions. The January 2001 acquisition of a block of individual life policies resulted in an increase in investment income of $12.3 million.

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

        Realized investment gains for the first three months of 2001 were $6.7 million as compared to $2.4 million in the corresponding period of 2000.

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In the first three months of 2001 as compared to the same period of 2000, revenues from Protective Life’s direct response business and service contract business increased $1.3 million and $0.8 million, respectively. Income from other sources increased $1.4 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

Operating Income (Loss) and Income (Loss) Before Income Tax
Three Months Ended March 31

(In Thousands)

                                                               2001        2000
                                                               ----        ----
Operating Income (Loss)(1)
Life Insurance
      Individual Life ...................................   $  8,521    $  9,902
      West Coast ........................................     10,063       8,620
      Acquisitions ......................................     15,174      11,764
Specialty Insurance Products
      Dental Benefits ...................................      8,345       3,150
      Financial Institutions ............................      9,929       6,856
Retirement Savings and Investment Products
      Stable Value Products .............................      8,550       8,655
      Investment Products ...............................      3,065       3,015
Corporate and Other .....................................     (4,705)    (14,970)
                                                              ------      ------
              Total operating income ....................     58,942      36,992
                                                              ------      ------
Realized Investment Gains (Losses)
      Stable Value Products .............................      2,444         (58)
      Investment Products ...............................        169         429
      Unallocated Realized Investment Gains (Losses) ....      4,070       2,075
Related Amortization of Deferred Policy Acquisition Costs
      Investment Products ...............................       (169)       (429)
                                                              ------      ------
              Total net .................................      6,514       2,017
                                                              ------      ------
Income (Loss) Before Income Tax
Life Insurance
      Individual Life ...................................      8,521       9,902
      West Coast ........................................     10,063       8,620
      Acquisitions ......................................     15,174      11,764
Specialty Insurance Products
      Dental Benefits ...................................      8,345       3,150
      Financial Institutions ............................      9,929       6,856
Retirement Savings and Investment Products
      Stable Value Products .............................     10,994       8,597
      Investment Products ...............................      3,065       3,015
Corporate and Other .....................................     (4,705)    (14,970)
Unallocated Realized Investment Gains (Losses) ..........      4,070       2,075
                                                             -------     -------
              Total income before income tax ............   $ 65,456    $ 39,009
                                                             =======     =======
(1)   Income before income tax excluding  realized  investment gains and losses and related  amortization of deferred policy  acquisition costs.

        The Individual Life Division’s pretax operating income was $8.5 million in the first three months of 2001 compared to $9.9 million in the same period of 2000. The Division experienced higher marketing expenses as the Company increased its direct marketing and advertising in the first three months of 2001. The Division’s mortality experience was $0.8 million better than expected in the first three months of 2001 as compared to being $1.2 million better than expected in the first three months of 2000.

        West Coast had pretax operating income of $10.1 million for the first three months of 2001 compared to $8.6 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $15.2 million in the first three months of 2001 as compared to $11.8 million in the same period of 2000. The Division’s mortality experience improved $0.5 million in the first three months of 2001 as compared to the first three months of 2000. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. The coinsurance of a block of life insurance policies from Standard Life Insurance Company resulted in $2.4 million of the increase in earnings.

        The Dental Benefits Division’s pretax operating income was $8.3 million in the first three months of 2001 compared to $3.2 million in the same period last year. The aforementioned transfer of companies from PLC resulted in a $1.7 million increase in pretax operating income. The remainder of the increase reflects a reduction of operating expense and improved claims experience.

        Pretax operating income of the Financial Institutions Division was $9.9 million in the first three months of 2001 as compared to $6.9 million in the same period of 2000. In the first quarter of 2000 claims were higher than expected. Claims in the first quarter of 2001 were to more normal levels.

        The Stable Value Products Division had pretax operating income of $8.6 million in the first three months of 2001 and $8.7 million in the corresponding period of 2000. Realized investment gains associated with this Division in the first three months of 2001 were $2.4 million as compared to losses of $0.1 million in the same period last year. As a result, total pretax earnings were $11.0 million in the first three months of 2001 compared to $8.6 million for the same period last year.

        The Investment Products Division pretax operating income was $3.1 million in the first three months of 2001 compared to $3.0 million in the same period of 2000. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first three months of 2001 or 2000.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), several lines of business which Protective Life is not actively marketing (mostly health insurance), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $4.7 million in the first three months of 2001 compared to a loss of $15.0 million in the first three months of 2000. Earnings from health insurance lines increased $3.9 million in the first three months of 2001 as compared to the same period last year. The segment also had approximately $5.4 million lower corporate expenses and $2.1 million higher corporate investment income in the first quarter of 2001 as compared to the same period in 2000. Protective Life experienced $1.1 million of other decreases in earnings in the first three months of 2001 as compared to the same period in 2000.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                 THREE MONTHS
                    ENDED                     ESTIMATED EFFECTIVE
                   MARCH 31                     INCOME TAX RATES
                 ------------                 -------------------
                    2000                              34%
                    2001                              34%

        The effective income tax rate for the full year of 2000 was 35.4%. Management’s estimate of the effective income tax rate for 2001 is approximately 35%.

Net Income

The following table sets forth net income for the periods shown, and the percentage change from the prior period:
                                              NET INCOME
                              ------------------------------------------
        THREE MONTHS                                         PERCENTAGE
           ENDED                   TOTAL                      INCREASE/
          MARCH 31            (IN THOUSANDS)                 (DECREASE)
        ------------          --------------                 ----------
           2000                  $25,876                       (13.4)%
           2001                   35,168                        35.9

        Compared to the same period in 2000, net income in the first three months of 2001 increased $9.3 million, reflecting improved operating earnings in the West Coast, Acquisitions, Dental Benefits, Financial Institutions, and Investment Products Divisions and the Corporate and Other segment and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were offset by lower operating earnings in the Individual Life and Stable Value Divisions and a charge to earnings resulting from the cumulative effect of a change in accounting principle.

Recently Issued Accounting Standards

        In September 2000 the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001.

ITEMS 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

        There has been no material change from the disclosures in Protective Life's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Insurance Company

Date:	May 15, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)