Form 10-Q
period 2001-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2001-08-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 10, 2001: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Six Months ended June 30, 2001 and 2000 (unaudited)..................
       Consolidated Condensed Balance Sheets as of June 30, 2001
           (unaudited) and December 31, 2000....................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2001 and 2000 (unaudited)..................
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Narrative Analysis of the Results of Operations........

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 2001, and the related consolidated condensed statements of income for each of the three-months and six-months ended June 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 3, 2001

                                           PROTECTIVE LIFE INSURANCE COMPANY
                                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                 (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30                 JUNE 30
                                                           -----------------------   ----------------------
                                                               2001        2000         2001         2000
                                                               ----        ----         ----         ----
REVENUES
    Premiums and policy fees ...........................   $ 423,077    $ 391,476    $ 839,486    $ 740,237
    Reinsurance ceded ..................................    (193,884)    (215,061)    (361,765)    (385,664)
                                                            --------     --------     --------     --------
      Premiums and policy fees, net of reinsurance ceded     229,193      176,415      477,721      354,573
    Net investment income ..............................     205,749      172,845      401,897      336,666
    Realized investment gains (losses)
      Fixed maturities and equity securities ...........      (2,081)      (3,272)         966         (911)
      Derivative financial instruments .................      (3,133)        (584)         503         (499)
    Other income .......................................      12,121       15,118       26,599       26,103
                                                            --------     --------     --------     --------
                                                             441,849      360,522      907,686      715,932
                                                            --------     --------     --------     --------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2001 - $61,656; 2000 - $142,496
      six months: 2001 - $192,213; 2000 - $239,250) ....     295,285      224,093      603,974      458,512
    Amortization of deferred policy acquisition costs ..      39,016       31,446       68,399       68,964
    Amortization of goodwill ...........................       2,074          492        4,149          867
    Other operating expenses (net of reinsurance ceded:
      three months: 2001 - $53,643; 2000 - $34,145
      six months: 2001 - $85,463; 2000 - $82,807) ......      63,825       49,443      124,059       93,532
                                                            --------     --------     --------     --------
                                                             400,200      305,474      800,581      621,875
                                                            --------     --------     --------     --------
INCOME BEFORE INCOME TAX ...............................      41,649       55,048      107,105       94,057

Income tax expense .....................................      15,423       20,097       37,370       33,230
                                                            --------     --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE .....................      26,226       34,951       69,735       60,827

Cumulative effect of change in accounting principle ....                                (8,341)
                                                            --------     --------     --------     --------

NET INCOME .............................................   $  26,226    $  34,951    $  61,394    $  60,827
                                                            ========     ========     ========     ========

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (DOLLARS IN THOUSANDS)

                                                                       JUNE 30       DECEMBER 31
                                                                        2001            2000
                                                                   -------------    ------------
                                                                     (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market ...............................   $  8,639,231    $  7,390,110
     Equity securities, at market ..............................         62,680          41,792
     Mortgage loans on real estate .............................      2,455,115       2,268,224
     Investment in real estate, net of accumulated depreciation          12,262          12,566
     Policy loans ..............................................        329,051         230,527
     Other long-term investments ...............................        175,270          66,646
     Short-term investments ....................................        162,901         172,699
                                                                    -----------     -----------
       Total investments .......................................     11,836,510      10,182,564

   Cash ........................................................         53,000          33,517
   Accrued investment income ...................................        140,272         121,996
   Accounts and premiums receivable, net of allowance for
     uncollectible amounts .....................................        109,864          72,189
   Reinsurance receivables .....................................      1,084,620       1,099,574
   Deferred policy acquisition costs ...........................      1,315,902       1,189,380
   Goodwill, net ...............................................        237,651         241,831
   Property and equipment, net .................................         51,588          51,166
   Other assets ................................................        235,720         120,874
   Receivable from related parties .............................                          4,768
   Assets related to separate accounts
     Variable Annuity ..........................................      1,758,589       1,841,439
     Variable Universal Life ...................................         71,009          63,504
     Other .....................................................          3,865           3,746
                                                                    -----------     -----------
                                                                   $ 16,898,590    $ 15,026,548
                                                                    ===========     ===========
LIABILITIES
   Policy liabilities and accruals .............................   $  6,782,185    $  5,969,002
   Stable value investment contract deposits ...................      3,480,935       3,177,863
   Annuity deposits ............................................      2,227,731       1,916,894
   Other policyholders' funds ..................................        150,553         125,336
   Other liabilities ...........................................        480,297         324,901
   Accrued income taxes ........................................         42,356         (10,932)
   Deferred income taxes .......................................         90,943          72,065
   Debt:
     Securities sold under repurchase agreements ...............         58,300
     Notes payable .............................................          2,303           2,315
   Indebtedness to related parties .............................          8,000          10,000
   Liabilities related to separate accounts
     Variable Annuity ..........................................      1,758,589       1,841,439
     Variable Universal Life ...................................         71,009          63,504
     Other .....................................................          3,865           3,746
                                                                    -----------     -----------
                                                                     15,157,066      13,496,133
                                                                    -----------     -----------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and
     issued:  2,000, liquidation preference $2,000 .............              2               2
   Common Stock, $1.00 par value, shares authorized and
     issued: 5,000,000 .........................................          5,000           5,000
   Additional paid-in capital ..................................        742,419         632,805
   Note receivable from PLC Employee Stock Ownership Plan ......         (4,498)         (4,841)
   Retained earnings ...........................................        999,993         948,819
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax:  2001 - $(749); 2000 - $(27,661)) ..................         (1,392)        (51,370)
                                                                    -----------     -----------
                                                                      1,741,524       1,530,415
                                                                    -----------     -----------
                                                                   $ 16,898,590    $ 15,026,548
                                                                    ===========     ===========

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)
                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30
                                                                                              2001           2000
                                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ......................................................................   $     61,394    $     60,827
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment gains .....................................................         (1,469)          1,410
     Amortization of deferred policy acquisition costs .............................         68,399          71,720
     Capitalization of deferred policy acquisition costs ...........................       (126,277)       (182,247)
     Depreciation expense ..........................................................          5,952           4,861
     Deferred income tax ...........................................................        (19,445)         13,235
     Accrued income tax ............................................................         53,289           6,950
     Amortization of goodwill ......................................................          4,149             867
     Interest credited to universal life and investment products ...................        421,869         437,081
     Policy fees assessed on universal life and investment products ................       (101,607)        (97,882)
     Change in accrued investment income and other receivables .....................        (16,698)        (13,531)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products .....................................         14,472         217,254
     Change in other liabilities ...................................................        152,835         (29,830)
     Other (net) ...................................................................        (15,461)         24,289
                                                                                        -----------     -----------
   Net cash provided by operating activities .......................................        501,402         515,004
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale ................................................      9,402,613       5,722,521
     Other .........................................................................        140,734          24,918
   Sale of investments
     Investments available for sale ................................................        938,665         331,438
     Other .........................................................................          1,363          36,246
   Cost of investments acquired
     Investments available for sale ................................................    (11,298,667)     (6,584,526)
     Corporate owned life insurance ................................................       (100,000)
     Other .........................................................................       (170,818)       (138,427)
   Acquisitions and bulk reinsurance assumptions ...................................        137,754        (150,903)
   Purchase of property and equipment ..............................................         (6,119)         (4,282)
                                                                                        -----------     -----------
   Net cash used in investing activities ...........................................       (954,475)       (763,015)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt .............        512,600       1,182,700
   Principal payments on line of credit arrangements and debt ......................       (454,300)     (1,182,700)
   Capital contribution from PLC ...................................................         91,000          59,000
   Principal payment on surplus notes to PLC .......................................         (2,000)         (2,000)
   Investment product deposits and change in universal life deposits ...............        929,479       1,079,674
   Investment product withdrawals ..................................................       (604,223)       (877,310)
                                                                                        -----------     -----------
   Net cash provided by financing activities .......................................        472,556         259,364
                                                                                        -----------     -----------
INCREASE IN CASH ...................................................................         19,483          11,353
CASH AT BEGINNING OF PERIOD ........................................................         33,517               0
                                                                                        -----------     -----------
CASH AT END OF PERIOD ..............................................................   $     53,000    $     11,353
                                                                                        ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest on debt ..............................................................   $        631    $      1,722
     Income taxes ..................................................................   $        252    $     11,954
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of principal on note from ESOP ........................................   $        342    $        307
   Acquisitions and bulk reinsurance assumptions
     Assets acquired, net of cash ..................................................   $    658,200    $    496,221
     Liabilities assumed ...........................................................       (795,954)       (345,318)
     Equity from subsidiary transfer ...............................................         (7,772)
                                                                                        -----------     -----------
     Net ...........................................................................   $   (145,526)   $    150,903
                                                                                        ===========     ===========
See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Protective Life’s annual report on Form 10-K for the year ended December 31, 2000.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive damages. In some states, including Alabama (where Protective Life maintains its headquarters), juries have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

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

                                                 OPERATING SEGMENT INCOME FOR THE
                                                  SIX MONTHS ENDED JUNE 30, 2001
                                     --------------------------------------------------------
                                                           (IN THOUSANDS)
                                                                        SPECIALTY INSURANCE
                                               LIFE INSURANCE                PRODUCTS

                                     INDIVIDUAL                          DENTAL   FINANCIAL
                                       LIFE     WEST COAST ACQUISITIONS BENEFITS INSTITUTIONS
                                     ---------- ---------- ------------ -------- ------------
Premiums and policy fees .........   $185,617   $ 61,018    $102,355   $181,741   $248,277
Reinsurance ceded ................   (126,416)   (33,539)    (20,348)   (26,783)  (134,237)
                                      -------     ------     -------    -------    -------
   Net of reinsurance ceded ......     59,201     27,479      82,007    154,958    114,040
Net investment income ............     34,900     49,271      85,565      4,719     23,543
Realized investment gains (losses)
Other income .....................        425                    (52)     8,947     14,780
                                      -------     ------     -------    -------    -------
       Total revenues ............     94,526     76,750     167,520    168,624    152,363
                                      -------     ------     -------    -------    -------
Benefits and settlement expenses .     56,814     51,725     113,371    102,776     73,604
Amortization of deferred policy
   acquisition costs .............     15,124      7,144       7,341      3,512     22,502
Amortization of goodwill .........                                        2,736      1,413
Other operating expenses .........        892     (3,437)     14,605     43,546     37,191
                                      -------     ------     -------    -------    -------
       Total benefits and expenses     72,830     55,432     135,317    152,570    134,710
                                      -------     ------     -------    -------    -------
Income before income tax .........     21,696     21,318      32,203     16,054     17,653

                                            RETIREMENT SAVINGS AND
                                               INVESTMENT PRODUCTS

                                       STABLE                  CORPORATE
                                       VALUE      INVESTMENT      AND                      TOTAL
                                      PRODUCTS     PRODUCTS      OTHER     ADJUSTMENTS  CONSOLIDATED
                                      --------    ----------   ---------   -----------  ------------
Premiums and policy fees .........                $  14,472    $  46,006                $ 839,486
Reinsurance ceded ................                               (20,442)                (361,765)
                                                     ------     --------                  -------
   Net of reinsurance ceded ......                   14,472       25,564                  477,721
Net investment income ............   $ 129,744       77,859      (3,704)                  401,897
Realized investment gains (losses)       2,695           24                $  (1,250)       1,469
Other income .....................                    1,724          775                   26,599
                                       -------       ------      ------       -------     -------
       Total revenues ............     132,439       94,079      22,635       (1,250)     907,686
                                       -------       ------      ------       -------     -------
Benefits and settlement expenses .     110,500       63,536      31,648                   603,974
Amortization of deferred policy
   acquisition costs .............         608       11,318         850                    68,399
Amortization of goodwill .........                                                          4,149
Other operating expenses .........       1,981       11,853      17,428                   124,059
                                       -------       ------      ------                   -------
       Total benefits and expenses     113,089       86,707      49,926                   800,581
                                       -------       ------      ------                   -------
Income before income tax .........      19,350        7,372     (27,291)                  107,105
Income tax expense ...............                                            37,370       37,370
Cumulative effect of change in
   accounting principle ..........                                                         (8,341)
                                                                                          -------
       Net income ................                                                      $  61,394
                                                                                          =======

                                                      OPERATING SEGMENT INCOME FOR THE
                                                       SIX MONTHS ENDED JUNE 30, 2000
                                     -------------------------------------------------------------------
                                                               (IN THOUSANDS)
                                                                               SPECIALTY INSURANCE
                                                LIFE INSURANCE                      PRODUCTS

                                      INDIVIDUAL                               DENTAL    FINANCIAL
                                         LIFE      WEST COAST  ACQUISITIONS   BENEFITS  INSTITUTIONS

                                      ----------   ----------  ------------   --------  ------------
Premiums and policy fees .........   $ 166,396    $  68,961    $  68,758    $ 128,373    $ 234,536
Reinsurance ceded ................    (116,634)     (54,249)     (14,911)     (36,962)    (130,831)
                                       -------       ------      -------      -------      -------
   Net of reinsurance ceded ......      49,762       14,712       53,847       91,411      103,705
Net investment income ............      29,336       44,212       58,915        4,764       22,302
Realized investment gains (losses)
Other income .....................      (1,567)                                 6,737       15,028
                                       -------       ------      -------      -------      -------
       Total revenues ............      77,531       58,924      112,762      102,912      141,035
                                       -------       ------      -------      -------      -------
Benefits and settlement expenses .      46,010       43,418       64,550       67,673       64,949
Amortization of deferred policy
   acquisition costs .............      14,534        5,915        8,927        3,039       22,773
Amortization of goodwill .........                                                             867
Other operating expenses .........      (2,701)      (7,294)      12,706       23,734       36,028
                                       -------       ------      -------      -------      -------
       Total benefits and expenses      57,843       42,039       86,183       94,446      124,617
                                       -------       ------      -------      -------      -------
Income before income tax .........      19,688       16,885       26,579        8,466       16,418

                                         RETIREMENT SAVINGS AND
                                           INVESTMENT PRODUCTS
                                       STABLE                   CORPORATE
                                        VALUE     INVESTMENT       AND                     TOTAL
                                      PRODUCTS     PRODUCTS       OTHER    ADJUSTMENTS  CONSOLIDATED
                                      --------    ----------    ---------  -----------  ------------
Premiums and policy fees .........                $  15,009    $  58,204                 $ 740,237
Reinsurance ceded ................                               (32,077)                 (385,664)
                                                     ------       ------                   -------
   Net of reinsurance ceded ......                   15,009       26,127                   354,573
Net investment income ............   $ 117,433       60,672         (968)                  336,666
Realized investment gains (losses)         (89)         420                 $  (1,741)      (1,410)
Other income .....................                    1,390        4,515                    26,103
                                       -------       ------       ------        -----      -------
       Total revenues ............     117,344       77,491       29,674       (1,741)     715,932
                                       -------       ------       ------        -----      -------
Benefits and settlement expenses .      99,029       49,874       23,009                   458,512
Amortization of deferred policy
   acquisition costs .............         429       12,068        1,279                    68,964
Amortization of goodwill .........                                                             867
Other operating expenses .........       2,028        8,662       20,369                    93,532
                                       -------       ------       ------       ------      -------
       Total benefits and expenses     101,486       70,604       44,657                   621,875
                                       -------       ------       ------       ------      -------
Income before income tax .........      15,858        6,887      (14,983)                   94,057
Income tax expense ...............                                             33,230       33,230
                                                                                           -------
       Net income ................                                                       $  60,827
                                                                                           =======

                                                         OPERATING SEGMENT ASSETS
                                                              JUNE 30, 2001
                                    ---------------------------------------------------------------
                                                             (IN THOUSANDS)
                                                                            SPECIALTY INSURANCE
                                               LIFE INSURANCE                     PRODUCTS

                                    INDIVIDUAL                                DENTAL     FINANCIAL
                                       LIFE     WEST COAST   ACQUISITIONS    BENEFITS   INSTITUTIONS
                                    ----------  ----------   ------------    --------   ------------

Investments and other assets ....   $1,261,714   $1,674,695   $2,385,798   $  201,928   $1,225,917
Deferred policy acquisition costs
   and goodwill .................      363,349      300,064      296,832      213,747      156,531
                                     ---------    ---------    ---------      -------    ---------
       Total assets .............   $1,625,063   $1,974,759   $2,682,630   $  415,675   $1,382,448
                                     =========    =========    =========      =======    =========

                                            RETIREMENT SAVINGS AND
                                               INVESTMENT PRODUCTS

                                       STABLE                     CORPORATE
                                       VALUE        INVESTMENT       AND         TOTAL
                                      PRODUCTS       PRODUCTS       OTHER     CONSOLIDATED
                                      ---------     ---------     ----------  ------------
Investments and other assets ....   $ 3,639,789   $ 4,038,995   $   916,201   $15,345,037
Deferred policy acquisition costs
   and goodwill .................         5,158       137,148        80,724     1,553,553
                                      ---------     ---------       -------    ----------
       Total assets .............   $ 3,644,947   $ 4,176,143   $   996,925   $16,898,590
                                      =========     =========       =======    ==========

                                                          OPERATING SEGMENT ASSETS
                                                             DECEMBER 31, 2000
                                   -----------------------------------------------------------------
                                                              (IN THOUSANDS)

                                                                            SPECIALTY INSURANCE
                                               LIFE INSURANCE                     PRODUCTS

                                    INDIVIDUAL                                DENTAL    FINANCIAL
                                       LIFE      WEST COAST  ACQUISITIONS    BENEFITS  INSTITUTIONS
                                    ----------   ----------  ------------    --------  ------------

Investments and other assets ....   $1,237,867   $1,576,577   $1,604,854   $  192,906   $1,369,915
Deferred policy acquisition costs
   and goodwill .................      354,320      276,518      223,430      214,770      150,984
                                     ---------    ---------    ---------      -------    ---------
       Total assets .............   $1,592,187   $1,853,095   $1,828,284   $  407,676   $1,520,899
                                     =========    =========    =========      =======    =========

                                       RETIREMENT SAVINGS AND
                                         INVESTMENT PRODUCTS

                                       STABLE                     CORPORATE
                                       VALUE       INVESTMENT        AND         TOTAL
                                      PRODUCTS      PRODUCTS        OTHER     CONSOLIDATED
                                      ---------    ----------     ---------   ------------
Investments and other assets ....   $ 3,340,099   $ 3,844,168   $   428,951   $13,595,337
Deferred policy acquisition costs
   and goodwill .................         2,144       127,334        81,711     1,431,211
                                      ---------     ---------       -------    ----------
       Total assets .............   $ 3,342,243   $ 3,971,502   $   510,662   $15,026,548
                                      =========     =========       =======    ==========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At June 30, 2001, and for the six months then ended, Protective Life and its life insurance subsidiaries had consolidated share-owner’s equity and net loss prepared in conformity with statutory reporting practices of $637.1 million and $70.4 million, respectively.

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

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standard (“SFAS”) No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owner’s equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect Protective Life’s operations, its reported share-owner’s equity will fluctuate significantly as interest rates change.

        Protective Life’s balance sheets at June 30, 2001 and December 31, 2000, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                       JUNE 30    DECEMBER 31
                                       -------    -----------
                                          (IN THOUSANDS)

Total investments ...............   $11,824,844   $10,258,809
Deferred policy acquisition costs     1,329,710     1,192,696
All other assets ................     3,746,178     3,654,604
                                     ----------    ----------
                                    $16,900,732   $15,106,109
                                     ==========    ==========

Deferred income taxes ...........   $    91,693   $   100,256
All other liabilities ...........    15,066,123    13,424,068
                                     ----------    ----------
                                     15,157,816    13,524,324
Share-owner's equity ............     1,742,916     1,581,785
                                     ----------    ----------
                                    $16,900,732   $15,106,109
                                     ==========    ==========

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, Protective Life adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS No. 137 and 138, will require Protective Life to record derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of $8.3 million and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in the Company’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. Prospectively, the adoption of SFAS No. 133 may introduce volatility into Protective Life’s reported net income and other comprehensive income depending on future market conditions and Protective Life’s hedging activities.

        In September 2000 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on Protective Life’s financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. This statement is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. Protective Life does not expect the adoption of SFAS No. 142 to have a material effect on Protective Life’s financial position or results of operations.

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

        Protective Life utilizes a risk management strategy that incorporates the use of derivative instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective Life uses interest rate swap contracts, caps, and floors to modify the interest characteristics of certain investments. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective Life uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose Protective Life to credit and market risk. Protective Life minimizes its credit risk by entering into transactions with highly rated counterparties. Protective Life manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        Protective Life monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective Life’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Protective Life’s overall interest rate and currency exchange risk management strategies.

        All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, Protective Life designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as an other derivative either held for investment purposes or held as a natural hedging instrument designed to act as an economic hedge against the changes in value or cash flows of a hedged item (“other” derivative). Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as – and that is designated and qualified as – a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of other derivatives are recognized in current earnings and reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Protective Life also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Protective Life discontinues hedge accounting prospectively, as discussed below.

        Protective Life discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

Fair-Value Hedges

        Protective Life has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective Life excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the six months ended June 30, 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $1.0 million. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

Cash-Flow Hedges

        Protective Life has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the six months ended June 30, 2001, Protective Life recognized total pre-tax losses of $0.9 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, Protective Life recognized an $18.8 million pre-tax loss for the first six months of fiscal 2001 while recognizing a $22.9 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net gain primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net gain is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for a interest rate swap that converts the remaining host bond to a variable rate instrument. For the six months ended June 30, 2001, Protective Life recognized a $3.3 million pre-tax loss for the change in the asset swaps’ fair value and recognized a $0.4 million pre-tax loss to separately record the embedded equity options at fair value.

NOTE H - COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income (loss) for the periods shown:

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30                    JUNE 30
                                                     -----------------------   ----------------------
                                                         2001        2000          2001         2000
                                                         ----        ----          ----         ----
Net income .......................................   $  26,226    $  34,951    $  61,394    $  60,827
Increase (decrease) in net unrealized gains
   on investments (net of income tax:
   three months: 2001 - $(20,668); 2000 - $(6,864)
   six months: 2001 - $27,249; 2000 - $(6,940)) ..     (38,383)     (12,748)      50,606      (12,888)
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2001 - $728; 2000 -$1,145
   six months: 2001 - $(338); 2000 - $319) .......       1,353        2,127         (628)         592
Transition adjustment on derivative financial
   instruments (net of income tax:
   six months: 2001 - $2,127) ....................                                 3,951
                                                        ------       ------      -------       ------
Comprehensive income (loss) ......................   $ (10,804)   $  24,330    $ 115,323    $  48,531
                                                        ======       ======      =======       ======

NOTE I - ACQUISITION

        On June 22, 2001, PLC announced that Protective Life has agreed to acquire the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The transaction is subject to regulatory approval and certain customary closing conditions. The purchase price is approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

NOTE J - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

NOTE K - SUBSEQUENT EVENT

        On July 10, 2001, PLC announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. Substantially all of the Dental Benefits Division is owned by Protective Life. Protective Life anticipates that the transaction will close in the fourth quarter of 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. Protective Life will realize a pretax gain on the sale, but will incur income tax expense and exit costs that will result in a loss after income tax of approximately $23.9 million. Protective Life will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a loss in the second quarter of 2001 of approximately $16.0 million due to reserve strengthening that Protective Life believes is sufficient to cover net operating losses expected during the run-off of the business.

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

        The following discussion and analysis primarily relates to the six months ended June 30, 2001, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2001, as it compares to the same quarter last year. Where needed for a more complete understanding of Protective Life’s operating results, information related to the quarters ended June 30, 2001 and 2000 have been provided. It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of Protective Life’s performance.

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                           SIX MONTHS               PERCENTAGE
                                              ENDED                  INCREASE/
                                             JUNE 30                (DECREASE)
                                     ----------------------         ----------
                                         (IN THOUSANDS)

                                         2001       2000
                                         ----       ----
Premiums and policy fees .........   $ 477,721   $ 354,573             34.7%
Net investment income ............     401,897     336,666             19.4
Realized investment gains (losses)       1,469      (1,410)           204.18
Other income .....................      26,599      26,103              1.9
                                       -------     -------
                                     $ 907,686   $ 715,932
                                       =======     =======

        Premiums and policy fees, net of reinsurance ceded, increased $123.1 million or 34.7% in the first six months of 2001 over the six months of 2000. Premiums and policy fees in the Individual Life Division increased $9.4 million in the first six months of 2001 as compared to the same period in 2000. Premiums and policy fees in the West Coast Division increased $12.8 million in the first six months of 2001 as compared to the same period in 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. In the first quarter of 2001 Protective Life coinsured a block of individual life policies from Standard Insurance Company. This coinsurance arrangement resulted in a $32.9 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks decreased $4.7 million in the first six months of 2001 as compared to the same period last year. In October 2000, PLC transferred ownership of twenty companies (that provide prepaid dental products) to Protective Life. In May 2001, PLC transferred ownership of five additional companies (that provide prepaid dental products) to Protective Life. The operations of these companies are included in Protective Life’s Dental Benefits Division and resulted in a $58.9 million increase in premium and policy fees in the Division in the first six months of 2001. Premiums and policy fees related to the Dental Benefits Division’s other businesses increased $4.6 million in the first six months of 2001 as compared to the same period in 2000. Premiums and policy fees from the Financial Institutions Division increased $10.3 million in the first six months of 2001 as compared to the first six months of 2000. Premiums and policy fees from the Investment Products Division decreased $0.5 million in the first six months of 2001 as compared to the same period last year. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.6 million in the first six months of 2001 as compared to the same period in 2000.

        Net investment income in the first six months of 2001 increased by $65.2 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The January 2001 acquisition of a block of individual life policies resulted in an increase in investment income of $26.8 million.

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. However, Protective Life may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as “available for sale.” The sales of investment that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities.

        Realized investment gains for the first six months of 2001 were $1.5 million as compared to realized investment losses of $1.4 million in the corresponding period of 2000.

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In the first six months of 2001 as compared to the same period of 2000, revenues from Protective Life’s direct response business and service contract business increased $1.6 million and decreased $0.5 million, respectively. Income from other sources decreased $0.6 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

         OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                          SIX MONTHS ENDED JUNE 30
                               (IN THOUSANDS)

                                                                2001         2000
Operating Income (Loss)(1)                                      ----         ----
Life Insurance
     Individual Life ....................................   $  21,696    $  19,688
     West Coast .........................................      21,318       16,885
     Acquisitions .......................................      32,203       26,579
Specialty Insurance Products
     Dental Benefits ....................................      16,054        8,466
     Financial Institutions .............................      17,653       16,418
Retirement Savings and Investment Products
     Stable Value Products ..............................      16,655       15,947
     Investment Products ................................       7,372        6,887
Corporate and Other .....................................     (27,291)     (14,983)
                                                              -------       ------
           Total operating income .......................     105,660       95,887
                                                              -------       ------
Realized Investment Gains (Losses)
     Stable Value Products ..............................       2,695          (89)
     Investment Products ................................          24          420
     Unallocated Realized Investment Gains (Losses) .....      (1,250)      (1,741)
Related Amortization of Deferred Policy Acquisition Costs
     Investment Products ................................         (24)        (420)
                                                              -------       ------
           Total net ....................................       1,445       (1,830)
                                                              -------       ------
Income (Loss) Before Income Tax
Life Insurance
     Individual Life ....................................      21,696       19,688
     West Coast .........................................      21,318       16,885
     Acquisitions .......................................      32,203       26,579
Specialty Insurance Products
     Dental Benefits ....................................      16,054        8,466
     Financial Institutions .............................      17,653       16,418
Retirement Savings and Investment Products
     Stable Value Products ..............................      19,350       15,858
     Investment Products ................................       7,372        6,887
Corporate and Other .....................................     (27,291)     (14,983)
Unallocated Realized Investment Gains (Losses) ..........      (1,250)      (1,741)
                                                              -------      -------
           Total income before income tax ...............   $ 107,105    $  94,057
                                                              =======      =======
(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Individual Life Division’s pretax operating income was $21.7 million in the first six months of 2001 compared to $19.7 million in the same period of 2000. During the first six months of 2001 as compared to the same first period of 2000, the division experienced increased net investment income from an internal interest rate swap with the Company’s Stable Value Products Division. This increase was partially offset by a change in mortality experience. The Division’s mortality experience was $0.3 million less favorable than expected in the first six months of 2001 as compared to being $1.2 better than expected in the first six months of 2000.

        West Coast had pretax operating income of $21.3 million for the first six months of 2001 compared to $16.9 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $32.2 million in the first six months of 2001 as compared to $26.6 million in the same period of 2000. The coinsurance of a block of life insurance policies from Standard Life Insurance Company resulted in $5.9 million of the increase in earnings in the first six months of 2001 as compared to the same period last year. Additionally, the Division received $0.7 million additional investment income in the first six months of 2001 from an internal rate swap with the Company’s Stable Value Products Division. These increases were partially offset by a change in mortality experience. The Division’s mortality experience was $0.3 million less favorable than expected in the first six months of 2001 as compared to $1.8 million better than expected in the first six months of 2000. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        The Dental Benefits Division’s pretax operating income was $16.1 million in the first six months of 2001 compared to $8.5 million in the same period last year. The aforementioned transfer of companies from PLC resulted in a $2.0 million increase in pretax operating income. The remainder of the increase reflects a reduction of operating expense and improved claims experience.

        Pretax operating income of the Financial Institutions Division was $17.6 million in the first six months of 2001 as compared to $16.4 million in the same period of 2000. The Division’s results in the first six months of 2001 include approximately $1.3 million of unusual income resulting from the release of liabilities associated with certain lapsed service contract business. Service contract loss ratios improved in the first six months of 2001 as compared to the same period last year. Also, credit life and disability claims improved in the first half of 2001, but this benefit was partially offset by higher lapses due to refinancings and a weaker economy.

        The Stable Value Products Division had pretax operating income of $16.6 million in the first six months of 2001 and $15.9 million in the corresponding period of 2000. This increase is due primarily to higher account balances. Realized investments gains associated with this Division in the first six months of 2001 were $2.7 million as compared to losses of $0.1 million in the same period last year. As a result, total pretax earnings were $19.3 million in the first six months of 2001 compared to $15.9 million for the same period last year.

        The Investment Products Division’s pretax operating income was $7.4 million in the first six months of 2001 compared to $6.9 million in the same period of 2000. The Division had no realized investment gains (net of related amortization of deferred policy acquisition costs) in the first six months of 2001 or 2000.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), several lines of business which Protective Life is not actively marketing (mostly health insurance), and the operations of a small noninsurance subsidiary. The pretax loss for this segment was $27.3 million in the first six months of 2001 compared to a loss of $15.0 million in the first six months of 2000. The second quarter of 2001 included a loss of $16.0 million related to reserve strengthening in the health insurance lines that will be discontinued when the sale of the Dental Benefits Division is completed. (See section entitled "Other matters" included herein). The segment experienced $3.7 million of other decreases in earnings in the first six months of 2001 as compared to the same period in 2000.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

              SIX MONTHS
                ENDED                     ESTIMATED EFFECTIVE
               JUNE 30                     INCOME TAX RATES
              ----------                  --------------------
                 2000                            35.3%
                 2001                            34.9

        The effective income tax rate for the full year of 2000 was 35.3%. Management’s estimate of the effective income tax rate for 2001 is approximately 35.0%.

Net Income

        The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                                                   NET INCOME
                                    --------------------------------------
           SIX MONTHS                                           PERCENTAGE
             ENDED                      TOTAL                    INCREASE/
            JUNE 30                 (IN THOUSANDS)              (DECREASE)
           ----------               --------------              ----------
             2000                      $60,827                     (7.2)%
             2001                       61,394                      0.9

        Compared to the same period in 2000, net income in the first six months of 2001 increased $0.6 million, reflecting improved operating earnings in all Divisions and higher realized investment gains (net of related amortization of deferred policy acquisition costs) which were offset by lower operating results in the Corporate and Other segment and a charge to earnings resulting from the cumulative effect of a change in accounting principle.

Other Matters

        On July 10, 2001, PLC announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. Substantially all of the Dental Benefits Division is owned by Protective Life. Protective Life anticipates that the transaction will close in the fourth quarter of 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. Protective Life will realize a pretax gain on the sale, but will incur income tax expense and exit costs that will result in a loss after income tax of approximately $23.9 million. Protective Life will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a loss in the second quarter of 2001 of approximately $16.0 million due to reserve strengthening that Protective Life believes is sufficient to cover net operating losses expected during the run-off of the business.

        On June 22, 2001, PLC announced that Protective Life had agreed to acquire the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The transaction is subject to regulatory approval and certain customary closing conditions. The purchase price is approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

Recently Issued Accounting Standards

        In September 2000 the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This Statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001.

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. This statement is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. Protective Life does not expect the adoption of SFAS No. 142 to have a material effect on Protective Life’s financial position or results of operations.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Insurance Company

Date:	August 14, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)