Form 10-Q
period 2001-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2001-11-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 9, 2001: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2001 and 2000 (unaudited)............
       Consolidated Condensed Balance Sheets as of September 30, 2001
           (unaudited) and December 31, 2000....................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2001 and 2000 (unaudited)............
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Narrative Analysis of the Results of Operations........

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 2001, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 8, 2001

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                THREE  MONTHS ENDED         NINE  MONTHS ENDED
                                                                   SEPTEMBER 30                 SEPTEMBER 30
                                                               2001           2000          2001           2000
                                                               ----           ----          ----           ----
REVENUES
    Premiums and policy fees ..........................   $   420,745    $   377,852    $ 1,260,231    $ 1,118,089
    Reinsurance ceded .................................      (192,542)      (199,680)      (554,307)      (585,344)
                                                             ---------      ---------     ----------     ----------
Premiums and policy fees, net of reinsurance ceded ....       228,203        178,172        705,924        532,745
    Net investment income .............................       211,918        176,295        613,815        512,961
    Realized investment gains (losses)
      Derivative financial instruments ................         6,415          1,080          6,918            580
      All other investments ...........................       (10,900)        (6,932)        (9,934)        (7,842)
    Other income ......................................        13,484         12,607         40,083         38,710
                                                             ---------      ---------    -----------    -----------
                                                              449,120        361,222      1,356,806      1,077,154
                                                             ---------      ---------    -----------    -----------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2001 - $179,043; 2000 - $131,984
      nine months: 2001 - $371,256; 2000 - $371,234) ..       288,292        233,117        900,046        691,629
    Amortization of deferred policy acquisition costs .        34,584         38,054         95,203        107,018
    Amortization of goodwill ..........................         2,075            505          6,224          1,372
    Other operating expenses (net of reinsurance ceded:
      three months: 2001 - $33,675; 2000 - $48,461
      nine months: 2001 - $119,138; 2000 - $131,268) ..        67,063         40,784        191,122        134,316
                                                             ---------      ---------    -----------      ---------
                                                              392,014        312,460      1,192,595        934,335
                                                             ---------      ---------    -----------      ---------
INCOME BEFORE INCOME TAX ..............................        57,106         48,762        164,211        142,819

Income tax expense ....................................        18,561         17,274         55,931         50,504
                                                             ---------      ---------    -----------      ---------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE ....................        38,545         31,488        108,280         92,315

Cumulative effect of change in accounting principle ...                                      (8,341)
                                                             ---------      ---------    -----------      ---------
NET INCOME ............................................   $    38,545    $    31,488    $    99,939    $    92,315
                                                             =========      =========    ===========      =========

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (DOLLARS IN THOUSANDS)

                                                                    SEPTEMBER 30   DECEMBER 31
                                                                        2001           2000
                                                                    ------------   ------------
                                                                     (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market ...............................   $  9,512,577    $  7,390,110
     Equity securities, at market ..............................         62,830          41,792
     Mortgage loans on real estate .............................      2,507,560       2,268,224
     Investment in real estate, net of accumulated depreciation          20,810          12,566
     Policy loans ..............................................        329,762         230,527
     Other long-term investments ...............................        179,646          66,646
     Short-term investments ....................................         79,682         172,699
                                                                    ------------    ------------
       Total investments .......................................     12,692,867      10,182,564

   Cash ........................................................        256,193          33,517
   Accrued investment income ...................................        147,547         121,996
   Accounts and premiums receivable, net .......................        108,825          72,189
   Accounts receivable - investments ...........................        558,900
   Reinsurance receivables .....................................      1,152,856       1,099,574
   Deferred policy acquisition costs ...........................      1,374,836       1,189,380
   Goodwill, net ...............................................        235,577         241,831
   Property and equipment, net .................................         50,530          51,166
   Other assets ................................................        243,814         120,874
   Receivable from related parties .............................                          4,768
   Assets related to separate accounts
     Variable Annuity ..........................................      1,514,327       1,841,439
     Variable Universal Life ...................................         65,193          63,504
     Other .....................................................          3,923           3,746
                                                                    ------------    ------------
                                                                   $ 18,405,388    $ 15,026,548
                                                                    ============    ============
LIABILITIES
   Policy liabilities and accruals .............................   $  6,949,790    $  5,969,002
   Stable value investment contract deposits ...................      3,838,608       3,177,863
   Annuity deposits ............................................      2,407,805       1,916,894
   Other policyholders' funds ..................................        144,780         125,336
   Accounts payable - investments ..............................        939,951
   Other liabilities ...........................................        407,584         324,901
   Accrued income taxes ........................................         37,377         (10,932)
   Deferred income taxes .......................................        170,726          72,065
   Debt:
     Notes payable .............................................          2,297           2,315
   Indebtedness to related parties .............................          8,000          10,000
   Liabilities related to separate accounts
     Variable Annuity ..........................................      1,514,327       1,841,439
     Variable Universal Life ...................................         65,193          63,504
     Other .....................................................          3,923           3,746
                                                                    ------------    ------------
                                                                     16,490,361      13,496,133
                                                                    ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and
     issued:  2,000, liquidation preference $2,000 .............              2               2
   Common Stock, $1.00 par value, shares authorized and
     issued: 5,000,000  ........................................          5,000           5,000
   Additional paid-in capital ..................................        762,419         632,805
   Note receivable from PLC Employee Stock Ownership Plan ......         (4,498)         (4,841)
   Retained earnings ...........................................      1,038,465         948,819
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2001 - $61,190; 2000 - $(27,661)) ..................        113,639         (51,370)
                                                                    ------------    ------------
                                                                      1,915,027       1,530,415
                                                                    ------------    ------------
                                                                   $ 18,405,388    $ 15,026,548
                                                                    ============    ============

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                              -----------------------
                                                                               2001             2000
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ........................................................   $     99,939    $     92,315
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Realized investment gains .......................................          3,016           7,262
     Amortization of deferred policy acquisition costs ...............         95,203         111,866
     Capitalization of deferred policy acquisition costs .............       (232,630)       (266,820)
     Depreciation expense ............................................          9,031           6,824
     Deferred income tax .............................................         20,736          15,273
     Accrued income tax ..............................................         48,310          40,580
     Amortization of goodwill ........................................          6,224           1,372
     Interest credited to universal life and investment products .....        681,442         633,147
     Policy fees assessed on universal life and investment products ..       (155,106)       (147,933)
     Change in accrued investment income and other receivables .......        (90,065)         44,609
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products .......................         (2,560)        (84,801)
     Change in other liabilities .....................................         79,047         (19,344)
     Other (net) .....................................................        (21,444)          5,970
                                                                             ---------       ---------
   Net cash provided by operating activities .........................        541,143         440,320
                                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale ..................................      2,467,861       9,400,353
     Other ...........................................................        206,937          35,696
   Sale of investments
     Investments available for sale ..................................      1,977,264         580,406
     Other ...........................................................          1,363          66,795
   Cost of investments acquired
     Investments available for sale ..................................     (5,827,327)    (10,253,006)
     Corporate owned life insurance ..................................       (100,000)
     Other ...........................................................       (119,025)       (307,318)
   Acquisitions and bulk reinsurance assumptions .....................        137,754        (150,903)
   Purchase of property and equipment ................................         (8,053)         (4,164)
                                                                           -----------     -----------
   Net cash used in investing activities .............................     (1,263,226)       (632,141)
                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt      1,284,100       1,590,400
   Principal payments on line of credit arrangements and debt ........     (1,284,100)     (1,578,500)
   Capital contribution from PLC .....................................        111,000          59,000
   Principal payment on surplus notes to PLC .........................         (2,000)         (2,000)
   Investment product deposits and change in universal life deposits .      1,537,164       1,533,505
   Investment product withdrawals ....................................       (701,405)     (1,379,119)
                                                                           -----------     -----------
   Net cash provided by financing activities .........................        944,759         223,286
                                                                           -----------     -----------
INCREASE IN CASH .....................................................        222,676          31,465
CASH AT BEGINNING OF PERIOD ..........................................         33,517               0
                                                                           -----------     -----------
CASH AT END OF PERIOD ................................................   $    256,193    $     31,465
                                                                           ===========     ===========
See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Protective Life’s annual report on Form 10-K for the year ended December 31, 2000.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments in any given lawsuit. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

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
                                                    THREE MONTHS ENDED SEPTEMBER 30, 2001
                                    ----------------------------------------------------------------
                                                                (IN THOUSANDS)
                                                                              SPECIALTY INSURANCE
                                                 LIFE INSURANCE                    PRODUCTS
                                      INDIVIDUAL                               DENTAL   FINANCIAL
                                         LIFE     WEST COAST   ACQUISITIONS   BENEFITS INSTITUTIONS
                                      ---------- ------------  ------------   -------- ------------
Premiums and policy fees .........   $  96,489    $  33,870    $  52,538    $  85,975    $ 129,614
Reinsurance ceded ................     (75,625)     (27,376)      (9,193)      (8,334)     (68,339)
                                       --------     --------      -------      -------     --------
   Net of reinsurance ceded ......      20,864        6,494       43,345       77,641       61,275
Net investment income ............      19,803       26,351       46,228        2,444       11,823
Realized investment gains (losses)
Other income .....................         394                                  4,526        7,751
                                       --------     --------     --------     --------     --------
       Total revenues ............      41,061       32,845       89,573       84,611       80,849
                                       --------     --------     --------     --------     --------
Benefits and settlement expenses .      22,777       21,009       59,715       50,593       34,911
Amortization of deferred policy
   acquisition costs .............         873       4,192        7,000        1,898       13,938
Amortization of goodwill .........                                              1,368          707
Other operating expenses .........       2,482       (3,914)       6,912       24,015       22,828
                                       --------     --------     --------     --------     --------
       Total benefits and expenses      26,132       21,287       73,627       77,874       72,384
                                       --------     --------     --------     --------     --------
Income before income tax .........      14,929       11,558       15,946        6,737        8,465

                                         RETIREMENT SAVINGS AND
                                          INVESTMENT PRODUCTS
                                         STABLE                CORPORATE
                                         VALUE    INVESTMENT      AND                      TOTAL
                                        PRODUCTS   PRODUCTS      OTHER     ADJUSTMENTS  CONSOLIDATED
                                        --------  ----------   ----------  -----------  ------------
Premiums and policy fees .........                $   6,948    $  15,311                 $ 420,745
Reinsurance ceded ................                                (3,675)                 (192,542)
                                                     -------     --------                 ---------
   Net of reinsurance ceded ......                    6,948       11,636                   228,203
Net investment income ............   $  66,373       44,188       (5,292)                  211,918
Realized investment gains (losses)       5,233        1,046                 $ (10,764)      (4,485)
Other income .....................                      875          (62)                   13,484
                                       --------     --------     ---------    --------    ---------
       Total revenues ............      71,606       53,057        6,282      (10,764)     449,120
                                       --------     --------     ---------    --------    ---------
Benefits and settlement expenses .      57,117       36,246        5,924                   296,072
Amortization of deferred policy
   acquisition costs .............         503        5,693          487                    26,804
Amortization of goodwill .........                                                           2,075
Other operating expenses .........         986        5,956        7,798                    67,063
                                       --------     --------     --------                 ---------
       Total benefits and expenses      58,606       47,895       14,209                   392,014
                                       --------     --------     --------                 ---------
Income before income tax .........      13,000        5,162       (7,927)                   57,106
Income tax expense ...............                                             18,561       18,561
Cumulative effect of change in
   accounting principle
       Net income ................                                                       $  38,545
                                                                                          =========

                                                      OPERATING SEGMENT INCOME FOR THE
                                                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                    ----------------------------------------------------------------
                                                                (IN THOUSANDS)
                                                                              SPECIALTY INSURANCE
                                                LIFE INSURANCE                     PRODUCTS

                                     INDIVIDUAL                               DENTAL     FINANCIAL
                                        LIFE      WEST COAST  ACQUISITIONS   BENEFITS   INSTITUTIONS
                                     ----------   ----------  ------------   --------   ------------
Premiums and policy fees .........   $  84,161    $  30,978    $  33,045    $  69,763    $ 121,150
Reinsurance ceded ................     (62,308)     (24,177)      (7,240)     (23,107)     (66,531)
                                       --------     --------     --------     --------     --------
   Net of reinsurance ceded ......      21,853        6,801       25,805       46,656       54,619
Net investment income ............      15,630       22,787       29,077        1,876       11,390
Realized investment gains (losses)
Other income .....................        (879)                        9        4,291        7,439
                                       --------     --------     --------     --------     --------
       Total revenues ............      36,604       29,588       54,891       52,823       73,448
                                       --------     --------     --------     --------     --------
Benefits and settlement expenses .      16,355       21,252       32,141       32,960       34,725
Amortization of deferred policy
   acquisition costs .............       8,423        4,205        4,252        1,676       12,598
Amortization of goodwill .........                                                             505
Other operating expenses .........       2,036       (5,357)       5,929       11,980       16,653
                                       --------     --------     --------     --------     --------
       Total benefits and expenses      26,814       20,100       42,322       46,616       64,481
                                       --------     --------     --------     --------     --------
Income before income tax .........       9,790        9,488       12,569        6,207        8,967

                                      RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                       STABLE                   CORPORATE
                                       VALUE      INVESTMENT       AND                      TOTAL
                                      PRODUCTS     PRODUCTS       OTHER    ADJUSTMENTS   CONSOLIDATED
                                      --------    ----------     --------  -----------   ------------
Premiums and policy fees .........                $   7,849    $  30,906                 $ 377,852
Reinsurance ceded ................                               (16,317)                 (199,680)
                                                     -------     --------                 ---------
   Net of reinsurance ceded ......                    7,849       14,589                   178,172
Net investment income ............   $  61,417       35,138       (1,020)                  176,295
Realized investment gains (losses)      (2,183)          37                 $  (3,706)      (5,852)
Other income .....................                      870          877                    12,607
                                       --------     --------     --------      -------    ---------
       Total revenues ............      59,234       43,894       14,446       (3,706)     361,222
                                       --------     --------     --------      -------    ---------
Benefits and settlement expenses .      53,270       28,963       13,451                   233,117
Amortization of deferred policy
   acquisition costs .............         229        6,230          441                    38,054
Amortization of goodwill .........                                                             505
Other operating expenses .........         879        4,349        4,315                    40,784
                                       --------     --------     --------      -------    ---------
       Total benefits and expenses      54,378       39,542       18,207                   312,460
                                       --------     --------     --------      -------    ---------
Income before income tax .........       4,856        4,352       (3,761)                   48,762
Income tax expense ...............                                             17,274       17,274
Cumulative effect of change in
   accounting principle
       Net income ................                                                       $  31,488
                                                                                           ========

                                                      OPERATING SEGMENT INCOME FOR THE
                                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    ------------------------------------------------------------------
                                                                 (IN THOUSANDS)

                                                                             SPECIALTY INSURANCE
                                               LIFE INSURANCE                      PRODUCTS

                                      INDIVIDUAL                             DENTAL      FINANCIAL
                                        LIFE       WEST COAST ACQUISITIONS  BENEFITS    INSTITUTIONS
                                      ----------   ---------- ------------  ---------   ------------
Premiums and policy fees .........   $ 282,106    $  94,888    $ 154,893    $ 267,716    $ 377,891
Reinsurance ceded ................    (202,041)     (60,915)     (29,541)     (35,117)    (202,576)
                                      ---------     --------    ---------    ---------    ---------
   Net of reinsurance ceded ......      80,065       33,973      125,352      232,599      175,315
Net investment income ............      54,703       75,622      131,793        7,163       35,366
Realized investment gains (losses)
Other income .....................         819                       (52)      13,473       22,531
                                      ---------    ---------    ---------    ---------    ---------
       Total revenues ............     135,587      109,595      257,093      253,235      233,212
                                      ---------    ---------    ---------    ---------    ---------
Benefits and settlement expenses .      87,371       72,734      173,086      153,369      108,515
Amortization of deferred policy
   acquisition costs .............       8,217       11,336       14,341        5,410       36,440
Amortization of goodwill .........                                              4,104        2,120
Other operating expenses .........       3,374       (7,351)      21,517       67,561       60,019
                                      ---------    ---------    ---------    ---------    ---------
       Total benefits and expenses      98,962       76,719      208,944      230,444      207,094
                                      ---------    ---------    ---------    ---------    ---------
Income before income tax .........      36,625       32,876       48,149       22,791       26,118

                                        RETIREMENT SAVINGS AND
                                         INVESTMENT PRODUCTS

                                         STABLE                       CORPORATE
                                         VALUE        INVESTMENT         AND                        TOTAL
                                        PRODUCTS       PRODUCTS         OTHER     ADJUSTMENTS    CONSOLIDATED
                                       ----------     -----------     ----------  -----------    ------------
Premiums and policy fees .........                  $    21,420    $    61,317                   $ 1,260,231
Reinsurance ceded ................                                     (24,117)                     (554,307)
   Net of reinsurance ceded ......                       21,420         37,200                       705,924
Net investment income ............   $   196,117        122,047         (8,996)                      613,815
Realized investment gains (losses)         7,928          1,070                   $   (12,014)        (3,016)
Other income .....................                        2,599            713                        40,083
                                        ---------      ---------       --------       --------    -----------
       Total revenues ............       204,045        147,136         28,917        (12,014)     1,356,806
                                        ---------      ---------       --------       --------    -----------
Benefits and settlement expenses .       167,617         99,782         37,572                       900,046
Amortization of deferred policy
   acquisition costs .............         1,111         17,011          1,337                        95,203
Amortization of goodwill .........                                                                     6,224
Other operating expenses .........         2,967         17,809         25,226                       191,122
                                        ---------      ---------       --------       -------     -----------
       Total benefits and expenses       171,695        134,602         64,135                     1,192,595
                                        ---------      ---------       --------       -------     -----------
Income before income tax .........        32,350         12,534        (35,218)                      164,211
Income tax expense ...............                                                     55,931         55,931
Cumulative effect of change in
   accounting principle ..........                                                     (8,341)        (8,341)
                                                                                                    ---------
       Net income ................                                                               $    99,939
                                                                                                    =========

                                                     OPERATING SEGMENT INCOME FOR THE
                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     -----------------------------------------------------------------
                                                              (IN THOUSANDS)

                                                                            SPECIALTY INSURANCE
                                                LIFE INSURANCE                    PRODUCTS

                                      INDIVIDUAL                              DENTAL      FINANCIAL
                                         LIFE     WEST COAST  ACQUISITIONS   BENEFITS    INSTITUTIONS
                                      ----------  ----------  ------------   --------    ------------

Premiums and policy fees ..........   $ 250,557    $  99,939    $ 101,803    $ 198,136    $ 355,686
Reinsurance ceded .................    (178,942)     (78,426)     (22,151)     (60,069)    (197,362)
                                       ---------     --------     --------     --------    ---------
   Net of reinsurance ceded .......      71,615       21,513       79,652      138,067      158,324
Net investment income .............      44,966       66,999       87,992        6,640       33,692
Realized investment gains (losses)
Other income ......................      (2,446)                        9       11,028       22,467
                                       ---------     --------    ---------    ---------    ---------
       Total revenues .............     114,135       88,512      167,653      155,735      214,483
                                       ---------     --------    ---------    ---------    ---------
Benefits and settlement expenses ..      62,365       64,670       96,691      100,633       99,674
Amortization of deferred policy
   acquisition costs ..............      22,957       10,120       13,179        4,715       35,371
Amortization of goodwill ..........                                                           1,372
Other operating expenses ..........        (665)     (12,651)      18,635       35,714       52,681
                                        --------     --------    ---------    ---------    ---------
       Total benefits and expenses       84,657       62,139      128,505      141,062      189,098
                                        --------     --------    ---------    ---------    ---------
Income before income tax ..........      29,478       26,373       39,148       14,673       25,385

                                         RETIREMENT SAVINGS AND
                                          INVESTMENT PRODUCTS

                                         STABLE                       CORPORATE
                                         VALUE         INVESTMENT        AND                        TOTAL
                                        PRODUCTS        PRODUCTS        OTHER      ADJUSTMENTS   CONSOLIDATED
                                        --------       ----------     ---------    -----------   ------------
Premiums and policy fees .........                  $    22,858    $    89,110                   $ 1,118,089
Reinsurance ceded ................                                     (48,394)                     (585,344)
                                                        --------       --------                    ----------
   Net of reinsurance ceded ......                       22,858         40,716                       532,745
Net investment income ............   $   178,850         95,810         (1,988)                      512,961
Realized investment gains (losses)        (2,272)           457                   $    (5,447)        (7,262)
Other income .....................                        2,260          5,392                        38,710
                                        ---------      ---------       --------        -------    -----------
       Total revenues ............       176,578        121,385         44,120         (5,447)     1,077,154
                                        ---------      ---------       --------        -------    -----------
Benefits and settlement expenses .       152,299         78,837         36,460                       691,629
Amortization of deferred policy
   acquisition costs .............           658         18,298          1,720                       107,018
Amortization of goodwill .........                                                                     1,372
Other operating expenses .........         2,907         13,011         24,684                       134,316
                                        ---------      ---------       --------                     ---------
       Total benefits and expenses       155,864        110,146         62,864                       934,335
                                        ---------      ---------       --------                     ---------
Income before income tax .........        20,714         11,239        (18,744)                      142,819
Income tax expense ...............                                                     50,504         50,504
                                                                                                    ---------
       Net income ................                                                               $    92,315
                                                                                                    =========

                                                        OPERATING SEGMENT ASSETS
                                                           SEPTEMBER 30, 2001
                                    --------------------------------------------------------------
                                                             (IN THOUSANDS)

                                                                            SPECIALTY INSURANCE
                                                LIFE INSURANCE                    PRODUCTS

                                     INDIVIDUAL                               DENTAL   FINANCIAL
                                       LIFE      WEST COAST  ACQUISITIONS    BENEFITS INSTITUTIONS
                                     ----------  ----------  ------------   --------- ------------

Investments and other assets ....   $1,516,896   $1,734,832   $2,429,131   $  192,332   $1,077,983
Deferred policy acquisition costs
   and goodwill .................      497,935      315,094      292,569      212,247      165,541
                                     ---------    ---------    ---------     ---------   ---------
       Total assets .............   $2,014,831   $2,049,926   $2,721,700   $  404,579   $1,243,524
                                     =========    =========   ==========     ========    =========

                                     RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                       STABLE                   CORPORATE
                                        VALUE     INVESTMENT       AND           TOTAL
                                      PRODUCTS     PRODUCTS       OTHER       CONSOLIDATED
                                    ------------  -----------   -----------   ------------
Investments and other assets ....   $ 3,995,087   $ 3,985,603   $ 1,863,111    $16,794,975
Deferred policy acquisition costs
   and goodwill .................         6,899       144,246       (24,118)     1,610,413
                                      ---------     ---------     ---------     ----------
       Total assets .............   $ 4,001,986   $ 4,129,849   $ 1,838,993    $18,405,388
                                      =========     =========     =========     ==========

                                                      OPERATING SEGMENT ASSETS
                                                          DECEMBER 31, 2000
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
                                     =========    =========    =========      =======    =========

                                      RETIREMENT SAVINGS AND
                                       INVESTMENT PRODUCTS

                                       STABLE                      CORPORATE
                                       VALUE       INVESTMENT         AND        TOTAL
                                      PRODUCTS      PRODUCTS         OTHER    CONSOLIDATED
                                     ----------    ----------      ---------  ------------
Investments and other assets ....   $ 3,340,099   $ 3,844,168   $   428,951   $13,595,337
Deferred policy acquisition costs
   and goodwill .................         2,144       127,334        81,711     1,431,211
                                     ----------     ---------       -------    ----------
       Total assets .............   $ 3,342,243   $ 3,971,502   $   510,662   $15,026,548
                                     ==========     =========       =======    ==========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At September 30, 2001, and for the nine months then ended, Protective Life and its life insurance subsidiaries had combined share-owner’s equity and a net loss prepared in conformity with statutory reporting practices of $629.2 million and $63.5 million, respectively. The net loss was primarily due to the payment of a reinsurance-ceding commission to coinsure a block of individual life policies from Standard Insurance Company.

        The National Association of Insurance Commissioners (“NAIC”) has adopted the Codification of Statutory Accounting Principles (“Codification”). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on Protective Life’s statutory capital.

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

        Protective Life’s balance sheets at September 30, 2001 and December 31, 2000, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                    September 30  December 31
                                    ------------  -----------
                                          (In Thousands)

Total investments ...............   $12,483,615   $10,258,809
Deferred policy acquisition costs     1,409,259     1,192,696
All other assets ................     4,337,685     3,654,604
                                     ----------    ----------
                                    $18,230,559   $15,106,109
                                     ==========    ==========

Deferred income taxes ...........   $   109,536   $   100,256
All other liabilities ...........    16,319,635    13,424,068
                                     ----------    ----------
                                     16,429,171    13,524,324
Share-owner's equity ............     1,801,388     1,581,785
                                     ----------    ----------
                                    $18,230,559   $15,106,109
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

        In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective Life does not expect the adoption of SFAS No. 143 to have a material effect on Protective Life’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and expands the use of discontinued operations accounting to include more types of transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Protective Life does not expect the adoption of SFAS No. 144 to have a material effect on Protective Life’s financial position or results of operations.

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

Fair-Value Hedges

        Protective Life has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective Life excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the nine months ended September 30, 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $1.2 million. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

Cash-Flow Hedges

        Protective Life has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the nine months ended September 30, 2001, Protective Life recognized total pre-tax gains of $5.7 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, Protective Life recognized a $0.9 million pre-tax loss for the first nine months of fiscal 2001 while recognizing a $6.1 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net gain primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net gain is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for a interest rate swap that converts the remaining host bond to a variable rate instrument. For the nine months ended September 30, 2001, Protective Life recognized a $12.0 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $17.2 million pre-tax loss to separately record the embedded equity options at fair value.

NOTE H - COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     SEPTEMBER 30           SEPTEMBER 30
                                                  -------------------    ------------------
                                                     2001       2000       2001       2000
                                                     ----       ----       ----       ----
Net income ....................................   $ 38,545   $ 31,488   $ 99,939   $ 92,315
Increase in net unrealized gains
   on investments (net of income tax:
   three months: 2001 - $58,125; 2000 - $39,584
   nine months: 2001 - $83,247; 2000 - $32,645)    107,946     73,513    154,601     60,626
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2001 - $3,815; 2000 -$2,426
   nine months: 2001 - $3,477; 2000 - $2,745) .      7,085      4,506      6,457      5,097
Transition adjustment on derivative financial
   instruments (net of income tax:
   nine months: 2001 - $2,127) ................                            3,951
                                                   -------    -------    -------    -------
Comprehensive income ..........................   $153,576   $109,507   $264,948   $158,038
                                                   =======    =======    =======    =======

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the periods presented below:

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                     ----------------------
                                                        2001        2000
                                                        ----        ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period:
     Interest on debt ...........................   $     921    $   2,447
     Income taxes ...............................         431       12,383
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of principal on note from ESOP .....         342          307
   Acquisitions and bulk reinsurance assumptions
     Assets acquired, net of cash ...............     658,200      496,221
     Liabilities assumed ........................    (795,954)    (345,318)
     Equity from subsidiary transfer ............      (7,772)
                                                     ---------    ---------
     Net ........................................   $(145,526)   $ 150,903
                                                     =========    =========

NOTE J - ACQUISITION

        On October 1, 2001, PLC announced that Protective Life had completed the acquisition of the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

NOTE K - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

NOTE L - PENDING SALE OF DENTAL BENEFITS DIVISION

        On July 10, 2001, PLC announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. Substantially all of the Dental Benefits Division is owned by Protective Life. Protective Life anticipates that the transaction will close in December 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. Protective Life will realize a pretax gain on the sale, but will incur income tax expense and exit costs that currently are estimated to result in a loss after income tax of approximately $23.9 million. Protective Life will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a loss in the second quarter of 2001 of approximately $16.0 million due to reserve strengthening.

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

        The following discussion and analysis primarily relates to the nine months ended September 30, 2001, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2001, as it compares to the same quarter last year. Where needed for a more complete understanding of Protective Life’s operating results, information related to the quarters ended September 30, 2001 and 2000 has been provided. It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of Protective Life’s performance.

Revenues

        The following table sets forth revenues by source for the period shown, and the percentage change from the prior period:

                                            THREE MONTHS                   NINE MONTHS
                                               ENDED                          ENDED
                                            SEPTEMBER 30                   SEPTEMBER 30
                                     ---------------------------   ---------------------------
                                                          (IN THOUSANDS)
                                          2001           2000           2001          2000
                                          ----           ----           ----          ----
Premiums and policy fees .........   $   228,203    $   178,172    $   705,924    $   532,745
Net investment income ............       211,918        176,295        613,815        512,961
Realized investment gains (losses)
  Derivative financial instruments         6,415          1,080          6,918            580
  All other investments ..........       (10,900)        (6,932)        (9,934)        (7,842)
Other income .....................        13,484         12,607         40,083         38,710
                                         -------        -------      ---------      ---------
                                     $   449,120    $   361,222    $ 1,356,806    $ 1,077,154
                                         =======        =======      =========      =========

        Premiums and policy fees, net of reinsurance ceded, increased $173.2 million or 32.5% in the first nine months of 2001 over the nine months of 2000. Premiums and policy fees in the Individual Life Division increased $8.5 million in the first nine months of 2001 as compared to the same period in 2000. Premiums and policy fees in the West Coast Division increased $12.5 million in the first nine months of 2001 as compared to the same period in 2000. Premiums and policy fees in the Acquisitions Division are expected to decline with time unless new acquisitions are made. In the first quarter of 2001 Protective Life coinsured a block of individual life policies from Standard Insurance Company. This coinsurance arrangement resulted in a $52.2 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks decreased $6.5 million in the first nine months of 2001 as compared to the same period last year. In October 2000, PLC transferred ownership of twenty companies (that provide prepaid dental products) to Protective Life. In May 2001, PLC transferred ownership of five additional companies (that provide prepaid dental products) to Protective Life. The operations of these companies are included in Protective Life’s Dental Benefits Division and resulted in a $88.9 million increase in premium and policy fees in the Division in the first nine months of 2001. Premiums and policy fees related to the Dental Benefits Division’s other businesses increased $5.6 million in the first nine months of 2001 as compared to the same period in 2000. Premiums and policy fees from the Financial Institutions Division increased $17.0 million in the first nine months of 2001 as compared to the first nine months of 2000. Premiums and policy fees from the Investment Products Division decreased $1.4 million in the first nine months of 2001 as compared to the same period last year. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $3.5 million in the first nine months of 2001 as compared to the same period in 2000.

        Net investment income in the first nine months of 2001 increased by $100.9 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The January 2001 acquisition of a block of individual life policies resulted in an increase in investment income of $41.9 million.

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

        Realized investment gains related to derivative financial instruments were $6.9 million for the first nine months of 2001 compared to gains of $0.6 million in the same period of 2000. Realized investment losses related to all other investments were $9.9 million for the first nine months of 2001 compared to a loss of $7.8 million for the corresponding period of 2000. During the third quarter of 2001, Protective Life recorded other than temporary impairments in its investments of $12.6 million.

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In the first nine months of 2001 as compared to the same period of 2000, revenues from Protective Life’s direct response business and service contract business increased $1.7 million and decreased $2.0 million, respectively. Income from other sources increased $1.7 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30             SEPTEMBER 30
                                                         ------------------       ------------------
                                                         2001         2000         2001         2000
                                                         ----         ----         ----         ----
Operating Income (Loss)(1)
Life Insurance
     Individual Life ..............................   $  14,929    $   9,790    $  36,625    $  29,478
     West Coast ...................................      11,558        9,488       32,876       26,373
     Acquisitions .................................      15,946       12,569       48,149       39,148
Specialty Insurance Products
     Dental Benefits ..............................       6,737        6,207       22,791       14,673
     Financial Institutions .......................       8,465        8,967       26,118       25,385
Retirement Savings and Investment Products
     Stable Value Products ........................       7,767        7,039       24,422       22,986
     Investment Products ..........................       5,162        4,352       12,534       11,239
Corporate and Other ...............................      (7,927)      (3,761)     (35,218)     (18,744)
                                                        --------     --------    ---------    ---------
           Total operating income .................      62,637       54,651      168,297      150,538
                                                        ========     ========    =========    =========
Realized Investment Gains (Losses)
     Stable Value Products ........................       5,233       (2,183)       7,928       (2,272)
     Investment Products ..........................       1,046           37        1,070          457
     Unallocated Realized Investment Gains (Losses)     (10,764)      (3,706)     (12,014)      (5,447)
Related Amortization of Deferred Policy
  Acquisition Costs
     Investment Products ..........................      (1,046)         (37)      (1,070)        (457)
                                                         -------      -------      -------      -------
           Total net ..............................      (5,531)      (5,889)      (4,086)      (7,719)
                                                         -------      -------      -------      -------
Income (Loss) Before Income Tax
Life Insurance
     Individual Life ..............................      14,929        9,790       36,625       29,478
     West Coast ...................................      11,558        9,488       32,876       26,373
     Acquisitions .................................      15,946       12,569       48,149       39,148
Specialty Insurance Products
     Dental Benefits ..............................       6,737        6,207       22,791       14,673
     Financial Institutions .......................       8,465        8,967       26,118       25,385
Retirement Savings and Investment Products
     Stable Value Products ........................      13,000        4,856       32,350       20,714
     Investment Products ..........................       5,162        4,352       12,534       11,239
Corporate and Other ...............................      (7,927)      (3,761)     (35,218)     (18,744)
Unallocated Realized Investment Gains (Losses) ....     (10,764)      (3,706)     (12,014)      (5,447)
                                                        --------     --------    ---------    ---------
           Total income before income tax .........   $  57,106    $  48,762    $ 164,211    $ 142,819
                                                        ========     ========    =========    =========
(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Individual Life Division’s pretax operating income was $36.6 million in the first nine months of 2001 compared to $29.5 million in the same period of 2000. The Division’s mortality experience was $1.8 million less favorable than expected in the first nine months 2001 (including life insurance claims related to the attacks on September 11 which after reinsurance netted to $0.5 million) as compared to $2.5 million better than expected in the first nine months of 2000. The higher claims were offset by earnings growth. Also, the Division received $3.1 million of additional investment income in the first nine months of 2001 from an internal duration/interest rate swap with Protective Life’s Stable Value Products Division.

        West Coast had pretax operating income of $32.9 million for the first nine months of 2001 compared to $26.4 million for the same period last year. The increase reflects the Division’s growth through sales.

        Pretax operating income from the Acquisitions Division was $48.1 million in the first nine months of 2001 as compared to $39.1 million in the same period of 2000. The coinsurance of a block of life insurance policies from Standard Life Insurance Company resulted in $9.4 million of the increase in earnings in the first nine months of 2001 as compared to the same period last year. Additionally, the Division received $2.0 million additional investment income in the first nine months of 2001 from an internal rate swap with the Company’s Stable Value Products Division. These increases were partially offset by a change in mortality experience. The Division’s mortality experience was $1.6 million less favorable than expected in the first nine months of 2001 as compared to $2.9 million better than expected in the first nine months of 2000. Earnings from the Acquisitions Division are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        The Dental Benefits Division’s pretax operating income was $22.8 million in the first nine months of 2001 compared to $14.7 million in the first nine months of 2000. The aforementioned transfer of companies from PLC resulted in a $5.5 million increase in pretax operating income. Earlier this year, Protective Life announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. The companies anticipate that the transaction will be completed in December, subject to regulatory approval and customary closing conditions.

        Pretax operating income of the Financial Institutions Division was $26.1 million in the first nine months of 2001 as compared to $25.4 million in the same period of 2000. Service contract claims were seasonally higher in the 2001 third quarter consistent with last year. Incurred credit insurance claims were also higher in the current quarter, but were offset by a release of reserves. The Division’s future results may be negatively affected by the slowing economy. Lower consumer lending and fewer automobile purchases could negatively affect the Division’s sales. Also, the level of claims typically increases in a slowing economy.

        The Stable Value Products Division had pretax operating income of $24.4 million in the first nine months of 2001 as compared to $23.0 million in the corresponding period of 2000. This increase is due primarily to higher account balances. Operating spreads in the first nine months of 2001 were lower than last year. Internal duration/interest rate swaps between the Division and the Individual Life and Acquisitions Divisions shifted investment income to those Divisions as short-term interest rates have fallen and the yield curve has steepened. Realized investments gains associated with this Division in the first nine months of 2001 were $7.9 million as compared to losses of $2.3 million in the same period last year. As a result, total pretax earnings were $32.4 and $20.7 million in the first nine months of 2001 and 2000, respectively.

        The Investment Products Division’s pretax operating income was $12.5 million in the first nine months of 2001 compared to $11.2 million in the same period of 2000. The 2001 operating results include a $2.0 million tax benefit related to the Division’s variable annuities which was partially offset by a $0.9 million increase in reserves related to minimum death benefit guarantees. An additional $1.0 million of tax benefit is expected in the 2001 fourth quarter. The Division’s future results may also be negatively affected by the slowing economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the Division assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. The Division had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in the first nine months of 2001 or 2000.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital, and other operating expenses not identified with the preceding operating divisions (including management fees paid to PLC and interest on substantially all debt), several lines of business which Protective Life is not actively marketing (mostly health insurance), and the operations of a small noninsurance subsidiary. Pretax operating losses of this segment were $35.2 million in the first nine months of 2001 as compared to pretax operating loss of $18.7 million in the first nine months of 2000. The first nine months of 2001 included a loss of $16.0 million related to reserve strengthening in the health insurance lines that will be discontinued when the sale of the Dental Benefits Division is completed. (See section entitled “Other Matters” included herein). Excluding the other health insurance lines’ reserve strengthening in the second quarter of 2001, the Corporate and Other business segment had a pretax operating loss of $19.2 million in the first nine months of 2001, compared to a loss of $18.7 million in the same period of 2000.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                SEPTEMBER 30           SEPTEMBER 30
                             -------------------    ------------------
                               2001    2000            2001     2000
                               ----    ----            ----     ----
Estimated Effective Income
   Tax Rates .............     32.5%   35.4%           34.1%   35.4%

        The effective income tax rate for the full year of 2000 was 35.4%. Management’s estimate of the effective income tax rate for 2001 is approximately 34.1%.

Net Income

        The following table sets forth net income for the periods shown, and the percentage change from the prior period:

                       THREE MONTHS ENDED  NINE MONTHS ENDED
   NET INCOME             SEPTEMBER 30       SEPTEMBER 30
   ----------          ------------------  -----------------
                         2001      2000      2001     2000
                         ----      ----      ----     ----
Total (in thousands)   $38,545   $31,488   $99,939   $92,315

        Compared to the same period in 2000, net income in the first nine months of 2001 increased $7.6 million, reflecting improved operating earnings in all Divisions which were offset by lower realized investment losses (net of related amortization of deferred policy acquisition costs), lower operating results in the Corporate and Other segment and a charge to earnings resulting from the cumulative effect of a change in accounting principle.

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

        In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective Life does not expect the adoption of SFAS No. 143 to have a material effect on Protective Life’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and expands the use of discontinued operations accounting to include more types of transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Protective Life does not expect the adoption of SFAS No. 144 to have a material effect on Protective Life’s financial position or results of operations.

Other Developments

        On July 10, 2001, PLC announced that it had entered into an agreement to sell substantially all of its Dental Benefits Division to Fortis, Inc. for approximately $300 million. Substantially all of the Dental Benefits Division is owned by Protective Life. Protective Life anticipates that the transaction will close in December 2001, and will be accounted for as discontinued operations. The transaction is subject to regulatory approval and certain customary closing conditions. Protective Life will realize a pretax gain on the sale, but will incur income tax expense and exit costs that will result in a loss after income tax of approximately $23.9 million. Protective Life will also discontinue other health insurance lines that are operated by the Dental Benefits Division, but are currently reported in the Corporate and Other segment. These other health insurance lines reported a loss in the second quarter of 2001 of approximately $16.0 million due to reserve strengthening.

        On October 1, 2001, PLC announced that Protective Life had completed the acquisition of the stock of Inter-State Assurance Company and First Variable Life Insurance Company from Ilona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The companies’ business primarily consists of universal life insurance products and fixed and variable annuities, representing approximately 170,000 policies, $160 million of annual premiums, and $1.6 billion of reserves.

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)          Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Insurance Company

Date:	November 14, 2001	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)