Form 10-K
period 2001-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2002-04-01
CIK 310826

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

For the fiscal year ended December 31, 2002	Commission File Number
33-31940
33-39345
33-57052
333-02249

_____________

Protective Life Insurance Company

(Exact name of Registrant as specified in its charter)

Tennessee	63-0169720
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identificiation No.)

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
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

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 9, 2002: 5,000,000.

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

PART I

Item 1. Business

        Protective Life Insurance Company (Protective), a stock life insurance company, was founded in 1907. Protective Life is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires “Protective” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

        Protective offers a competitive selection of individual life insurance products, credit life and disability insurance products, guaranteed investment contracts, guaranteed funding agreements, and fixed and variable annuities. Protective distributes these products through many channels, primarily independent agents, insurance brokers, stockbrokers, financial institutions, company sales representatives, and automobile dealerships. Protective also seeks to acquire insurance policies from other insurers.

        Protective operates several business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products. Protective’s operating segments are Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Credit Products. Protective also has an additional business segment which is described herein as Corporate and Other.

        The following table shows the percentages of pretax operating income from continuing operations represented by each of the strategic focuses and the Corporate and Other segment.

                                                                              RETIREMENT
                                                      SPECIALTY         SAVINGS AND INVESTMENT        CORPORATE
 YEAR ENDED DECEMBER 31           LIFE                INSURANCE                PRODUCTS                  AND
                               INSURANCE               PRODUCTS                                         OTHER
--------------------------------------------------------------------------------------------------------------------

          1997                     63.5%                  9.5%                   26.5%                     0.5%
          1998                     61.2                  10.4                    24.3                      4.1
          1999                     66.5                  12.3                    22.3                     (1.1)
          2000                     68.2                  18.4                    23.6                    (10.2)
          2001                     72.3                  16.0                    21.7                    (10.0)

        Additional information concerning Protective’s business segments may be found in “Management’s Narrative Analysis of the Results of Operations” and Note K to Consolidated Financial Statements included herein.

Item 2. Properties

        Protective’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976 and a second contiguous 220,000 square-foot building which was completed in 1985. In addition, parking is provided for approximately 1,200 vehicles. During 2000, Protective began construction of a third contiguous building which will have approximately 315,000 square feet and parking for approximately 1,560 vehicles. The third building is expected to be completed during 2002. Protective has financed the construction under an operating lease arrangement.

        Protective leases administrative and marketing office space in approximately 25 cities, including approximately 88,151 square feet in Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.5 million.

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

        At December 31, 2001, $1,053.6 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $972 million, would be subject to federal income tax at rates then effective.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2002 is estimated to be $99.0 million. Protective paid no dividends to PLC in 2001 or 2000.

        PL&A paid $1.0 million of preferred dividends in 2001. PL&A did not pay any preferred dividends in 2000. Protective and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6. Selected Financial Data

        Not required in accordance with General Instruction I(2)(a).

Item 7. Management's Narrative Analysis of the Results of Operations

        In accordance with General Instruction I(2)(a), Protective includes the following analysis with the reduced disclosure format.

Critical Accounting Policies

        In the conduct of business, Protective makes certain assumptions regarding the mortality, persistency, expenses and interest rates, (or other factors appropriate to the type of business) it expects to experience in future periods. Similar assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other items. Protective’s actual experience, as well as changes in estimates, are components of Protective’s statements of income.

Revenues

        The following table sets forth revenues by source for the periods shown:

                                                              YEAR ENDED                    PERCENTAGE
                                                              DECEMBER 31              INCREASE (DECREASE)
                                                     -----------------------------    --------------------
                                                         2001           2000
                                                         ----           ----
                                                            (in thousands)
 Premiums and policy fees......................       $  618,668    $   489,835              26.3%
 Net investment income.........................          839,103        692,081              21.2%
 Realized investment gains (losses) ...........           (7,841)       (14,599)             46.3%
 Other income..................................           38,578         35,194               9.6%
                                                       ---------      ---------
                                                      $1,488,508     $1,202,511
                                                       =========      =========

        In 2001, premiums and policy fees, net of reinsurance (premiums and policy fees) increased $128.8 million or 26.3% over 2000. The Life Marketing segment’s premiums and policy fees increased $21.2 million due to increased sales. Premiums and policy fees in the Acquisition segment, are expected to decline with time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In January 2001, Protective coinsured a block of individual life policies from Standard Insurance Company resulting in an increase of $68.9 million in premiums and policy fees. In October 2001, Protective purchased two companies from a subsidiary of Irish Life & Permanent plc: Inter-State Assurance Company and First Variable Life Insurance Company. These transactions increased premiums and policy fees by $17.9 million over 2000. Premiums and policy fees from older acquired blocks declined $7.2 million in 2001 as compared to 2000. Premiums and policy fees related to the Credit Products segment increased $29.6 million. The decrease in premiums and policy fees from the Annuities segment was $2.0 million. Premium and policy fees relating to various health insurance lines in the Corporate and Other segment increased $0.6 million.

        Net investment income for 2001 was $147.0 million or 21.2% higher than for the preceding year primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions, receiving stable value and annuity deposits, and the asset growth that results from the sale of various insurance products. The January 2001 coinsurance agreement and the October 2001 acquisitions resulted in an increase in investment income of $66.4 million. The percentage earned on average cash and investments was 7.0% in 2001 and 7.1% in 2000.

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

        Other income consists primarily of revenues from Protective’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In 2001, revenues from Protective’s direct response business and service contract business increased $2.0 million and $0.5 million, respectively. Income from other sources increased $0.9 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                                       YEAR ENDED DECEMBER 31
                                                           (IN THOUSANDS)
                                                        2001            2000
                                                        ----            ----
Operating Income (Loss)(1)
Life Insurance
      Life Marketing                                $  92,016       $  75,806
      Acquisitions                                     69,251          53,624
Retirement Savings and
  Investment Products
      Stable Value Contracts                           33,150          31,208
      Annuities                                        15,093          13,584
Specialty Insurance Products
      Credit Products                                  35,731          34,826
Corporate and Other                                   (22,446)        (19,417)
---------------------------------------------------------------------------------
Total operating income                                222,795         189,631
---------------------------------------------------------------------------------
Realized Investment Gains (Losses)
      Stable Value Contracts                            7,218          (6,556)
      Annuities                                         1,139             410
      Unallocated                                     (16,198)         (8,453)
Related Amortization of Deferred
  Policy Acquisition Costs
      Annuities                                          (996)           (410)
---------------------------------------------------------------------------------
Total realized investment gains
(losses), net                                          (8,837)        (15,009)
--------------------------------------------------------------------------------
Income (Loss) Before Income Tax
Life Insurance
      Life Marketing                                   92,016          75,806
      Acquisitions                                     69,251          53,624
Retirement Savings and
  Investment Products
      Stable Value Contracts                           40,368          24,652
      Annuities                                        15,236          13,584
Specialty Insurance Products
      Credit Products                                  35,731          34,826
Corporate and Other                                   (22,446)        (19,417)
Unallocated Realized
  Investment Gains (Losses)                           (16,198)         (8,453)
---------------------------------------------------------------------------------
Total income from continuing operations
  before income tax                                  $213,958        $174,622
---------------------------------------------------------------------------------

        (1)  Income  from  continuing  operations  before  income tax  excluding  realized  investment  gains and  losses  and  related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s 2001 pretax income was $92.0 million, $16.2 million above 2000. The segment has grown through sales. The segment’s results include expenses to develop new distribution channels.

        In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. Policies acquired through the segment are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        The Acquisitions segment’s 2001 pretax operating income was $69.3 million, $15.6 million above 2000. The 2001 coinsurance of a block of life insurance policies and the October 2001 acquisition of two small life insurance companies resulted in a $15.9 million increase in earnings. Earnings on older acquired blocks declined $0.3 million.

        The Stable Value Contracts segment’s 2001 pretax operating income increased $2.0 million to $33.2 million. The increase was due to higher account balances which was partially offset by lower interest rate spreads. Operating spreads in 2001 were compressed due to lower investment income. Realized investment gains associated with this segment in 2001 were $7.2 million as compared to realized investment losses of $6.5 million in 2000. As a result, total pretax income was $40.4 million in 2001 and $24.7 million in 2000.

        The Annuities segment’s 2001 pretax operating income was $15.1 million, an increase of $1.5 million. The increase reflects the segment’s growth through sales. The 2001 results include a tax benefit of approximately $3.0 million related to the segment’s variable annuities which was partially offset by an increase in reserves related to minimum death benefit guarantees. The segment’s future results may also be negatively affected by the slowing economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. The segment had no realized investment gains or losses (net of related amortization of deferred policy acquisition costs) in 2000 and $0.1 million of gains in 2001. As a result, total pretax income was $15.2 million in 2001 and $13.6 million in 2000.

        The Credit Products segment’s 2001 pretax income increased $1.0 million to $35.7 million. Incurred credit insurance claims were higher, but were offset by a change in estimate with respect to reserves. The segment’s 2001 results include income of approximately $2.0 million from the sale of a small insurance subsidiary’s charter. The segment’s future results may be negatively affected by the slowing economy. Lower consumer lending and fewer automobile purchases could negatively affect the segment’s sales. Also, the level of claims typically increases in a slowing economy.

        The Corporate and Other segment consists of net investment income on unallocated capital, several lines of business which Protective is not actively marketing (mostly health insurance), and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). Pretax operating losses for this segment were $22.4 million in 2001 as compared to pretax operating losses of $19.4 million in 2000.

Income Tax Expense

        The following table sets forth the effective income tax rates for the periods shown:

  YEAR ENDED                          EFFECTIVE INCOME
  DECEMBER 31                            TAX RATES
  ---------------------------------- -------------------

  2001...........................            32.9%
  2000...........................            39.0%
  1999...........................            39.2%

        Management’s current estimate of the effective income tax rate for 2002 is between 33% and 34%.

Discontinued Operations

        On December 31, 2001, Protective completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division) and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. In 2000, income from discontinued operations, net of income tax, was $10.9 million. In 2001, the loss from discontinued operations was $10.7 million (primarily due to the non-performance of reinsurers) and the loss from sale of discontinued operations was $17.8 million, both net of income tax.

Change In Accounting Principle

        On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of approximately $8.3 million. The adoption of SFAS No. 133 also resulted in a cumulative after-tax increase to other comprehensive income of approximately $4.0 million.

Net Income

        The following table sets forth net income from continuing operations before the cumulative effect of change in accounting principle for the periods shown:

                                                     NET INCOME
                                       ---------------------------------------
YEAR ENDED                                                    PERCENTAGE
DECEMBER 31                                 AMOUNT        INCREASE (DECREASE)
------------------------------------------------------------------------------
                                        (IN THOUSANDS)

2001..............................          $143,501             34.7%
2000..............................           106,551             (6.1)
1999..............................           113,434              9.5

        Compared to 2000, net income from continuing operations before cumulative effect of change in accounting principle in 2001 increased 34.7%, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Credit Products segments and lower realized investment losses, which were offset by lower operating earnings in the Corporate and Other segment.

Recently Issued Accounting Standards

        For additional information regarding recently issued accounting standards see Note A to the consolidated financial statements included herein.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Investments

        Protective’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2001, Protective’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $9,812.1 million, which is 1.0% above amortized cost of $9,719.1 million. Protective had $2,512.8 million in mortgage loans at December 31, 2001. While Protective’s mortgage loans do not have quoted market values, at December 31, 2001, Protective estimates the market value of its mortgage loans to be $2,671.1 million (using discounted cash flows from the next call date), which is 6.3% above amortized cost. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The approximate percentage distribution of Protective’s fixed maturity investments by quality rating at December 31 is as follows:

RATING                                  2001             2000
------                                  ----             ----

  AAA..............................     38.4%            37.3%
  AA...............................      6.3              7.0
  A................................     24.3             25.2
  BBB                                   26.7             27.4
  BB or less.......................      4.2              3.0
  Redeemable preferred stocks......      0.1              0.1
                                       -----            -----
                                       100.0%           100.0%
                                       =====            =====

        At December 31, 2000, Protective’s fixed maturity investments had a market value of $7,390.1 million, which was 1.0% below amortized cost of $7,463.7 million. Protective estimated the market value of its mortgage loans to be $2,385.2 million at December 31, 2000, which was 5.2% above amortized cost of $2,268.2 million.

        The following table sets forth the estimated market values of Protective’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

Estimated Market Values Resulting From An
Immediate 1 Percentage Point Increase
In Interest Rates

                                                   AMOUNT                         PERCENT
AT DECEMBER 31, 2000                            (IN MILLIONS)                      CHANGE
-----------------------------------------------------------------------------------------------
Fixed maturities                                  $7,131.4                          (3.5)%
Mortgage loans                                     2,277.9                          (4.5)
===============================================================================================

At December 31, 2001
-----------------------------------------------------------------------------------------------
Fixed maturities                                  $9,370.6                          (4.5)%
Mortgage loans                                     2,550.9                          (4.5)
===============================================================================================

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

        For several years, Protective has offered a type of commercial mortgage loan under which Protective will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2001, approximately $548.4 million of Protective’s mortgage loans have this participation feature.

        Policy loans at December 31, 2001, were $521.8 million, an increase of $291.3 million from December 31, 2000. The January 2001 coinsurance arrangement and the October 2001 acquisitions resulted in an increase in policy loans of $238.6 million. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, Protective will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may be less than prevailing interest rates.

        At December 31, 2001, Protective had outstanding commitments of $406.3 million with an estimated fair value of $429.3 million (using discounted cash flows from the first call date). At December 31, 2000, Protective had outstanding mortgage loan commitments of $308.4 million, with an estimated fair value of $319.0 million. The following table sets forth the estimated fair value of Protective’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

Estimated Fair Values Resulting From An
Immediate 1 Percentage Point Increase
In Interest Rates

                                  AMOUNT                    PERCENT
AT DECEMBER 31                 (IN MILLIONS)                CHANGE
-----------------------------------------------------------------------------
2000                              $305.0                     (4.4)%
2001                               410.8                     (4.3)
=============================================================================

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

        At December 31, 2001, Protective had policy liabilities and accruals of $7,876.3 million. Protective’s life insurance products have a weighted average minimum credited interest rate of approximately 4.5%.

        At December 31, 2001, Protective had $3,716.5 million of stable value account balances with an estimated fair value of $3,822.0 million (using discounted cash flows), and $3,248.2 million of annuity account balances with an estimated fair value of $3,166.1 million (using surrender values).

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

Estimated Fair Values Resulting From An
Immediate 1 Percentage Point Decrease
In Interest Rates

                                                   AMOUNT            PERCENT
AT DECEMBER 31, 2000                            (IN MILLIONS)         CHANGE
--------------------------------------------------------------------------------
Stable value account balances                     $3,299.8              1.5%
Annuity account balances                           1,975.1              4.3
================================================================================

At December 31, 2001
--------------------------------------------------------------------------------
Stable value account balances                    $3,887.0               1.7%
Annuity account balances                          3,308.6               4.5
================================================================================

        Estimated fair values were derived from the durations of Protective’s stable value and annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of Protective’s stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        Approximately 20% of Protective’s liabilities relate to products (primary whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

Derivative Financial Instruments

        Protective utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

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

        Protective uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to convert certain investments and liabilities from a variable rate of interest to a fixed rate of interest, and from a fixed rate to a variable rate of interest. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective uses foreign currency swaps in connection with certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose Protective to credit and market risk. Protective minimizes its credit risk by entering into transactions with highly rated counterparties. Protective manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. Protective monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Protective’s overall interest rate and currency exchange risk management strategies.

        At December 31, 2001, contracts with a notional amount of $4,485.1 were in a $1.6 million net loss position. At December 31, 2000, contracts with a notional amount of $2,424.3 million were in a $13.0 million net loss position.

The following table sets forth the notional amount and fair value of Protective’s derivative financial instruments at December 31, and the estimated gains and losses resulting from a hypothetical immediate plus and minus 1 percentage point change in interest rates from levels prevailing at December 31.

Derivative Financial Instruments

                                                                                  GAIN(LOSS)
                                                                                RESULTING FROM AN
                                                                           IMMEDIATE +/-1 PERCENTAGE
                                                  FAIR VALUE                    POINT CHANGE
                             NOTIONAL                 AT                      IN INTEREST RATES
                              AMOUNT              DECEMBER 31             +1%                   -1%
(in millions)
---------------------------------------------------------------------------------------------------------
2000
Options
     Puts                  $     50.0             $   0.0              $   0.2                 $  0.0
Futures                         100.8                (2.8)                 4.0                   (9.0)
Fixed to floating
     Swaps                      689.3                (5.5)               (27.2)                  16.8
     Swaptions                  275.0                 0.5                  0.0                    7.4
     Caps                       200.0                 0.0                  0.3                    0.0
     Floors                     100.0                (0.3)                 0.0                   (0.8)
Floating to fixed
     Swaps                      160.0                (2.5)                 4.5                   (9.4)
     Caps                       300.0                 0.0                  0.5                    0.0
     Floors                     300.0                (1.1)                 0.0                   (3.1)
---------------------------------------------------------------------------------------------------------
                             $2,175.1              $(11.7)              $(17.7)                $  1.9
=========================================================================================================
2001
Options
     Puts                   $   775.0             $   0.1              $   1.3                 $  0.0
     Calls                    1,400.0                 0.3                  0.0                    5.4
     Futures                    100.0                 1.1                  7.0                   (6.4)
Fixed to floating
     Swaps                      799.3                20.8                 (2.0)                  33.5
     Caps                       175.0                 0.0                  0.0                    0.0
Floating to fixed
     Swaps                      360.0               (12.7)                (5.5)                 (19.5)
     Caps                       300.0                 0.0                  0.0                    0.0
     Floors                     300.0                (2.0)                (2.7)                  (1.1)
---------------------------------------------------------------------------------------------------------
                             $4,209.3             $   7.6                $(1.9)                 $11.9
=========================================================================================================

        Protective is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2001, stable value contracts of $275.8 million had a foreign exchange gain of approximately $7.2 million and the related foreign currency swaps had a net loss of approximately $9.3 million. At December 31, 2000, stable value contracts of $249.2 million had a foreign exchange loss of approximately $4.0 million. At December 31, 2000, the related foreign currency swaps had a net unrealized loss of approximately $1.3 million.

        The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated gains and losses resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

                                                                    GAIN (LOSS)
                                                                  RESULTING FROM
                                                                AN IMMEDIATE +/-10%
                                                                 CHANGE IN FOREIGN
                                                                 CURRENCY EXCHANGE
                                                                       RATES
                                                         ---------------------------------
                                          FAIR VALUE
                           NOTIONAL           AT               +10%             -10%
(IN MILLIONS)               AMOUNT        DECEMBER 31
------------------------------------------------------------------------------------------
2000
Stable Value
  Contracts                 $249.2           $(4.0)            $(29.3)         $21.3
Foreign Currency
  Swaps                      249.2            (1.3)              23.7          (26.4)
------------------------------------------------------------------------------------------
                            $498.4           $(5.3)           $  (5.6)       $  (5.1)
==========================================================================================

------------------------------------------------------------------------------------------
2001
Stable Value
  Contracts                 $275.8           $ 7.2             $(19.6)         $34.1
Foreign Currency
  Swaps                      275.8            (9.3)              19.2          (37.8)
------------------------------------------------------------------------------------------
                            $551.6           $(2.1)           $  (0.4)       $  (3.7)
==========================================================================================

        Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses generally provide an indication of how sensitive Protective's derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management's view of future market changes, and actual market results may differ from these estimates.

Contractual Obligations

        The table below sets forth future maturities of debt and stable value contracts.

(in thousands)               2002          2003-2004         2005-2006       After 2006
------------------------------------------------------------------------------------------
Stable Value
  Contracts               $971,536        $1,696,120         $979,460         $69,414
Note Payable                                   2,291
Securities
  sold under
  repurchase
  agreements               117,000
------------------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Share-Owner's Equity for the years ended
    December 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Financial Statement Schedules:
    Schedule III - Supplementary Insurance Information
    Schedule IV - Reinsurance

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note A of the Notes to the Consolidated Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2002

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

                                                                                             YEAR ENDED DECEMBER 31
                                                                                   -------------------------------------------
                                                                                       2001          2000           1999
                                                                                       ----          ----           ----
REVENUES
   Premiums and policy fees................................................        $1,389,819    $1,175,943     $  861,021
   Reinsurance ceded.......................................................          (771,151)     (686,108)      (462,297)
                                                                                    ----------    ----------      ---------
     Net of reinsurance ceded..............................................           618,668       489,835        398,724
   Net investment income...................................................           839,103       692,081        617,829
   Realized investment gains (losses):
      Derivative financial instruments.....................................            (1,718)        2,157          3,425
      All other investments................................................            (6,123)      (16,756)         1,335
   Other income............................................................            38,578        35,194         22,599
                                                                                   -----------   -----------    -----------
                                                                                    1,488,508     1,202,511      1,043,912
                                                                                   -----------   -----------    -----------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 2001 -
    $609,996; 2000 - $538,291; 1999 - $344,474)...........................            972,624       760,778        629,656
   Amortization of deferred policy acquisition costs .....................            147,058       143,180         96,689
   Amortization of goodwill...............................................              2,827         2,514
   Other operating expenses (net of reinsurance ceded: 2001 - $167,243;
    2000 -  $223,498; 1999 - $150,570)....................................            152,041       121,417        130,954
                                                                                   -----------   -----------    -----------
                                                                                    1,274,550     1,027,889        857,299
                                                                                   -----------   -----------    -----------
INCOME FROM CONTINUING OPERATIONS  BEFORE INCOME TAX.......................           213,958       174,622        186,613
INCOME TAX EXPENSE
   Current.................................................................           118,421        12,180         43,945
   Deferred................................................................           (47,964)       49,298         24,046
                                                                                   -----------   -----------    -----------
                                                                                       70,457        61,478         67,991
                                                                                   -----------   -----------    -----------
Net income from continuing operations before cumulative effect of change in
accounting principle.......................................................           143,501       113,144        118,622
Income (loss) from discontinued operations, net of income tax .............           (10,748)       10,891          9,636
Loss from sale of discontinued operations, net of income tax ..............           (17,754)
                                                                                   -----------   -----------    -----------
Net income before cumulative effect of change in accounting principle......           114,999       124,035        128,258
Cumulative effect of change in accounting principle, net of income tax.....            (8,341)
                                                                                   -----------   -----------    -----------
NET INCOME.................................................................        $  106,658    $  124,035     $  128,258
                                                                                   ===========   ===========    ===========

                                     See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                                                                       DECEMBER 31
                                                                                             ---------------------------------
                                                                                                    2001           2000
                                                                                                    ----           ----
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 2001 - $9,719,057; 2000 - $7,463,700)..       $ 9,812,091      $7,390,110
    Equity securities, at market (cost: 2001 - $62,051; 2000 - $44,450).................            60,493          41,792
    Mortgage loans on real estate.......................................................         2,512,844       2,268,224
    Investment real estate, net of accumulated depreciation (2001 - $1,452; 2000 - $1,226)          24,173          12,566
    Policy loans........................................................................           521,840         230,527
    Other long-term investments.........................................................           100,686          66,646
    Short-term investments..............................................................           228,396         172,699
                                                                                               ------------    ------------
        Total investments...............................................................        13,260,523      10,182,564
Cash....................................................................................           107,166          33,517
Accrued investment income...............................................................           158,841         121,996
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (2001 - $3,025; 2000 - $2,195)..............................................            55,809          72,189
Reinsurance receivables.................................................................         2,173,987       1,099,574
Deferred policy acquisition costs.......................................................         1,532,683       1,189,380
Goodwill, net...........................................................................            35,992         241,831
Property and equipment, net.............................................................            46,337          51,166
Other assets............................................................................           219,355         120,874
Receivable from related parties.........................................................                             4,768
Assets related to separate accounts:
    Variable Annuity....................................................................         1,910,651       1,841,439
    Variable Universal Life.............................................................            77,162          63,504
    Other...............................................................................             3,997           3,746
                                                                                               ------------    ------------
                                                                                               $19,582,503     $15,026,548
                                                                                               ============    ============
LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims..................................................       $ 6,974,685     $ 5,033,397
     Unearned premiums..................................................................           901,653         935,605
                                                                                               ------------    ------------
     Total policy liabilities and accruals..............................................         7,876,338       5,969,002
Stable value contract deposits..........................................................         3,716,530       3,177,863
Annuity deposits........................................................................         3,248,218       1,916,894
Other policyholders' funds..............................................................           132,124         125,336
Other liabilities.......................................................................           410,621         324,901
Accrued income taxes....................................................................           125,835         (10,932)
Deferred income taxes...................................................................            72,403          72,065
Note payable............................................................................             2,291           2,315
Indebtedness to related parties.........................................................             6,000          10,000
Securities sold under repurchase agreements.............................................           117,000
Liabilities related to separate accounts:
     Variable Annuity...................................................................         1,910,651       1,841,439
     Variable Universal Life............................................................            77,162          63,504
     Other..............................................................................             3,997           3,746
                                                                                               ------------    ------------
       Total liabilities................................................................        17,699,170      13,496,133
                                                                                               ============    ============
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE G

SHARE-OWNER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000..........................                 2               2
Common Stock, $1.00 par value, shares
   authorized and issued: 5,000,000.....................................................             5,000           5,000
Additional paid-in capital..............................................................           785,419         632,805
Note receivable from PLC Employee Stock Ownership Plan..................................            (4,499)         (4,841)
Retained earnings.......................................................................         1,044,243         948,819
Accumulated other comprehensive income
  Net unrealized gains (losses) on investments
  (net of income tax: 2001 - $28,629; 2000-$(27,661))...................................            53,168         (51,370)
                                                                                               ------------    ------------
       Total share-owner's equity.......................................................         1,883,333       1,530,415
                                                                                               ------------    ------------
                                                                                               $19,582,503     $15,026,548
                                                                                               ============    ============
                                      See notes to consolidated financial statements

PROTECTIVE LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY (Dollars in thousands, except per share amounts)

                                                                                                                         NET
                                                                                               NOTE                   UNREALIZED
                                                                                            RECEIVABLE                  GAINS
                                                                                ADDITIONAL     FROM                    (LOSSES)      TOTAL
                                                          PREFERRED   COMMON     PAID-IN       PLC       RETAINED        ON       SHARE-OWNER'S
                                                            STOCK     STOCK      CAPITAL       ESOP      EARNINGS    INVESTMENTS     EQUITY
                                                          ---------   ------    ----------  ----------   --------    -----------   ------------
 Balance, December 31, 1998                                    $2     $5,000    $327,992    $(5,199)     $686,519     $  55,057     $1,069,371
                                                                                                                                   -----------
     Net income for 1999                                                                                  128,258                     128,258
     Change in net unrealized gains/losses on
        investments (net of income tax - $(106,638))                                                                  (198,043)      (198,043)
     Reclassification adjustment for amounts included
        in net income (net of income tax - $(1,666))                                                                    (3,094)        (3,094)
                                                                                                                                   -----------
     Comprehensive loss for 1999                                                                                                      (72,879)
                                                                                                                                   -----------
     Decrease in note receivable from PLC ESOP                                                   51                                        51
                                                          --------    -------   ---------   --------     ---------   ----------    -----------
 Balance, December 31, 1999                                     2      5,000     327,992     (5,148)      814,777     (146,080)       996,543
                                                                                                                                   -----------
     Net income for 2000                                                                                  124,035                     124,035
     Change in net unrealized gains/losses on
      investments (net of income tax - $45,887)                                                                         85,221         85,221
     Reclassification adjustment for amounts included
      in net income (net of income tax - $5,110)                                                                         9,489          9,489
                                                                                                                                   -----------
     Comprehensive income for 2000                                                                                                    218,745
                                                                                                                                   -----------
     Capital contribution                                                         81,000                                               81,000
     Transfer of subsidiaries from PLC (see Note A)                              223,813                   10,007                     233,820
     Decrease in note receivable from PLC ESOP                                                   307                                      307
                                                         ---------   --------   ---------    --------   ---------     ---------    -----------
 Balance, December 31, 2000                                     2      5,000     632,805      (4,841)     948,819      (51,370)     1,530,415
                                                                                                                                   -----------
     Net income for 2001                                                                                  106,658                     106,658
     Change in net unrealized gains/losses on
       investments (net of income tax - $52,019)                                                                        96,607         96,607
     Reclassification adjustment for amounts included
        in net income (net of income tax - $2,143)                                                                       3,980          3,980
     Transition adjustment on derivative financial
       instruments (net of income tax - $2,127)                                                                          3,951          3,951
                                                                                                                                   -----------
     Comprehensive income for 2001                                                                                                    211,196
                                                                                                                                   -----------
     Capital contribution                                                        134,000                                              134,000
     Common dividend - transfer of subsidiary to PLC
       (see note H)                                                                                       (2,052)                      (2,052)
     Preferred dividend                                                                                   (1,000)                      (1,000)
     Transfer of subsidiaries from PLC (see Note A)                              18,614                   (8,182)                      10,432
     Decrease in note receivable from PLC ESOP                                                  342                                       342
                                                         ---------   --------  ---------    --------  ----------      --------     -----------
 Balance, December 31, 2001                                    $2     $5,000   $785,419     $(4,499)  $1,044,243      $ 53,168     $1,883,333
                                                         =========   ========  =========    ========  ==========      ========     ===========

                                     See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                                 DECEMBER 31
                                                                                            ---------------------------------------------------
                                                                                                      2001            2000             1999
                                                                                                      ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................................................     $   106,658  $      124,035     $    128,258
    Adjustments to reconcile net income to net cash provided by operating activities:
         Realized investment (gains) losses.................................................           7,841          14,599           (4,760)
         Amortization of deferred policy acquisition costs..................................         154,383         149,574          104,913
         Amortization of goodwill...........................................................           8,328           3,867
         Capitalization of deferred policy acquisition costs................................        (317,626)       (338,685)        (239,483)
         Loss from sale of discontinued operations..........................................          17,754
         Depreciation expense...............................................................          11,651           9,581           10,513
         Deferred income taxes..............................................................         (40,970)         55,161           24,234
         Accrued income taxes...............................................................         139,017          13,265          (14,841)
         Interest credited to universal life and investment products........................         944,098         766,004          331,746
         Policy fees assessed on universal life and investment products.....................        (222,415)       (197,581)        (165,818)
         Change in accrued investment income and other receivables..........................        (241,230)       (160,488)        (119,183)
         Change in policy liabilities and other policyholder funds of traditional life and
         health products....................................................................         443,023         508,454          215,201
         Change in other liabilities........................................................         138,190           1,809           67,552
         Other (net)........................................................................           8,764         (34,626)          (5,526)
                                                                                                 ------------    ------------     ------------
Net cash provided by operating activities...................................................       1,157,466         914,969          332,806
                                                                                                 ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and principal reduction of investments:
         Investments available for sale.....................................................       3,062,262      12,828,276        9,973,742
         Other..............................................................................         283,181         133,814          243,280
     Sale of investments:
         Investments available for sale.....................................................       8,943,123         810,716          537,343
         Other..............................................................................               0           5,222          267,892
     Cost of investments acquired:
         Investments available for sale.....................................................     (13,647,757)    (14,384,625)     (10,625,354)
         Corporate owned life insurance.....................................................        (100,000)
         Other..............................................................................        (378,520)       (463,909)        (864,100)
     Acquisitions and bulk reinsurance assumptions..........................................        (118,557)       (141,040)          46,508
     Purchase of property and equipment.....................................................         (10,099)         (5,085)         (18,075)
     Sale of discontinued operations, net of cash transferred...............................         216,031
     Sale of property and equipment.........................................................              70                              151
                                                                                                 ------------   -------------    -------------
Net cash used in investing activities.......................................................      (1,750,266)     (1,216,631)        (438,613)
                                                                                                 ------------   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit arrangements and long-term debt........................       2,574,954       2,197,800        4,351,177
     Capital contribution from PLC..........................................................         134,000          81,000
     Principal payments on line of credit arrangements and long-term debt...................      (2,457,979)     (2,197,823)      (4,351,203)
     Principal payment on surplus note to PLC...............................................          (4,000)         (4,000)          (4,000)
     Dividends to share owner...............................................................          (1,000)
     Investment product deposits and change in universal life deposits......................       1,735,653       1,811,484        1,300,736
     Investment product withdrawals.........................................................      (1,315,179)     (1,553,282)      (1,190,903)
                                                                                                 ------------     -----------      -----------
Net cash provided by financing activities...................................................         666,449         335,179          105,807
                                                                                                 ------------     -----------      -----------
INCREASE IN CASH............................................................................          73,649          33,517                0
CASH AT BEGINNING OF YEAR...................................................................          33,517               0                0
                                                                                                 ------------   -------------      -----------
CASH AT END OF YEAR.........................................................................     $   107,166    $     33,517       $        0
                                                                                                 ============   =============      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
     Cash paid during the year:
         Interest on debt...................................................................     $     1,390    $      3,310       $    5,611
         Income taxes.......................................................................     $    27,395    $     25,638       $   56,192

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Reduction of principal on note from ESOP...............................................     $       342    $        307       $       51
     Acquisitions, related reinsurance transactions and subsidiary transfer
         Assets acquired....................................................................     $ 2,549,484    $    759,067       $   12,502
         Liabilities assumed................................................................      (2,430,927)       (384,207)         (12,502)
         Equity from subsidiary transfers (see Note A)......................................         (10,432)       (233,820)               0
                                                                                                 ------------   -------------      -----------
         Net................................................................................     $   108,125    $    141,040               $0
                                                                                                 ============   =============      ===========

                                     See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in tables are in thousands)

Note A - SIGNIFICANT ACCOUNTING POLICIES

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

        On May 1, 2001, PLC transferred its ownership of another five companies (that market prepaid dental products) to Protective. This transfer was also accounted for in a manner similar to that in pooling-of-interests accounting, which resulted in the assets and liabilities of these companies being transferred at amounts equal to PLC’s bases. Protective’s share-owner’s equity was also adjusted by an amount equal to the companies’ share-owner’s equity at May 1, 2001.

        The results of operations of these companies have been included in the accompanying financial statements since the effective date of the transfer.

        On December 31, 2001, Protective sold substantially all of the companies transferred from PLC as part of the sale of the Dental Benefits Division. For more information see the discussion under the heading “Discontinued Operations” included in Note A herein.

        NATURE OF OPERATIONS

        Protective provides financial services through the production, distribution, and administration of insurance and investment products. Protective markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. Protective also maintains a separate division devoted to the acquisition of insurance policies from other companies.

        The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

        RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, Protective adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires Protective to record all derivative financial instruments, at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $8.3 million and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in Protective’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. Prospectively, the adoption of SFAS No. 133 may introduce volatility into Protective’s reported net income and other comprehensive income depending on future market conditions and Protective’s hedging activities.

        In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this accounting standard did not have a material effect on Protective’s financial position or results of operations.

        In June 2001, the FASB issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The standard replaces the requirement to amortize goodwill with one that calls for an annual impairment test, among other provisions. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and effective for any goodwill or intangible asset acquired after June 30, 2001. Protective expects the adoption of SFAS No. 142 to result in the elimination of up to $2.8 million of goodwill amortization in 2002.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective does not expect the adoption of SFAS No. 143 to have a material effect on Protective’s financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sales, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operations accounting is applied. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Protective does not expect the adoption of SFAS No. 144 to have a material effect on Protective’s financial position or results of operations.

        INVESTMENTS

        Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as “available for sale.”

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

•	Fixed maturities (bonds, and redeemable preferred stocks) — at current market value. Where market values are unavailable, Protective obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks)-- at current market value.

•	Mortgage loans — at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

•	Investment real estate — at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans-- at unpaid balances.

•	Other long-term investments — at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Short-term investments-- at cost, which approximates current market value.

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

        Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                      2001               2000
                                                                      ----               ----
Total investments.......................................          $13,157,623        $10,258,809
Deferred policy acquisition costs.......................            1,553,786          1,192,696
All other assets........................................            4,789,297          3,654,604
                                                                  ------------       ------------
                                                                  $19,500,706        $15,106,109
                                                                  ============       ============

Deferred income taxes...................................          $    43,774        $   100,256
All other liabilities...................................           17,626,767         13,424,068
                                                                  ------------       ------------
                                                                   17,670,541         13,524,324
Share-owner's equity....................................            1,830,165          1,581,785
                                                                  ------------       ------------
                                                                  $19,500,706        $15,106,109
                                                                  ============       ============

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

        DERIVATIVE FINANCIAL INSTRUMENTS

        Protective utilizes a risk management strategy that incorporates the use of derivative instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involved exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose Protective to credit and market risk. Protective minimizes its credit risk by entering into transactions with highly rated counterparties. Protective manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        Protective monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective's asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Protective's overall interest rate and currency exchange risk management strategies.

        All derivatives are recognized on the balance sheet (other long-term investments or other liabilities) at their fair value (primarily estimates from independent pricing services). On the date the derivative contract is entered into, Protective designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or (3) as a derivative either held for investment purposes or held as a natural hedging instrument designed to act as an economic hedge against the changes in value or cash flows of a hedged item ("other" derivative). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualified as -a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of other derivatives are recognized in current earnings and reported in Realized Investment Gains (Losses) -Derivative Financial Instruments in Protective’s consolidated statements of income.

        Protective formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Protective also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Protective discontinues hedge accounting prospectively, as discussed below.

        Protective discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will remain therein until such time as they are reclassified to earnings as originally forecasted to occur. In all situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

        Fair-Value Hedges. Protective has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective excludes the embedded call option's time value component from each derivative's total gain or loss. In 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $1.3 million. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) - Derivative Financial Instruments in Protective's consolidated statements of income.

        Cash-Flow Hedges. Protective has not designated any hedging relationships as a cash flow hedge.

        Other Derivatives. Protective uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments. In 2001, Protective recognized total pre-tax losses of $1.2 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, Protective recognized a $8.2 million pre-tax loss in 2001 while recognizing a $11.2 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net gain primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net gain is reflected in Realized Investment Gains (Losses) - Derivative Financial Instruments in Protective's consolidated statements of income.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (continued)

        Protective has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2001, Protective recognized a $12.2 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $16.9 million pre-tax loss to separately record the embedded equity options at fair value.

        At December 31, 2001, contracts with a notional amount of $4,485.1 million were in a $1.6 million net loss position. At December 31, 2000, contracts with a notional amount of $2,424.3 million were in a $13.0 million net loss position. Protective recognized $2.2 million in realized investment gains related to derivative financial instruments in 2000.

        Protective's derivative financial instruments are with highly rated counterparties.

        CASH

        Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. Protective has deposits with certain financial institutions which exceed federally insured limits. Protective has reviewed the credit worthiness of these financial institutions and believes there is minimal risk of a material loss.

        DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 3.0% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. Protective amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $523.4 million and $343.6 million at December 31, 2001 and 2000, respectively. During 2001, $221.9 million of present value of future profits was capitalized (relating to acquisitions made during the year) and $42.1 million was amortized. During 2000, $47.3 million of present value of future profits was capitalized, and $44.3 million was amortized.

        GOODWILL

        Goodwill is being amortized straight-line over periods ranging from 20 to 40 years. Goodwill at December 31, is as follows:

                                     2001                      2000
                                     ----                      ----
 Goodwill...................       $41,363                   $260,773
 Accumulated amortization...         5,371                     18,942
                                   -------                   --------
                                   $35,992                   $241,831
                                   =======                   ========

        Protective periodically evaluates the recoverability of its goodwill by comparing expected future cash flows to the amount of unamortized goodwill. If this evaluation were to indicate the unamortized goodwill is impaired, the goodwill would be reduced to an amount representing the present value of applicable estimated future cash flows. A substantial portion of goodwill was disposed of in connection with the 2001 sale of Protective’s Dental Benefits Division.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Property and equipment consisted of the following at December 31:

                                                                     2001               2000
                                                                     ----               ----
Home office building....................................         $  42,980          $  41,184
Other, principally furniture and equipment..............            67,128             66,484
                                                                 ----------         ----------
                                                                   110,108            107,668
Accumulated depreciation................................            63,771             56,502
                                                                 ----------         ----------
                                                                 $  46,337          $  51,166
                                                                 ==========         ==========

        SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which Protective does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

        STABLE VALUE CONTRACTS ACCOUNT BALANCES

        Protective markets guaranteed investment contracts to 401 (k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Protective also sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. In a structured program, Protective issues funding agreements to a special purpose trust or entity formed solely to purchase the funding agreements and simultaneously issue certificates or notes having terms substantially identical to the underlying funding agreements. Stable value contract account balances include guaranteed investment contracts and funding agreements issued by Protective, and the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by Protective. At December 31, 2001 and 2000 Protective had $1.7 billion and $1.0 billion of stable value contract account balances marketed through structured programs.

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

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Activity in the liability for unpaid claims is summarized as follows:

                                                                          2001          2000           1999
                                                                          ----          ----           ----
Balance beginning of year......................................         $109,973      $120,575      $ 90,332
        Less reinsurance.......................................           25,830        47,661        20,019
                                                                        ---------     ---------     ---------
    Net balance beginning of year..............................           84,143        72,914        70,313
                                                                        ---------     ---------     ---------
    Incurred related to:
    Current year...............................................          383,371       311,633       311,002
    Prior year.................................................           (1,080)       (4,489)       (5,574)
                                                                        ---------     ---------     ---------
        Total incurred.........................................          382,291       307,144       305,428
                                                                        ---------     ---------     ---------
    Paid related to:
    Current year...............................................          312,748       241,566       264,298
    Prior year.................................................           81,220        60,972        40,197
                                                                        ---------     ---------     ---------
        Total paid.............................................          393,968       302,538       304,495
                                                                        ---------     ---------     ---------
    Other changes:
        Acquisitions and
           reserve transfers...................................           (6,166)        6,623         1,668
                                                                        ---------     ---------     ---------
    Net balance end of year....................................           66,300        84,143        72,914
        Plus reinsurance.......................................           33,723        25,830        47,661
                                                                        ---------     ---------     ---------
Balance end of year............................................         $100,023      $109,973      $120,575
                                                                        =========     =========     =========
•	Universal Life and Investment Products — Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Revenues for universal life and investment products consist of policy fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 2001.

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

        DISCONTINUED OPERATIONS

        On December 31, 2001, Protective completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued other remaining Dental Division related operations, primarily other health insurance lines.

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The operating results and charges related to the sale of the Dental Division at December 31 are as follows:

                                        2001                  2000                  1999
-----------------------------------------------------------------------------------------------
Total revenues                        $346,315              $254,547              $210,405
-----------------------------------------------------------------------------------------------
Income (loss) before
      income taxes from
      discontinued operations        $ (13,983)            $  17,484             $  14,824
Income tax (expense)
      Benefit                            3,235                (6,593)               (5,188)
----------------------------------------------------------------------------------------------
Income (loss) from
      discontinued operations        $ (10,748)            $  10,891             $   9,636
----------------------------------------------------------------------------------------------
Gain from sale of
      discontinued operations
      before income tax              $  27,221
Income tax expense
      related to sale                  (44,975)
----------------------------------------------------------------------------------------------
Loss from sale of
      discontinued operations        $ (17,754)
----------------------------------------------------------------------------------------------

        Remaining assets and liabilities at December 31, 2001 related to the business sold to Fortis, Inc. consist of reinsurance receivables and policy liabilities and accruals of approximately $51.2 million. Assets and liabilities related to the other discontinued lines of business of approximately $11.1 million and $14.3 million, respectively, remain at December 31, 2001.

        RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are provided for temporary differences between financial and taxable earnings; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owner’s equity; (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost. The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles (Codification). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on Protective’s statutory capital.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES - (Continued)

        The reconciliations of net income and share-owner’s equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                                NET INCOME                             SHARE OWNER'S EQUITY
                                                 -----------------------------------------    ---------------------------------------
                                                     2001          2000          1999            2001         2000          1999
                                                     ----          ----          ----            ----         ----          ----
In conformity with statutory reporting
  practices:(1)..............................      $163,181     $  66,694      $   75,114       $775,138   $  628,274     $ 567,634
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization.........................       163,243       157,617         120,644      1,532,683    1,189,380     1,011,524
      Deferred income tax....................        47,964       (52,580)        (25,675)       (74,083)     (72,065)       32,335
      Asset Valuation Reserve................                                                    108,062      103,853        41,104
      Interest Maintenance Reserve...........       (10,444)       (3,540)           (226)        16,959        9,715        19,328
      Nonadmitted items......................                                                    139,500       97,447        51,350
      Other timing and valuation adjustments.       (33,456)      (43,757)         72,527       (334,198)    (204,985)     (467,130)
      Discontinued operations................      (193,688)
      Noninsurance affiliates................        19,022        21,276          20,698
      Consolidation elimination..............       (49,164)      (21,675)       (134,824)      (280,728)    (221,204)     (259,602)
In conformity with generally accepted              ---------     ---------      ----------    -----------  -----------    ----------
  accounting principles......................      $106,658      $124,035       $ 128,258     $1,883,333   $1,530,415     $ 996,543
                                                   =========     =========      ==========    ===========  ===========    ==========
 (1) Consolidated

        As of December 31, 2001, Protective and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $81.9 million.

Note C - INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                               2001          2000           1999
                                                               ----          ----           ----
Fixed maturities....................................         $609,578      $529,990       $462,295
Equity securities...................................            2,247         2,532            775
Mortgage loans......................................          208,830       177,917        172,027
Investment real estate..............................            2,094         2,027          1,949
Policy loans........................................           31,763        14,977         15,994
Other, principally short-term investments...........           36,695        12,532         19,504
                                                             ---------    ----------     ----------
                                                              891,207       739,975        672,544
Investment expenses.................................           52,104        47,894         54,715
                                                             ---------    ----------     ----------
                                                             $839,103      $692,081       $617,829
                                                             =========    ==========     ==========

        Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

                                                                2001          2000         1999
                                                                ----          ----         ----
Fixed maturities....................................         $ (4,693)    $ (14,787)    $  8,327
Equity securities...................................            2,462         1,685       (3,371)
Mortgage loans and other investments................           (3,892)       (3,654)      (3,621)
                                                             ---------    ----------    ---------
                                                             $ (6,123)    $ (16,756)    $  1,335
                                                             =========    ==========    =========

        In 2001, gross gains on the sale of investments available for sale (fixed maturities, equity securities and short-term investments) were $62.5 million and gross losses were $68.1 million. In 2000, gross gains were $8.7 million and gross losses were $28.4 million. In 1999, gross gains were $44.1 million and gross losses were $32.3 million. During 2001, Protective recorded other than temporary impairments in its investments of $12.6 million.

        Realized investment gains (losses) for derivative financial instruments for the years ended December 31 are summarized as follows:

                                          2001           2000         1999
-------------------------------------------------------------------------------
Derivative financial
  instruments                           $(1,718)        $2,157       $3,425
-------------------------------------------------------------------------------

Note C - INVESTMENT OPERATIONS (Continued)

        The amortized cost and estimated market values of Protective's investments classified as available for sale at December 31 are as follows:

                                                                   GROSS          GROSS         ESTIMATED
                                                  AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                                    COST           GAINS          LOSSES         VALUES
2001                                            ------------    -----------    -----------   ------------
----
Fixed maturities:
Bonds:
     Mortgage-backed securities...........      $ 3,709,118     $  84,965      $   33,759     $ 3,760,324
     United States Government and
       authorities........................           98,967         4,088               0         103,055
     States, municipalities, and
       political subdivision..............           94,022         4,009               0          98,031
     Public utilities.....................          807,773        19,763           4,860         822,676
     Convertibles and bonds with
       warrants...........................           96,951         7,423           6,184          98,190
     All other corporate bonds............        4,910,614       117,092          99,500       4,928,206
Redeemable preferred stocks...............            1,612             0               3           1,609
                                                ------------    ----------       ---------   -------------
                                                  9,719,057       237,340         144,306       9,812,091
Equity securities.........................           62,051         3,565           5,123          60,493
Short-term investments....................          228,396             0               0         228,396
                                                ------------    ----------       ---------   -------------
                                                $10,009,504      $240,905        $149,429     $10,100,980
                                                ============    ==========       =========   =============

                                                                  GROSS           GROSS        ESTIMATED
                                                 AMORTIZED      UNREALIZED      UNREALIZED      MARKET
                                                   COST            GAINS          LOSSES        VALUES
2000                                            -----------    ------------     -----------    ---------
----
Fixed maturities:
Bonds:
     Mortgage-backed securities...........      $2,915,813      $  49,372         $33,173     $2,932,012
     United States Government and
       authorities........................          95,567          2,662               0         98,229
     States, municipalities, and
       political subdivision..............          88,222          3,408               0         91,630
     Public utilities.....................         631,698          7,803           5,591        633,910
     Convertibles and bonds with
       warrants...........................          69,013         11,277          12,145         68,145
     All other corporate bonds............       3,662,586         49,536         146,732      3,565,390
Redeemable preferred stocks...............             801              0               7            794
                                                -----------     ----------       ---------    -----------
                                                 7,463,700        124,058         197,648      7,390,110
Equity securities.........................          44,450          2,761           5,419         41,792
Short-term investments....................         172,699              0               0        172,699
                                                -----------     ----------       ---------    -----------
                                                $7,680,849       $126,819        $203,067     $7,604,601
                                                ===========     ==========       =========    ===========

        The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                                                ESTIMATED
                                                          AMORTIZED              MARKET
                                                            COST                 VALUES
2001                                                    ------------          ------------
----
Due in one year or less..........................       $  896,159             $  899,666
Due after one year through five years............        3,253,264              3,318,537
Due after five years through ten years...........        2,199,562              2,228,012
Due after ten years                                      3,370,072              3,365,876
                                                        -----------            -----------
                                                        $9,719,057             $9,812,091
                                                        ===========            ===========

Note C - INVESTMENT OPERATIONS (Continued)

        At December 31, 2001 and 2000, Protective had bonds which were rated less than investment grade of $421.3 million and $226.5 million, respectively, having an amortized cost of $499.9 million and $306.0 million, respectively. At December 31, 2001, approximately $63.3 million of the bonds rated less than investment grade were securities issued in company-sponsored commercial mortgage loan securitizations. Approximately $1,762.2 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                          2001           2000           1999
                          ----           ----           ----
Fixed maturities.....   $108,307       $109,625       $(217,901)
Equity securities....        715           (820)            973

        At December 31, 2001, all of Protective’s mortgage loans were commercial loans of which 75% were retail, 10% were apartments, 7% were office buildings, and 7% were warehouses, and 1% other. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant’s leased space represents more than 3.5% of mortgage loans. Approximately 76% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, Alabama, North Carolina, South Carolina, Florida, Virginia, California, Mississippi, Washington, Kentucky, and Ohio.

        Many of the mortgage loans have call provisions after 3 to 10 years. Assuming the loans are called at their next call dates, approximately $153.4 million would become due in 2002, $560.4 million in 2003 to 2006, and $392.5 million in 2007 to 2011, and $46.7 million thereafter.

        At December 31, 2001, the average mortgage loan was approximately $2.1 million, and the weighted average interest rate was 7.6%. The largest single mortgage loan was $18.8 million.

        For several years Protective has offered a type of commercial mortgage loan under which Protective will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2001 and 2000, approximately $548.4 million and $572.2 million respectively, of Protective’s mortgage loans have this participation feature.

        At December 31, 2001 and 2000, Protective’s problem mortgage loans (over ninety days past due) and foreclosed properties totaled $29.6 million and $20.6 million, respectively. Since Protective’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective’s evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

        Certain investments with a carrying value of $62.5 million were non-income producing for the twelve months ended December 31, 2001.

        Policy loan interest rates generally range from 4.0% to 8.0%.

        On December 31, 2001, Protective Life Insurance Company had $117.0 million of securities sold under repurchase agreements with an interest rate of 2.0%. The agreement to repurchase liability is recorded as securities sold under repurchase agreements.

Note D-- FEDERAL INCOME TAXES

        Protective’s effective income tax rate varied from the maximum federal income tax rate as follows:

                                                                                   2001        2000          1999
                                                                                   ----        ----          ----
Statutory federal income tax rate applied to pretax income..................       35.0%       35.0%         35.0%
Dividends received deduction and tax-exempt interest........................       (1.7)       (0.6)         (0.1)
Low-income housing credit...................................................       (0.5)       (0.4)         (0.5)
Other.......................................................................       (0.1)        0.0           0.4
State income taxes..........................................................        0.2         1.2           1.6
                                                                                   -----       -----         -----
Effective income tax rate...................................................       32.9%       35.2%         36.4%
                                                                                   =====       =====         =====

Note D - FEDERAL INCOME TAXES - (Continued)

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                                    2001         2000        1999
                                                                                    ----         ----        ----
      Deferred policy acquisition costs.....................................     $ 81,015      $41,533     $44,546
      Benefits and other policy liability changes...........................     (127,189)      10,969     (27,158)
      Temporary differences of investment income............................        7,145       (3,333)      6,655
      Other items...........................................................       (8,935)         129           3
                                                                                 ---------     --------   ---------
                                                                                 $(47,964)     $49,298     $24,046
                                                                                 =========     ========   =========

        The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                                                   2001           2000
                                                                                   ----           ----
      Deferred income tax assets:
      Policy and policyholder liability reserves............................     $334,876      $ 205,815
      Other.................................................................       10,893          1,959
                                                                                 --------       --------
                                                                                  345,769        207,774
      Deferred income tax liabilities:                                           --------       --------
      Deferred policy acquisition costs.....................................      379,072        302,631
      Unrealized gains (losses) on investments..............................       39,100        (22,792)
                                                                                 --------       --------
                                                                                  418,172        279,839
                                                                                 --------       --------
      Net deferred income tax liability                                          $ 72,403       $ 72,065
                                                                                 ========       ========

        Under pre-1984 life insurance company income tax laws, a portion of Protective's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 2001 was approximately $70.5 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $972 million, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders' Surplus accounts.

        Protective’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E-- DEBT

        Under revolving line of credit arrangements with several banks, PLC can borrow up to $200 million on an unsecured basis. No compensating balances are required to maintain the line of credit. These lines of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC’s subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 40% of its total capital. At December 31, 2001, PLC had no borrowings outstanding under these credit arrangements.

        Protective has a mortgage note on investment real estate amounting to approximately $2.3 million that matures in 2003.

        Included in indebtedness to related parties is a surplus debenture issued by Protective to PLC. At December 31, 2001, the balance of the surplus debenture was $6.0 million. The debenture matures in 2003 and has an interest rate of 8.5%.

        Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Interest expense on debt totaled $1.8 million, $3.8 million, and $5.1 million in 2001, 2000 and 1999, respectively.

Note F-- RECENT ACQUISITIONS

        In September 1999, Protective recaptured a block of credit life and disability policies which it had previously ceded.

        In January 2000, Protective acquired the Lyndon Insurance Group (Lyndon). The assets acquired included $47.3 million of present value of future profits and $41.4 million of goodwill.

        In January 2001, Protective coinsured a block of individual life policies from Standard Insurance Company.

        In October 2001, Protective completed the acquisition of the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The assets acquired included $132.7 million of present value of future profits.

        These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their respective effective dates.

        Summarized below are the consolidated results of operations for 2001 and 2000, on an unaudited pro forma basis, as if the Inter-State and First Variable acquisitions had occurred as of January 1, 2000. The pro forma information is based on Protective’s consolidated results of operations for 2001 and 2000, and on data provided by the acquired companies, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

(unaudited)                        2001                    2000
-----------------------------------------------------------------------
Total revenues                     $1,557,827             $1,294,937
Net income                            115,433                135,735

Note G - COMMITMENTS AND CONTINGENT LIABILITIES

        Protective leases administrative and marketing office space in approximately 25 cities including Birmingham, with most leases being for periods of three to five years. The aggregate annual rent is approximately $8.5 million.

        Protective has financed the construction of a third building contiguous to its existing home office complex under an operating lease arrangement. Approximately $38 million of construction costs had been incurred at December 31, 2001. Protective has an option to purchase the building from the lessor at the end of the lease term.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

Note H-- SHARE-OWNER'S EQUITY AND RESTRICTIONS

        At December 31, 2001, approximately $1,053.6 million of consolidated share-owner's equity, excluding net unrealized gains on investments, represented net assets of Protective and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, Protective and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2002 is estimated to be $99.0 million.

        On October 1, 2001, Protective transferred its ownership interest in a small subsidiary to PLC. This transfer was recorded as a common dividend at an amount equal to Protective's basis in the subsidiary, which approximated fair value.

Note I-- PREFERRED STOCK

        PLC owns all of the 2,000 shares of preferred stock issued by Protective's subsidiary, Protective Life and Annuity Insurance Company (PL&A). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A's statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2001, PL&A paid a $1.0 million preferred dividend to PLC. PL&A paid no preferred dividends during 2000 or 1999.

Note J-- RELATED PARTY MATTERS

        On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan (ESOP). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $4.5 million at December 31, 2001, is accounted for as a reduction to share-owner's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to Protective.

        Protective leases furnished office space and computers to affiliates. Lease revenues were $4.0 million in 2001, $4.0 million in 2000, and $3.7 million in 1999. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $82.6 million, $76.7 million, and $69.2 million in 2001, 2000, and 1999, respectively. Commissions paid to affiliated marketing organizations of $10.0 million, $12.0 million, and $11.4 million in 2001, 2000, and 1999, respectively, were included in deferred policy acquisition costs.

        Certain corporations with which PLC's directors were affiliated paid Protective premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $19.6 million, $50.9 million and $70.3 million in 2001, 2000, and 1999, respectively. Protective and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $5.9 million, $28.2 million and $16.7 million in 2001, 2000, and 1999, respectively.

        For a discussion of indebtedness to related parties, see Note E.

Note K-- OPERATING SEGMENTS

        Protective operates business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each division follows.

Life Insurance

        The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the "bank owned life insurance" market.

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

Note K-- OPERATING SEGMENTS - (Continued)

Retirement Savings and Investment Products

        The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force.

Specialty Insurance Products

        The Credit Products segment markets credit life and disability insurance products through banks, consumer finance companies, and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other

        Protective has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earning from several lines of business which Protective is not actively marketing (mostly cancer insurance and group annuities).

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations.

        In December 2001, Protective sold substantially all of its Dental Division and discontinued other Dental related operations. Additionally, other adjustments were made to combine its life insurance marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                                 LIFE INSURANCE
                                                                        ----------------------------------
                                                                               LIFE
OPERATING SEGMENT INCOME                                                    MARKETING      ACQUISITIONS
----------------------------------------------------------------------------------------------------------
2001
Gross premiums and policy fees                                             $   542,407       $   243,914
Reinsurance ceded                                                             (421,411)          (61,482)
----------------------------------------------------------------------------------------------------------
Net premium and policy fees                                                    120,996           182,432
Net investment income                                                          178,866           187,535
Realized investment gains (losses)                                                   -                 -
Other income                                                                     1,134               345
----------------------------------------------------------------------------------------------------------
Total revenues                                                                 300,996           370,312
----------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                               190,538           238,877
Amortization of deferred policy acquisition costs and goodwill                  41,399            20,500
Other operating expenses                                                       (22,957)           41,684
----------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                    208,980           301,061
----------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                             92,016            69,251
Income tax expense
Discontinued operations, net of income tax
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income
----------------------------------------------------------------------------------------------------------
2000
Gross premiums and policy fees                                             $   487,720       $   134,099
Reinsurance ceded                                                             (387,907)          (31,102)
----------------------------------------------------------------------------------------------------------
Net premium and policy fees                                                     99,813           102,997
Net investment income                                                          152,317           116,940
Realized investment gains (losses)                                                   -                 -
Other income                                                                    (1,379)               (4)
----------------------------------------------------------------------------------------------------------
Total revenues                                                                 250,751           219,933
----------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                               149,430           125,151
Amortization of deferred policy acquisition costs and goodwill                  48,770            17,081
Other operating expenses                                                       (23,255)           24,077
----------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                    174,945           166,309
----------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                             75,806            53,624
Income tax expense
Discontinued operations, net of income tax
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income
----------------------------------------------------------------------------------------------------------
1999
Gross premiums and policy fees                                             $   361,824       $   148,620
Reinsurance ceded                                                             (246,111)          (33,754)
----------------------------------------------------------------------------------------------------------
Net premium and policy fees                                                    115,713           114,866
Net investment income                                                          138,044           129,806
Realized investment gains (losses)                                                   -                 -
Other income                                                                      (948)               (9)
----------------------------------------------------------------------------------------------------------
Total revenues                                                                 252,809           244,663
----------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                               147,631           129,581
Amortization of deferred policy acquisition costs and goodwill                  29,481            19,444
Other operating expenses                                                        18,201            31,178
----------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                    195,313           180,203
----------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                             57,496            64,460
Income tax expense
Discontinued operations, net of income tax
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income
----------------------------------------------------------------------------------------------------------
Operating Segment Assets
2001
Investments and other assets                                                $3,431,441        $4,091,672
Deferred policy acquisition costs and goodwill                                 829,021           418,268
----------------------------------------------------------------------------------------------------------
Total assets                                                                $4,260,462        $4,509,940
----------------------------------------------------------------------------------------------------------
2000
Investments and other assets                                                $2,834,956        $1,602,352
Deferred policy acquisition costs and goodwill                                 710,468           222,620
----------------------------------------------------------------------------------------------------------
Total assets                                                                $3,545,424        $1,824,972
----------------------------------------------------------------------------------------------------------
      (1)Adjustments  to net income  represent  the  inclusion  of  unallocated  realized  investment  gains  (losses) and the recognition  of income tax expense,  income  from  discontinued  operations,  and  cumulative  effect of change in accounting principle.  Asset adjustments represent the inclusion of assets related to discontinued operations.

                                          SPECIALTY
          RETIREMENT SAVINGS AND      INSURANCE PRODUCTS
            INVESTMENT PRODUCTS
     ----------------------------------------------------------------------------------------------------------
       STABLE VALUE                         CREDIT            CORPORATE                            TOTAL
         CONTRACTS       ANNUITIES         PRODUCTS           AND OTHER       ADJUSTMENTS (1)   CONSOLIDATED
     ----------------------------------------------------------------------------------------------------------

                 -       $   28,145      $  524,281         $  51,072                    -      $ 1,389,819
                 -                         (274,220)          (14,038)                   -         (771,151)
                                  -
     ----------------------------------------------------------------------------------------------------------
                 -           28,145         250,061            37,034                    -          618,668
       $   261,079          167,809          48,617            (4,803)                   -          839,103
             7,218            1,139               -                 -           $  (16,198)          (7,841)
                 -            3,441          31,907             1,751                    -           38,578
     ----------------------------------------------------------------------------------------------------------
           268,297          200,534         330,585            33,982              (16,198)       1,488,508
     ----------------------------------------------------------------------------------------------------------
           222,306          137,204         154,893            28,806                    -          972,624
             1,662           24,021          60,508             1,795                    -          149,885
             3,961           24,073          79,453            25,827                    -          152,041
     ----------------------------------------------------------------------------------------------------------
           227,929          185,298         294,854            56,428                    -        1,274,550
     ----------------------------------------------------------------------------------------------------------
            40,368           15,236          35,731           (22,446)             (16,198)         213,958
                                                                                    70,457           70,457
                                                                                   (28,502)         (28,502)
                                                                                    (8,341)          (8,341)
     ----------------------------------------------------------------------------------------------------------
                                                                                               $    106,658
     ----------------------------------------------------------------------------------------------------------

                 -       $   30,127      $  479,397         $  44,600                    -      $ 1,175,943
                 -                -        (258,931)           (8,168)                   -         (686,108)
     ----------------------------------------------------------------------------------------------------------
                 -           30,127         220,466            36,432                    -          489,835
       $   243,133          132,204          46,464             1,023                    -          692,081
            (6,556)             410               -                 -          $    (8,453)         (14,599)
                 -            2,809          28,352             5,416                    -           35,194
     ----------------------------------------------------------------------------------------------------------
           236,577          165,550         295,282            42,871               (8,453)       1,202,511
     ----------------------------------------------------------------------------------------------------------
           207,143          109,607         135,494            33,953                    -          760,778
               900           24,156          52,646             2,141                    -          145,694
             3,882           18,203          72,316            26,194                    -          121,417
     ----------------------------------------------------------------------------------------------------------
           211,925          151,966         260,456            62,288                    -        1,027,889
     ----------------------------------------------------------------------------------------------------------
            24,652           13,584          34,826           (19,417)              (8,453)         174,622
                                                                                    61,478           61,478
                                                                                    10,891           10,891
                                                                                         -                -
     ----------------------------------------------------------------------------------------------------------
                                                                                               $    124,035
     ----------------------------------------------------------------------------------------------------------

                 -       $   24,248      $  284,891         $  41,438                    -     $    861,021
                 -                -        (176,928)           (5,504)                   -         (462,297)
     ----------------------------------------------------------------------------------------------------------
                 -           24,248         107,963            35,934                    -          398,724
       $   210,208          106,599          24,121             9,051                    -          617,829
              (549)           1,446               -                 -         $      3,863            4,760
                 -            2,146          15,831             5,579                    -           22,599
     ----------------------------------------------------------------------------------------------------------
           209,659          134,439         147,915            50,564                3,863        1,043,912
     ----------------------------------------------------------------------------------------------------------
           175,290           88,642          55,899            32,613                    -          629,656
               744           19,820          24,718             2,482                    -           96,689
             4,709           14,617          44,728            17,521                    -          130,954
     ----------------------------------------------------------------------------------------------------------
           180,743          123,079         125,345            52,616                    -          857,299
     ----------------------------------------------------------------------------------------------------------
            28,916           11,360          22,570            (2,052)               3,863          186,613
                                                                                    67,991           67,991
                                                                                     9,636            9,636
                                                                                         -                -
     ----------------------------------------------------------------------------------------------------------
                                                                                               $    128,258
     ----------------------------------------------------------------------------------------------------------

        $3,872,637       $4,501,667      $1,050,546          $955,984             $109,881      $18,013,828
             6,374          128,488         177,874             8,650                             1,568,675
     ----------------------------------------------------------------------------------------------------------
        $3,879,011       $4,630,155      $1,228,420          $964,634             $109,881      $19,582,503
     ----------------------------------------------------------------------------------------------------------

        $3,340,099       $3,844,169      $1,220,733          $552,178             $200,850      $13,595,337
             2,144          120,219         150,984            10,006              214,770        1,431,211
     ----------------------------------------------------------------------------------------------------------
        $3,342,243       $3,964,388      $1,371,717          $562,184             $415,620      $15,026,548
     ----------------------------------------------------------------------------------------------------------

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

        The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                         2001         2000
                                                                                         ----         ----
      Projected benefit obligation, beginning of the year.....................         $45,538      $36,530
      Service cost - benefits earned during the year..........................           3,739        3,338
      Interest cost - on projected benefit obligation.........................           3,531        3,195
      Actuarial gain (loss)...................................................            (357)       1,968
      Plan amendment..........................................................           1,162          833
      Divestiture.............................................................          (2,165)
      Benefits paid...........................................................            (579)        (326)
                                                                                       --------     --------
      Projected benefit obligation, end of the year...........................          50,869       45,538
                                                                                       --------     --------
      Fair value of plan assets beginning of the year.........................          40,822       34,420
      Actual return on plan assets............................................          (1,440)        (148)
      Employer contribution...................................................           5,221        6,876
      Benefits paid...........................................................            (579)        (326)
                                                                                       --------     --------
      Fair value of plan assets end of the year...............................          44,024       40,822
                                                                                       --------     --------
      Plan assets less than the projected benefit obligation..................          (6,845)      (4,716)
      Unrecognized net actuarial loss from past experience different from that
       assumed................................................................          10,213        7,766
      Unrecognized prior service cost.........................................           2,026        1,226
                                                                                      --------     ---------
      Net pension asset recognized in balance sheet...........................         $ 5,394     $  4,276
                                                                                      ========     =========

        Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

                                                           2001        2000          1999
                                                           ----        ----          ----
      Service cost...............................        $ 3,739     $ 3,338       $ 3,270
      Interest cost..............................          3,531       3,195         2,779
      Expected return on plan assets.............         (3,669)     (3,049)       (2,348)
      Amortization of prior service cost.........            176         176           115
      Amortization of transition asset...........                        (17)          (17)
      Amortization of losses.....................            141
      Recognized net actuarial loss..............                                      494
      Cost of divestiture........................            186
                                                         -------     -------       -------
      Net pension cost...........................        $ 4,104     $ 3,643       $ 4,293
                                                         =======     =======       =======

        Protective's share of the net pension cost was approximately $5.4 million, $4.1 million, and $3.6 million, in 2001, 2000, and 1999, respectively.

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                2001         2000         1999
                                                                ----         ----         ----
      Weighted average discount rate...................         7.25%        7.50%        8.00%
      Rates of increase in compensation level..........         5.00         5.25         5.75
      Expected long-term rate of return on assets......         8.50         8.50         8.50

        At December 31, 2001 approximately $7.2 million of the assets of the pension plan were in a group annuity contract with Protective and therefore are included in the general assets of Protective. Approximately $36.8 million of the assets of the pension plan are invested in a collective trust managed by Northern Trust Corporation.

Note L-- EMPLOYEE BENEFIT PLANS (Continued)

        Prior to July 1999, upon retirement, the amount of pension plan assets vested in the retiree were used to purchase a single premium annuity from Protective in the retiree’s name. Therefore, amounts presented above as plan assets exclude assets relating to such retirees. Beginning July 1999, retiree obligations are being fulfilled from pension plan assets.

        PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed by federal income tax law. At December 31, 2001 and 2000, the projected benefit obligation of this plan totaled $15.9 million and $14.4 million, respectively, of which $13.8 million and $10.5 million, respectively, have been recognized in PLC’s financial statements.

        Net pension costs of the excess benefits plan includes the following components for the years ended December 31:

                                                                        2001         2000         1999
                                                                        ----         ----         ----
      Service cost.............................................      $   686       $  736        $  695
      Interest cost............................................        1,121        1,067           887
      Amortization of prior service cost.......................           19           19           113
      Amortization of transition asset.........................           37           37            37
      Recognized net actuarial loss............................          233          194           265
      Cost of divestiture and special termination benefits.....        1,807
                                                                      ------       ------        ------
        Net pension cost.......................................       $3,903       $2,053        $1,997
                                                                      ======       ======        ======

        In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 2001 and 2000, the liability for such benefits was approximately $1.2 million. The expense recorded by PLC was $0.1 million in 2001, 2000 and 1999. PLC's obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement from $10,000 up to a maximum of $75,000. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        PLC sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. PLC established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to PLC's 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP's note payable to Protective less dividends on shares held by the ESOP. At December 31, 2001, PLC had committed approximately 166,861 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was less than $0.1 million in 2001, 2000, and 1999.

         PLC sponsors a deferred compensation plan for certain directors, officers, agents, and others. Compensation deferred is credited to the participants in cash, PLC Common Stock, or as a combination thereof.

Note M-- STOCK BASED COMPENSATION

        Certain Protective employees participate in PLC's stock-based incentive plans and receive stock appreciation rights (SARs) from PLC.

         Since 1973, PLC has had stock-based incentive plans to motivate management to focus on PLC's long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 1998, up to 5,000,000 shares may be issued in payment of awards.

        The criteria for payment of performance awards is based upon a comparison of PLC's average return on average equity and total rate of return over a four year award period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life and multiline insurance companies. If PLC's results are below the median of the comparison group, no portion of the award is earned. If PLC's results are at or above the 90th percentile, the award maximum is earned.

Note M-- STOCK BASED COMPENSATION (Continued)

        In 1999, 99,380 performance shares were awarded, having an estimated fair value on the grant date of $3.4 million. In 2000, 3,330 performance shares and 513,618 stock appreciation rights (SARs) were awarded, having a combined estimated fair value on the grant date of $3.7 million. In 2001, 153,490 performance shares and 40,000 SARs were awarded, having a combined estimated fair value on the grant date of $4.9 million. The SARs, if earned, expire after ten years.

        A performance share is equivalent in value to one share of PLC Common Stock. With respect to SARs, PLC will pay an amount equal to the difference between the specified base price of PLC's Common Stock and the market value at the exercise date. Awards are paid in shares of PLC Common Stock. At December 31, 2002, outstanding awards measured at maximum payouts were 423,362 performance shares and 853,236 SARs.

        During 1996, 2000, and 2001, SARs were granted to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC's Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. In 2000, 217,500 SARs were awarded, having an estimated fair value on the grant date of $1.5 million. In 2001, 62,500 SARs were awarded, having an estimated fair value on the grant date of $0.6 million. The number of SARs granted in 1996, 2000, and 2001, outstanding at December 31, 2001, was 660,000, 215,000, and 62,500, respectively.

        The 1996 SARs have a base price of $17.4375. The 2000 SARs have a base price of $22.31. The 2001 SARs have a base price of $31.26 and $31.29. The fair value of the 2001 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 26.4% (approximately equal to that of the S&P Life Insurance Index), a risk-free interest rate of 4.7%, a dividend rate of 1.9%, and an expected exercise date of 2007.

        The expense recorded by PLC for its stock-based compensation plans was $5.6 million, $4.1 million, and $4.0 million in 2001, 2000, and 1999, respectively.

Note N-- REINSURANCE

        Protective reinsures certain of its risks with, and assumes risks from other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, Protective generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of Protective's new life insurance sales are being reinsured. Protective reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        Protective has reinsured approximately $169.5 billion, $126.0 billion and $93.5 billion in face amount of life insurance risks with other insurers representing $565.1 million, $496.4 million, and $364.7 million of premium income for 2001, 2000, and 1999, respectively. Protective has also reinsured accident and health risks representing $122.7 million, $125.8 million, and $97.1 million of premium income for 2001, 2000, and 1999, respectively. In 2001 and 2000, policy and claim reserves relating to insurance ceded of $2,059.0 million and $988.4 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 2001 and 2000, Protective had paid $46.4 million and $33.5 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2001, Protective had receivables of $69.3 million related to insurance assumed. Included in these receivables are $51.2 million related to the sale of Protective's Dental Division, and $783.9 million related to fixed annuities that were ceded in conjunction with the October 2001 acquisition of two small insurers.

Note O-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of Protective’s financial instruments at December 31 are as follows:

                                                                   2001                              2000
                                                       -----------------------------    -----------------------------
                                                                         ESTIMATED                        ESTIMATED
                                                          CARRYING         FAIR            CARRYING         FAIR
                                                           AMOUNT         VALUES            AMOUNT           VALUES
                                                         ----------     -----------       ----------     ------------
      Assets (see Notes A and C):
      Investments:
         Fixed maturities.........................       $9,812,091      $9,812,091       $7,390,110      $7,390,110
         Equity securities........................           60,493          60,493           41,792          41,792
         Mortgage loans on real estate............        2,512,844       2,671,074        2,268,224       2,385,174
         Short-term investments...................          228,396         228,396          172,699         172,699

      Liabilities (see Notes A and E):
         Stable value account balances............        3,716,530       3,821,955        3,177,863       3,250,991
         Annuity account balances.................        3,248,218       3,166,052        1,916,894       1,893,749
         Notes payable............................            2,291           2,291            2,315           2,315
      Other (see Note A):
         Derivative Financial Instruments.........           (1,634)         (1,634)          (6,079)        (13,011)

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

                                                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                                     PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                                                       (in thousands)

            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I          COL. J
            ------                   ------           ------          ------          ------           ------          -------         ------           ------          ------
                                                                                   GIC, ANNUITY                                                      AMORTIZATION
                                    DEFERRED                                       DEPOSITS AND                                                       OF DEFERRED
                                     POLICY       FUTURE POLICY                        OTHER        NET PREMIUMS        NET         BENEFITS AND        POLICY           OTHER
                                   ACQUISITION     BENEFITS AND      UNEARNED     POLICYHOLDERS'     AND POLICY      INVESTMENT      SETTLEMENT      ACQUISITIONS      OPERATING
            SEGMENT                   COSTS           CLAIMS         PREMIUMS          FUNDS            FEES         INCOME(1)        EXPENSES           COSTS        EXPENSES(1)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2001:
      Life Marketing               $  829,021       $3,326,841     $       303      $     86,937       $120,996        $178,866        $190,538       $   41,399     $  (22,957)
      Acquisitions                    418,268        3,046,401             434           876,221        182,432         187,535         238,877           20,500         41,684
      Stable Value Contracts            6,374                -               -         3,872,637              0         261,079         222,306            1,662          3,961
      Annuities                       128,488          281,074               -         2,232,779         28,145         167,809         137,204           24,021         24,073
      Credit Products                 141,882          211,713         898,340             3,856        250,061          48,617         154,893           57,681         82,280
      Corporate and Other               8,650           16,572           2,242               247         37,034          (4,803)         28,806            1,795         25,827
      Adjustments(2)                        0           92,084             334            24,195              0               0               0                0              0
                                   ----------       ----------        --------        ----------       --------        --------        --------         --------       --------
      TOTAL                        $1,532,683       $6,974,685        $901,653        $7,096,872       $618,668        $839,103        $972,624         $147,058       $154,868
                                   ==========       ==========        ========        ==========       ========        ========        ========         ========       ========
Year Ended
  December 31, 2000:
      Life Marketing              $   710,468       $2,753,191     $       334       $   102,305       $ 99,813        $152,317        $149,430        $  48,771     $  (23,255)
      Acquisitions                    222,620        1,364,830             484           238,465        102,997         116,940         125,151           17,081         24,077
      Stable Value Contracts            2,144          162,236               -         3,177,863              -         243,133         207,143              900          3,882
      Annuities                       120,219          306,021               -         1,633,203         30,127         132,204         109,607           24,156         18,203
      Credit Products                 112,135          293,253         929,943             3,901        220,466          46,464         135,494           50,132         74,830
      Corporate and Other              10,006           40,588           2,242               129         36,432           1,024          33,953            2,140         26,196
      Adjustments(2)                   11,788          113,278           2,602            64,227              0               0               0                0              0
                                   ----------       ----------        --------        ----------       --------        --------        --------          --------      --------
      TOTAL                        $1,189,380       $5,033,397        $935,605        $5,220,093       $489,835        $692,082        $760,778          $143,180      $123,933
                                   ==========       ==========        ========        ==========       ========        ========        ========          ========      ========
Year Ended
  December 31, 1999:
      Life Marketing                                                                                   $115,713        $138,044        $147,631        $  29,481       $ 18,201
      Acquisitions                                                                                      114,866         129,806         129,581           19,444         31,178
      Stable Value Contracts                                                                                  -         210,208         175,290              744          4,709
      Annuities                                                                                          24,248         106,599          88,642           19,820         14,617
      Credit Products                                                                                   107,963          24,121          55,899           24,718         44,728
      Corporate and Other                                                                                35,934           9,051          32,613            2,482         17,521
      Adjustments                                                                                             0               0               0                0              0
                                                                                                       --------        --------        --------        ---------       --------
TOTAL                                                                                                  $398,724        $617,829        $629,656        $  96,689       $130,954
                                                                                                       ========        ========        ========        =========       ========
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2) Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                SCHEDULE IV - REINSURANCE
                                    PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                  (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                COL. A                                     COL. B          COL. C          COL. D        COL. E           COL. F
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         PERCENTAGE
                                                                            CEDED TO         ASSUMED                      OF AMOUNT
                                                              GROSS          OTHER          FROM OTHER         NET         ASSUMED
                                                              AMOUNT       COMPANIES        COMPANIES         AMOUNT        TO NET
                                                          ------------    ------------      -----------   ------------     --------
Year Ended December 31, 2001:
   Life insurance in force...........................     $191,105,511    $171,449,182      $23,152,614    $42,808,143      54.1%
                                                          ============    ============      ===========    ===========      =====
Premiums and policy fees:
   Life insurance....................................     $    774,294    $    565,130      $   198,832    $   407,996      48.7%
   Accident and health insurance.....................          181,508         122,747                          58,761       0.0%
   Property and liability insurance..................          158,890          83,274           76,295        151,911      50.2%
                                                          ------------    ------------      -----------    -----------
     TOTAL...........................................     $  1,114,692    $    771,151      $   275,127    $   618,668
                                                          ============    ============      ===========    ===========
Year Ended December 31, 2000:
   Life insurance in force...........................     $153,371,754    $128,374,583      $17,050,342    $42,047,513      40.6%
                                                          ============    ============      ===========    ===========
Premiums and policy fees:
   Life insurance....................................     $    670,113    $    493,793      $   112,668    $   288,988      39.0%
   Accident and health insurance.....................          203,475         128,520           17,164         92,119      18.6%
   Property and liability insurance..................          159,354          63,795           13,169        108,728      12.1%
                                                          ------------    ------------      -----------    -----------
       TOTAL.........................................     $  1,032,942    $    686,108      $   143,001    $   489,835
                                                          ============    ============      ===========    ===========

Year Ended December 31, 1999:
   Life insurance in force...........................     $112,726,959    $ 92,566,755      $17,089,627    $37,249,831      45.9%
                                                          ============    ============      ===========    ===========
Premiums and policy fees:
   Life insurance....................................     $    530,728    $    368,139      $   130,368    $   292,957      44.5%
   Accident and health insurance.....................          153,812          93,657           11,893         72,048      16.5%
   Property and liability insurance..................           34,109             501              111         33,719       0.3%
                                                          ------------    ------------      -----------    -----------
       TOTAL.........................................     $    718,649    $    462,297      $   142,372    $   398,724
                                                          ============    ============      ===========    ===========

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) The following documents are filed as part of this report:

            1. Financial Statements (Item 8)

            2. Financial Statement Schedules (see index annexed)

            3. Exhibits:

The exhibits listed in the Exhibit Index on page 46 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

        (b) Reports on Form 8-K:

            None

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on April 1, 2002.

PROTECTIVE LIFE INSURANCE COMPANY
BY/s/John D. Johns
President

Dated:   April 1, 2002

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

        SIGNATURE                             Title                                  DATE

(i)   Principal Executive Officer
      /S/JOHN D. JOHNS                            President and Chief Executive Officer            April 1, 2002
      ----------------------                      (Principal Executive Officer) and Director
      John D. Johns

(ii) Principal Financial Officer
      /S/ALLEN W. RITCHIE                         Executive Vice President,                        April 1, 2002
      -----------------------                     and Chief Financial Officer and Director
      Allen W. Ritchie

(iii) Principal Accounting Officer
      /S/JERRY W. DEFOOR                          Vice President and Controller,                   April 1, 2002
      -----------------------                     and Chief Accounting Officer
      Jerry W. DeFoor

(iv)  Board of Directors:
      *                                           Director                                         April 1, 2002
      -----------------------
      Richard J. Bielen

      *                                           Director                                         April 1, 2002
      -----------------------
      R. Stephen Briggs

      *                                           Director                                         April 1, 2002
      -----------------------
      J. William Hamer, Jr.

      *                                           Director                                         April 1, 2002
      ----------------------
      T. Davis Keyes

      *                                           Director                                         April 1, 2002
      ----------------------
      Carolyn King

      *                                           Director                                         April 1, 2002
      ----------------------
      Deborah J. Long

      *                                           Director                                         April 1, 2002
      ----------------------
      Jim E. Massengale

      *                                           Director                                         April 1, 2002
      ----------------------
      Steven A. Schultz

      *                                           Director                                         April 1, 2002
      ----------------------
      Wayne E. Stuenkel
*BY/s/JERRY W. DEFOOR
Jerry W. DeFoor
Attorney-in-fact

EXHIBIT INDEX

      ITEM
     NUMBER                                  DOCUMENT
     ------                                  --------
      ****    2          -       Stock Purchase Agreement
         *    3(a)       -       Articles of Incorporation
         *    3(b)       -       By-laws
        **    4(a)       -       Group Modified Guaranteed Annuity Contract
       ***    4(b)       -       Individual Certificate
        **    4(c)       -       Tax-Sheltered Annuity Endorsement
        **    4(d)       -       Qualified Retirement Plan Endorsement
        **    4(e)       -       Individual Retirement Annuity Endorsement
        **    4(f)       -       Section 457 Deferred Compensation Plan Endorsement
         *    4(g)       -       Qualified Plan Endorsement
        **    4(h)       -       Application for Individual Certificate
        **    4(i)       -       Adoption Agreement for Participation in Group Modified Guaranteed
                                 Annuity
       ***    4(j)       -       Individual Modified Guaranteed Annuity Contract
        **    4(k)       -       Application for Individual Modified Guaranteed Annuity Contract
        **    4(l)       -       Tax-Sheltered Annuity Endorsement
        **    4(m)       -       Individual Retirement Annuity Endorsement
        **    4(n)       -       Section 457 Deferred Compensation Plan Endorsement
        **    4(o)       -       Qualified Retirement Plan Endorsement
      ****    4(p)       -       Endorsement - Group Policy
      ****    4(q)       -       Endorsement - Certificate
      ****    4(r)       -       Endorsement - Individual Contract
      ****    4(s)       -       Endorsement (Annuity Deposits) - Group Policy
      ****    4(t)       -       Endorsement (Annuity Deposits) - Certificate
      ****    4(u)       -       Endorsement (Annuity Deposits) - Individual Contracts
     *****    4(v)       -       Endorsement - Individual
     *****    4(w)       -       Endorsement - Group Contract/Certificate
    ******    4(x)       -       Endorsement (96) - Individual
    ******    4(y)       -       Endorsement (96) - Group Contract
    ******    4(z)       -       Endorsement (96) - Group Certificate
    ******    4(aa)      -       Individual Modified Guaranteed Annuity Contract (96)
   *******    4(bb)      -       Settlement Endorsement
********      4(cc)      -       Cancellation Endorsement
         *   10(a)       -       Bond Purchase Agreement
         *   10(b)       -       Escrow Agreement
         *   10(c)       -       Excess Benefit Plan amended and restated as of July 1, 2001.
         *   10(d)       -       Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the
                                 Company's Form 10-Q Quarterly Report filed August 14, 1986.
             10(e)       -       Stock and Asset Purchase Agreement By and Among Protective Life
                                 Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental
                                 Care Holdings, Inc. dated July 9, 2001.
             10(f)       -       Indemnity Reinsurance Agreement By and Between Protective Life
                                 Insurance Company and Fortis Benefits Insurance Company dated
                                 December 31, 2001.
             24          -       Power of Attorney
             99          -       Safe Harbor for Forward-Looking Statements

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