Form 10-Q
period 2002-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2002-05-15
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 6, 2002: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants.........................................
       Consolidated Condensed Statements of Income for the Three Months
           ended March 31, 2002 and 2001 (unaudited).............................
       Consolidated Condensed Balance Sheets as of March 31, 2002
           (unaudited) and December 31, 2001.....................................
       Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2002 and 2001 (unaudited)................
       Notes to Consolidated Condensed Financial Statements (unaudited)..........

   Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations.........................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K.....................................

Signature........................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 2002, and the related consolidated condensed statements of income for the three-month periods ended March 31, 2002 and 2001, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, share-owner’s equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2002

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (Dollars in thousands)
                                                              (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                            -----------------------
                                                                              2002          2001
                                                                              ----          ----
REVENUES
    Premiums and policy fees                                                $367,135      $311,545
    Reinsurance ceded                                                       (183,367)     (143,716)
                                                                            ---------     ---------
    Premiums and policy fees, net of reinsurance ceded                       183,768       167,829
    Net investment income                                                    232,472       194,642
    Realized investment gains (losses)
      Derivative financial instruments                                        (1,318)        3,636
      All other investments                                                      855         3,047
    Other income                                                               8,614         9,459
                                                                            ---------     ---------
                                                                             424,391       378,613
                                                                            ---------     ---------
BENEFITS AND EXPENSES
    Benefits and settlement expenses (net of reinsurance ceded:
      2002 - $149,185; 2001 - $130,557)                                      273,604       252,683
    Amortization of deferred policy acquisition costs                         47,939        27,660
    Amortization of goodwill                                                                   707
    Other operating expenses (net of reinsurance ceded:
      2002 - $33,574; 2001 - $31,820)                                         46,874        38,283
                                                                            ---------     ---------
                                                                             368,417       319,333
                                                                            ---------     ---------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX                                                         55,974        59,280

Income tax expense                                                            16,721        19,307
                                                                            ---------     ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                 39,253        39,973

Income from discontinued operations, net of income tax                                       3,536

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                                      39,253        43,509

Cumulative effect of change in accounting principle                                         (8,341)
                                                                           ----------    ----------

NET INCOME                                                                  $ 39,253      $ 35,168
                                                                           ==========    ==========

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (Dollars in thousands)

                                                                                   MARCH 31                   DECEMBER 31
                                                                                     2002                        2001
                                                                                  -----------               --------------
                                                                                  (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market                                                  $10,207,197                $ 9,812,091
     Equity securities, at market                                                      62,321                     60,493
     Mortgage loans on real estate                                                  2,552,396                  2,512,844
     Investment in real estate, net of accumulated depreciation                        24,028                     24,173
     Policy loans                                                                     515,412                    521,840
     Other long-term investments                                                       88,430                    100,686
     Short-term investments                                                           126,210                    228,396
                                                                                  ------------               ------------
       Total investments                                                           13,575,994                 13,260,523

   Cash                                                                                57,627                    107,166
   Accrued investment income                                                          164,517                    158,841
   Accounts and premiums receivable, net                                               94,844                     55,809
   Reinsurance receivables                                                          2,190,249                  2,173,987
   Deferred policy acquisition costs                                                1,589,281                  1,532,683
   Goodwill, net                                                                       35,143                     35,992
   Property and equipment, net                                                         45,269                     46,337
   Other assets                                                                       236,910                    219,355
   Assets related to separate accounts
     Variable Annuity                                                               1,877,209                  1,873,195
     Variable Universal Life                                                          121,233                    114,618
     Other                                                                              4,055                      3,997
                                                                                  ------------               ------------
                                                                                  $19,992,331                $19,582,503
                                                                                  ============               ============
LIABILITIES
   Policy liabilities and accruals                                                $ 7,963,740                $ 7,876,338
   Stable value investment contract deposits                                        4,082,431                  3,716,530
   Annuity deposits                                                                 3,363,364                  3,248,218
   Other policyholders' funds                                                         129,762                    132,124
   Securities sold under repurchase agreements                                         44,500                    117,000
   Other liabilities                                                                  435,527                    410,621
   Accrued income taxes                                                                 9,353                    125,835
   Deferred income taxes                                                              110,525                     72,403
   Debt:
     Notes payable                                                                      2,284                      2,291
     Indebtedness to related parties                                                    6,000                      6,000
   Liabilities related to separate accounts
     Variable Annuity                                                               1,877,209                  1,873,195
     Variable Universal Life                                                          121,233                    114,618
     Other                                                                              4,055                      3,997
                                                                                  ------------               ------------
                                                                                   18,149,983                 17,699,170
                                                                                  ------------               ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000, liquidation preference $2,000                            2                          2
   Common Stock, $1.00 par value, shares
     authorized and issued:  5,000,000                                                  5,000                      5,000
   Additional paid-in capital                                                         785,419                    785,419
   Note receivable from PLC Employee Stock Ownership Plan                              (3,838)                    (4,499)
   Retained earnings                                                                1,083,495                  1,044,243
   Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on investments (net of income
       tax: 2002 - $(14,932); 2001 - $28,629)                                         (27,730)                    53,168
                                                                                  ------------               ------------
                                                                                    1,842,348                  1,883,333
                                                                                  ------------               ------------
                                                                                  $19,992,331                $19,582,503
                                                                                  ============               ============
See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)
                                                              (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                  -----------------------------
                                                                                      2002             2001
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $  39,253        $  35,168
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Realized investment losses(gains)                                                   463           (6,683)
     Amortization of deferred policy acquisition costs                                47,939           29,383
     Capitalization of deferred policy acquisition costs                             (84,225)         (63,717)
     Depreciation expense                                                              2,662            2,809
     Deferred income tax                                                              18,940          (10,670)
     Accrued income tax                                                              (56,973)          21,004
     Amortization of goodwill                                                                           2,075
     Interest credited to universal life and investment products                     225,670          182,989
     Policy fees assessed on universal life and investment products                  (94,773)         (50,768)
     Change in accrued investment income and other receivables                       (60,973)         (48,895)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                        64,632           25,441
     Change in other liabilities                                                      23,775           52,461
     Other (net)                                                                     (15,143)          14,602
                                                                                  -----------       ----------
   Net cash provided by operating activities                                         111,247          185,199
                                                                                  -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                2,133,427        4,142,786
     Other                                                                            51,030           60,310
   Sale of investments
     Investments available for sale                                                2,567,683          249,286
     Other
   Cost of investments acquired
     Investments available for sale                                               (5,125,362)      (4,793,751)
     Other                                                                           (85,056)        (121,463)
   Cost of acquisitions and bulk reinsurance assumptions                                              137,754
   Purchase of property and equipment                                                 (1,698)          (1,882)
   Sale of property and equipment                                                         43
                                                                                  -----------      -----------
   Net cash used in investing activities                                            (459,933)        (326,960)
                                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt             1,180,472
   Principal payments on line of credit arrangements and debt                     (1,252,979)
   Capital contribution from PLC                                                                       91,000
   Investment product deposits and change in universal life deposits                 679,264          323,534
   Investment product withdrawals                                                   (307,610)        (259,501)
                                                                                  -----------      -----------
   Net cash provided by financing activities                                         299,147          155,033
                                                                                  -----------      -----------
INCREASE (DECREASE) IN CASH                                                          (49,539)          13,272
CASH AT BEGINNING OF PERIOD                                                          107,166           33,517
                                                                                  -----------      -----------
CASH AT END OF PERIOD                                                             $   57,627       $   46,789
                                                                                  ===========      ===========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in tables are in thousands)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2001.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - OPERATING SEGMENTS

        Protective Life operates several business segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

         Life Insurance

The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

         Retirement Savings and Investment Products

The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, bank trust departments, and money market funds, and to institutional investors through the issuance of funding agreement backed notes.

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

         Specialty Insurance Products

The Credit Products segment markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

         Corporate and Other

Protective Life has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which the Company is not actively marketing (mostly cancer insurance and group annuities).

Protective Life uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax, adjusted to exclude any pretax minority interest in income of consolidated subsidiaries. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which most appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

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

        In December 2001, Protective Life sold substantially all of its Dental Division and discontinued other Dental related operations (See Note K - “Discontinued Operations”). Additionally, other adjustments were made to combine its life marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                    THREE MONTHS ENDED MARCH 31, 2002
                                                 ---------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------              ------------        ---------
Premiums and policy fees                           $149,422          $ 81,364                                     $  6,609
Reinsurance ceded                                  (100,015)          (18,003)
                                                   ---------         ---------                                    ---------
   Net of reinsurance ceded                          49,407            63,361                                        6,609
Net investment income                                50,268            58,710                   $59,507             51,944
Realized investment gains (losses)                                                                  521                382
Other income                                            218               549                                          892
                                                   ---------         ---------                  --------          ---------
       Total revenues                                99,893           122,620                    60,028             59,827
                                                   ---------         ---------                  --------          ---------
Benefits and settlement expenses                     63,131            79,244                    48,829             42,387
Amortization of deferred policy
   acquisition costs                                 16,191             8,909                       565              6,994
Other operating expenses                             (1,218)           10,878                       885              5,768
                                                   ---------         ---------                  --------          ---------
       Total benefits and expenses                   78,104            99,031                    50,279             55,149
                                                   ---------         ---------                  --------          ---------
Income from continuing operations
   before income tax                                 21,789            23,589                     9,749              4,678

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                               CORPORATE
                                                          CREDIT                  AND                              TOTAL
                                                         PRODUCTS                OTHER        ADJUSTMENTS       CONSOLIDATED
                                                         --------               --------      -----------       ------------
Premiums and policy fees                                 $116,886               $12,854                          $367,135
Reinsurance ceded                                         (61,732)               (3,617)                         (183,367)
                                                         ---------              --------                         ---------
   Net of reinsurance ceded                                55,154                 9,237                           183,768
Net investment income                                      11,095                   948                           232,472
Realized investment gains (losses)                                                             $ (1,366)             (463)
Other income                                                6,917                    38                             8,614
                                                         ---------              --------       ---------         ---------
       Total revenues                                      73,166                10,223          (1,366)          424,391
                                                         ---------              --------       ---------         ---------
Benefits and settlement expenses                           32,008                 8,005                           273,604
Amortization of deferred policy
   acquisition costs                                       14,839                   441                            47,939
Other operating expenses                                   17,653                12,908                            46,874
                                                         ---------              --------                         ---------
       Total benefits and expenses                         64,500                21,354                           368,417
                                                         ---------              --------                         ---------
Income from continuing operations
   before income tax                                        8,666               (11,131)                           55,974
Income tax expense                                                                               16,721            16,721
                                                                                                                 ---------
Net income                                                                                                       $ 39,253
                                                                                                                 =========

                                                                           OPERATING SEGMENT INCOME FOR THE
                                                                           THREE MONTHS ENDED MARCH 31, 2001
                                                 --------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS         ANNUITIES
                                                   ---------        ------------              ------------       ---------
Premiums and policy fees                           $117,899           $50,945                                     $ 7,345
Reinsurance ceded                                   (67,191)           (8,046)
                                                   ---------          --------                                    --------
   Net of reinsurance ceded                          50,708            42,899                                       7,345
Net investment income                                40,773            40,872                   $65,255            37,479
Realized investment gains (losses)                                                                2,444               169
Other income                                            254                                                           819
                                                   ---------          --------                  --------          --------
       Total revenues                                91,735            83,771                    67,699            45,812
                                                   ---------          --------                  --------          --------
Benefits and settlement expenses                     62,195            58,032                    55,464            31,044
Amortization of deferred policy
   acquisition costs and goodwill                     7,494             4,565                       245             5,888
Other operating expenses                              3,462             6,000                       996             5,815
                                                   ---------          --------                  --------          --------
       Total benefits and expenses                   73,151            68,597                    56,705            42,747
                                                   ---------          --------                  --------          --------
Income from continuing operations
   before income tax                                 18,584            15,174                    10,994             3,065

                                                     SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                               TOTAL
                                                         PRODUCTS               OTHER         ADJUSTMENTS      CONSOLIDATED
                                                         --------              -------        -----------      ------------
Premiums and policy fees                                 $123,460              $11,896                           $311,545
Reinsurance ceded                                         (65,846)              (2,633)                          (143,716)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                                57,614                9,263                            167,829
Net investment income                                      11,906               (1,643)                           194,642
Realized investment gains (losses)                                                              $ 4,070             6,683
Other income                                                8,136                  250                              9,459
                                                         ---------             --------         --------         ---------
       Total revenues                                      77,656                7,870            4,070           378,613
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           38,758                7,190                            252,683
Amortization of deferred policy
   acquisition costs and goodwill                           9,664                  511                             28,367
Other operating expenses                                   19,305                2,705                             38,283
                                                         ---------             --------                          ---------
       Total benefits and expenses                         67,727               10,406                            319,333
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                        9,929               (2,536)                            59,280
Income tax expense                                                                               19,307            19,307
Income from discontinued operations,
   net of income tax                                                                              3,536             3,536
Change in accounting principle,
   net of income tax                                                                             (8,341)           (8,341)
                                                                                                                 ---------
Net income                                                                                                       $ 35,168
                                                                                                                 =========

                                                                     OPERATING SEGMENT ASSETS
                                                                          MARCH 31, 2002
                                                 ---------------------------------------------------------------------------
                                                                                                  RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                             INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING       ACQUISITIONS                CONTRACTS          ANNUITIES
                                                  -----------      ------------              ------------        -----------
Investments and other assets                      $3,538,961        $4,102,669                $4,096,465         $4,810,619
Deferred policy acquisition costs
   and goodwill                                      890,928           399,563                     6,589            146,117
                                                  -----------       -----------               -----------        -----------
       Total assets                               $4,429,889        $4,502,232                $4,103,054         $4,956,736
                                                  ===========       ===========               ===========        ===========

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                               TOTAL
                                                         PRODUCTS               OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        ----------             --------       -----------       ------------
Investments and other assets                            $1,022,610             $680,259         $116,324        $18,367,907
Deferred policy acquisition costs
   and goodwill                                            173,218                8,009                           1,624,424
                                                        -----------            ---------        ---------       ------------
       Total assets                                     $1,195,828             $688,268         $116,324        $19,992,331
                                                        ===========            =========        =========       ============

                                                                     OPERATING SEGMENT ASSETS
                                                                        DECEMBER 31, 2001
                                                 ----------------------------------------------------------------------------
                                                                                                  RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                             INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING       ACQUISITIONS               CONTRACTS          ANNUITIES

Investments and other assets                      $3,431,441        $4,091,672                $3,872,637         $4,501,667
Deferred policy acquisition costs
   and goodwill                                      829,021           418,268                     6,374            128,488
                                                  -----------       -----------               -----------        -----------
       Total assets                               $4,260,462        $4,509,940                $3,879,011         $4,630,155
                                                  ===========       ===========               ===========        ===========

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                               TOTAL
                                                         PRODUCTS               OTHER          ADJUSTMENTS      CONSOLIDATED
                                                        ----------             --------        -----------      ------------
Investments and other assets                            $1,050,546             $955,984         $109,881        $18,013,828
Deferred policy acquisition costs
   and goodwill                                            177,874                8,650                           1,568,675
                                                        -----------            ---------        ---------       ------------
       Total assets                                     $1,228,420             $964,634         $109,881        $19,582,503
                                                        ===========            =========        =========       ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (i.e., GAAP) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. At March 31, 2002, and for the three months then ended, Protective Life and its life insurance subsidiaries had combined share-owner's equity and a net loss prepared in conformity with statutory reporting practices of $792.4 million and $5.5 million, respectively.

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standard ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owner's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise. Therefore, although the application of SFAS No. 115 does not affect Protective Life's operations, its reported share-owner's equity will fluctuate significantly as interest rates change.

        Protective Life's balance sheets at March 31, 2002 and December 31, 2001, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                  MARCH 31                        DECEMBER 31
                                                -----------                       -----------

Total investments                               $13,617,865                       $13,157,623
Deferred policy acquisition costs                 1,590,072                         1,553,786
All other assets                                  4,827,056                         4,789,297
                                                -----------                       -----------
                                                $20,034,993                       $19,500,706
                                                ===========                       ===========

Deferred income taxes                           $   125,457                       $    43,774
All other liabilities                            18,039,458                        17,626,767
                                                -----------                       -----------
                                                 18,164,915                        17,670,541
Share-owner's equity                              1,870,078                         1,830,165
                                                -----------                       -----------
                                                $20,034,993                       $19,500,706
                                                ===========                       ===========

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. Protective Life adopted SFAS No. 142 in the first quarter of 2002. Protective Life expects the adoption of SFAS No. 142 to result in the elimination of up to $3.5 million of goodwill amortization in 2002. Protective Life is in the process of performing an impairment test on goodwill that will be completed by June 30, 2002. At this time, Protective Life does not believe there will be an impairment loss in 2002.

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

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

Fair-Value Hedges

        Protective Life has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective Life excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the three months ended March 31, 2002, total measured ineffectiveness for the fair value hedging relationships and the excluded time value component was insignificant. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

Cash-Flow Hedges

        Protective Life has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the three months ended March 31, 2002, Protective Life recognized total pre-tax gains of $1.3 million representing the change in fair value of these derivative instruments.

        On its foreign currency swaps, Protective Life recognized a $9.3 million pre-tax loss for the first three months of fiscal 2002 while recognizing a $7.4 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for a interest rate swap that converts the remaining host bond to a variable rate instrument. For the three months ended March 31, 2002, Protective Life recognized a $3.8 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $4.5 million pre-tax loss to separately record the embedded equity options at fair value.

NOTE H - COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31
                                                                                                  --------------------------
                                                                                                      2002            2001
                                                                                                      ----            ----
Net income                                                                                         $ 39,253        $ 35,168
Change in net unrealized gains/losses
   on investments (net of income tax: 2002 - $(43,261); 2001 - $45,790)                             (80,342)         85,038
Reclassification adjustment for amounts
   included in net income (net of income tax: 2002 - $(299) 2001 -$(1,067))                            (556)         (1,981)
Transition adjustment on derivative financial
   instruments (net of income tax: 2001 - $2,127)                                                                     3,951
                                                                                                   ---------       ---------
Comprehensive income                                                                               $(41,645)       $122,176
                                                                                                   =========       =========

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the periods presented below:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                          --------------------------
                                                                           2002                2001
                                                                           ----                ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of principal on note from ESOP                                $661             $     342
   Acquisitions and bulk reinsurance assumptions
       Assets acquired, net of cash                                                           658,200
       Liabilities assumed                                                                   (795,954)
       Equity from subsidiary transfer
                                                                                            ----------
       Net                                                                                  $(137,754)
                                                                                            ==========

NOTE J - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

NOTE K - DISCONTINUED OPERATIONS

        On December 31, 2001, PLC completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. The results of the operations of the Dental Division as related to Protective Life have been included herein as discontinued operations.

NOTE L - ACQUISITIONS

        In October 2001, Protective Life completed the acquisition of Inter-State Assurance Company and First Variable Life Insurance Company. The transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their effective date.

        Summarized below are the consolidated results of operations for the three months ended March 31, 2001, on an unaudited pro forma basis, as if the acquisitions had occurred as of January 1, 2001. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 2001
                                                       ------------------
                                                          (UNAUDITED)

    Total revenues                                         $401,719
    Net income                                               38,093

NOTE M - SUBSEQUENT EVENT

        On April 2, 2002, Protective Life announced that it had agreed to coinsure a block of traditional life and interest-sensitive policies from Conseco Variable Insurance Company. The agreement is subject to regulatory approval. In the transaction, Protective Life will receive approximately $470 million of reserves and pay a ceding allowance of approximately $49.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Protective Life Insurance Company (“Protective Life”) is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol “PL”. Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, “Protective Life” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

        In accordance with General Instruction H(2)(a), Protective Life includes the following analysis with the reduced disclosure format.

        Protective Life operates several business segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. Protective Life’s operating segments are Life Marketing, Acquisitions, Stable Value Contracts, Annuities and Credit Products. Protective Life also has an additional business segment referred to as Corporate and Other.

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

        In the conduct of business, Protective Life makes certain assumptions regarding the mortality, persistency, expenses and interest rates (or other factors appropriate to the type of business) it expects to experience in future periods. Similar assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other items. Protective Life’s actual experience, as well as changes in estimates, are components of Protective Life’s statements of income.

        It is management’s opinion that quarterly operating results for insurance enterprises are not necessarily indicative of results to be achieved in succeeding quarters, and that a review of operating results over a longer period yields a better understanding of Protective Life’s performance.

RESULTS OF CONTINUING OPERATIONS

Revenues

        The following table sets forth revenues by source for the period shown:

                                                                         THREE MONTHS
                                                                             ENDED
                                                                            MARCH 31
                                                                  -------------------------
                                                                        (IN THOUSANDS)
                                                                    2002            2001
                                                                    ----            ----
         Premiums and policy fees                                 $183,768        $167,829
         Net investment income                                     232,472         194,642
         Realized investment gains (losses)
           Derivative financial instruments                         (1,318)          3,636
           All other investments                                       855           3,047
         Other income                                                8,614           9,459
                                                                  ---------       ---------
                                                                  $424,391        $378,613
                                                                  =========       =========

        Premiums and policy fees, net of reinsurance ceded, increased $15.9 million or 9.5% in the first three months of 2002 over the three months of 2001. Premiums and policy fees in the Life Marketing segment decreased $1.3 million in the first three months of 2002 as compared to the same period in 2001 due to a higher amount of reinsurance ceded. Premiums and policy fees in the Acquisitions segment are expected to decline with time unless new acquisitions are made. In October 2001, Protective Life acquired Inter-State Assurance Company and First Variable Life Insurance Company from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc. This acquisition resulted in a $19.8 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks increased $0.7 million in the first three months of 2002 as compared to the same period last year. Premiums and policy fees from the Annuities segment decreased $0.7 million in the first three months of 2002 as compared to the same period last year. Premiums and policy fees from the Credit Products segment decreased $2.5 million in the first three months of 2002 as compared to the first three months of 2001. There was no material change in premiums and policy fees relating to the various insurance lines in the Corporate and Other segment.

        Net investment income in the first three months of 2002 increased by $37.8 million over the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The October 2001 acquisitions resulted in an increase in investment income of $9.8 million.

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

        Realized investment losses related to derivative financial instruments were $1.3 million for the first three months of 2002 compared to gains of $3.6 million in the same period of 2001. The change is due to the general decline in interest rates. Realized investment gains related to all other investments were $0.9 million for the first three months of 2002 compared to a gain of $3.0 million for the corresponding period of 2001.

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In the first three months of 2002 as compared to the same period of 2001, revenues from Protective Life’s service contract business decreased $0.4 million. Income from other sources decreased $0.4 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                            OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                  (IN THOUSANDS)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                   -------------------------
                                                                                                      2002            2001
Operating Income (Loss)(1)                                                                            ----            ----
Life Insurance
     Life Marketing                                                                                $ 21,789        $ 18,584
     Acquisitions                                                                                    23,589          15,174
Retirement Savings and Investment Products
     Stable Value Contracts                                                                           9,228           8,550
     Annuities                                                                                        4,662           3,065
Specialty Insurance Products
     Credit Products                                                                                  8,666           9,929
Corporate and Other                                                                                 (11,131)         (2,536)
                                                                                                    --------         -------
     Total operating income                                                                          56,803          52,766
                                                                                                    --------         -------
Realized Investment Gains (Losses)
     Stable Value Contracts                                                                             521           2,444
     Annuities                                                                                          382             169
     Unallocated Realized Investment Gains (Losses)                                                  (1,366)          4,070
Related Amortization of Deferred Policy
  Acquisition Costs
     Investment Products                                                                               (366)           (169)
                                                                                                    --------         -------
     Total, net                                                                                        (829)          6,514
                                                                                                    --------         -------

Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                                                                  21,789          18,584
     Acquisitions                                                                                    23,589          15,174
Retirement Savings and Investment Products
     Stable Value Contracts                                                                           9,749          10,994
     Annuities                                                                                        4,678           3,065
Specialty Insurance Products
     Credit Products                                                                                  8,666           9,929
Corporate and Other                                                                                 (11,131)         (2,536)
Unallocated Realized Investment Gains (Losses)                                                       (1,366)          4,070
                                                                                                    --------        --------
           Total income before income tax                                                           $55,974         $59,280
                                                                                                    ========        ========

(1)   Income from continuing operations before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $21.8 million in the first three months of 2002 compared to $18.6 million in the same period of 2001. The increase is attributable to growth through sales.

        Pretax operating income from the Acquisitions segment was $23.6 million in the first three months of 2002, an increase of $8.4 million from the first three months of 2001. Earnings from the Inter-State and First Variable acquisitions contributed $3.1 million in the first three months of 2002. Operating income related to a block of business coinsured in early 2001 increased $1.3 million in the first quarter of 2002 as compared to the same period in 2001. Mortality experience in the segment was approximately $0.7 million more favorable in the first three months of 2002 than in the first three months of 2001. The segment also benefited from increased investment income in the first quarter of 2002.

        The Stable Value Contracts segment had pretax operating income of $9.2 million in the first quarter of 2002 as compared to $8.6 million in the corresponding period of 2001. The increase is due to an increase in account balances and a widening of operating spreads.

        The Annuities segment’s pretax operating income for the first three months of 2002 was $4.7 million as compared to $3.1 million in the first three months of 2001. The increase reflects the segment’s growth through sales.

        The Credit Products segment had pretax operating income of $8.7 million in the first quarter of 2002 as compared to $9.9 million for the same period in 2001. The decrease was attributable to slightly lower sales volume and negative claims experience in the current quarter. Included in the segment’s pretax income for the current quarter was $2.7 million of income related to the sale of the inactive charter of a small subsidiary. The segment’s future results are expected to continue to be negatively impacted by the general weakness in the overall economy.

        The Corporate and Other segment consist primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had a pretax operating loss of $11.1 million in the first quarter of 2002 as compared to a pretax operating loss of $2.5 million in the first quarter of 2001. The decline in income as compared to the same quarter last year is primarily due to a decline in participating mortgage income and an increase in expenses.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                           ---------------------
                                                           2002            2001
                                                           ----            ----
     Estimated Effective Income Tax Rates                  29.9%           32.6%

        The effective income tax rate for the full year of 2001 was 32.9%. Management's estimate of the effective income tax rate for 2002 is between 33% and 34%.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle for the periods shown:

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                    -------------------------
                                                      2002            2001
                                                      ----            ----
         Total (in thousands)                       $39,253          $39,973

        Compared to the same period in 2001, net income from continuing operations before cumulative effect of change in accounting principle in the first three months of 2002 decreased $0.7 million, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, and Annuities segments offset by lower operating results in the Credit Products and Corporate and Other segments, as well as realized investment losses in 2002 as compared to gains in 2001.

Recently Issued Accounting Standards

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

Contractual Obligations

        The table below sets forth future maturities of debt and stable value contracts.

          (IN THOUSANDS)                 2002            2003-2004            2005-2006        AFTER 2006
          --------------                 ----            ---------            ---------        ----------
   Stable Value Contracts              $642,390          $1,890,434            $1,196,340        $353,267
   Notes Payable                                              2,284
   Securities sold under
        repurchase agreements            44,500

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)      Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Insurance Company

Date:	May 15, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)