Form 10-Q
period 2002-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2002-08-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 9, 2002: 5,000,000 shares.

The registrant meets the conditions set forth in General Instruction H(1)(a)and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format pursuant to General Instruction H(2)

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Six Months ended June 30, 2002 and 2001 (unaudited)..................
       Consolidated Condensed Balance Sheets as of June 30, 2002
           (unaudited) and December 31, 2001....................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2002 and 2001 (unaudited)..................
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Narrative Analysis of the Results of Operations........

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 2002, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
August 14, 2002

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30                             JUNE 30
                                                               -----------------------             ------------------------
                                                                 2002            2001                 2002          2001
                                                                 ----            ----                 ----          ----
REVENUES
    Premiums and policy fees                                   $395,821        $324,597             $762,956      $636,142
    Reinsurance ceded                                          (211,138)       (176,689)            (394,505)     (320,405)
                                                               ---------       ---------            ---------     ---------
      Premiums and policy fees, net of reinsurance ceded        184,683         147,908              368,451       315,737
    Net investment income                                       241,315         204,264              473,787       398,906
    Realized investment gains (losses)
      Derivative financial instruments                            1,467          (3,133)                 149           503
      All other investments                                       7,205          (2,081)               8,060           966
    Other income                                                 12,087           8,153               20,701        17,612
                                                               ---------       ---------            ---------     ---------
                                                                446,757         355,111              871,148       733,724
                                                               ---------       ---------            ---------     ---------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $180,959; 2001 - $98,131
      six months: 2002 - $330,144; 2001 - $200,569)             294,465         233,262              568,069       485,944
    Amortization of deferred policy acquisition costs            40,397          37,224               88,336        64,884
    Amortization of goodwill                                          0             706                    0         1,413
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $42,655; 2001 - $52,042
      six months: 2002 - $76,229; 2001 - $81,993)                35,246          33,353               82,120        71,637
                                                               ---------       ---------            ---------     ---------
                                                                370,108         304,545              738,525       623,878
                                                               ---------       ---------            ---------     ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX                                             76,649          50,566              132,623       109,846

Income tax expense                                               26,357          18,065               43,078        37,372
                                                               ---------       ---------            ---------     ---------
INCOME FROM CONTINUING OPERATIONS
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                       50,292          32,501               89,545        72,474

Loss from discontinued operations, net of income tax                  0          (6,275)                   0        (2,739)

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                50,292          26,226               89,545        69,735

Cumulative effect of change in accounting principle                                                                 (8,341)
                                                              ----------       ---------           ----------     ---------

NET INCOME                                                    $  50,292        $ 26,226             $ 89,545      $ 61,394
                                                              ==========       =========           ==========     =========

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (DOLLARS IN THOUSANDS)

                                                                                     JUNE 30                   DECEMBER 31
                                                                                      2002                        2001
                                                                                  ------------                 -----------
                                                                                   (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market                                                  $11,037,744                $ 9,812,091
     Equity securities, at market                                                      55,913                     60,493
     Mortgage loans on real estate                                                  2,600,613                  2,512,844
     Investment in real estate, net of accumulated depreciation                        19,761                     24,173
     Policy loans                                                                     551,987                    521,840
     Other long-term investments                                                      146,463                    100,686
     Short-term investments                                                           240,891                    228,396
                                                                                  ------------               ------------
       Total investments                                                           14,653,372                 13,260,523

   Cash                                                                                19,454                    107,166
   Accrued investment income                                                          167,385                    158,841
   Accounts and premiums receivable, net                                               87,905                     55,809
   Reinsurance receivables                                                          2,192,843                  2,173,987
   Deferred policy acquisition costs                                                1,646,038                  1,532,683
   Goodwill, net                                                                       35,143                     35,992
   Property and equipment, net                                                         43,551                     46,337
   Other assets                                                                       227,690                    219,355
   Assets related to separate accounts
     Variable annuity                                                               1,691,789                  1,873,195
     Variable universal life                                                          113,570                    114,618
     Other                                                                              4,158                      3,997
                                                                                  ------------               ------------
                                                                                  $20,882,898                $19,582,503
                                                                                  ============               ============
LIABILITIES
   Policy liabilities and accruals                                                $ 8,577,933                $ 7,876,338
   Stable value investment contract deposits                                        4,078,763                  3,716,530
   Annuity account balances                                                         3,603,722                  3,248,218
   Other policyholders' funds                                                         144,422                    132,124
   Securities sold under repurchase agreements                                              0                    117,000
   Other liabilities                                                                  436,668                    410,621
   Accrued income taxes                                                                18,020                    125,835
   Deferred income taxes                                                              182,028                     72,403
   Debt
     Notes payable                                                                      2,277                      2,291
     Indebtedness to related parties                                                    4,000                      6,000
   Liabilities related to separate accounts
     Variable annuity                                                               1,691,789                  1,873,195
     Variable universal life                                                          113,570                    114,618
     Other                                                                              4,158                      3,997
                                                                                  ------------               ------------
                                                                                   18,857,350                 17,699,170
                                                                                  ------------               ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000, liquidation preference $2,000                            2                          2
   Common Stock, $1.00 par value, shares
     authorized and issued:  5,000,000                                                  5,000                      5,000
   Additional paid-in capital                                                         784,296                    785,419
   Note receivable from PLC Employee Stock Ownership Plan                              (3,838)                    (4,499)
   Retained earnings                                                                1,133,787                  1,044,243
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2002 - $57,239; 2001 - $28,629)                                           106,301                     53,168
                                                                                  ------------               ------------
                                                                                    2,025,548                  1,883,333
                                                                                  ------------               ------------
                                                                                  $20,882,898                $19,582,503
                                                                                  ============               ============

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)
                                                              (Unaudited)

                                                                                                       SIX MONTHS ENDED
                                                                                                            JUNE 30
                                                                                                 ------------------------------
                                                                                                      2002             2001
                                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                    $   89,545        $   61,394
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment gains                                                                       (8,209)           (1,469)
     Amortization of deferred policy acquisition costs                                               88,336            68,399
     Capitalization of deferred policy acquisition costs                                           (189,860)         (126,277)
     Depreciation expense                                                                             5,560             5,952
     Deferred income tax                                                                             81,015           (19,445)
     Accrued income tax                                                                            (107,815)           53,289
     Amortization of goodwill                                                                             0             4,149
     Interest credited to universal life and investment products                                    560,416           421,869
     Policy fees assessed on universal life and investment products                                (122,447)         (101,607)
     Change in accrued investment income and other receivables                                      (50,447)          (16,698)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                       47,199            14,472
     Change in other liabilities                                                                     24,885            82,497
     Other (net)                                                                                     (5,130)          (15,461)
                                                                                                ------------       -----------
   Net cash provided by operating activities                                                        413,048           431,064
                                                                                                ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                               4,436,562         9,402,613
     Other                                                                                          148,496           140,734
   Sale of investments
     Investments available for sale                                                               4,326,372           938,665
     Other                                                                                            4,218             1,363
   Cost of investments acquired
     Investments available for sale                                                              (9,661,370)      (11,228,329)
     Corporate owned life insurance                                                                       0          (100,000)
     Other                                                                                         (216,729)         (170,818)
   Acquisitions and bulk reinsurance assumptions                                                    130,515           137,754
   Purchase of property and equipment                                                                (3,504)           (6,119)
   Sale of property and equipment                                                                        48                 0
                                                                                                ------------      ------------
   Net cash used in investing activities                                                           (835,392)         (884,137)
                                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                            1,987,272           512,600
   Principal payments on line of credit arrangements and debt                                    (2,104,285)         (454,300)
   Capital contribution from PLC                                                                          0            91,000
   Principal payment on surplus notes to PLC                                                         (2,000)           (2,000)
   Investment product deposits and change in universal life deposits                              1,040,707           929,479
   Investment product withdrawals                                                                  (587,062)         (604,223)
                                                                                               -------------      ------------
   Net cash provided by financing activities                                                        334,632           472,556
                                                                                               -------------      ------------

(DECREASE)/INCREASE IN CASH                                                                         (87,712)           19,483
CASH AT BEGINNING OF PERIOD                                                                         107,166            33,517
                                                                                               -------------      ------------
CASH AT END OF PERIOD                                                                          $     19,454       $    53,000
                                                                                               =============      ============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2001.

        Protective Life is a wholly-owned subsidiary of Protective Life Corporation ("PLC").

NOTE B - COMMITMENTS AND CONTINGENT LIABILITIES

        Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not currently believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business, is involved in such litigation or, alternatively, arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

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

        Retirement Savings and Investment Products

The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.

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

        Corporate and Other

Protective Life has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which Protective Life is not actively marketing (mostly cancer insurance and group annuities).

        Protective Life uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax, adjusted to exclude any pretax minority interest in income of consolidated subsidiaries. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

        Assets are allocated based on policy liabilities and deferred policy acquisition costs directly attributable to each segment.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations. The reduction in the goodwill balance in the Credit Products segment relates to the sale of a small subsidiary in the first quarter of 2002.

        In December 2001, Protective Life sold substantially all of its Dental Division and discontinued other Dental Division related operations (See Note K - “Discontinued Operations”). Additionally, other adjustments were made to combine its life marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                       SIX MONTHS ENDED JUNE 30, 2002
                                                    -------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                        INVESTMENT PRODUCTS

                                                      LIFE                                  STABLE VALUE
                                                   MARKETING       ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------       ------------             -------------        ---------
Premiums and policy fees                           $309,291          $156,171                                     $ 13,450
Reinsurance ceded                                  (223,143)          (35,892)
                                                   ---------         ---------                                    ---------
   Net of reinsurance ceded                          86,148           120,279                                       13,450
Net investment income                               101,509           117,512                  $121,533            105,454
Realized investment gains (losses)                                                                  256              3,237
Other income                                            380             1,073                                        1,795
                                                   ---------         ---------                 ---------          ---------
       Total revenues                               188,037           238,864                   121,789            123,936
                                                   ---------         ---------                 ---------          ---------
Benefits and settlement expenses                    123,890           156,177                    98,911             87,448
Amortization of deferred policy
   acquisition costs                                 28,297            16,706                     1,160             13,677
Other operating expenses                            (12,714)           21,909                     1,947             11,577
                                                   ---------         ---------                 ---------          ---------
       Total benefits and expenses                  139,473           194,792                   102,018            112,702
                                                   ---------         ---------                 ---------          ---------
Income from continuing operations
   before income tax                                 48,564            44,072                    19,771             11,234

                                                    SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                               TOTAL
                                                         PRODUCTS               OTHER        ADJUSTMENTS       CONSOLIDATED
                                                         --------              -------       -----------       ------------
Premiums and policy fees                                 $255,428              $28,616                           $762,956
Reinsurance ceded                                        (125,087)             (10,383)                          (394,505)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                               130,341               18,233                            368,451
Net investment income                                      21,983                5,796                            473,787
Realized investment gains (losses)                                                              $ 4,716             8,209
Other income                                               16,950                  503                             20,701
                                                         ---------             --------         --------         ---------
       Total revenues                                     169,274               24,532            4,716           871,148
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           84,549               17,094                            568,069
Amortization of deferred policy
   acquisition costs                                       27,687                  809                             88,336
Other operating expenses                                   44,504               14,897                             82,120
                                                         ---------             --------                          ---------
       Total benefits and expenses                        156,740               32,800                            738,525
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                       12,534               (8,268)                           132,623
Income tax expense                                                                               43,078            43,078
                                                                                                                 ---------
Net income                                                                                                       $ 89,545
                                                                                                                 =========

                                                                      OPERATING SEGMENT INCOME FOR THE
                                                                      THREE MONTHS ENDED JUNE 30, 2002
                                                   ----------------------------------------------------------------------------
                                                                                                 RETIREMENT SAVINGS AND
                                                           LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------             -------------        ---------
Premiums and policy fees                           $159,869          $ 74,807                                      $ 6,841
Reinsurance ceded                                  (123,128)          (17,889)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                          36,741            56,918                                        6,841
Net investment income                                51,241            58,802                   $62,026             53,510
Realized investment gains (losses)                                                                 (265)             2,855
Other income                                            162               524                                          903
                                                   ---------         ---------                  --------           --------
       Total revenues                                88,144           116,244                    61,761             64,109
                                                   ---------         ---------                  --------           --------
Benefits and settlement expenses                     60,759            76,933                    50,082             45,061
Amortization of deferred policy
   acquisition costs                                 12,106             7,797                       595              6,683
Other operating expenses                            (11,496)           11,031                     1,062              5,809
                                                   ---------         ---------                  --------           --------
       Total benefits and expenses                   61,369            95,761                    51,739             57,553
                                                   ---------         ---------                  --------           --------
Income from continuing operation
   before income tax                                 26,775            20,483                    10,022              6,556

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                               CORPORATE
                                                          CREDIT                  AND                              TOTAL
                                                         PRODUCTS                OTHER       ADJUSTMENTS        CONSOLIDATED
                                                         --------               --------     -----------        ------------
Premiums and policy fees                                 $138,542               $15,762                          $395,821
Reinsurance ceded                                         (63,355)               (6,766)                         (211,138)
                                                         ---------              ---------                        ---------
   Net of reinsurance ceded                                75,187                 8,996                           184,683
Net investment income                                      10,888                 4,848                           241,315
Realized investment gains (losses)                                                              $ 6,082             8,672
Other income                                               10,033                   465                            12,087
                                                         ---------              --------        --------         ---------
       Total revenues                                      96,108                14,309           6,082           446,757
                                                         ---------              --------        --------         ---------
Benefits and settlement expenses                           52,541                 9,089                           294,465
Amortization of deferred policy
   acquisition costs                                       12,848                   368                            40,397
Other operating expenses                                   26,851                 1,989                            35,246
                                                         ---------              --------                         ---------
       Total benefits and expenses                         92,240                11,446                           370,108
                                                         ---------              --------                         ---------
Income from continuing operations
   before income tax                                        3,868                 2,863                            76,649
Income tax expense                                                                               26,357            26,357
                                                                                                                 ---------
Net income                                                                                                       $ 50,292
                                                                                                                 =========

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                     SIX MONTHS ENDED JUNE 30, 2001
                                                  ---------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------             ------------         ---------
Premiums and policy fees                           $246,635          $102,355                                      $14,472
Reinsurance ceded                                  (159,955)          (20,348)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                          86,680            82,007                                       14,472
Net investment income                                84,171            85,565                  $129,744             77,859
Realized investment gains (losses)                                                                2,695                 24
Other income                                            425               (52)                                       1,724
                                                   ---------         ---------                 ---------           --------
       Total revenues                               171,276           167,520                   132,439             94,079
                                                   ---------         ---------                 ---------           --------
Benefits and settlement expenses                    108,539           113,371                   110,500             63,536
Amortization of deferred policy
   acquisition costs                                 22,268             7,341                       608             11,318
Amortization of goodwill
Other operating expenses                             (2,545)           14,605                     1,981             11,853
                                                   ---------         ---------                 ---------           --------
       Total benefits and expenses                  128,262           135,317                   113,089             86,707
                                                   ---------         ---------                 ---------           --------
Income from continuing operations
   before income tax                                 43,014            32,203                    19,350              7,372

                                                      SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER        ADJUSTMENTS       CONSOLIDATED
                                                         --------               -----        -----------       ------------
Premiums and policy fees                                 $248,277              $24,403                           $636,142
Reinsurance ceded                                        (134,237)              (5,865)                          (320,405)
                                                         ---------             --------                          ---------
   Net of reinsurance ceded                               114,040               18,538                            315,737
Net investment income                                      23,543               (1,976)                           398,906
Realized investment gains (losses)                                                              $(1,250)            1,469
Other income                                               14,780                  735                             17,612
                                                         ---------             --------         --------         ---------
       Total revenues                                     152,363               17,297           (1,250)          733,724
                                                         ---------             --------         --------         ---------
Benefits and settlement expenses                           73,604               16,394                            485,944
Amortization of deferred policy
   acquisition costs                                       22,502                  847                             64,884
Amortization of goodwill                                    1,413                                                   1,413
Other operating expenses                                   37,191                8,552                             71,637
                                                         ---------             --------                          ---------
       Total benefits and expenses                        134,710               25,793                            623,878
                                                         ---------             --------                          ---------
Income from continuing operations
   before income tax                                       17,653               (8,496)                           109,846
Income tax expense                                                                               37,372            37,372
Loss from discontinued operations,
   net of income tax                                                                             (2,739)           (2,739)
Cumulative effect of change in accounting
   principle, net of income tax                                                                  (8,341)           (8,341)
                                                                                                                 ---------
Net income                                                                                                       $ 61,394
                                                                                                                 =========

                                                                       OPERATING SEGMENT INCOME FOR THE
                                                                       THREE MONTHS ENDED JUNE 30, 2001
                                                   -------------------------------------------------------------------------
                                                                                                  RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                              INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------             -------------        ---------
Premiums and policy fees                           $128,736           $51,410                                      $ 7,127
Reinsurance ceded                                   (92,764)          (12,302)
                                                   ---------          --------                                     --------
   Net of reinsurance ceded                          35,972            39,108                                        7,127
Net investment income                                43,398            44,693                   $64,489             40,380
Realized investment gains (losses)                                                                  251               (145)
Other income                                            171               (52)                                         905
                                                   ---------          --------                  --------           --------
       Total revenues                                79,541            83,749                    64,740             48,267
                                                   ---------          --------                  --------           --------
Benefits and settlement expenses                     46,344            55,339                    55,036             32,492
Amortization of deferred policy
   acquisition costs                                 14,774             2,776                       363              5,430
Amortization of goodwill
Other operating expenses                             (6,007)            8,605                       985              6,038
                                                   ---------          --------                  --------           --------
       Total benefits and expenses                   55,111            66,720                    56,384             43,960
                                                   ---------          --------                  --------           --------
Income from continuing operations
   before income tax                                 24,430            17,029                     8,356              4,307

                                                     SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                             CORPORATE
                                                           CREDIT               AND                                TOTAL
                                                          PRODUCTS             OTHER        ADJUSTMENTS         CONSOLIDATED
                                                          --------           ---------      -----------         ------------
Premiums and policy fees                                 $124,817              $12,507                           $ 324,597
Reinsurance ceded                                         (68,391)              (3,232)                           (176,689)
                                                         ---------             --------                          ----------
   Net of reinsurance ceded                                56,426                9,275                             147,908
Net investment income                                      11,637                 (333)                            204,264
Realized investment gains (losses)                                                              $(5,320)            (5,214)
Other income                                                6,644                  485                               8,153
                                                         ---------             --------         --------         ----------
       Total revenues                                      74,707                9,427           (5,320)           355,111
                                                         ---------             --------         --------         ----------
Benefits and settlement expenses                           34,846                9,205                             233,262
Amortization of deferred policy
   acquisition costs                                       13,545                  336                              37,224
Amortization of goodwill                                      706                                                      706
Other operating expenses                                   17,886                5,846                              33,353
                                                         ---------             --------                           ---------
       Total benefits and expenses                         66,983               15,387                             304,545
                                                         ---------             --------                           ---------
Income from continuing operations
   before income tax                                        7,724               (5,960)                             50,566
Income tax expense                                                                               18,065             18,065
Loss from discontinued operations,
   net of income tax                                                                             (6,275)            (6,275)
                                                                                                                  ---------
Net income                                                                                                        $ 26,226
                                                                                                                  =========

                                                                         OPERATING SEGMENT ASSETS
                                                                              JUNE 30, 2002
                                                  --------------------------------------------------------------------------
                                                                                                  RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                           INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS              CONTRACTS          ANNUITIES
                                                  ----------        ------------             ------------        ----------
Investments and other assets                      $3,710,864        $4,530,570                $4,028,677         $4,893,495
Deferred policy acquisition costs                    941,399           406,271                     6,015            138,036
Goodwill
                                                  -----------       -----------               -----------        -----------
       Total assets                               $4,652,263        $4,936,841                $4,034,692         $5,031,531
                                                  ===========       ===========               ===========        ===========

                                                     SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                              CORPORATE
                                                          CREDIT                 AND                              TOTAL
                                                         PRODUCTS               OTHER          ADJUSTMENTS     CONSOLIDATED
                                                        ----------             --------        -----------     ------------
Investments and other assets                            $1,006,670             $913,867         $117,574        $19,201,717
Deferred policy acquisition costs                          146,892                7,425                           1,646,038
Goodwill                                                    34,795                  348                              35,143
                                                        -----------            ---------        ---------       ------------
       Total assets                                     $1,188,357             $921,640         $117,574        $20,882,898
                                                        ===========            =========        =========       ============

                                                                         OPERATING SEGMENT ASSETS
                                                                             DECEMBER 31, 2001
                                                  ----------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                   STABLE VALUE
                                                   MARKETING       ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------       ------------             -------------        ---------
Investments and other assets                      $3,431,441        $4,091,672                $3,872,637         $4,501,667
Deferred policy acquisition costs                    829,021           418,268                     6,374            128,488
Goodwill
                                                  -----------       -----------               -----------        -----------
       Total assets                               $4,260,462        $4,509,940                $3,879,011         $4,630,155
                                                  ===========       ===========               ===========        ===========

                                                     SPECIALTY INSURANCE
                                                          PRODUCTS
                                                                              CORPORATE
                                                           CREDIT                AND                               TOTAL
                                                          PRODUCTS              OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        -----------            --------       ------------      ------------
Investments and other assets                            $1,050,546             $955,984         $109,881        $18,013,828
Deferred policy acquisition costs                          142,230                8,302                           1,532,683
Goodwill                                                    35,644                  348                              35,992
                                                        -----------            ---------        ---------       ------------
       Total assets                                     $1,228,420             $964,634         $109,881        $19,582,503
                                                        ===========            =========        =========       ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at June 30, 2002, and for the six months then ended, Protective Life and its life insurance subsidiaries had combined share-owner’s equity of $722.8 million and a net loss of $49.5 million. The net loss was primarily due to the expensing of a reinsurance-ceding commission to acquire, through coinsurance, a block of policies from Conseco Variable Insurance Company and to policy acquisition costs related to current period sales.

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

        Protective Life’s balance sheets at June 30, 2002 and December 31, 2001, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                         JUNE 30                        DECEMBER 31
                                                                      ------------                     -------------
           Total investments                                          $14,455,760                       $13,157,623
           Deferred policy acquisition costs                            1,680,110                         1,553,786
           All other assets                                             4,583,488                         4,789,297
                                                                      ------------                      ------------
                                                                      $20,719,358                       $19,500,706
                                                                      ============                      ============

           Deferred income taxes                                      $   124,789                       $    43,774
           All other liabilities                                       18,675,322                        17,626,767
                                                                      ------------                      ------------
                                                                       18,800,111                        17,670,541
           Share-owner's equity                                         1,919,247                         1,830,165
                                                                      ------------                      ------------
                                                                      $20,719,358                       $19,500,706
                                                                      ============                      ============

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. Protective Life adopted SFAS No. 142 in the first quarter of 2002. Protective Life has performed an impairment test and determined that its goodwill was not impaired at January 1, or June 30, 2002.

        The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if these pronouncements were adopted as of January 1, 2001:

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30                            JUNE 30
                                                                ----------------------             ---------------------
                                                                 2002            2001               2002           2001
                                                                 ----            ----               ----           ----
     Adjusted net income:
       Income from continuing operations
         before cumulative effect of change
         in accounting principle                                $50,292        $32,501             $89,545        $72,474
       Add back amortization of goodwill,
         net of tax                                                                459                                918
                                                                -------        -------             -------        -------
       Adjusted income from continuing
         operations before cumulative effect
         of change in accounting principle                      $50,292        $32,960             $89,545        $73,392
                                                                =======        =======             =======        =======

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

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. Protective life adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on Protective Life’s financial position or results of operations.

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

Fair-Value Hedges

        Protective Life has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective Life excludes the embedded call option’s time value component from each derivative’s total gain or loss. For the three months and six months ended June 30, 2002, total measured ineffectiveness for the fair value hedging relationships and the excluded time value component was insignificant. Both the measured ineffectiveness and the excluded time value component are reported in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

Cash-Flow Hedges

        Protective Life has not designated any hedging relationships as a cash flow hedge.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the three and six months ended June 30, 2002, Protective Life recognized total pre-tax gains of $3.2 million and $4.5 million, respectively, which represents the change in fair value of these derivative instruments.

        On its foreign currency swaps, Protective Life recognized a $53.7 million pre-tax gain for the first six months of fiscal 2002 and a $63.0 million pre-tax gain for the quarter while recognizing a $56.8 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts for the six month period and a $64.2 million pre-tax loss for the quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to effectively sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the six months ended June 30, 2002, Protective Life recognized a $5.9 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $7.2 million pre-tax loss to separately record the embedded equity options at fair value. For the quarter, Protective life recognized a $2.1 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $2.7 million pre-tax loss to separately record embedded equity options at fair value.

NOTE H - COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30                                JUNE 30
                                                          ----------------------------         -----------------------------
                                                              2002             2001                  2002             2001
                                                              ----             ----                  ----             ----
Net income                                                 $ 50,292         $ 26,226              $  89,545       $  61,394
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $74,692; 2001 - $(20,668)
   six months: 2002 - $31,431; 2001 - $27,249)              138,714          (38,383)                58,372          50,606
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $(2,522); 2001 - $728
   six months: 2002 - $(2,821); 2001 - $338)                 (4,683)           1,353                 (5,239)           (628)
Transition adjustment on derivative financial
   instruments (net of income tax:
   six months: 2002 - $2,127)                                                                                         3,951
                                                           ---------        ---------              ---------       ---------
Comprehensive income (loss)                                $184,323         $(10,804)              $142,678        $115,323
                                                           =========        =========              =========       =========

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the periods presented below:

                                                                                                     SIX  MONTHS ENDED
                                                                                                          JUNE 30
                                                                                             ---------------------------------
                                                                                                 2002              2001
                                                                                                 ----              ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of principal on note from ESOP                                                   $     661          $     342
   Acquisitions and bulk reinsurance assumptions
       Assets acquired, net of cash                                                             358,897            658,200
       Liabilities assumed                                                                     (489,412)          (795,954)
       Equity from subsidiary transfer                                                                              (7,772)
                                                                                              ----------         ----------
       Net                                                                                    $(130,515)         $(145,526)
                                                                                              ==========         ===========

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

        Summarized below are the consolidated results of operations for the periods presented below on an unaudited pro forma basis, as if the acquisitions had occurred as of January 1, 2001. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30, 2001                        JUNE 30, 2001
                                                     ------------------                   -----------------
                                                       (UNAUDITED)                           (UNAUDITED)

                Total revenues                           $378,211                              $779,936
                Net income                                 29,151                                67,244

        On June 28, 2002, Protective Life completed its acquisition through coinsurance of a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. In the transaction, Protective Life received approximately $470 million of statutory reserves and paid a ceding commission of approximately $49.5 million.

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

        In the conduct of business, Protective Life makes certain assumptions regarding the mortality, persistency, claims, expenses and interest rates, or other factors appropriate to the type of business, it expects to experience in future periods, which are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of Protective Life’s balance sheet. Protective Life’s actual experience, as well as changes in estimates, are used to prepare Protective Life’s statements of income. The calculations Protective Life uses to estimate various components of its balance sheet and statement of income are necessarily complex and involve large amounts of data. Assumptions and estimates involve judgement and by their nature are imprecise and subject to changes and revision over time. Accordingly, Protective Life’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes arising from implementing more sophisticated administrative systems and procedures that are capable of calculating more precise estimates.

        The following discussion and analysis primarily relates to the six months ended June 30, 2002, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2002, as it compares to the same quarter last year. Where needed for a more complete understanding of Protective Life’s operating results, information related to the quarters ended June 30, 2002, and June 30, 2001, has been provided.

        Protective Life’s results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management’s opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company’s performance.

RESULTS OF CONTINUING OPERATIONS

Revenues

        The following table sets forth revenues by source for the period shown:

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30                                JUNE 30
                                                           -------------------------              -------------------------
                                                             2002            2001                    2002           2001
                                                             ----            ----                    ----           ----
         Premiums and policy fees, net                     $184,683         $147,908               $368,451        $315,737
         Net investment income                              241,315          204,264                473,787         398,906
         Realized investment gains (losses)
             Derivative financial instruments                 1,467           (3,133)                   149             503
             All other investments                            7,205           (2,081)                 8,060             966
         Other income                                        12,087            8,153                 20,701          17,612
                                                           ---------        ---------              ---------       ---------
                                                           $446,757         $355,111               $871,148        $733,724
                                                           =========        =========              =========       =========

        Premiums and policy fees, net of reinsurance ceded, increased $52.7 million or 16.7% in the first six months of 2002 over the six months of 2001. Premiums and policy fees in the Life Marketing segment decreased $0.5 million in the first six months of 2002 as compared to the same period in 2001 due to a higher amount of reinsurance ceded. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In October 2001, Protective Life acquired Inter-State Assurance Company (“Inter-State”) and First Variable Life Insurance Company (“First Variable”) from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc. This acquisition resulted in a $33.6 million increase in premium and policy fees. Premium and policy fees from a January 2001 acquisition increased $6.1 million. Premiums and policy fees related to older acquired blocks decreased $1.4 million in the first six months of 2002 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities segment was $1.0 million. Premiums and policy fees related to the Credit Products segment increased $16.3 million in the first six months of 2002 as compared to the first six months of 2001 due to a lower amount of reinsurance ceded. There was no material change in premiums and policy fees relating to the various insurance lines in the Corporate and Other segment.

        Net investment income in the first six months of 2002 increased by $74.9 million or 18.8% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The October 2001 acquisitions resulted in an increase in investment income of $21.7 million.

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

        Realized investment gains related to derivative financial instruments were $0.1 million for the first six months of 2002 compared to gains of $0.5 million in the same period of 2001. Realized investment gains related to all other investments were $8.1 million for the first six months of 2002 compared to a gain of $1.0 million for the corresponding period of 2001.

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In the first six months of 2002 as compared to the same period of 2001, revenues from Protective Life’s service contract business increased $1.8 million. Income from other sources increased $1.3 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                       JUNE 30
                                                                     ------------------------      ------------------------
                                                                       2002           2001            2002           2001
                                                                       ----           ----            ----           ----
Operating Income (Loss) (1)
Life Insurance
     Life Marketing                                                  $26,775         $24,430       $ 48,564       $  43,014
     Acquisitions                                                     20,483          17,029         44,072          32,203
Retirement Savings and Investment Products
     Stable Value Contracts                                           10,287           8,105         19,515          16,655
     Annuities                                                         4,653           4,307          9,316           7,372
Specialty Insurance Products
     Credit Products                                                   3,868           7,724         12,534          17,653
Corporate and Other                                                    2,863          (5,960)        (8,268)         (8,496)
                                                                     --------        --------      ---------       ---------
           Total operating income                                     68,929          55,635        125,733         108,401
                                                                     --------        --------      --------        ---------
Realized Investment Gains (Losses)
     Stable Value Contracts                                             (265)            251            256           2,695
     Annuities                                                         2,855            (145)         3,237              24
     Unallocated Realized Investment Gains (Losses)                    6,082          (5,320)         4,716          (1,250)
Related Amortization of Deferred Policy
   Acquisition Costs
     Annuities                                                          (952)            145         (1,319)            (24)
                                                                     --------       ---------      ---------       ---------
           Total net                                                   7,720          (5,069)         6,890           1,445
                                                                     --------       ---------      ---------        --------
Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                                   26,775          24,430         48,564          43,014
     Acquisitions                                                     20,483          17,029         44,072          32,203
Retirement Savings and Investment Products
     Stable Value Contracts                                           10,022           8,356         19,771          19,350
     Annuities                                                         6,556           4,307         11,234           7,372
Specialty Insurance Products
     Credit Products                                                   3,868           7,724         12,534          17,653
Corporate and Other                                                    2,863          (5,960)        (8,268)         (8,496)
Unallocated Realized Investment Gains (Losses)                         6,082          (5,320)         4,716          (1,250)
                                                                     --------        --------      ---------       ---------
           Total income before income tax                            $76,649         $50,566       $132,623        $109,846
                                                                     ========        ========      =========       =========

(1)   Income from continuing operations before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $48.6 million in the first six months of 2002 compared to $43.0 million in the same period of 2001. The increase is primarily attributable to growth through sales. In addition, the segment had a favorable expense variance during the current quarter compared to an unfavorable variance during the same quarter of 2001, which was partially offset by less favorable mortality.

        During the second quarter of 2002, Protective Life discovered that the rates payable for reinsurance with respect to certain universal life policies in its Life Marketing segment were incorrectly entered into Protective Life’s reinsurance administrative systems in 1991. As a result, Protective Life has overpaid the reinsurance premiums related to such policies over a period of ten years beginning in 1992. After an internal review, Protective Life notified the reinsurance companies receiving the overpayments and is seeking return of the amounts overpaid. Protective Life believes that it is entitled to return of the amounts overpaid. However, the ultimate amount and timing of such recoveries cannot currently be determined, and as a result, no receivable was recorded with respect to such amounts as of June 30, 2002. While no assurance can be given as to the amount or timing of any such recovery, if all amounts Protective Life believes are due are recovered, Protective Life would receive reimbursements of approximately $62 million, after the payment of income taxes.

        Protective Life believes that the amounts ultimately recovered will be largely offset by amortization of deferred policy acquisition costs, and that recoveries, net of amortization and income taxes, will be recorded in the periods in which the amounts are determinable. While Protective Life believes that no prior period was materially misstated and that no operating trends were materially affected as a result, the recovery of such amounts could cause Protective Life to restate past financial results to increase previously reported net income by amounts that are immaterial in each prior period for which earnings are restated. Protective Life is unable to determine the proper method of accounting for any such recoveries until the amounts and the timing of the recoveries can be determined.

        While Protective Life believes it is entitled to return of the amounts overpaid, should a significant portion not be recovered, Protective Life could consequently be required to accelerate the amortization of the segment’s deferred policy acquisition costs.

        Pretax operating income from the Acquisitions segment was $44.1 million in the first six months of 2002, an increase of $11.9 million from the first six months of 2001. Earnings from the Inter-State and First Variable acquisitions contributed $7.7 million in the first six months of 2002. Operating income related to a block of business coinsured in early 2001 increased $1.8 million in the first six months of 2002 as compared to the same period in 2001.

        The Stable Value Contracts segment had pretax operating income of $19.5 million in the first six months of 2002 as compared to $16.7 million in the corresponding period of 2001. The increase is due to an increase in account balances and a widening of operating spreads.

        The Annuities segment’s pretax operating income for the first six months of 2002 was $9.3 million as compared to $7.4 million in the first six months of 2001. The increase reflects the segment’s growth through sales.

        The segment’s future results may be negatively affected by the economy. Lower interest rates could negatively affect sales of fixed annuities. Volatile equity markets could negatively affect sales of variable annuities. Declines in the equity markets decreases the fees the segment assesses on variable annuity contracts and increase the cost of providing minimum death benefit guarantees. The segment’s variable annuity products generally contain provisions that guarantee a minimum level of an annuity’s account value at the time of the contract holder’s death. Protective life paid approximately $2.0 million of guaranteed minimum death benefits in the first six months of 2002. Sharp or prolonged declines in the equity markets can also accelerate the amortization of deferred policy acquisition costs and, accordingly, reduce reported results in the future.

        The Credit Products segment had pretax operating income of $12.5 million in the first six months of 2002 as compared to $17.7 million for the same period in 2001. The decrease was attributable to lower sales volume and negative claims experience in the current period. The segment has also experienced losses in several ancillary lines of business. Protective Life is taking action to curtail sales in several of these lines, but does not expect improvement in the results of these lines over the next several quarters. Included in the segment’s pretax income for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary.

        The segment has also experienced much higher claims than expected in certain blocks of its vehicle service contract business in recent quarters. Vehicle service contracts represent approximately 40% of the segment’s sales. Protective Life has raised the rates in its vehicle service contract business in an effort to achieve an appropriate level of profitability in this line of business. Protective Life is monitoring the level of policy liabilities and accruals established to cover future claims in this line of business. An increase in accruals, and a reduction in the segment’s earnings, could be required in future periods if such claims trends persist.

        Weakness in the overall economy is expected to continue to negatively impact the segment’s sales and may also contribute to higher levels of claims. Lower levels of consumer lending and lower automobile sales could negatively affect the segment’s sales and earnings. Also, the level of claims in this segment generally increases in a slowing economy.

        The Corporate and Other segment consist primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had a pretax operating loss of $8.3 million in the first six months of 2002 as compared to a pretax operating loss of $8.5 million in the first six months of 2001.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30                          JUNE 30
                                                               ----------------------            ---------------------
                                                                2002           2001               2002          2001
                                                                ----           ----               ----          ----

         Estimated Effective Income tax rates                  34.4%           35.7%             32.5%          34.0%

        The effective income tax rate for the full year of 2001 was 32.9%. Management's estimate of the effective income tax rate for 2002 is between 33% and 34%.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle for the periods shown:

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                  NET INCOME                                    JUNE 30                            JUNE 30
                  ----------                           ------------------------           ------------------------
                                                         2002            2001               2002            2001
                                                         ----            ----               ----            ----

              Total (in thousands)                     $50,292         $26,226            $89,545          $61,394

        Compared to the same period in 2001, net income from continuing operations before cumulative effect of change in accounting principle in the first six months of 2002 increased $28.2 million, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Corporate and Other segments offset by lower operating results in the Credit Products segment.

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

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on the Company’s financial position or results of operations.

Contractual Obligations

        The table below sets forth future maturities of debt and stable value contracts.

                 (in thousands)                           2002              2003-2004          2005-2006        After 2006
                 --------------                           ----              ----------         ---------        ----------

           Stable Value Contracts                       $562,857           $1,930,342         $1,211,862         $373,702
           Notes Payable                                                        2,277

PART II

Item 6.                Exhibits and Reports on Form 8-K

                (a)      Exhibit 99 - Safe Harbor for Forward-Looking Statements

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Protective Life Insurance Company

Date:	August 14, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)