Form 10-Q
period 2002-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2002-11-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(205) 879-9230

(Registrant's telephone number, including area code)
_____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 8, 2002: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants........................................
       Consolidated Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2002 and 2001 (unaudited)............
       Consolidated Condensed Balance Sheets as of September 30, 2002
           (unaudited) and December 31, 2001....................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2002 and 2001 (unaudited)............
       Notes to Consolidated Condensed Financial Statements (unaudited).........

   Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations....................................................
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........
   Item 4.  Controls and Procedures.............................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K....................................

Signature.......................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 2002, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of Protective Life's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, share-owner's equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
November 13, 2002

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                        (Dollars in thousands)
                                                              (Unaudited)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30                        SEPTEMBER 30
                                                               -------------------------          --------------------------
                                                                 2002            2001                2002           2001
                                                                 ----            ----                ----           ----
REVENUES
    Premiums and policy fees                                   $394,208        $332,739           $1,160,809     $  968,881
    Reinsurance ceded                                          (132,081)       (184,629)            (530,231)      (505,034)
                                                               ---------       ---------          -----------    -----------
    Premiums and policy fees, net of reinsurance ceded          262,127         148,110              630,578        463,847
    Net investment income                                       248,265         210,385              722,052        609,291
    Realized investment gains (losses)
      Derivative financial instruments                           (9,532)          6,415               (9,384)         6,918
      All other investments                                       5,237         (10,900)              13,298         (9,934)
    Other income                                                 10,299           9,388               31,000         27,000
                                                               ---------       ---------          -----------    -----------
                                                                516,396         363,398            1,387,544      1,097,122
                                                               ---------       ---------          -----------    -----------
BENEFITS AND EXPENSES
    Benefits and settlement expenses
      (net of reinsurance ceded:
      three months: 2002 - $140,939; 2001 - $169,352
      nine months: 2002 - $471,083; 2001 - $369,921)            304,167         236,882              872,236        722,826
    Amortization of deferred policy acquisition costs           105,388          32,685              193,724         97,569
    Amortization of goodwill                                          0             707                    0          2,120
    Other operating expenses (net of reinsurance ceded:
      three months: 2002 - $31,183; 2001 - $33,062
      nine months: 2002 - $107,412; 2001 - $115,055)             42,802          42,211              124,922        113,848
                                                               ---------       ---------          -----------     ----------
                                                                452,357         312,485            1,190,882        936,363
                                                               ---------       ---------          -----------     ----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX                                             64,039          50,913              196,662        160,759

Income tax expense                                               22,290          15,915               65,368         53,287
                                                               ---------       ---------          -----------     ----------

INCOME FROM CONTINUING OPERATIONS
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                       41,749          34,998              131,294        107,472

Income from discontinued operations, net of income tax                0           3,547                    0            808

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                41,749          38,545              131,294        108,280

Cumulative effect of change in accounting principle                   0               0                    0         (8,341)
                                                               ---------       ---------          -----------    -----------

NET INCOME                                                     $ 41,749        $ 38,545           $  131,294     $   99,939
                                                               =========       =========          ===========    ===========

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (Dollars in thousands)

                                                                                             SEPTEMBER 30       DECEMBER 31
                                                                                                2002               2001
                                                                                             ------------       -----------
                                                                                             (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2002 - $10,972,634; 2001 - $9,719,057)     $11,442,739        $ 9,812,091
     Equity securities, at market (amortized cost: 2002 - $57,846; 2001 - $62,051)                54,753             60,493
     Mortgage loans on real estate                                                             2,591,417          2,512,844
     Investment in real estate, net of accumulated depreciation                                   12,328             24,173
     Policy loans                                                                                546,302            521,840
     Other long-term investments                                                                 167,903            100,686
     Short-term investments                                                                      356,077            228,396
                                                                                             ------------       ------------
       Total investments                                                                      15,171,519         13,260,523

   Cash                                                                                           60,051            107,166
   Accrued investment income                                                                     189,893            158,841
   Accounts and premiums receivable, net                                                          62,403             55,809
   Reinsurance receivables                                                                     2,272,019          2,173,987
   Deferred policy acquisition costs                                                           1,645,190          1,532,683
   Goodwill, net                                                                                  35,143             35,992
   Property and equipment, net                                                                    40,011             46,337
   Other assets                                                                                  158,545            219,355
   Assets related to separate accounts
     Variable annuity                                                                          1,412,028          1,873,195
     Variable universal life                                                                     100,781            114,618
     Other                                                                                         4,216              3,997
                                                                                             ------------       ------------
                                                                                             $21,151,799        $19,582,503
                                                                                             ============       ============
LIABILITIES
   Policy liabilities and accruals                                                           $ 8,815,236        $ 7,876,338
   Stable value investment contract deposits                                                   3,860,241          3,716,530
   Annuity account balances                                                                    3,680,025          3,248,218
   Other policyholders' funds                                                                    134,740            132,124
   Securities sold under repurchase agreements                                                    42,000            117,000
   Other liabilities                                                                             593,069            410,621
   Accrued income taxes                                                                           59,751            125,835
   Deferred income taxes                                                                         221,176             72,403
   Debt
     Notes payable                                                                                 2,271              2,291
     Indebtedness to related parties                                                               4,000              6,000
   Liabilities related to separate accounts
     Variable annuity                                                                          1,412,028          1,873,195
     Variable universal life                                                                     100,781            114,618
     Other                                                                                         4,216              3,997
                                                                                             ------------       ------------
                                                                                              18,929,534         17,699,170
                                                                                             ------------       ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000, liquidation preference $2,000                                       2                  2
   Common Stock, $1.00 par value, shares
     authorized and issued:  5,000,000                                                             5,000              5,000
   Additional paid-in capital                                                                    785,004            785,419
   Note receivable from PLC Employee Stock Ownership Plan                                         (3,838)            (4,499)
   Retained earnings                                                                           1,175,536          1,044,243
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income
       tax: 2002 - $142,954; 2001 - $28,629)                                                     265,486             53,168
     Accumulated loss - hedging (net of income tax:
       2002 - ($2,652))                                                                           (4,925)
                                                                                             ------------       ------------
                                                                                               2,222,265          1,883,333
                                                                                             ------------       ------------
                                                                                             $21,151,799        $19,582,503
                                                                                             ============       ============

See notes to consolidated condensed financial statements

                                                   PROTECTIVE LIFE INSURANCE COMPANY
                                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Dollars in thousands)
                                                              (Unaudited)

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30
                                                                                               ---------------------------------
                                                                                                     2002              2001
                                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                  $    131,294       $    99,939
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment gains                                                                       (3,914)            3,016
     Amortization of deferred policy acquisition costs                                              193,724            95,203
     Capitalization of deferred policy acquisition costs                                           (332,823)         (232,630)
     Depreciation expense                                                                             8,234             9,031
     Deferred income tax                                                                             34,448            20,736
     Accrued income tax                                                                             (66,084)           48,310
     Amortization of goodwill                                                                             0             6,224
     Interest credited to universal life and investment products                                    742,426           681,442
     Policy fees assessed on universal life and investment products                                (195,393)         (155,106)
     Change in accrued investment income and other receivables                                      (59,737)          (90,065)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                      144,386            (2,560)
     Change in other liabilities                                                                     27,431            79,047
     Other (net)                                                                                     (5,194)          (21,444)
                                                                                               -------------      ------------
   Net cash provided by operating activities                                                        618,798           541,143
                                                                                               -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                               7,298,674         2,467,861
     Other                                                                                          242,797           206,937
   Sale of investments
     Investments available for sale                                                              14,090,163         1,977,264
     Other                                                                                           13,818             1,363
   Cost of investments acquired
     Investments available for sale                                                             (22,470,156)       (5,827,327)
     Corporate owned life insurance                                                                       0          (100,000)
     Other                                                                                         (299,451)         (119,025)
   Acquisitions and bulk reinsurance assumptions                                                    130,515           137,754
   Purchase of property and equipment                                                                (8,021)           (8,053)
   Sale of property and equipment                                                                        48                  0
                                                                                               -------------      -------------
   Net cash used in investing activities                                                         (1,001,613)       (1,263,226)
                                                                                               -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                            2,029,272         1,284,100
   Principal payments on line of credit arrangements and debt                                    (2,104,292)       (1,284,100)
   Capital contribution from PLC                                                                          0           111,000
   Principal payment on surplus notes to PLC                                                         (2,000)           (2,000)
   Investment product deposits and change in universal life deposits                              1,244,764         1,537,164
   Investment product withdrawals                                                                  (832,044)         (701,405)
                                                                                               -------------      ------------
   Net cash provided by financing activities                                                        335,700           944,759
                                                                                               -------------      ------------

(DECREASE)/INCREASE IN CASH                                                                         (47,115)          222,676
CASH AT BEGINNING OF PERIOD                                                                         107,166            33,517
                                                                                               -------------      ------------
CASH AT END OF PERIOD                                                                          $     60,051       $   256,193
                                                                                               =============      ============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Amounts in tables are in thousands)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries ("Protective Life") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 2001.

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

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

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

             Specialty Insurance Products

The Asset Protection segment primarily markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and vehicle and recreational marine extended service contracts.

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses), the recognition of income tax expense, income from discontinued operations, and cumulative effect of change in accounting principle. Asset adjustments represent the inclusion of assets related to discontinued operations. The reduction in the goodwill balance in the Asset Protection segment relates to the sale of a small subsidiary in the first quarter of 2002.

        In December 2001, Protective Life sold substantially all of its Dental Division and discontinued other Dental Division related operations (See Note L - "Discontinued Operations"). Additionally, other adjustments were made to combine its life marketing operations into a single segment, and to reclassify certain smaller businesses. Prior period segment results have been restated to reflect these changes.

                                                                     OPERATING SEGMENT INCOME FOR THE
                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                  -------------------------------------------------------------------------
                                                                                             RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------              ------------        ---------
Premiums and policy fees                           $474,195          $237,283                                     $ 19,864
Reinsurance ceded                                  (275,102)          (48,360)
                                                   ---------         ---------                                    ---------
   Net of reinsurance ceded                         199,093           188,923                                       19,864
Net investment income                               153,918           184,639                  $183,258            162,211
Realized investment gains (losses)                                                               (6,110)             3,602
Other income                                            843             1,242                                        2,549
                                                   ---------         ---------                 ---------          ---------
       Total revenues                               353,854           374,804                   177,148            188,226
                                                   ---------         ---------                 ---------          ---------
Benefits and settlement expenses                    181,255           241,280                   147,201            135,914
Amortization of deferred policy
   acquisition costs                                104,518            28,597                     1,741             19,411
Other operating expenses                            (20,795)           35,431                     3,378             19,214
                                                   ---------         ---------                 ---------          ---------
       Total benefits and expenses                  264,978           305,308                   152,320            174,539
                                                   ---------         ---------                 ---------          ---------
Income from continuing operations
   before income tax                                 88,876            69,496                    24,828             13,687

                                                   SPECIALTY INSURANCE
                                                        PRODUCTS
                                                                              CORPORATE
                                                         ASSET                   AND                               TOTAL
                                                       PROTECTION               OTHER         ADJUSTMENTS       CONSOLIDATED
                                                       ----------              --------       -----------       ------------
Premiums and policy fees                                $386,913               $42,554                           $1,160,809
Reinsurance ceded                                       (191,373)              (15,396)                            (530,231)
                                                        ---------              --------                          -----------
   Net of reinsurance ceded                              195,540                27,158                              630,578
Net investment income                                     33,001                 5,025                              722,052
Realized investment gains (losses)                                                              $ 6,422               3,914
Other income                                              25,320                 1,046                               31,000
                                                        ---------              --------         --------         -----------
       Total revenues                                    253,861                33,229            6,422           1,387,544
                                                        ---------              --------         --------         -----------
Benefits and settlement expenses                         138,743                27,843                              872,236
Amortization of deferred policy
   acquisition costs                                      38,320                 1,137                              193,724
Other operating expenses                                  65,428                22,266                              124,922
                                                        ---------              --------                          -----------
       Total benefits and expenses                       242,491                51,246                            1,190,882
                                                        ---------              --------                          -----------
Income from continuing operations
   before income tax                                      11,370               (18,017)                             196,662
Income tax expense                                                                               65,368              65,368
                                                                                                                 -----------
Net income                                                                                                       $  131,294
                                                                                                                 ===========

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                 ----------------------------------------------------------------------------
                                                                                                RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                            INVESTMENT PRODUCTS

                                                      LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------              -------------       ---------
Premiums and policy fees                           $164,904          $ 81,112                                      $ 6,414
Reinsurance ceded                                   (51,959)          (12,468)
                                                   ---------         ---------                                     --------
   Net of reinsurance ceded                         112,945            68,644                                        6,414
Net investment income                                52,409            67,127                   $61,725             56,757
Realized investment gains (losses)                                                               (6,366)               365
Other income                                            463               169                                          754
                                                   ---------         ---------                  --------           --------
       Total revenues                               165,817           135,940                    55,359             64,290
                                                   ---------         ---------                  --------           --------
Benefits and settlement expenses                     57,365            85,103                    48,290             48,466
Amortization of deferred policy
   acquisition costs                                 76,221            11,891                       581              5,734
Other operating expenses                             (8,081)           13,522                     1,431              7,637
                                                   ---------         ---------                  --------           --------
       Total benefits and expenses                  125,505           110,516                    50,302             61,837
                                                   ---------         ---------                  --------           --------
Income from continuing operation
   before income tax                                 40,312            25,424                     5,057              2,453

                                                     SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                              CORPORATE
                                                          ASSET                  AND                              TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS      CONSOLIDATED
                                                        ----------            ---------       -----------      ------------
Premiums and policy fees                                $127,840               $13,938                           $394,208
Reinsurance ceded                                        (62,641)               (5,013)                          (132,081)
                                                        ---------              --------                          ---------
   Net of reinsurance ceded                               65,199                 8,925                            262,127
Net investment income                                     11,018                  (771)                           248,265
Realized investment gains (losses)                                                              $ 1,706            (4,295)
Other income                                               8,370                   543                             10,299
                                                        ---------              --------         --------         ---------
       Total revenues                                     84,587                 8,697            1,706           516,396
                                                        ---------              --------         --------         ---------
Benefits and settlement expenses                          54,194                10,749                            304,167
Amortization of deferred policy
   acquisition costs                                      10,633                   328                            105,388
Other operating expenses                                  20,924                 7,369                             42,802
                                                        ---------              --------                          ---------
       Total benefits and expenses                        85,751                18,446                            452,357
                                                        ---------              --------                          ---------
Income from continuing operations
   before income tax                                      (1,164)               (9,749)                            64,039
Income tax expense                                                                               22,290            22,290
                                                                                                                 ---------
Net income                                                                                                       $ 41,749
                                                                                                                 =========

                                                                  OPERATING SEGMENT INCOME FOR THE
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                  --------------------------------------------------------------------------
                                                                                               RETIREMENT SAVINGS AND
                                                         LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                     STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------              ------------        ---------
Premiums and policy fees                           $376,994          $154,893                                     $ 21,420
Reinsurance ceded                                  (262,956)          (29,541)
                                                   ---------         ---------                                    ---------
   Net of reinsurance ceded                         114,038           125,352                                       21,420
Net investment income                               130,325           131,793                  $196,117            122,047
Realized investment gains (losses)                                                                7,928              1,070
Other income                                            819               (52)                                       2,599
                                                   ---------         ---------                 ---------          ---------
       Total revenues                               245,182           257,093                   204,045            147,136
                                                   ---------         ---------                 ---------          ---------
Benefits and settlement expenses                    152,325           173,086                   167,617             99,782
Amortization of deferred policy
   acquisition costs                                 27,333            14,341                     1,111             17,011
Amortization of goodwill
Other operating expenses                             (3,977)           21,517                     2,967             17,809
                                                   ---------         ---------                 ---------          ---------
       Total benefits and expenses                  175,681           208,944                   171,695            134,602
                                                   ---------         ---------                 ---------          ---------
Income from continuing operations
   before income tax                                 69,501            48,149                    32,350             12,534

                                                    SPECIALTY INSURANCE
                                                         PRODUCTS
                                                                             CORPORATE
                                                          ASSET                 AND                               TOTAL
                                                        PROTECTION             OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        ----------           ----------      -----------       ------------
Premiums and policy fees                                 $377,891              $37,683                         $  968,881
Reinsurance ceded                                        (202,576)              (9,961)                          (505,034)
                                                         ---------             --------                         ----------
   Net of reinsurance ceded                               175,315               27,722                            463,847
Net investment income                                      35,366               (6,357)                           609,291
Realized investment gains (losses)                                                             $(12,014)           (3,016)
Other income                                               22,531                1,103                             27,000
                                                         ---------             --------        ---------       -----------
       Total revenues                                     233,212               22,468          (12,014)        1,097,122
                                                         ---------             --------        ---------       -----------
Benefits and settlement expenses                          108,515               21,501                            722,826
Amortization of deferred policy
   acquisition costs                                       36,440                1,333                             97,569
Amortization of goodwill                                    2,120                                                   2,120
Other operating expenses                                   60,019               15,513                            113,848
                                                         ---------             --------                        -----------
       Total benefits and expenses                        207,094               38,347                            936,363
                                                         ---------             --------                        -----------
Income from continuing operations
   before income tax                                       26,118              (15,879)                           160,759
Income tax expense                                                                               53,287            53,287
Income from discontinued operations,
   net of income tax                                                                                808               808
Cumulative effect of change in accounting
   principle, net of income tax                                                                  (8,341)           (8,341)
                                                                                                               -----------
Net income                                                                                                     $   99,939
                                                                                                               ===========

                                                                    OPERATING SEGMENT INCOME FOR THE
                                                                  THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                 ----------------------------------------------------------------------------
                                                                                              RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                        INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS               CONTRACTS          ANNUITIES
                                                   ---------        ------------             -------------        ---------
Premiums and policy fees                           $130,359           $52,538                                      $ 6,948
Reinsurance ceded                                  (103,001)           (9,193)
                                                   ---------          --------                                     --------
   Net of reinsurance ceded                          27,358            43,345                                        6,948
Net investment income                                46,154            46,228                   $66,373             44,188
Realized investment gains (losses)                                                                5,233              1,046
Other income                                            394                                                            875
                                                   ---------          --------                  --------           --------
Total revenues                                       73,906            89,573                    71,606             53,057
                                                   ---------          --------                  --------           --------
Benefits and settlement expenses                     43,786            59,715                    57,117             36,246
Amortization of deferred policy
   acquisition costs                                  5,065             7,000                       503              5,693
Amortization of goodwill
Other operating expenses                             (1,432)            6,912                       986              5,956
                                                   ---------          --------                  --------           --------
       Total benefits and expenses                   47,419            73,627                    58,606             47,895
                                                   ---------          --------                  --------           --------
Income from continuing operations
   before income tax                                 26,487            15,946                    13,000              5,162

                                                   SPECIALTY INSURANCE
                                                        PRODUCTS
                                                                             CORPORATE
                                                         ASSET                  AND                                TOTAL
                                                       PROTECTION              OTHER          ADJUSTMENTS       CONSOLIDATED
                                                       ----------             ---------       -----------       ------------
Premiums and policy fees                                $129,614               $13,280                            $332,739
Reinsurance ceded                                        (68,339)               (4,096)                           (184,629)
                                                        ---------              --------                           ---------
   Net of reinsurance ceded                               61,275                 9,184                             148,110
Net investment income                                     11,823                (4,381)                            210,385
Realized investment gains (losses)                                                              $(10,764)           (4,485)
Other income                                               7,751                   368                               9,388
                                                        ---------              --------         ---------         ---------
       Total revenues                                     80,849                 5,171           (10,764)          363,398
                                                        ---------              --------         ---------         ---------
Benefits and settlement expenses                          34,911                 5,107                             236,882
Amortization of deferred policy
   acquisition costs                                      13,938                   486                              32,685
Amortization of goodwill                                     707                                                       707
Other operating expenses                                  22,828                 6,961                              42,211
                                                        ---------              --------                           ---------
       Total benefits and expenses                        72,384                12,554                             312,485
                                                        ---------              --------                           ---------
Income from continuing operations
   before income tax                                       8,465                (7,383)                             50,913
Income tax expense                                                                                15,915            15,915
Income from discontinued operations,
   net of income tax                                                                               3,547             3,547
                                                                                                                  ---------
Net income                                                                                                        $ 38,545
                                                                                                                  =========

                                                                          OPERATING SEGMENT ASSETS
                                                                              SEPTEMBER 30, 2002
                                               ---------------------------------------------------------------------------------
                                                                                              RETIREMENT SAVINGS AND
                                                          LIFE INSURANCE                        INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING       ACQUISITIONS                CONTRACTS          ANNUITIES
                                                   ---------       ------------               -----------        -----------
Investments and other assets                      $4,071,763        $4,497,036                $3,806,673         $4,753,599
Deferred policy acquisition costs                    925,077           421,696                     5,457            116,614
Goodwill
                                                  ----------        ----------                ----------         ----------
       Total assets                               $4,996,840        $4,918,732                $3,812,130         $4,870,213
                                                  ==========        ==========                ==========         ==========

                                                 SPECIALTY INSURANCE
                                                       PRODUCTS
                                                                             CORPORATE
                                                        ASSET                   AND                               TOTAL
                                                      PROTECTION               OTHER          ADJUSTMENTS      CONSOLIDATED
                                                      ----------             ----------       -----------      ------------
Investments and other assets                           $1,008,079            $1,215,318         $118,998        $19,471,466
Deferred policy acquisition costs                         168,407                 7,939                           1,645,190
Goodwill                                                   34,795                   348                              35,143
                                                       ----------            ----------         --------        -----------
       Total assets                                    $1,211,281            $1,223,605         $118,998        $21,151,799
                                                       ==========            ==========         ========        ===========

                                                                          OPERATING SEGMENT ASSETS
                                                                             DECEMBER 31, 2001
                                                 ---------------------------------------------------------------------------
                                                                                              RETIREMENT SAVINGS AND
                                                        LIFE INSURANCE                         INVESTMENT PRODUCTS

                                                     LIFE                                    STABLE VALUE
                                                   MARKETING        ACQUISITIONS              CONTRACTS          ANNUITIES
                                                  -----------       ------------             -------------       ---------
Investments and other assets                      $3,431,441        $4,091,672                $3,872,637         $4,501,667
Deferred policy acquisition costs                    829,021           418,268                     6,374            128,488
Goodwill
                                                  ----------        ----------                ----------         ----------
       Total assets                               $4,260,462        $4,509,940                $3,879,011         $4,630,155
                                                  ==========        ==========                ==========         ==========

                                                 SPECIALTY INSURANCE
                                                       PRODUCTS
                                                                              CORPORATE
                                                         ASSET                   AND                               TOTAL
                                                       PROTECTION               OTHER          ADJUSTMENTS      CONSOLIDATED
                                                       ----------             ---------        -----------      ------------
Investments and other assets                           $1,050,546              $955,984         $109,881        $18,013,828
Deferred policy acquisition costs                         142,230                 8,302                           1,532,683
Goodwill                                                   35,644                   348                              35,992
                                                       ----------              --------         --------        -----------
       Total assets                                    $1,228,420              $964,634         $109,881        $19,582,503
                                                       ==========              ========         ========        ===========

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at September 30, 2002, and for the nine months then ended, Protective Life and its life insurance subsidiaries had combined share-owner's equity of $680.6 million and a net loss of $64.3 million. The net loss was primarily due to the expensing of a reinsurance-ceding commission to acquire, through coinsurance, a block of policies from Conseco Variable Insurance Company and to policy acquisition costs related to current period sales.

NOTE E - INVESTMENTS

        As prescribed by Statement of Financial Accounting Standard ("SFAS") No. 115, certain investments are recorded at their market values with the resulting net unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, recorded as a component of share-owner's equity. The market value of fixed maturities fluctuate due to changes in interest rate levels, financial market performance, general economic conditions and other factors. Therefore, although the application of SFAS No. 115 does not affect Protective Life's operations, its reported share-owner's equity will fluctuate significantly as investment market values increase or decrease.

        Protective Life's balance sheets at September 30, 2002 and December 31, 2001, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                     SEPTEMBER 30                       DECEMBER 31
                                                                     ------------                       -----------
           Total investments                                         $14,690,584                        $13,157,623
           Deferred policy acquisition costs                           1,717,685                          1,553,786
           All other assets                                            4,335,090                          4,789,297
                                                                     -----------                        -----------
                                                                     $20,743,359                        $19,500,706
                                                                     ===========                        ===========

           Deferred income taxes                                     $    78,222                        $    43,774
           All other liabilities                                      18,708,358                         17,626,767
                                                                     -----------                        -----------
                                                                      18,786,580                         17,670,541
           Share-owner's equity                                        1,956,779                          1,830,165
                                                                     -----------                        -----------
                                                                     $20,743,359                        $19,500,706
                                                                     ===========                        ===========

NOTE F - REINSURANCE RECEIVABLE

        In the second quarter of 2002, Protective Life discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be vigorously seeking recovery of approximately $94.6 million from several reinsurance companies.

        Protective Life continues to make progress toward recovery of the overpayments. Approximately $19.5 million has been received to date. Protective Life is continuing to work with the reinsurers in an effort to collect the entire overpayment, plus interest where appropriate. At September 30, 2002, Protective Life has recorded cash and receivables totaling $69.7 million, which reflects the amounts received to date and Protective Life's current estimate of amounts to be recovered in the future, based upon the information which has become available in the period prior to the filing of this report with respect to conditions that existed at the end of the third quarter.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in the third quarter. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment's pretax operating income thereby increased $7.2 million, which is the difference between the premiums recorded in the third quarter and the amount of such additional amortization.

        Because the overpayments were made over a period of ten years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, Protective Life believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        The recorded amounts that reflect overpayments to be recovered in the future are estimates. Therefore, new information relating to the recovery of such amounts could result in Protective Life increasing (decreasing) its estimates of the amounts to be recovered, or Protective Life could receive more (less) than the recorded amounts, which, in either event, could result in an additional positive (negative) effect on future income.

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. Protective Life adopted SFAS No. 142 in the first quarter of 2002. Protective Life has performed an impairment test and determined that its goodwill was not impaired at January 1, or September 30, 2002.

        The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if these pronouncements were adopted as of January 1, 2001:

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30                       SEPTEMBER 30
                                                               ------------------------          -------------------------
                                                                 2002            2001               2002           2001
                                                                 ----            ----               ----           ----
     Adjusted net income:
       Income from continuing operations
         before cumulative effect of change
         in accounting principle                                $41,749        $34,998            $131,294       $107,472
       Add back amortization of goodwill,
         net of tax                                                                460                              1,378
                                                                -------        -------            --------       --------
       Adjusted income from continuing
         operations before cumulative effect
         of change in accounting principle                      $41,749        $35,458            $131,294       $108,850
                                                                =======        =======            ========       ========

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective Life does not expect the adoption of SFAS No. 143 to have a material effect on Protective Life's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operations accounting is applied. Protective Life adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on Protective Life's financial position or results of operations.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Protective Life does not except the adoption of SFAS No. 145 to have a material effect on Protective Life's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. Protective Life does not expect the adoption of SFAS No. 146 to have a material effect on Protective Life's financial position or results of operations.

NOTE H - DERIVATIVES AND HEDGING ACTIVITIES

Fair-Value Hedges

        Protective Life has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective Life excludes the embedded call option's time value component from each derivative's total gain or loss. For the three months and six months ended June 30, 2002, total measured ineffectiveness for the fair value hedging relationships and the excluded time value component was insignificant. Both the measured ineffectiveness and the excluded time value component are reported in realized investment gains (losses) – derivative financial instruments in Protective Life's consolidated condensed statements of income.

Cash-Flow Hedges

        Protective Life has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective Life pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective Life designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. During the third quarter of 2002, a pretax loss of $0.7 million representing the change in fair value of the hedged contracts during the quarter, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in realized investment gains (losses) – derivative financial instruments in Protective Life's consolidated condensed statements of income. Additionally, at September 30, 2002, Protective Life reported a reduction to accumulated other comprehensive income of $4.9 million (net of income tax of $2.7 million) related to its derivatives designated as cash flow hedges.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the three and nine months ended September 30, 2002, Protective Life recognized total pre-tax losses of $5.2 million and $0.7 million, respectively, which represents the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective Life recognized a $54.1 million pre-tax gain for the first nine months of fiscal 2002 and a $0.4 million pre-tax gain for the current quarter while recognizing a $59.6 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts for the nine month period and a $2.8 million pre-tax loss for the quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in realized investment gains (losses) – derivative financial instruments in Protective Life's consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the nine months ended September 30, 2002, Protective Life recognized a $4.8 million pre-tax gain for the change in the asset swaps' fair value and recognized an $8.1 million pre-tax loss to separately record the embedded equity options at fair value. For the current quarter, Protective Life recognized a $1.1 million pre-tax loss for the change in the asset swaps' fair value and recognized a $0.9 million pre-tax loss to separately record embedded equity options at fair value.

NOTE I - COMPREHENSIVE INCOME

        The following table sets forth Protective Life's comprehensive income for the periods shown:

                                                             THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30                           SEPTEMBER 30
                                                           --------------------------             --------------------------
                                                              2002            2001                   2002            2001
                                                              ----            ----                   ----            ----

Net income                                                 $ 41,749         $ 38,545               $131,294        $ 99,939
Change in net unrealized gains/losses
   on investments (net of income tax:
   three months: 2002 - $87,547; 2001 - $58,125
   nine months: 2002 - $118,978; 2001 - $83,247)            162,588          107,946                220,960         154,601
Change in Accumulated Loss-Hedging (net
   of income tax: 2002 - $(2,411))                           (4,477)                                 (4,477)
Reclassification adjustment for amounts
   included in net income (net of income tax:
   three months: 2002 - $(2,074); 2001 - $3,815
   nine months: 2002 - $(4,895); 2001 - $3,477)              (3,852)           7,085                 (9,092)          6,457
Transition adjustment on derivative financial
   instruments (net of income tax:
   nine months: 2001 - $2,127)                                                                                        3,951
                                                           ---------        ---------              ---------       ---------
Comprehensive income (loss)                                $196,008         $153,576               $338,685        $264,948
                                                           =========        =========              =========       =========

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the periods presented below:

                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30
                                                                                                ---------------------------
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
                                                                                                ==========       ==========

NOTE K - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner's equity.

NOTE L - DISCONTINUED OPERATIONS

        On December 31, 2001, PLC completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. The results of the operations of the Dental Division as related to Protective Life have been included herein as discontinued operations.

NOTE M - ACQUISITIONS

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

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2001               SEPTEMBER 30, 2001
                                                         ------------------               ------------------
                                                            (UNAUDITED)                       (UNAUDITED)

                Total revenues                               $386,504                         $1,166,440
                Net income                                     41,470                            108,714

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Protective Life Insurance Company ("Protective Life") is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". Founded in 1907, Protective Life provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, "Protective Life" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

        Protective Life operates several business segments each having a strategic focus which can be grouped into three general product categories: life insurance, retirement savings and investment products, and specialty insurance products. Protective Life's operating segments are Life Marketing, Acquisitions, Stable Value Contracts, Annuities and Asset Protection. Protective Life also has an additional business segment referred to as Corporate and Other.

        This report includes "forward-looking statements" which express expectations of future events and/or results. All statements based on future expectations rather than on historical facts are forward-looking statements that involve a number of risks and uncertainties, and Protective Life cannot give assurance that such statements will prove to be correct. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors which could affect future results.

        In the conduct of businesses, Protective Life makes certain assumptions regarding the mortality, persistency, claims, expenses and interest rates, or other factors appropriate to the type of business, it expects to experience in future periods, which are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of Protective Life's balance sheet. Protective Life's actual experience, as well as changes in estimates, are used to prepare Protective Life's statements of income. The calculations Protective Life uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. Assumptions and estimates involve judgment and by their nature are imprecise and subject to change and revision over time. Accordingly, Protective Life's results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes arising from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

        The following discussion and analysis primarily relates to the nine months ended September 30, 2002, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2002, as it compares to the same quarter last year. Where needed for a more complete understanding of Protective Life's operating results, information related to the quarters ended September 30, 2002, and September 30, 2001, has been provided.

        Protective Life's results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management's opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company's performance.

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ("premiums and policy fees"):

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30                       SEPTEMBER 30
                                                        ---------------------               --------------------
                                                        2002            2001                2002            2001
                                                        ----            ----                ----            ----
                                                                             (In thousands)

           Premiums and Policy Fees                   $262,127       $148,110             $630,578        $463,847

        Premiums and policy fees increased $166.7 million or 35.9% in the first nine months of 2002 as compared to the first nine months of 2001. Protective Life has previously announced that it had discovered that it had overpaid the reinsurance premiums due on certain life insurance policies. Protective Life has recorded cash and receivables totaling $69.7 million, and a corresponding increase in premiums and policy fees, which reflects its current estimate of amounts to be recovered. Excluding this increase, premiums and policy fees in the Life Marketing segment increased $15.4 million in the first nine months of 2002 as compared to the same period in 2001 due to an increase in sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, Protective Life acquired through coinsurance a block of insurance policies from Conseco Variable Insurance Company. This acquisition resulted in an increase in premiums and policy fees of $14.5 million during the nine months ended September 30, 2002. In October 2001, Protective Life acquired Inter-State Assurance Company ("Inter-State") and First Variable Life Insurance Company ("First Variable"). This acquisition resulted in a $53.3 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks decreased $4.2 million in the first nine months of 2002 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities Segment was $1.6 million in the nine months ended September 30, 2002, as compared to the same period in 2001. Premiums and policy fees related to the Asset Protection segment increased $20.2 million in the first nine months of 2002 as compared to the first nine months of 2001. Lower sales during the period were more than offset by a decline in the amount of reinsurance ceded. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.6 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30                        SEPTEMBER 30
                                                      -------------------------           -------------------------
                                                        2002           2001                 2002            2001
                                                        ----           ----                 ----            ----
                                                                            (IN THOUSANDS)

           Net Investment Income                      $248,265       $210,385             $722,052        $609,291

        Net investment income in the first nine months of 2002 was $112.8 million or 18.5% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The October 2001 acquisitions resulted in an increase in investment income of $33.7 million. The June 2002 acquisition resulted in $10.2 million of investment income.

Realized Investment Gains

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs. The sales of investments that have occurred have resulted principally from portfolio management decisions to maintain approximate matching of assets and liabilities. Accordingly, Protective Life has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale".

        The following table sets forth realized investment gains (losses) for the periods shown:

                        REALIZED INVESTMENT                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                          GAINS/(LOSSES)                            SEPTEMBER 30                        SEPTEMBER 30
                ---------------------------------            -------------------------           ------------------------
                                                                2002            2001               2002            2001
                                                                ----            ----               ----            ----
                                                                                     (IN THOUSANDS)

                Derivative Financial Instruments             $(9,532)         $6,415             $(9,384)         $6,918
                All Other Investments                          5,237         (10,900)             13,298          (9,934)

        Realized investment losses related to derivative financial instruments were $9.4 million for the first nine months of 2002 compared to gains of $6.9 million in the same period of 2001. Realized investment gains related to all other investments were $13.3 million for the first nine months of 2002 compared to a loss of $9.9 million for the corresponding period of 2001.

        Each quarter Protective Life reviews investments with material unrealized losses and tests for other than temporary impairments. Management analyzes various factors to determine if any specific asset impairments exist. Once a determination has been made that a specific impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. An other than temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment, as appropriate. Management's analysis of investments with unrealized losses due to issuer-specific events considers the creditworthiness and financial performance of the issuer and other publicly available information. Management's analysis of invested assets with unrealized losses due to general market conditions or industry-related events considers Protective Life's intent and ability to hold the investment to allow for a market recovery or to maturity.

Other Income

        The following table sets forth other income for the periods shown:

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30                         SEPTEMBER 30
                                                       ----------------------               ---------------------
                                                         2002          2001                   2002         2001
                                                         ----          ----                   ----         ----
                                                                             (IN THOUSANDS)

              Other Income                             $10,299        $9,388                $31,000      $27,000

        Other income consists primarily of revenues from Protective Life's direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. Rental income resulted in $3.0 million of income in the first nine months of 2002. Other income in the first nine months of 2002 was $4.0 million higher than the corresponding period of 2001. In the first nine months of 2002 as compared to the same period of 2001, revenues from Protective Life's service contract business increased $3.8 million. Income from other sources increased $0.2 million.

Income Before Income Tax

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                                     ------------------------       ------------------------
                                                                       2002           2001            2002           2001
                                                                       ----           ----            ----           ----
Operating Income (Loss) (1)
Life Insurance
     Life Marketing                                                  $40,312         $26,487        $ 88,876      $  69,501
     Acquisitions                                                     25,424          15,946          69,496         48,149
Retirement Savings and Investment Products
     Stable Value Contracts                                           11,423           7,767          30,938         24,422
     Annuities                                                         2,453           4,116          11,769         11,488
Specialty Insurance Products
     Asset Protection                                                 (1,164)          8,465          11,370         26,118
Corporate and Other                                                   (9,749)         (7,383)        (18,017)       (15,879)
                                                                     --------        --------       ---------      ---------
           Total operating income                                     68,699          55,398         194,432        163,799
                                                                     --------        --------       ---------      ---------

Realized Investment Gains (Losses)
     Stable Value Contracts                                           (6,366)          5,233          (6,110)         7,928
     Annuities                                                           365           1,046           3,602          1,070
     Unallocated Realized Investment Gains (Losses)                    1,706         (10,764)          6,422        (12,014)
Related Amortization of Deferred Policy
   Acquisition Costs
     Annuities                                                          (365)                         (1,684)           (24)
                                                                     --------        --------       ---------      ---------
           Total net                                                  (4,660)         (4,485)          2,230         (3,040)
                                                                     --------        --------       ---------      ---------

Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                                   40,312          26,487          88,876         69,501
     Acquisitions                                                     25,424          15,946          69,496         48,149
Retirement Savings and Investment Products
     Stable Value Contracts                                            5,057          13,000          24,828         32,350
     Annuities                                                         2,453           5,162          13,687         12,534
Specialty Insurance Products
     Asset Protection                                                 (1,164)          8,465          11,370         26,118
Corporate and Other                                                   (9,749)         (7,383)        (18,017)       (15,879)
Unallocated Realized Investment Gains (Losses)                         1,706         (10,764)          6,422        (12,014)
                                                                     --------        --------       ---------      ---------
           Total income from continuing operations
               before income tax                                     $64,039         $50,913        $196,662       $160,759
                                                                     ========        ========       =========      =========

(1)   Income from continuing operations before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment's pretax operating income was $88.9 million in the first nine months of 2002 compared to $69.5 million in the same period of 2001. An increase of $12.2 million is attributable to growth through sales and favorable mortality experience.

        In the second quarter of 2002, Protective Life discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be vigorously seeking recovery of approximately $94.6 million from several reinsurance companies.

        Protective Life continues to make progress toward recovery of the overpayments. Approximately $19.5 million has been received to date. Protective Life is continuing to work with the reinsurers to collect the entire overpayment, plus interest where appropriate. At September 30, 2002, Protective Life has recorded cash and receivables totaling $69.7 million, which reflects the amounts received to date and Protective Life's current estimate of amounts to be recovered in the future, based upon the information which has become available in the period prior to the filing of this report with respect to conditions that existed at the end of the third quarter.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in the third quarter. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment's pretax operating income thereby increased $7.2 million (in addition to the $12.2 million increase noted above), which is the difference between the premiums recorded in the third quarter and the amount of such additional amortization.

        Because the overpayments were made over a period of ten years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, Protective Life believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        The recorded amounts that reflect overpayments to be recovered in the future are estimates. Therefore, new information relating to the recovery of such amounts could result in Protective Life increasing (decreasing) its estimates of the amounts to be recovered, or Protective Life could receive more (less) than the recorded amounts, which, in either event, could result in an additional positive (negative) effect on future income.

        Pretax operating income from the Acquisitions segment was $69.5 million in the first nine months of 2002, an increase of $21.3 million from the first nine months of 2001. Earnings from the acquisition through coinsurance of a block of policies from Conseco contributed $2.0 million during the 2002 third quarter. Earnings from the Inter-State and First Variable acquisitions contributed $13.3 million in the first nine months of 2002. Operating income related to a block of business coinsured in early 2001 increased $3.1 million in the first nine months of 2002 as compared to the same period in 2001.

        The Stable Value Contracts segment had pretax operating income of $30.9 million in the first nine months of 2002 as compared to $24.4 million in the corresponding period of 2001. The increase is due to an increase in average account balances and a widening of operating spreads.

        The Annuities segment's pretax operating income for the first nine months of 2002 was $11.8 million as compared to $11.5 million in the first nine months of 2001. For the nine months ended September 30, 2002, fixed annuity earnings increased $2.0 million as compared to the same period of 2001. This increase is primarily due to increased sales for the nine months ended 2002 as compared to the same period of 2001. Variable annuity earnings declined $1.7 million in the nine months ended September 30, 2002 as compared to the same period of 2001. The decline is due to annuity withdrawals and the general decline in the equity markets.

        The Annuities segment's pretax operating income of $2.5 million for the third quarter of 2002 declined from $4.1 million in the third quarter of 2001 primarily because of lower sales volume in the fixed annuity line during the third quarter of 2002 as compared to the third quarter of 2001.

        In this segment, recent equity market volatility has created uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition cost.

        Protective Life currently has a deferred policy acquisition costs asset related to its variable annuity product lines of approximately $88 million and a variable annuity account balance of $1.6 billion.

        Protective Life continues to monitor the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. Protective Life understands that various methodologies and assumptions are currently being used by life insurance companies in the United States to analyze the proper rate of amortization of such costs. The methodologies employ varying assumptions about how much and how quickly the stock markets recover from their current depressed levels. Depending on the assumptions and methodologies employed, and assuming that the United States stock markets close at year end within the range of recent levels, Protective Life expects that it may be appropriate to incur a charge with respect to the amortization of such deferred acquisition costs in the fourth quarter in a range of $0 to $11.8 million. Protective Life is reviewing its methodologies and assumptions in light of publicly available information regarding the methodologies and assumptions used by other life insurance companies. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets result in higher amounts of amortization.

        Protective Life offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. Protective Life’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. Protective Life then accrues to that amount over four quarters. At September 30, 2002, the total GMDB reserve was $5.1 million, an increase of $0.4 million from June 30, 2002. At September 30, 2002, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances at September 30, 2002, was $609 million, compared to $432 million at June 30, 2002. Based on variable annuity account balances as of October 23, 2002, the total guaranteed dollar amount payable under the GMDB feature was approximately $520 million.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), Protective Life’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $28.8 million at September 30, 2002.

        The Asset Protection segment had pretax operating income of $11.4 million in the first nine months of 2002 as compared to $26.1 million for the same period in 2001. The decrease was attributable to lower sales volume and negative claims experience in the current period. Included in the segment's pretax income for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary.

        The results of the Asset Protection segment are being significantly affected by general economic conditions, consumer borrowing trends, and conditions in the automobile industry. The segment’s claims and corresponding loss ratios have increased in the current economic environment. In addition, Protective Life is exiting certain ancillary lines of business in this segment, which are not core to either the credit insurance or service contract businesses.

        In view of the negative trends recently experienced in this segment, Protective Life has commenced claims experience studies to ascertain if, and to what extent, it is appropriate to increase its estimates of policy liabilities and accruals relating to the segment. Protective Life expects to complete these studies prior to the end of the year. Protective Life expects the effect of an increase in policy liabilities would be a charge to earnings in a range from $0 to $27.1 million in the fourth quarter.

        Examples of the negative trends affecting the segment are lower used vehicle prices resulting from new vehicle sales incentives, an increase in automobile travel resulting from a decline in air travel following the events of September 11, 2001, and an increase in service contract claims. Claims experience studies are necessarily complex and involve analyzing and interpreting large quantities of data to deduce whether the trends appear to be temporary and likely to reverse, or not. Negative trends judged to be other than temporary would result in an increase in the estimate of policy liabilities.

        In addition, Protective Life expects to complete the sale of two inactive insurance subsidiary charters held in the segment. The transactions are subject to regulatory approval and certain customary closing conditions. If the transactions close in the fourth quarter of 2002, Protective Life expects the resulting gain to be approximately $9.0 million.

        The Corporate and Other segment consist primarily of net investment income on capital, interest expense on all debt, and various other items not associated with the other segments. The segment had a pretax operating loss of $18.0 million in the first nine months of 2002 as compared to a pretax operating loss of $15.9 million in the first nine months of 2001.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                                ---------------------            ---------------------
                                                                 2002           2001               2002          2001
                                                                 ----           ----               ----          ----

              Estimated Effective Income Tax Rates               34.8%          31.3%              33.2%         33.1%

        The effective income tax rate for the full year of 2001 was 32.9%. Management's estimate of the effective income tax rate for 2002 is approximately 33.2%.

Net Income

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle for the periods shown:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                  NET INCOME                                  SEPTEMBER 30                       SEPTEMBER 30
              --------------------                     ------------------------          --------------------------
                                                         2002            2001               2002            2001
                                                         ----            ----               ----            ----
              Total (in thousands)                     $41,749         $34,998            $131,294        $107,472

        Compared to the same period in 2001, net income from continuing operations before cumulative effect of change in accounting principle in the first nine months of 2002 increased $23.8 million, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, and Corporate and Other segments and higher realized investment gains partially offset by lower operating results in the Asset Protection and Annuities segments.

Known Trends and Uncertainties

        The factors which could affect Protective Life's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to many types of risks that could negatively affect our business; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; we use estimates in our financial statements; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect Protective Life and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; a decrease in sales or persistency could negatively affect our results; our investments are subject to risks; our growth from acquisitions involves risks; we are dependent on the performance of others; and our reinsurance program involves risks. Please refer to Exhibit 99(a), incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective Life does not expect the adoption of SFAS No. 143 to have a material effect on Protective Life's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. Protective Life adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on Protective's financial position or results of operations.

        In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining on the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Protective Life does not except the adoption of SFAS No. 145 to have a material effect on Protective Life's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. Protective Life does not expect the adoption of SFAS No. 146 to have a material effect on Protective Life's financial position or results of operations.

        In July 2002, the American Institute of Certified Public Accountants proposed a new Statement of Position (SOP), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." Among other things, the SOP would establish the preferred method for estimating the GMDB related policy liabilities and accruals. Protective Life believes its adoption of the SOP as proposed would result in recording a modestly higher liability. Therefore, Protective Life does not expect the adoption of the SOP, when issued, would have a material effect on Protective Life's financial position or results of operations.

Review by Independent Accountants

With respect to the unaudited consolidated condensed financial information of Protective Life Corporation for the three-month and nine-month periods ended September 30, 2002 and 2001. PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 13, 2002 appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

LIQUIDITY AND CAPITAL RESOURCES

        Protective Life's operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium- and long-term obligations reserved using certain assumed interest rates, Protective Life's investments are predominantly in medium- and long-term, fixed-rate investments such as bonds and mortgage loans.

Investments

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective Life may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as "available for sale."

        Protective Life's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2002, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $11,442.7 million, which is 4.3% above amortized cost of $10,972.7 million. Protective Life had $2,591.4 million in mortgage loans at September 30, 2002. While Protective Life's mortgage loans do not have quoted market values, at September 30, 2002, Protective Life estimates the market value of its mortgage loans to be $2,942.4 million (using discounted cash flows from the next call date), which is 13.5% above amortized cost. Most of Protective Life's mortgage loans have significant prepayment penalties. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations are not expected to adversely affect liquidity.

        For several years, Protective Life has offered a type of commercial loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2002, approximately $495.3 million of Protective Life's mortgage loans have this participation feature.

        At September 30, 2002, delinquent mortgage loans and foreclosed properties were 0.2% of invested assets. Bonds rated less than investment grade were 3.8% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at September 30, 2002, were $546.3 million, an increase of $24.5 million from December 31, 2001. Policy loan rates are generally in the 4.0% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At September 30, 2002, Protective Life had outstanding mortgage loan commitments of $432.9 million.

Liabilities

        Many of Protective Life's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue. Conversely, the market-value adjustment for certain annuity contracts may increase surrender values when interest rates have fallen and Protective Life would experience investment gains.

        At September 30, 2002, Protective Life had policy liabilities and accruals of $8.8 billion. Protective Life's interest-sensitive life insurance products have a weighted average minimum credited interest rate of approximately 4.5%.

        At September 30, 2002, Protective Life had $3.9 billion of stable value contract account balances and $3.7 billion of annuity account balances.

Derivative Financial Instruments

        Protective Life utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective Life used interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective Life uses currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose Protective Life to credit and market risk. Protective Life minimizes its credit risk by entering into transactions with highly rated counterparties. Protective Life manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        Protective Life monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective Life's asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Protective Life's overall interest rate and currency exchange risk management strategies.

Asset/Liability Management

        Protective Life's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is Protective Life's policy to generally maintain asset and liability durations within one half year of one another, although, from time to time, a broader interval may be allowed.

        Protective Life believes its asset/liability management programs and procedures and certain product features provide some degree of protection for Protective Life against the effects of changes in interest rates under various scenarios. Additionally, Protective Life believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligations to pay benefits under its various insurance and deposit contracts. However, Protective Life's asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of Protective Life's asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        In general terms, Protective Life's results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve. The yield curve is currently positively sloped, and this has positively affected Protective Life's results. A rapid increase in short-term interest rates would negatively affect Protective Life's future results.

        Approximately 20% of Protective Life's liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates.

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $735 million during 2001. Cash outflows related to stable value contracts are estimated to be approximately $1,086 million in 2002. Protective Life's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life currently expects to have sufficient sources of liquidity to pay expected stable value contract related cash outflows.

        Protective Life was committed at September 30, 2002, to fund mortgage loans in the amount of $432.9 million. Protective Life held $416.1 million in cash and short-term investments at September 30, 2002.

        While Protective Life generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, Protective Life recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, Protective Life has arranged sources of credit for its insurance subsidiaries to use when needed. At September 30, 2002, Protective Life had $42.0 million of securities sold under repurchase agreements with an interest rate of 1.95%. Protective Life expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, Protective Life may from time to time sell short-duration stable value products to complement its cash management practices.

Capital

        At September 30, 2002, Protective Life had no borrowings under its $200.0 million revolving line of credit due October 1, 2005.

        Protective Life's cash flow is dependent on cash dividends and payments on surplus notes from its subsidiaries, revenues from investment, data processing, legal and management services rendered to the subsidiaries, and investment income. At December 31, 2001, approximately $282.1 million of consolidated share-owners' equity, excluding net unrealized investment gains and losses, represented net assets of Protective Life's insurance subsidiaries that cannot be transferred to Protective Life. In addition, the states in which Protective Life's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life.

        Protective Life plans to retain substantial portions of the earnings of its life insurance subsidiaries in those companies primarily to support their future growth. Protective Life's cash disbursements have from time to time exceeded its cash receipts, and these shortfalls have been funded through various external financings. Therefore, Protective Life may, from time to time, require additional external financing.

        A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of Protective Life's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by Protective Life.

Contractual Obligations

        The table below sets forth future maturities of debt and stable value contracts.

                    (IN THOUSANDS)                              2002           2003-2004         2005-2006      AFTER 2006
     --------------------------------------------               ----           ---------         ---------      ----------
     Stable value contracts                                   $336,510        $1,847,371        $1,276,099       $400,261
     Notes payable                                                                 2,271
     Securities sold under repurchase agreements                42,000

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

        Protective Life from time to time is subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Among other actions, a state insurance department is currently investigating Protective Life's management of a small block of the health insurance business in a discontinued line of business, apparently as part of a larger inquiry related to the overall health insurance industry. Although Protective Life cannot predict what actions may be taken by any regulatory authority, Protective Life does not believe that this or any other matter currently under examination, review, or investigation or any other pending or threatened regulatory or tax-related action with respect to Protective Life or any of its subsidiaries is reasonably likely to have a material effect on Protective Life.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While Protective Life cannot predict the impact of this legislation, it could cause Protective Life to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Legislation has been enacted that would, over time, reduce and ultimately eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products would be adversely affected.

        Protective Life's Life Marketing segment is currently developing and implementing a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, and various other components of the segment’s balance sheet. The segment’s future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        The tragic events of September 11, 2001, had little direct effect on Protective Life's operations or financial strength. However, many of Protective Life's businesses and the performance of Protective Life's investment portfolio are affected by general economic conditions, therefore a downturn in the general economy could have a negative effect on Protective Life's operations and financial strength.

        Protective Life's ability to grow depends in large part upon the continued availability of capital. Protective Life has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as Protective Life has incurred realized and unrealized losses on its invested assets and to increase its GMDB related policy liabilities and accruals in accordance with statutory accounting practices. In recent years, most financial services companies, including PLC, experienced a decrease in the market price of their common stock. A lower stock price for PLC may limit Protective Life's ability to raise capital to fund other growth opportunities and acquisitions. Although Protective Life believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable or foreseeable, nor within Protective Life's control. A lack of sufficient capital could impair Protective Life's ability to grow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Controls and Procedures

        Protective Life’s Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of the report, evaluated Protective Life’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in Protective Life’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date this evaluation was completed.

PART II

Item 6.        Exhibits and Reports on Form 8-K

        (a) Exhibit 99(a) - Safe Harbor for Forward-Looking Statements
             Exhibit 99(b) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
             Exhibit 99(c) - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date:	November 14, 2002	/s/ Jerry W. Defoor
Jerry W. DeFoor
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John D. Johns, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protective Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John D. Johns
Title: President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allen W. Ritchie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Protective Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Allen W. Ritchie
Title: Executive Vice President and Chief Financial Officer