Form 10-K/A
period 2001-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2003-03-24
CIK 310826

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
_____________

FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File Number
33-31940
33-39345
33-57052
333-02249

_____________

Protective Life Insurance Company

(Exact name of Registrant as specified in its charter)

Tennessee	63-0169720
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identificiation No.)

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (205) 268-1000

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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

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

EXPLANATORY NOTE

        In its previously filed financial statements, Protective Life Insurance Company (Protective) accounted for the transfers of a group of wholly owned subsidiaries in 2000 and 2001 from its parent, Protective Life Corporation (PLC), by recording contributions of capital at PLC’s historical basis with operating results of the transferred entities affecting the operations of Protective from the dates of transfer. Protective believes that the preferable method of accounting is to record the transactions on a pooling of interests basis whereby Protective’s financial statements are restated to reflect the consolidation of the contributed entities as if they had been wholly owned by Protective for all periods in which common control existed. To effect the change to this method of accounting for the transfers, Protective has restated its financial statements (including relevant Schedules and Exhibits) for the affected periods and has filed such restatements on this amended Form 10-K for the year ended December 31, 2001. Due to Protective’s sale of its Dental Benefits Division on December 31, 2001 (see Note A of the Notes to Consolidated Financial Statements, Discontinued Operations), the primary effects of this restatement are reflected in discontinued operations. Income from continuing operations was not affected by this restatement for any of the years presented. Compared to amounts in Protective’s previously issued financial statements, restated net income increased $12.4 million, $5.4 million, and $0.9 million in 1999, 2000, and 2001, respectively. Restated share-owner’s equity at December 31, 2000 increased $9.5 million, and share-owner’s equity at December 31, 2001 was unchanged. For further information regarding this restatement, see Note A of the Notes to Consolidated Financial Statements.

        This amended Form 10-K does not purport to provide a general update or discussion of developments with respect to Protective subsequent to the original filing; such disclosures are contained in Protective’s Forms 10-Q for the quarters ending March 31, June 30, and September 30, 2002.

        The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I

Item 1. Business

        Protective Life Insurance Company, a stock life insurance company, was founded in 1907. Protective is a wholly-owned subsidiary of PLC, an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires “Protective” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

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

Item 7. Management's Narrative Analysis of the Results of Operations

        In its previously filed financial statements, Protective accounted for the transfers of a group of wholly owned subsidiaries in 2000 and 2001 from its parent, Protective Life Corporation (PLC), by recording contributions of capital at PLC’s historical basis with operating results of the transferred entities affecting the operations of Protective from the dates of transfer. Protective believes that the preferable method of accounting is to record the transactions on a pooling of interests basis whereby Protective’s financial statements are restated to reflect the consolidation of the contributed entities as if they had been wholly owned by Protective for all periods in which common control existed. To effect the change to this method of accounting for the transfers, Protective has restated its financial statements (including relevant Schedules and Exhibits) for the affected periods and has filed such restatements on this amended Form 10-K for the year ended December 31, 2001. Due to Protective’s sale of its Dental Benefits Division on December 31, 2001 (see Note A of the Notes to Consolidated Financial Statements, Discontinued Operations), the primary effects of this restatement are reflected in discontinued operations. Income from continuing operations was not affected by this restatement for any of the years presented. Compared to amounts in Protective’s previously issued financial statements, restated net income increased $12.4 million, $5.4 million, and $0.9 million in 1999, 2000, and 2001, respectively. Restated share-owner’s equity at December 31, 2000 increased $9.5 million, and share-owner’s equity at December 31, 2001 was unchanged. For further information regarding this restatement, see Note A of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K/A is presented inclusive of these restatements.

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

Discontinued Operations

        On December 31, 2001, Protective completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division) and discontinued certain other remaining Dental Division related operations, primarily other health insurance lines. In 1999, income from discontinued operations, net of income tax, was $22.0 million. In 2000, income from discontinued operations, net of income tax, was $16.3 million. In 2001, the loss from discontinued operations was $9.9 million (primarily due to the non-performance of reinsurers) and the loss from sale of discontinued operations was $17.8 million, both net of income tax.

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

Net Income

        The following table sets forth net income from continuing operations before the cumulative effect of change in accounting principle for the periods shown:

                                                     NET INCOME
                                       ---------------------------------------
YEAR ENDED                                                    PERCENTAGE
DECEMBER 31                                 AMOUNT        INCREASE (DECREASE)
------------------------------------------------------------------------------
                                        (IN THOUSANDS)

2001..............................          $143,501             26.8%
2000..............................           113,144             (4.6)
1999..............................           118,622              7.3

        Compared to 2000, net income from continuing operations before cumulative effect of change in accounting principle in 2001 increased 26.8%, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Credit Products segments and lower realized investment losses, which were offset by lower operating earnings in the Corporate and Other segment.

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
                                       =====            =====

        At December 31, 2000, Protective’s fixed maturity investments had a market value of $7,391.5 million, which was 1.0% below amortized cost of $7,465.1 million. Protective estimated the market value of its mortgage loans to be $2,385.2 million at December 31, 2000, which was 5.2% above amortized cost of $2,268.2 million.

        The following table sets forth the estimated market values of Protective’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

Estimated Market Values Resulting From An
Immediate 1 Percentage Point Increase
In Interest Rates

                                                   AMOUNT                         PERCENT
AT DECEMBER 31, 2000                            (IN MILLIONS)                      CHANGE
-----------------------------------------------------------------------------------------------
Fixed maturities                                  $7,132.8                          (3.5)%
Mortgage loans                                     2,277.9                          (4.5)
===============================================================================================

At December 31, 2001
-----------------------------------------------------------------------------------------------
Fixed maturities                                  $9,370.6                          (4.5)%
Mortgage loans                                     2,550.9                          (4.5)
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
------------------------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999 (restated)
Consolidated Balance Sheets as of December 31, 2001 and 2000 (restated)
Consolidated Statements of Share-Owner's Equity for the years ended
    December 31, 2001, 2000, and 1999 (restated)
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 (restated)
Notes to Consolidated Financial Statements (restated)
Financial Statement Schedules:
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

        As discussed in Note A of the Notes to the Consolidated Financial Statements, the Company has restated its financial statements for the years ended December 31, 2001, 2000 and 1999.

        As discussed in Note A of the Notes to the Consolidated Financial Statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

PricewaterhouseCoopers LLP

Birmingham, Alabama
March 1, 2002, except for Note A, as to which the date is March 19, 2003

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

                                                                                             YEAR ENDED DECEMBER 31
                                                                                  -------------------------------------------
                                                                                       2001         2000            1999
                                                                                       ----         ----            ----
                                                                                    (RESTATED)    (RESTATED)     (RESTATED)
                                                                                    ----------    ----------     ---------
REVENUES
   Premiums and policy fees................................................        $1,389,819    $1,175,943     $  861,021
   Reinsurance ceded.......................................................          (771,151)     (686,108)      (462,297)
                                                                                    ----------    ----------      ---------
     Net of reinsurance ceded..............................................           618,668       489,835        398,724
   Net investment income...................................................           839,103       692,081        617,829
   Realized investment gains (losses):
      Derivative financial instruments.....................................            (1,718)        2,157          3,425
      All other investments................................................            (6,123)      (16,756)         1,335
   Other income............................................................            38,578        35,194         22,599
                                                                                   -----------   -----------    -----------
                                                                                    1,488,508     1,202,511      1,043,912
                                                                                   -----------   -----------    -----------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 2001 -
    $609,996; 2000 - $538,291; 1999 - $344,474)...........................            972,624       760,778        629,656
   Amortization of deferred policy acquisition costs .....................            147,058       143,180         96,689
   Amortization of goodwill...............................................              2,827         2,514
   Other operating expenses (net of reinsurance ceded: 2001 - $167,243;
    2000 -  $223,498; 1999 - $150,570)....................................            152,041       121,417        130,954
                                                                                   -----------   -----------    -----------
                                                                                    1,274,550     1,027,889        857,299
                                                                                   -----------   -----------    -----------
INCOME FROM CONTINUING OPERATIONS  BEFORE INCOME TAX.......................           213,958       174,622        186,613
INCOME TAX EXPENSE
   Current.................................................................           118,421        12,180         43,945
   Deferred................................................................           (47,964)       49,298         24,046
                                                                                   -----------   -----------    -----------
                                                                                       70,457        61,478         67,991
                                                                                   -----------   -----------    -----------
Net income from continuing operations before cumulative effect of change in
accounting principle.......................................................           143,501       113,144        118,622
Income (loss) from discontinued operations, net of income tax .............            (9,856)       16,299         22,027
Loss from sale of discontinued operations, net of income tax ..............           (17,754)
                                                                                   -----------   -----------    -----------
Net income before cumulative effect of change in accounting principle......           115,891       129,443        140,649
Cumulative effect of change in accounting principle, net of income tax.....            (8,341)
                                                                                   -----------   -----------    -----------
NET INCOME.................................................................        $  107,550    $  129,443     $  140,649
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

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                                                                       DECEMBER 31
                                                                                             ---------------------------------
                                                                                                    2001           2000
                                                                                                    ----           ----
                                                                                                                 (RESTATED)
                                                                                                                 ---------
ASSETS
Investments:
    Fixed maturities, at market (amortized cost: 2001 - $9,719,057; 2000 - $7,465,092)..       $ 9,812,091      $7,391,502
    Equity securities, at market (cost: 2001 - $62,051; 2000 - $44,450).................            60,493          41,792
    Mortgage loans on real estate.......................................................         2,512,844       2,268,224
    Investment real estate, net of accumulated depreciation (2001 - $1,452; 2000 - $1,226)          24,173          12,566
    Policy loans........................................................................           521,840         230,527
    Other long-term investments.........................................................           100,686          66,646
    Short-term investments..............................................................           228,396         177,660
                                                                                               ------------    ------------
        Total investments...............................................................        13,260,523      10,188,917
Cash....................................................................................           107,166          38,721
Accrued investment income...............................................................           158,841         121,996
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (2001 - $3,025; 2000 - $2,195)..............................................            55,809          75,322
Reinsurance receivables.................................................................         2,173,987       1,099,574
Deferred policy acquisition costs.......................................................         1,532,683       1,189,380
Goodwill, net...........................................................................            35,992         241,831
Property and equipment, net.............................................................            46,337          51,166
Other assets............................................................................           219,355         121,417
Receivable from related parties.........................................................                             4,768
Assets related to separate accounts:
    Variable Annuity....................................................................         1,910,651       1,841,439
    Variable Universal Life.............................................................            77,162          63,504
    Other...............................................................................             3,997           3,746
                                                                                               ------------    ------------
                                                                                               $19,582,503     $15,041,781
                                                                                               ============    ============
LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims..................................................       $ 6,974,685     $ 5,033,397
     Unearned premiums..................................................................           901,653         935,605
                                                                                               ------------    ------------
     Total policy liabilities and accruals..............................................         7,876,338       5,969,002
Stable value contract deposits..........................................................         3,716,530       3,177,863
Annuity deposits........................................................................         3,248,218       1,916,894
Other policyholders' funds..............................................................           132,124         125,336
Other liabilities.......................................................................           410,621         330,594
Accrued income taxes....................................................................           125,835         (10,932)
Deferred income taxes...................................................................            72,403          72,065
Note payable............................................................................             2,291           2,315
Indebtedness to related parties.........................................................             6,000          10,000
Securities sold under repurchase agreements.............................................           117,000
Liabilities related to separate accounts:
     Variable Annuity...................................................................         1,910,651       1,841,439
     Variable Universal Life............................................................            77,162          63,504
     Other..............................................................................             3,997           3,746
                                                                                               ------------    ------------
       Total liabilities................................................................        17,699,170      13,501,826
                                                                                               ============    ============
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE G

SHARE-OWNER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000..........................                 2               2
Common Stock, $1.00 par value, shares
   authorized and issued: 5,000,000.....................................................             5,000           5,000
Additional paid-in capital..............................................................           785,419         651,419
Note receivable from PLC Employee Stock Ownership Plan..................................            (4,499)         (4,841)
Retained earnings.......................................................................         1,044,243         939,745
Accumulated other comprehensive income
  Net unrealized gains (losses) on investments
  (net of income tax: 2001 - $28,629; 2000-$(27,661))...................................            53,168         (51,370)
                                                                                               ------------    ------------
       Total share-owner's equity.......................................................         1,883,333       1,539,955
                                                                                               ------------    ------------
                                                                                               $19,582,503     $15,041,781
                                                                                               ============    ============
                                      See notes to consolidated financial statements

PROTECTIVE LIFE INSURANCE COMPANY CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY (Dollars in thousands, except per share amounts)

                                                                                                                         NET
                                                                                               NOTE                   UNREALIZED
                                                                                            RECEIVABLE                  GAINS
                                                                                ADDITIONAL     FROM                    (LOSSES)      TOTAL
                                                          PREFERRED   COMMON     PAID-IN       PLC       RETAINED        ON       SHARE-OWNER'S
                                                            STOCK     STOCK      CAPITAL       ESOP      EARNINGS    INVESTMENTS     EQUITY
                                                          ---------   ------    ----------  ----------   --------    -----------   ------------
 Balance, December 31, 1998 (restated)                         $2     $5,000    $570,419    $(5,199)     $687,553     $  55,057    $1,312,832
                                                                                                                                   -----------
     Net income for 1999 (restated)                                                                       140,649                     140,649
     Change in net unrealized gains/losses on
        investments (net of income tax - $(106,638))                                                                  (198,043)      (198,043)
     Reclassification adjustment for amounts included
        in net income (net of income tax - $(1,666))                                                                    (3,094)        (3,094)
                                                                                                                                   -----------
     Comprehensive loss for 1999 (restated)                                                                                           (60,488)
                                                                                                                                   -----------
     Common dividend (restated)                                                                           (15,900)                    (15,900)
     Decrease in note receivable from PLC ESOP                                                   51                                        51
                                                          --------    -------   ---------   --------     ---------   ----------    -----------
 Balance, December 31, 1999 (restated)                          2      5,000     570,419     (5,148)      812,302     (146,080)     1,236,495
                                                                                                                                   -----------
     Net income for 2000 (restated)                                                                       129,443                     129,443
     Change in net unrealized gains/losses on
      investments (net of income tax - $45,887)                                                                         85,221         85,221
     Reclassification adjustment for amounts included
      in net income (net of income tax - $5,110)                                                                         9,489          9,489
                                                                                                                                   -----------
     Comprehensive income for 2000 (restated)                                                                                         224,153
                                                                                                                                   -----------
     Capital contribution                                                         81,000                                               81,000
     Common dividend (restated)                                                                            (2,000)                     (2,000)
     Decrease in note receivable from PLC ESOP                                                   307                                      307
                                                         ---------   --------   ---------    --------   ---------     ---------    -----------
 Balance, December 31, 2000 (restated)                          2      5,000     651,419      (4,841)     939,745      (51,370)     1,539,955
                                                                                                                                   -----------
     Net income for 2001 (restated)                                                                       107,550                     107,550
     Change in net unrealized gains/losses on
       investments (net of income tax - $52,019)                                                                        96,607         96,607
     Reclassification adjustment for amounts included
        in net income (net of income tax - $2,143)                                                                       3,980          3,980
     Transition adjustment on derivative financial
       instruments (net of income tax - $2,127)                                                                          3,951          3,951
                                                                                                                                   -----------
     Comprehensive income for 2001 (restated)                                                                                         212,088
                                                                                                                                   -----------
     Capital contribution                                                        134,000                                              134,000
     Common dividend - transfer of subsidiary to PLC
       (see note H)                                                                                       (2,052)                      (2,052)
     Preferred dividend                                                                                   (1,000)                      (1,000)
     Decrease in note receivable from PLC ESOP                                                  342                                       342
                                                         ---------   --------  ---------    --------  ----------      --------     -----------
 Balance, December 31, 2001                                    $2     $5,000   $785,419     $(4,499)  $1,044,243      $ 53,168     $1,883,333
                                                         =========   ========  =========    ========  ==========      ========     ===========

                                     See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                                 DECEMBER 31
                                                                                            ---------------------------------------------------
                                                                                                      2001            2000             1999
                                                                                                      ----            ----             ----
                                                                                                   (RESTATED)       (RESTATED)       (RESTATED)
                                                                                                   ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................................................     $   107,550  $      129,443     $    140,649
    Adjustments to reconcile net income to net cash provided by operating activities:
         Realized investment (gains) losses.................................................           7,841          14,599           (4,760)
         Amortization of deferred policy acquisition costs..................................         154,383         149,574          104,913
         Amortization of goodwill...........................................................           8,328           7,797            4,856
         Capitalization of deferred policy acquisition costs................................        (317,626)       (338,685)        (239,483)
         Loss from sale of discontinued operations..........................................          17,754
         Depreciation expense...............................................................          11,651           9,581           10,513
         Deferred income taxes..............................................................         (40,970)         55,161           24,234
         Accrued income taxes...............................................................         139,016          13,715          (16,295)
         Interest credited to universal life and investment products........................         944,098         766,004          331,746
         Policy fees assessed on universal life and investment products.....................        (222,415)       (197,581)        (165,818)
         Change in accrued investment income and other receivables..........................        (238,097)       (158,107)        (120,381)
         Change in policy liabilities and other policyholder funds of traditional life and
         health products....................................................................         444,119         499,674          215,469
         Change in other liabilities........................................................         132,497         (21,592)          70,331
         Other (net)........................................................................           9,306         (35,103)           8,875
                                                                                                 ------------    ------------     ------------
Net cash provided by operating activities...................................................       1,157,435         894,480          364,849
                                                                                                 ------------    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and principal reduction of investments:
         Investments available for sale.....................................................       3,062,262      12,828,276        9,973,742
         Other..............................................................................         283,181         133,814          243,280
     Sale of investments:
         Investments available for sale.....................................................       8,943,123         810,716          537,343
         Other..............................................................................               0           5,222          267,892
     Cost of investments acquired:
         Investments available for sale.....................................................     (13,652,930)    (14,369,630)     (10,642,985)
         Corporate owned life insurance.....................................................        (100,000)
         Other..............................................................................        (378,520)       (463,909)        (864,100)
     Acquisitions and bulk reinsurance assumptions..........................................        (118,557)       (162,409)          46,508
     Purchase of property and equipment.....................................................         (10,099)         (5,084)         (17,292)
     Sale of discontinued operations, net of cash transferred...............................         216,031
     Sale of property and equipment.........................................................              70                              151
                                                                                                 ------------   -------------    -------------
Net cash used in investing activities.......................................................      (1,755,439)     (1,223,004)        (455,461)
                                                                                                 ------------   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit arrangements and long-term debt........................       2,574,954       2,197,800        4,351,177
     Capital contribution from PLC..........................................................         134,000          81,000
     Principal payments on line of credit arrangements and long-term debt...................      (2,457,979)     (2,197,823)      (4,351,203)
     Principal payment on surplus note to PLC...............................................          (4,000)         (4,000)          (4,000)
     Dividends to share owner...............................................................          (1,000)         (2,000)         (15,900)
     Investment product deposits and change in universal life deposits......................       1,735,653       1,811,484        1,300,736
     Investment product withdrawals.........................................................      (1,315,179)     (1,553,282)      (1,190,904)
                                                                                                 ------------     -----------      -----------
Net cash provided by financing activities...................................................         666,449         333,179           89,906
                                                                                                 ------------     -----------      -----------
INCREASE IN CASH............................................................................          68,445           4,655             (706)
CASH AT BEGINNING OF YEAR...................................................................          38,721          34,066           34,772
                                                                                                 ------------   -------------      -----------
CASH AT END OF YEAR.........................................................................     $   107,166    $     38,721       $   34,066
                                                                                                 ============   =============      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION
     Cash paid during the year:
         Interest on debt...................................................................     $     1,390    $      3,310       $    5,611
         Income taxes.......................................................................     $    27,395    $     25,638       $   56,192

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Reduction of principal on note from ESOP...............................................     $       342    $        307       $       51
     Acquisitions, related reinsurance transactions and subsidiary transfer
         Assets acquired....................................................................     $ 2,549,484    $    533,866       $   12,502
         Liabilities assumed................................................................      (2,430,927)       (371,457)         (59,010)
                                                                                                 ------------   -------------      -----------
         Net................................................................................     $   118,557    $    162,409       $  (46,508)
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

        On October 1, 2000, PLC transferred its ownership of twenty companies (that market prepaid dental products) to Protective. On May 1, 2001, PLC transferred its ownership of another five companies (that market prepaid dental products) to Protective. See “Restatement of Financial Information” below for information regarding the accounting for these transfers.

        On December 31, 2001, Protective sold substantially all of the companies transferred from PLC as part of the sale of the Dental Benefits Division. For more information see the discussion under the heading “Discontinued Operations” included in Note A herein.

        RESTATEMENT OF FINANCIAL INFORMATION

        In its previously filed financial statements, Protective accounted for the transfers of a group of wholly owned subsidiaries in 2000 and 2001 from PLC by recording contributions of capital at PLC’s historical basis with operating results of the transferred entities affecting the operations of Protective from the dates of transfer. Protective believes that the preferable method of accounting is to record the transactions on a pooling of interests basis whereby Protective’s financial statements are restated to reflect the consolidation of the contributed entities as if they had been wholly owned by Protective for all periods in which common control existed. To effect the change to this method of accounting for the transfers, Protective has restated its financial statements (including relevant Schedules and Exhibits) for the affected periods and has filed such restatements on this amended Form 10-K for the year ended December 31, 2001. Due to Protective’s sale of its Dental Benefits Division on December 31, 2001, the income statement effects of this restatement are reflected in income (loss) from discontinued operations. Income from continuing operations was not affected by this restatement for any of the years presented.

        Set forth below is a comparison of the previously reported and restated income (loss) from discontinued operations, net of income tax; net income; total assets; total liabilities; total share-owner’s equity; cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities.

------------------------------------------------------------------------------------------------
                                                               As Reported          As Restated
------------------------------------------------------------------------------------------------
2001
------------------------------------------------------------------------------------------------
Loss from discontinued operations, net of income tax            $(10,748)               $(9,856)
------------------------------------------------------------------------------------------------
Net income                                                       106,658                107,550
------------------------------------------------------------------------------------------------
Cash flows from operating activities                           1,157,466              1,157,435
------------------------------------------------------------------------------------------------
Cash flows from investing activities                          (1,750,266)            (1,755,439)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
2000
------------------------------------------------------------------------------------------------
Income from discontinued operations, net of income               $10,891                $16,299
tax
------------------------------------------------------------------------------------------------
Net income                                                       124,035                129,443
------------------------------------------------------------------------------------------------
Total assets                                                  15,026,548             15,041,781
------------------------------------------------------------------------------------------------
Total liabilities                                             13,496,133             13,501,826
------------------------------------------------------------------------------------------------
Total share-owner's equity                                     1,530,415              1,539,955
------------------------------------------------------------------------------------------------
Cash flows from operating activities                             914,969                894,480
------------------------------------------------------------------------------------------------
Cash flows from investing activities                         (1,216,631)            (1,223,004)
------------------------------------------------------------------------------------------------
Cash flows from financing activities                             335,179                333,179
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------------------------
Income from discontinued operations, net of income                $9,636                $22,027
tax
------------------------------------------------------------------------------------------------
Net income                                                       128,258                140,649
------------------------------------------------------------------------------------------------
Total share-owner's equity                                       996,543              1,236,495
------------------------------------------------------------------------------------------------
Cash flows from operating activities                             332,806                364,849
------------------------------------------------------------------------------------------------
Cash flows from investing activities                           (438,613)              (455,461)
------------------------------------------------------------------------------------------------
Cash flows from financing activities                             105,807                 89,907
------------------------------------------------------------------------------------------------

        Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K/A is presented inclusive of these restatements.

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

        Protective's balance sheets at December 31, prepared on the basis of reporting investments at amortized cost rather than at market values, are as follows:

                                                                      2001               2000
                                                                      ----               ----
Total investments.......................................          $13,157,623        $10,265,162
Deferred policy acquisition costs.......................            1,553,786          1,192,696
All other assets........................................            4,789,297          3,663,484
                                                                  ------------       ------------
                                                                  $19,500,706        $15,121,342
                                                                  ============       ============

Deferred income taxes...................................          $    43,774        $   100,256
All other liabilities...................................           17,626,767         13,429,761
                                                                  ------------       ------------
                                                                   17,670,541         13,530,017
Share-owner's equity....................................            1,830,165          1,591,325
                                                                  ------------       ------------
                                                                  $19,500,706        $15,121,342
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

Note A-- SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The operating results and charges related to the sale of the Dental Division at December 31 are as follows:

                                        2001                  2000                  1999
-----------------------------------------------------------------------------------------------
Total revenues                        $350,988             $368,319              $377,417
-----------------------------------------------------------------------------------------------
Income (loss) before
      income taxes from
      discontinued operations        $ (12,749)            $  26,988             $  34,871
Income tax (expense)
      Benefit                            2,893               (10,689)              (12,844)
----------------------------------------------------------------------------------------------
Income (loss) from
      discontinued operations        $  (9,856)            $  16,299             $  22,027
----------------------------------------------------------------------------------------------
Gain from sale of
      discontinued operations
      before income tax              $  27,221
Income tax expense
      related to sale                  (44,975)
----------------------------------------------------------------------------------------------
Loss from sale of
      discontinued operations        $ (17,754)
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

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES - (Continued)

        The reconciliations of net income and share-owner’s equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                                NET INCOME                             SHARE OWNER'S EQUITY
                                                 -----------------------------------------    ---------------------------------------
                                                     2001          2000          1999            2001         2000          1999
                                                     ----          ----          ----            ----         ----          ----
In conformity with statutory reporting
  practices:(1)..............................      $163,181     $  66,694      $   75,114       $775,138   $  628,274     $ 567,634
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization.........................       163,243       157,617         120,644      1,532,683    1,189,380     1,011,524
      Deferred income tax....................        47,964       (52,580)        (25,675)       (74,083)     (72,065)       32,335
      Asset Valuation Reserve................                                                    108,062      103,853        41,104
      Interest Maintenance Reserve...........       (10,444)       (3,540)           (226)        16,959        9,715        19,328
      Nonadmitted items......................                                                    139,500       97,447        51,350
      Other timing and valuation adjustments.       (32,564)      (38,349)         84,918       (334,198)    (194,985)     (227,178)
      Discontinued operations................      (193,688)
      Noninsurance affiliates................        19,022        21,276          20,698
      Consolidation elimination..............       (49,164)      (21,675)       (134,824)      (280,728)    (221,204)     (259,602)
In conformity with generally accepted              ---------     ---------      ----------    -----------  -----------    ----------
  accounting principles......................      $107,550      $129,443       $ 140,649     $1,883,333   $1,540,415     $1,236,495
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
                                                ============    ==========       =========   =============

                                                                  GROSS           GROSS        ESTIMATED
                                                 AMORTIZED      UNREALIZED      UNREALIZED      MARKET
                                                   COST            GAINS          LOSSES        VALUES
2000                                            -----------    ------------     -----------    ---------
----
Fixed maturities:
Bonds:
     Mortgage-backed securities...........      $2,915,813      $  49,372         $33,173     $2,932,012
     United States Government and
       authorities........................          96,959          2,662               0         99,621
     States, municipalities, and
       political subdivision..............          88,222          3,408               0         91,630
     Public utilities.....................         631,698          7,803           5,591        633,910
     Convertibles and bonds with
       warrants...........................          69,013         11,277          12,145         68,145
     All other corporate bonds............       3,662,586         49,536         146,732      3,565,390
Redeemable preferred stocks...............             801              0               7            794
                                                -----------     ----------       ---------    -----------
                                                 7,465,092        124,058         197,648      7,391,502
Equity securities.........................          44,450          2,761           5,419         41,792
Short-term investments....................         177,660              0               0        177,660
                                                -----------     ----------       ---------    -----------
                                                $7,687,202       $126,819        $203,067     $7,610,954
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

(unaudited)                        2001                    2000
-----------------------------------------------------------------------
Total revenues                     $1,557,827             $1,294,937
Net income                            116,325                141,143

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

        In connection with the financial statement restatements related to the change in accounting for subsidiary transfers from PLC (see Note A, “Restatement of Financial Information”), Protective set the payment of common dividends of $2.0 million and $15.9 million to PLC in 2000 and 1999, respectively.

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
Income tax expense
Discontinued operations, net of income tax (restated)
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income (restated)
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
Income tax expense
Discontinued operations, net of income tax (restated)
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income (restated)
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
Income tax expense
Discontinued operations, net of income tax (restated)
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income (restated)
----------------------------------------------------------------------------------------------------------
Operating Segment Assets
2001
Investments and other assets                                                $3,431,441        $4,091,672
Deferred policy acquisition costs and goodwill                                 829,021           418,268
----------------------------------------------------------------------------------------------------------
Total assets                                                                $4,260,462        $4,509,940
----------------------------------------------------------------------------------------------------------
2000
Investments and other assets                                                $2,834,956        $1,602,352
Deferred policy acquisition costs and goodwill                                 710,468           222,620
----------------------------------------------------------------------------------------------------------
Total assets (restated)                                                     $3,545,424        $1,824,972
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

                                          SPECIALTY
          RETIREMENT SAVINGS AND      INSURANCE PRODUCTS
            INVESTMENT PRODUCTS
     ----------------------------------------------------------------------------------------------------------
       STABLE VALUE                         CREDIT            CORPORATE                            TOTAL
         CONTRACTS       ANNUITIES         PRODUCTS           AND OTHER       ADJUSTMENTS (1)   CONSOLIDATED
     ----------------------------------------------------------------------------------------------------------

                 -       $   28,145      $  524,281         $  51,072                    -      $ 1,389,819
                 -                         (274,220)          (14,038)                   -         (771,151)
                                  -
     ----------------------------------------------------------------------------------------------------------
                 -           28,145         250,061            37,034                    -          618,668
       $   261,079          167,809          48,617            (4,803)                   -          839,103
             7,218            1,139               -                 -           $  (16,198)          (7,841)
                 -            3,441          31,907             1,751                    -           38,578
     ----------------------------------------------------------------------------------------------------------
           268,297          200,534         330,585            33,982              (16,198)       1,488,508
     ----------------------------------------------------------------------------------------------------------
           222,306          137,204         154,893            28,806                    -          972,624
             1,662           24,021          60,508             1,795                    -          149,885
             3,961           24,073          79,453            25,827                    -          152,041
     ----------------------------------------------------------------------------------------------------------
           227,929          185,298         294,854            56,428                    -        1,274,550
     ----------------------------------------------------------------------------------------------------------
            40,368           15,236          35,731           (22,446)             (16,198)         213,958
                                                                                    70,457           70,457
                                                                                   (27,610)         (27,610)
                                                                                    (8,341)          (8,341)
     ----------------------------------------------------------------------------------------------------------
                                                                                               $    107,550
     ----------------------------------------------------------------------------------------------------------

                 -       $   30,127      $  479,397         $  44,600                    -      $ 1,175,943
                 -                -        (258,931)           (8,168)                   -         (686,108)
     ----------------------------------------------------------------------------------------------------------
                 -           30,127         220,466            36,432                    -          489,835
       $   243,133          132,204          46,464             1,023                    -          692,081
            (6,556)             410               -                 -          $    (8,453)         (14,599)
                 -            2,809          28,352             5,416                    -           35,194
     ----------------------------------------------------------------------------------------------------------
           236,577          165,550         295,282            42,871               (8,453)       1,202,511
     ----------------------------------------------------------------------------------------------------------
           207,143          109,607         135,494            33,953                    -          760,778
               900           24,156          52,646             2,141                    -          145,694
             3,882           18,203          72,316            26,194                    -          121,417
     ----------------------------------------------------------------------------------------------------------
           211,925          151,966         260,456            62,288                    -        1,027,889
     ----------------------------------------------------------------------------------------------------------
            24,652           13,584          34,826           (19,417)              (8,453)         174,622
                                                                                    61,478           61,478
                                                                                    16,299           16,299
                                                                                         -                -
     ----------------------------------------------------------------------------------------------------------
                                                                                               $    129,443
     ----------------------------------------------------------------------------------------------------------

                 -       $   24,248      $  284,891         $  41,438                    -     $    861,021
                 -                -        (176,928)           (5,504)                   -         (462,297)
     ----------------------------------------------------------------------------------------------------------
                 -           24,248         107,963            35,934                    -          398,724
       $   210,208          106,599          24,121             9,051                    -          617,829
              (549)           1,446               -                 -         $      3,863            4,760
                 -            2,146          15,831             5,579                    -           22,599
     ----------------------------------------------------------------------------------------------------------
           209,659          134,439         147,915            50,564                3,863        1,043,912
     ----------------------------------------------------------------------------------------------------------
           175,290           88,642          55,899            32,613                    -          629,656
               744           19,820          24,718             2,482                    -           96,689
             4,709           14,617          44,728            17,521                    -          130,954
     ----------------------------------------------------------------------------------------------------------
           180,743          123,079         125,345            52,616                    -          857,299
     ----------------------------------------------------------------------------------------------------------
            28,916           11,360          22,570            (2,052)               3,863          186,613
                                                                                    67,991           67,991
                                                                                    22,027           22,027
                                                                                         -                -
     ----------------------------------------------------------------------------------------------------------
                                                                                               $    140,649
     ----------------------------------------------------------------------------------------------------------

        $3,872,637       $4,501,667      $1,050,546          $955,984             $109,881      $18,013,828
             6,374          128,488         177,874             8,650                             1,568,675
     ----------------------------------------------------------------------------------------------------------
        $3,879,011       $4,630,155      $1,228,420          $964,634             $109,881      $19,582,503
     ----------------------------------------------------------------------------------------------------------

        $3,340,099       $3,844,169      $1,220,733          $552,178             $216,083      $13,610,570
             2,144          120,219         150,984            10,006              214,770        1,431,211
     ----------------------------------------------------------------------------------------------------------
        $3,342,243       $3,964,388      $1,371,717          $562,184             $430,853      $15,041,781
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

Note O-- ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of Protective’s financial instruments at December 31 are as follows:

                                                                   2001                              2000
                                                       -----------------------------    -----------------------------
                                                                         ESTIMATED                        ESTIMATED
                                                          CARRYING         FAIR            CARRYING         FAIR
                                                           AMOUNT         VALUES            AMOUNT           VALUES
                                                         ----------     -----------       ----------     ------------
      Assets (see Notes A and C):
      Investments:
         Fixed maturities.........................       $9,812,091      $9,812,091       $7,391,502      $7,391,502
         Equity securities........................           60,493          60,493           41,792          41,792
         Mortgage loans on real estate............        2,512,844       2,671,074        2,268,224       2,385,174
         Short-term investments...................          228,396         228,396          177,660         177,660

      Liabilities (see Notes A and E):
         Stable value account balances............        3,716,530       3,821,955        3,177,863       3,250,991
         Annuity account balances.................        3,248,218       3,166,052        1,916,894       1,893,749
         Notes payable............................            2,291           2,291            2,315           2,315
      Other (see Note A):
         Derivative Financial Instruments.........           (1,634)         (1,634)          (6,079)        (13,011)

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

Dated:   March 20, 2003

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

        SIGNATURE                             Title                                  DATE

(i)   Principal Executive Officer
      /S/JOHN D. JOHNS                            President and Chief Executive Officer            March 20, 2003
      ----------------------                      (Principal Executive Officer) and Director
      John D. Johns

(ii) Principal Financial Officer
      /S/ALLEN W. RITCHIE                         Executive Vice President,                        March 20, 2003
      -----------------------                     and Chief Financial Officer and Director
      Allen W. Ritchie

(iii) Principal Accounting Officer
      /S/JERRY W. DEFOOR                          Vice President and Controller,                   March 20, 2003
      -----------------------                     and Chief Accounting Officer
      Jerry W. DeFoor

(iv)  Board of Directors:
      *                                           Director                                         March 20, 2003
      -----------------------
      Richard J. Bielen

      *                                           Director                                         March 20, 2003
      -----------------------
      R. Stephen Briggs

      *                                           Director                                         March 20, 2003
      -----------------------
      J. William Hamer, Jr.

      *                                           Director                                         March 20, 2003
      ----------------------
      T. Davis Keyes

      *                                           Director                                         March 20, 2003
      ----------------------
      Carolyn King

      *                                           Director                                         March 20, 2003
      ----------------------
      Deborah J. Long

      *                                           Director                                         March 20, 2003
      ----------------------
      Jim E. Massengale

      *                                           Director                                         March 20, 2003
      ----------------------
      Wayne E. Stuenkel
*BY/s/JERRY W. DEFOOR
Jerry W. DeFoor
Attorney-in-fact

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John D. Johns, certify that:

1. I have reviewed this annual report on Form 10-K/A of Protective Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 20, 2003

/s/ John D. Johns
Title: Chairman of the Board and President

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allen W. Ritchie, certify that:

1. I have reviewed this annual report on Form 10-K/A of Protective Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Allen W. Ritchie
Title: Executive Vice President and
Chief Financial Officer

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
    ******    4(z)       -       Endorsement (96) - Group Certificate
    ******    4(aa)      -       Individual Modified Guaranteed Annuity Contract (96)
   *******    4(bb)      -       Settlement Endorsement
********      4(cc)      -       Cancellation Endorsement
         *   10(a)       -       Bond Purchase Agreement
         *   10(b)       -       Escrow Agreement
         *   10(c)       -       Excess Benefit Plan amended and restated as of July 1, 2001.
         *   10(d)       -       Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to the
                                 Company's Form 10-Q Quarterly Report filed August 14, 1986.
             10(e)       -       Stock and Asset Purchase Agreement By and Among Protective Life
                                 Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental
                                 Care Holdings, Inc. dated July 9, 2001.
             10(f)       -       Indemnity Reinsurance Agreement By and Between Protective Life
                                 Insurance Company and Fortis Benefits Insurance Company dated
                                 December 31, 2001.
             24          -       Power of Attorney
             99(a)       -       Safe Harbor for Forward-Looking Statements
             99(b)       -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002
             99(b)       -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002

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