Form 10-K
period 2002-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2003-03-26
CIK 310826

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

UNITED STATES
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
Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer. Yes[ ] No [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 7, 2003: 5,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

_______________________________________________________________________________________________________________________
_______________________________________________________________________________________________________________________

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

                                                       PART I

Item 1.       Business...................................................................

Item 2.       Properties.................................................................

Item 3.       Legal Proceedings..........................................................

Item 4.       Submission of Matters to a Vote of Security Holders........................

                                                       PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Share-Owner Matters..............................................

Item 6.       Selected Financial Data....................................................

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................................

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk..................

Item 8.       Financial Statements and Supplementary Data................................

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................................

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant.........................

Item 11.      Executive Compensation.....................................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management...............................................................

Item 13.      Certain Relationships and Related Transactions.............................

Item 14.      Controls and Procedures....................................................

                                                       PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K..............................................................

PART I

Item 1. Business

        Protective Life Insurance Company (Protective), a stock life insurance company, was founded in 1907. Protective is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, “Protective” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

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

        Protective operates several business segments each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products. The life insurance category includes the Life Marketing and Acquisitions segments. The retirement savings and investment products category includes the Stable Value Contracts and Annuities segments, and the specialty insurance products category includes the Asset Protection segment. Protective also has an additional business segment which is described herein as the Corporate and Other segment.

        Additional information concerning Protective’s segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note K to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

        In the following paragraphs, Protective reports sales and new capital invested. These statistics are used by Protective to measure the relative progress of its marketing and acquisition efforts. These statistics were derived from Protective’s various sales tracking and administrative systems and were not derived from Protective’s financial reporting systems or financial statements. These statistics attempt to measure only one of many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

LIFE INSURANCE

        A strategic focus of Protective is to expand its individual life insurance operations through internal growth and acquisitions.

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis. The segment uses several methods of distribution for its products. One distribution network is based on experienced independent personal producing general agents who are recruited by regional sales managers. The segment also distributes insurance products through a distribution system comprised of brokerage general agencies who recruit a network of independent life agents. Also Protective, markets BOLI through an independent marketing organization that specializes in this market. The segment also distributes life insurance products through stockbrokers and banks, and through direct response and worksite arrangements.

        The following table shows the Life Marketing business segment’s sales measured by new premium.

             YEAR ENDED
             DECEMBER 31                             SALES
------------------------------------------------------------------------
                                              (DOLLARS IN MILLIONS)

                1998                                 $111.8
                1999                                  139.2
                2000                                  161.8
                2001                                  163.4
                2002                                  224.1

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. Forty-three transactions have been closed by the segment since 1970, including 16 since 1989. Policies acquired through the segment are usually administered as “closed” blocks; i.e., no new policies are being marketed. Therefore, the amount of insurance in force for a particular acquisition is expected to decline with time due to lapses and deaths of the insureds.

        Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, Protective generally either ceased future marketing efforts or redirected those efforts to another segment of Protective. However, in the case of the acquisition of West Coast which was closed by the Acquisitions segment, Protective elected to continue the marketing of new policies and operate West Coast Life Insurance Company (West Coast) as a component of Protective’s Life Marketing segment.

        Protective believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. Protective expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that Protective may face increased competition for future acquisitions.

        Total revenues and income before income tax from the Acquisitions segment are expected to decline with time unless new acquisitions are made. Therefore, the segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

        The following table shows the number of transactions closed by the Acquisitions segment and the approximate amount of (statutory) capital invested for each year in which an acquisition was made.

                                  NUMBER
       YEAR ENDED                   OF                        CAPITAL
      DECEMBER 31              TRANSACTIONS                   INVESTED
---------------------------------------------------------------------------------
                                                        (DOLLARS IN MILLIONS)
          1997                       1(1)                     $116.8(1)
          1998                       1                           77.7
          2001                       2                          247.8
          2002                       1                           60.0
-----------------
(1) West Coast

        Although acquisition opportunities were pursued, no transactions were completed in 1999 or 2000. In 2001, Protective coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company and First Variable Life Insurance Company from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, Protective coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company.

        From time to time other of Protective's business segments have acquired companies and blocks of policies which are included in their respective results.

RETIREMENT SAVINGS AND INVESTMENT PRODUCTS

        A second strategic focus of Protective is to offer products that respond to the shift in consumer preference to savings products brought about by demographic trends as "baby-boomers" move into the saving stage of their life cycle. The products that support this strategy are stable value contracts and annuities.

Stable Value Contracts

        Protective's Stable Value Products segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds.

        GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the "fixed rate" investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

        Protective's emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by Protective have maturities of three to five years.

        The following table shows the stable value contracts sales.

          YEAR ENDED                             FUNDING
          DECEMBER 31            GICS           AGREEMENTS        TOTAL
---------------------------------------------------------------------------
                                          (DOLLARS IN MILLIONS)

            1998                 $488              $336            $824
            1999                  584               386             970
            2000                  418               801           1,219
            2001                  409               637           1,046
            2002                  267               888           1,155

        The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of sales.

Annuities

        Protective’s Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers (including ProEquities, Inc., a securities broker-dealer and subsidiary of PLC) but are also sold through financial institutions and the Life Marketing segment’s sales force.

        Protective’s fixed annuities are primarily modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are “market-value adjusted” upon surrender prior to maturity, these products afford Protective a measure of protection from the effects of changes in interest rates. Protective also offers variable annuities which offer the policyholder the opportunity to invest in various investment accounts.

        The following table shows fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

       YEAR ENDED                 FIXED                   VARIABLE                     TOTAL
       DECEMBER 31              ANNUITIES                 ANNUITIES                  ANNUITIES
----------------------------------------------------------------------------------------------------
                                                    (DOLLARS IN MILLIONS)
          1998                    $ 97                      $472                       $569
          1999                     350                       361                        711
          2000                     635                       257                        892
          2001                     689                       263                        952
          2002                     628                       325                        953

SPECIALTY INSURANCE PRODUCTS

        A third strategic focus of Protective is to participate in specialized segments of the insurance industry.

Asset Protection

        The Asset Protection segment markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers and markets vehicle and recreational marine extended service contracts. The segment markets through employee field representatives, wholly-owned subsidiaries, and independent agents and administrators.

        The Asset Protection segment also has offered other casualty insurance products, including surety bonds and products that insure or guarantee the residual or market value of vehicles under leases and vehicle finance contracts. The segment’s recent operating results have been negatively affected as a result of casualty claims in these lines being significantly higher than assumed or estimated when these products were priced, and the segment is taking affirmative steps to exit or reduce its risk exposure in these lines. Actual claims experience in these lines is affected by general economic conditions, trends in used vehicle prices and default rates and other factors that can be very difficult to predict when pricing products. Although Protective is taking affirmative steps to exit or reduce its exposure to these casualty product lines, a material adverse development in such casualty claims trends could have a material adverse affect on Protective.

        In 1997, Protective acquired the Western Diversified Group. In 2000, Protective acquired The Lyndon Insurance Group (Lyndon).

        Protective is the sixth largest writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

        The following table shows the credit insurance and related product sales measured by new premium including the sales of Western Diversified and Lyndon since the date of acquisition.

        YEAR ENDED
        DECEMBER 31                     SALES
--------------------------------------------------------
                                (DOLLARS IN MILLIONS)

           1998                        $273.5
           1999                         283.4
           2000                         523.6
           2001                         521.5
           2002                         490.3

        In 2002, approximately 55% of the segment's sales were through automobile dealers, and approximately 40% of sales were extended service contracts. A portion of the sales are reinsured with producer-owned reinsurers.

        In 1999 Protective recaptured a closed block of credit policies that it had previously ceded to another insurer. The segment also includes earnings from other small ancillary lines which the segment is no longer actively marketing.

Corporate and Other

        Protective has an additional business segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several small lines of business which Protective is not actively marketing (mostly cancer insurance and group annuities) and various investment-related transactions. The earnings of this segment may fluctuate from year to year.

Discontinued Operations

        On December 31, 2001, Protective completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued other remaining Dental Division operations, primarily other health insurance lines.

Investments

        The types of assets in which Protective may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, Protective invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding Protective's investments, the maturity of and the concentration of risk among Protective's invested assets, derivative financial instruments, and liquidity, see Notes A and C of the Consolidated Financial Statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," located in Items 8 and 7, respectively, in this Annual Report on Form 10-K.

        A significant portion of Protective's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. Protective has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by Protective). In addition, Protective has entered into hedging transactions to reduce the volatility in market value of its mortgage-backed securities.

        The table below shows a breakdown of Protective's mortgage-backed securities portfolio by type at December 31, 2002. Planned amortization class securities (PACs) pay down according to a schedule. Targeted amortization class securities (TACs) pay down in amounts approximating a targeted schedule. Non-Accelerated Security (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. All of these types of structured mortgage-backed securities give Protective some measure of protection against both prepayment and extension risk.

        Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive scheduled payments with any "excess" cash flow going to repay the earliest maturing tranches first. Pass through securities receive principal as principal of the underlying mortgages is received. Support tranches are designed to receive cash after the more stable tranches (i.e., PACs and TACs) are satisfied. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by Protective, in which Protective securitized portions of its mortgage loan portfolio.

                                               PERCENTAGE OF
                                              MORTGAGE-BACKED
     TYPE                                        SECURITIES
------------------------------------------------------------------
     PAC                                              9.9%
     TAC                                              2.8
     NAS                                              9.0
     Accretion Directed                               1.3
     Sequential                                       7.3
     Pass Through                                    65.8
     Support                                          0.7
     CMBS                                             3.0
     Accrual                                          0.2
                                                    -------
                                                    100.0%
                                                    =======

        Protective obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Corporation (S&P). If a bond is not rated by Moody’s or S&P, Protective uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or Protective rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2002, approximately 99% of bonds were rated by Moody’s, S&P, or the NAIC.

        The approximate percentage distribution of Protective’s fixed maturity investments by quality rating at December 31, 2002, is as follows:

                                                 PERCENTAGE OF FIXED
RATING                                           MATURITY INVESTMENTS
-----------------------------------------------------------------------

AAA                                                      37.7%
AA                                                        5.1
A                                                        22.0
BBB                                                      27.7
BB or less                                                7.4
Redeemable preferred stocks                               0.1
                                                        ------
                                                        100.0%
                                                        ======

        At December 31, 2002, approximately $10.8 billion of Protective’s $11.7 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $860.6 million of its bond portfolio was rated less than investment grade, of which $271.6 million are bank loan participations and $70.9 million were securities issued in Protective-sponsored commercial mortgage loan securitizations. Protective has increased its investment in bank loan participations over the last two years to take advantage of market conditions.

        Risks associated with investments in less than investment grade debt obligations may be significantly higher than risks associated with investments in debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such debt obligations than with other debt securities because these obligations may be unsecured or subordinated to other creditors. Additionally, there is often a thinly traded market for such securities and current market quotations are frequently not available for some of these securities. Issuers of less than investment grade debt obligations usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment-grade issuers.

        Protective also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. Protective generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2002 was $2.9 million. At December 31, 2002, the average size mortgage loan in Protective’s portfolio was approximately $2.1 million and the largest single loan amount was $24.8 million.

        The following table shows a breakdown of Protective’s mortgage loan portfolio by property type at December 31, 2002:

                                            PERCENTAGE OF
                                            MORTGAGE LOANS
     PROPERTY TYPE                          ON REAL ESTATE
--------------------------------------------------------------
     Retail                                     76.2%
     Apartments                                  7.5
     Office Buildings                            7.4
     Warehouses                                  7.4
     Other                                       1.5
                                               ------
     Total                                     100.0%
                                               ======

        Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with Protective’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by Protective’s exposure) at December 31, 2002:

                                                PERCENTAGE OF
                                                MORTGAGE LOANS
     ANCHOR TENANTS                             ON REAL ESTATE
----------------------------------------------------------------
     Walgreen Corporation                            3.1%
     Wal-Mart Stores, Inc.                           2.9
     Food Lion, Inc.                                 2.9
     Ahold Corporation                               2.6
     Winn Dixie Stores, Inc.                         2.6

        Protective’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service. Protective also offers a commercial loan product under which Protective will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. At December 31, 2002, approximately $475.5 million of Protective’s mortgage loans have this participation feature.

        Many of Protective’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, Protective may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2002, $20.6 million or 0.8% of the mortgage loan portfolio was nonperforming. It is Protective’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is Protective’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, Protective sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, Protective sold approximately $445 million of its loans in a second securitization transaction. In 1998 Protective securitized $146 million of its mortgage loans and in 1999 Protective securitized $263 million. The securitizations’ senior tranches were sold, and Protective retained the junior tranches. Protective continues to service the securitized mortgage loans. At December 31, 2002, Protective had investments related to retained beneficial interests of mortgage loan securitizations of $295.7 million.

        As a general rule, Protective does not invest directly in real estate. The investment real estate held by Protective consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. In Protective’s experience, the appraised value of a foreclosed property often approximates the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow enabling Protective to hold and manage the property until the property can be profitably sold.

        The following table shows the investment results from continuing operations of Protective:

                                                                                            REALIZED INVESTMENT
                                                                                               GAINS (LOSSES)
                       CASH, ACCRUED                                              ------------------------------------
                        INVESTMENT                                  PERCENTAGE
                        INCOME, AND                                  EARNED ON      DERIVATIVE
   YEAR ENDED          INVESTMENTS AT                             AVERAGE OF CASH    FINANCIAL           ALL OTHER
   DECEMBER 31          DECEMBER 31      NET INVESTMENT INCOME    AND INVESTMENTS   INSTRUMENTS         INVESTMENTS
----------------------------------------------------------------------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)

      1998              $ 8,662,868           $597,192                7.2%                                $ 2,136
      1999                8,808,740            617,829                7.0             $ 3,425               1,335
      2000               10,349,634            692,081                7.1               2,157             (16,756)
      2001               13,526,530            839,103                7.0              (1,718)             (6,123)
      2002               15,705,411            980,059                6.8             (12,959)             12,314

Life Insurance in Force

        The following table shows life insurance sales by face amount and life insurance in force.

                                                                       YEAR ENDED DECEMBER 31
                                            -------------------------------------------------------------------------------
                                                2002             2001             2000             1999            1998
                                            -------------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
New Business Written
     Life Marketing....................     $ 67,827,198     $ 40,538,738    $ 45,918,373    $ 26,918,775     $ 21,238,653
     Group Products(1).................           44,567          123,062         143,192         123,648          113,056
     Asset Protection..................        4,516,350        5,917,047       7,052,106       6,665,219        5,257,957
                                            ------------     ------------    ------------    ------------     ------------
        Total..........................     $ 72,388,115     $ 46,578,847    $ 53,113,671    $ 33,707,642     $ 26,609,666
                                            ============     ============    ============    ============     ============

Business Acquired
     Acquisitions......................     $  3,859,788     $ 19,992,424                                     $  7,787,284
     Asset Protection..................                                      $  2,457,296    $    620,000
                                            ------------     ------------    ------------    ------------     ------------
         Total.........................     $  3,859,788     $ 19,992,424    $  2,457,296    $    620,000     $  7,787,284
                                            ============     ============    ============    ============     ============
Insurance in Force at End of Year(2)
     Life Marketing....................     $225,667,767     $159,485,393    $129,502,305    $ 91,627,218     $ 66,086,218
     Acquisitions......................       27,372,622       36,856,042      20,133,370      22,054,734       27,606,592
     Group Products(1).................        5,015,636        5,821,744       7,348,195       6,065,604        6,665,815
     Asset Protection..................       12,461,564       12,094,947      13,438,226      10,069,030        9,632,466
                                            ------------     ------------    ------------    ------------     ------------
         Total.........................     $270,517,589     $214,258,126    $170,422,096    $129,816,586     $109,991,091
                                            ============     ============    ============    ============     ============

(1)  On December 31, 2001,  Protective  completed the sale of substantially  all of its Dental Division,  with which the group products are associated.
(2)  Reinsurance assumed has been included; reinsurance ceded (2002 - $219,025,215;  2001 - $171,449,182;  2000 - $128,374,583;  1999 -
     $92,566,755; 1998 - $64,846,246 has not been deducted.)

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

YEAR ENDED                               RATIO OF VOLUNTARY
DECEMBER 31                                 TERMINATIONS
--------------------------------------------------------------
     1998.........................              6.4%
     1999.........................              6.0
     2000.........................              5.8
     2001.........................              7.4
     2002.........................              4.7

        The amount of investment products in force is measured by account balances. The following table shows stable value contract and annuity account balances. Most of the variable annuity account balances are reported in Protective’s financial statements as liabilities related to separate accounts.

                                 STABLE                 MODIFIED
       YEAR ENDED                 VALUE                GUARANTEED                FIXED                VARIABLE
      DECEMBER 31               CONTRACTS              ANNUITIES               ANNUITIES              ANNUITIES
---------------------------------------------------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)

          1998                   $2,691,697           $  818,566              $  432,237              $1,554,969
          1999                    2,680,009              941,692                 391,085               2,085,072
          2000                    3,177,863            1,384,027                 330,428               2,043,878
          2001                    3,716,530            1,883,998               1,143,394               2,131,476
          2002                    4,018,552            2,390,440               1,002,391               1,864,993

        Fixed annuity account balances increased in 2001 due to the acquisition of Inter-State and First Variable.

Underwriting

        The underwriting policies of Protective and its insurance subsidiaries are established by management. With respect to individual insurance, Protective and its insurance subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of “simplified issue” policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

        Protective and its insurance subsidiaries require blood samples to be drawn with individual insurance applications above certain face amounts ranging from $150,000 to $250,000 based on the applicant’s age, except in the worksite and BOLI markets where no blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

        Protective and its insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. Protective sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. At December 31, 2002, Protective had insurance in force of $270.5 billion of which approximately $219.0 billion was ceded to reinsurers.

        Over the past several years, Protective’s reinsurers have reduced the net cost of reinsurance to Protective. Consequently, Protective has increased the amount of reinsurance which it cedes on newly-written individual life insurance policies, and has also ceded a portion of the mortality risk of existing business of the Life Marketing and Acquisitions business segments.

Policy Liabilities and Accruals

        The applicable insurance laws under which Protective and its insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.

        The policy liabilities and accruals carried in Protective’s financial reports presented on the basis of accounting principles generally accepted in the United States of America ( GAAP) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are carried in Protective’s financial reports at the account value of the policy or contract plus accrued interest.

Federal Income Tax Consequences

        Existing federal laws and regulations affect the taxation of Protective’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would increase the tax-deferred status of competing products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Protective cannot predict what tax initiatives may be enacted which could adversely affect Protective.

        Protective and its insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating recently acquired life insurance companies and on consolidating life insurance company income with non-insurance income are applicable to Protective; thus, Protective is not able to consolidate all of the operating results of its subsidiaries for federal income tax purposes.

        Under pre-1984 tax law, certain income of Protective was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2002, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

Competition

        Life and health insurance is a mature industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Life and health insurance is a highly competitive industry. Protective encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than Protective, as well as competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

        The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of Protective’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies are converting to stock ownership which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of Protective’s products by substantially increasing the number and financial strength of potential competitors.

        Protective’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

Regulation

        Protective’s insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs and more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2002 statutory financial reports, Protective and its insurance subsidiaries are adequately capitalized under the formula.

        Protective and its insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding Protective or any insurance company subsidiary of Protective.

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although Protective cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. Protective and its insurance subsidiaries were assessed immaterial amounts in 2002, which will be partially offset by credits against future state premium taxes.

        In addition, many states, including the states in which Protective and its insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where Protective is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

        Protective and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2003 is estimated to be $93.1 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which Protective and its insurance subsidiaries are domiciled, which restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to PLC by such subsidiaries without affirmative prior approval by state regulatory authorities.

        Protective and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts and annuities offered by Protective’s insurance subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

        Additional issues related to regulation of Protective and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

Employees

        At December 31, 2002 Protective had approximately 1,563 authorized positions, including approximately 1,042 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to Protective in 2002 was approximately $3.9 million. In addition, substantially all of the employees are covered by a pension plan. Protective also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See also Note L to Consolidated Financial Statements.

Item 2. Properties

        Protective’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square foot building that was completed in 2002. In February 2000, Protective entered into an arrangement related to the construction of the third building. In connection with the arrangement Protective established a special purpose vehicle (SPV) that owns the building and leases it to Protective. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. The SPV is funded and its equity is held by outside investors, and as a result, neither the debt nor the building owned by the SPV are included in Protective’s consolidated financial statements. Lease payments commence upon completion, which occurred January 31, 2003, and is based on then current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, Protective may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.6 million. Were Protective not to purchase the building, a payment of approximately $66.8 million would be due at the end of the lease term. In addition, parking is provided for approximately 2,760 vehicles.

        Protective leases administrative and marketing office space in approximately 60 cities including approximately 53,264 square feet in Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $10.8 million.

Item 3. Legal Proceedings

        To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of Protective, to which Protective or any of its subsidiaries is a party or of which any of Protective’s properties is the subject. For additional information regarding legal proceedings see Note G to the consolidated financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted during the fourth quarter of 2002 to a vote of security holders of Protective.

PART II

Item 5. Market for the Registrant's Common Stock and Related Share-Owner Matters

        Protective is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by Protective’s subsidiary, Protective Life and Annuity Insurance Company (PL&A). Therefore, neither Protective’s common stock nor PL&A’s preferred stock is publicly traded.

        At December 31, 2002, $1,384.0 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $1.1 billion, would be subject to federal income tax at rates then effective.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2003 is estimated to be $93.1 million. Protective paid no dividends to PLC in 2002 or 2001.

        PL&A paid $50.0 thousand and $1.0 million of preferred dividends in 2002 and 2001, respectively. Protective and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6. Selected Financial Data

                                                                          YEAR ENDED DECEMBER 31
                                              -------------------------------------------------------------------------------
                                                   2002             2001             2000            1999           1998
                                              -------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA
Premiums and policy fees................      $ 1,529,834    $  1,389,819       $ 1,175,943     $  861,021       $  790,586
Reinsurance ceded.......................         (746,980)       (771,151)         (686,108)      (462,297)        (378,398)
                                              ------------   -------------      ------------    -----------      -----------
Net of reinsurance ceded................          782,854          618,668          489,835         398,724         412,188
Net investment income...................          980,059          839,103          692,081         617,829         597,192
Realized investment gains (losses):
   Derivative financial instruments.....          (12,959)          (1,718)           2,157           3,425
   All other investments................           12,314           (6,123)         (16,756)          1,335            2,136
Other income............................           41,483           38,578           35,194          22,599           15,906
                                              ------------   --------------     ------------     -----------      -----------
Total revenues..........................        1,803,751        1,488,508        1,202,511       1,043,912        1,027,422
Benefits and expenses...................        1,562,128        1,274,550        1,027,889         857,299          855,961
Income tax expense......................           84,229           70,457           61,478          67,991           60,053
Income from continuing operations before
   cumulative effect of change in
   accounting principle.................          157,394          143,501          113,144         118,622          111,408

Income (loss) from discontinued
   operations(1)........................                0          (27,610)          16,299          22,027           15,056

Cumulative effect of change in accounting
   principle(2).........................                0           (8,341)               0               0                0
                                              ------------   --------------     ------------    ------------     ------------
Net Income..............................      $   157,394    $     107,550      $   129,443     $   140,649      $   126,464
                                              ============   ==============     ============    ============     ============

                                                                                  DECEMBER 31
                                              --------------------------------------------------------------------------------
                                                   2002             2001             2000            1999           1998
                                              --------------------------------------------------------------------------------
BALANCE SHEET DATA
Total assets............................      $21,787,568      $19,582,503      $15,041,781     $12,862,097      $11,896,520
Total debt(3)...........................      $     4,264      $     8,291      $    12,315     $    16,338      $    23,261
Total stable value contract and annuity
   income balances(4)...................      $ 4,198,070      $ 3,907,892      $ 3,385,092     $ 2,915,417      $ 2,952,030
Share-owner's equity....................      $ 2,285,284      $ 1,883,333      $ 1,539,955     $ 1,236,495      $ 1,312,832
Share-owner's equity excluding
   accumulated  other comprehensive
   income(5)............................      $ 2,049,370      $ 1,830,165      $ 1,591,325     $ 1,382,575      $ 1,257,776

(1)  Income  from  discontinued  operations  in 2001  includes  loss on sale of  discontinued  operations  and loss  from  discontinued
     operations, net of income tax.
(2)  Cumulative effect of change in accounting principle relating to SFAS No. 133, net of income tax.
(3)  Includes indebtedness to related parties. Such indebtedness totaled $2.0 million, $6.0 million,  $10.0 million,  $14.0 million and
     $20.9  million at December 31, 2002,  2001,  2000,  1999 and 1998,  respectively.  See also Note E to the  Consolidated  Financial
     Statements.
(4)  Includes stable value contracts account balances and annuity account balances which do not pose significant mortality risk.
(5)  "Share-owner's equity excluding accumulated other comprehensive  income" is a non-GAAP measure.  "Share-owner's  equity" is a GAAP measure to which "Share-owner's equity excluding accumulated other comprehensive income" may be compared.

Item 7. Management's Discussion and Analysis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Protective Life Insurance Company (Protective) and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Protective is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). Protective operates business segments each having a strategic focus which can be grouped into one of three general categories: life insurance, retirement savings and investment products, and specialty insurance products. The life insurance category includes the Life Marketing and Acquisitions segments. The retirement savings category includes the Stable Value Products and Annuities segments, and the specialty insurance products category includes the Asset Protection segment. In addition, Protective has another business segment referred to herein as the Corporate and Other segment.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

        This report reviews Protective’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts, and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and Protective cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, undue reliance should not be placed on forward-looking statements as a prediction of actual results. Please refer to “Known Trends and Uncertainties” and “Other Developments” herein for more information about factors which could affect future results.

CRITICAL ACCOUNTING POLICIES

        Protective’s accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of the various critical accounting policies is presented below.

        Protective incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These factors enter into management’s estimates of future profits which generally are used to amortize certain of such costs. Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.

        Protective has a deferred policy acquisition costs asset of approximately $89 million related to its variable annuity product lines with an account balance of $1.7 billion at December 31, 2002. Protective monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The methodologies employ varying assumptions about how much and how quickly the stock markets will recover from their current depressed levels. The primary assumptions used to project future profits as part of the recoverability analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean cap rate of 13%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets result in higher amounts of amortization.

        Establishing an adequate liability for Protective’s obligations to its policyholders requires the use of assumptions. Liabilities for future policy benefits on traditional life insurance products requires the use of assumptions relative to future investment yields, mortality, persistency and other assumptions based on Protective’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

        Protective also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. Protective assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase Protective’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

        Determining whether a decline in the current fair value of invested assets is an other than temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For example, assessing the value of some investments requires Protective to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. Protective’s specific accounting policies related to its invested assets are discussed in the notes to the consolidated financial statements.

        Protective utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk as well as currency exchange risk. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involves a variety of assumptions and estimates. Protective employs a variety of methods for determining the fair value of its derivative instruments. The fair values of interest rate swaptions, interest rate swaps, total return swaps and put or call options are based upon industry standard models which present-value the projected cash flows of the derivatives using current and implied future market conditions.

        Determining Protective’s obligations to employees under PLC’s defined benefit pension plan and stock based compensation plans requires the use of estimates. The calculation of the liability related to PLC’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock based compensation plans may require the use of option pricing models to estimate PLC’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as the expected exercise date.

        The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. Protective makes such estimates after consultation with its advisors and a review of available facts.

Results of Operations

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (premiums and policy fees), and the percentage change from prior period:

                                                                          PERCENTAGE
         YEAR ENDED DECEMBER 31                AMOUNT                 INCREASE (DECREASE)
      ---------------------------------------------------------------------------------------
                                           (IN THOUSANDS)
                 2000                         $489,835                        22.9%
                 2001                          618,668                        26.3
                 2002                          782,854                        26.5

        In 2001, premiums and policy fees increased $128.8 million or 26.3% over 2000. Premiums and policy fees in the Life Marketing segment increased $21.2 million due to increased sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from deaths of insureds or termination of covers) unless new acquisitions are made. In January 2001, the Acquisitions segment coinsured a block of individual life insurance policies from Standard Insurance Company (Standard), and in October 2001, acquired Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from Irish Life & Permanent plc. These transactions resulted in an $86.8 million increase in premiums and policy fees. Premiums and policy fees from older acquired blocks declined $7.2 million in 2001. The decrease in premiums and policy fees from the Annuities segment was $2.0 million due to a decline in variable annuity management fees caused by the general decline in the equity markets. Premiums and policy fees from the Asset Protection segment increased $29.6 million primarily due to increased sales in its service contracts. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment increased $0.6 million.

        In 2002, premiums and policy fees increased $164.2 million or 26.5% over 2001. During 2002, Protective discovered that it has overpaid the reinsurance premiums due on certain life insurance policies over a period of 10 years. Protective has recorded cash and receivables totaling $69.7 million, and a corresponding increase in premiums and policy fees, which reflects its current estimate of amounts to be recovered. Excluding this increase, premiums and policy fees in the Life Marketing segment increased $29.5 million due to an increase in sales. In June 2002, Protective coinsured a block of insurance policies from Conseco Variable Insurance Company (Conseco). This transaction resulted in an increase in premiums and policy fees of $21.4 million. The acquisition of Inter-State and First Variable resulted in a $38.9 million increase in premium and policy fees. Premiums and policy fees from older acquired blocks decreased $3.7 million. Premiums and policy fees from the Annuities Segment declined $2.3 million due to a decline in variable annuity management fees caused by the general decline in the equity markets. Premiums and policy fees related to the Asset Protection segment increased $11.8 million due to continued higher sales in its service contracts and residual value lines. Lower sales in other Asset Protection lines during 2002 were more than offset by a decline in the amount of reinsurance ceded. The decline in reinsurance ceded was primarily due to a change in the form of a credit reinsurance agreement in 2002. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $1.1 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income, the percentage change from the prior period, and the percentage earned on average cash and investments:

                                                                         PERCENTAGE EARNED ON
                                                        PERCENTAGE        AVERAGE CASH AND
 YEAR ENDED DECEMBER 31                 AMOUNT           INCREASE            INVESTMENTS
--------------------------------------------------------------------------------------------
                                    (IN THOUSANDS)
 2000                                  $692,081            12.0%                7.1%
 2001                                   839,103            21.2                 7.0
 2002                                   980,059            16.8                 6.8

        Net investment income in 2001 increased $147.0 million or 21.2% over 2000, and in 2002 increased $141.0 million or 16.8% over 2001, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions, receiving stable value and annuity deposits, and the asset growth that results from the sale of various insurance products. The Standard coinsurance transaction and the acquisition of Inter-State and First Variable resulted in an increase in investment income of $66.4 million in 2001. The acquisition of Inter-State and First Variable and the Conseco coinsurance transaction resulted in an increase in investment income of $57.5 million in 2002 .

        The percentage earned on average cash and investments was 7.0% in 2001 and 6.8% in 2002.

Realized Investment Gains (Losses)

        Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. The following table sets forth realized investment gains (losses) relating to derivative financial instruments and all other investments for the periods shown:

                                            DERIVATIVE FINANCIAL      ALL OTHER
              YEAR ENDED DECEMBER 31             INSTRUMENTS         INVESTMENTS
              ----------------------------------------------------------------------
                                               (IN THOUSANDS)       (IN THOUSANDS)
                       2000                      $  2,157              $(16,756)
                       2001                        (1,718)               (6,123)
                       2002                       (12,959)               12,314

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments.

        The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment losses in 2001 of $27.7 million were partially offset by realized investment gains of $29.7 million. Realized investment gains in 2002 of $73.0 million were largely offset by realized investment losses of $60.3 million. During 2001 and 2002, Protective recorded other than temporary impairments in its investments of $12.6 million and $17.8 million, respectively.

        Each quarter Protective reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any specific other than temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, Protective considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, Protective considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery. See also “Liquidity and Capital Resources – Investments” included herein.

Other Income

        The following table sets forth other income for the periods shown:

YEAR ENDED DECEMBER 31                               AMOUNT
------------------------------------------------------------------
                                                 (IN THOUSANDS)
2000                                                  $35,194
2001                                                   38,578
2002                                                   41,483

        Other income consists primarily of revenues from Protective’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. In 2001, revenues from Protective’s direct response business and service contract business increased $2.0 million and $0.5 million, respectively. Income from other sources increased $0.9 million. In 2002, revenues from Protective’s service contract business increased $4.7 million. Income from all other sources decreased $1.8 million.

Income Before Income Tax

        Management evaluates the results of Protective’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of Protective’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, operating segment income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of accounting changes, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing Protective’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of Protective’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, Protective’s segment income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income from continuing operations before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments.

        The table below sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                              OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX (IN THOUSANDS)

================================================================================================================
                                                                         YEAR ENDED DECEMBER 31
                                                         -------------------------------------------------------
                                                                2002              2001              2000
                                                         -------------------------------------------------------
Operating Income (Loss) (1)
Life Insurance
     Life Marketing                                             $125,419          $ 92,016          $ 75,806
     Acquisitions                                                 96,418            69,251            53,624
Retirement Savings and Investment Products
     Stable Value Contracts                                       42,272            33,150            31,208
     Annuities                                                    14,656            15,093            13,584
Specialty Insurance Products
     Asset Protection                                            (15,192)           35,731            34,826
Corporate and Other                                              (19,324)          (22,446)          (19,417)
                                                         -------------------------------------------------------
          Total operating income                                 244,249           222,795           189,631
                                                         -------------------------------------------------------
Realized Investment Gains (Losses)
     Stable Value Contracts                                       (7,061)            7,218            (6,556)
     Annuities                                                     2,277             1,139               410
     Unallocated Realized Investment Gains (Losses)                4,139           (16,198)           (8,453)
Related Amortization of Deferred Policy Acquisition Costs
     Annuities                                                    (1,981)             (996)             (410)
                                                         -------------------------------------------------------
          Total net                                               (2,626)           (8,837)          (15,009)
                                                         -------------------------------------------------------
Income (Loss) Before Income Tax
Life Insurance
     Life Marketing                                              125,419            92,016            75,806
     Acquisitions                                                 96,418            69,251            53,624
Retirement Savings and Investment Products
     Stable Value Contracts                                       35,211            40,368            24,652
     Annuities                                                    14,952            15,236            13,584
Specialty Insurance Products
     Asset Protection                                            (15,192)           35,731            34,826
Corporate and Other                                              (19,324)          (22,446)          (19,417)
Unallocated Realized Investment Gains (Losses)                     4,139           (16,198)           (8,453)
                                                         -------------------------------------------------------
          Total income before income tax                        $241,623          $213,958          $174,622
                                                         =======================================================

----------------------------
(1)      Income from continuing operations before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s 2001 pretax operating income was $92.0 million, $16.2 million above 2000. This increase is primarily due to growth in sales. The segment’s 2002 pretax operating income was $125.4 million, $33.4 million above 2001. An increase of $7.2 million is attributable to favorable mortality experience. An increase of $19.0 million can be attributed to growth through sales.

        In the second quarter of 2002, Protective discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be seeking recovery of approximately $94.6 million from several reinsurance companies.

        Protective continues to make progress toward recovery of the overpayments. Approximately $36.6 million had been received as of February 28, 2003. Protective is continuing to work with the reinsurers in an effort to collect the entire overpayment, plus interest where appropriate. With respect to one reinsurer, arbitration proceedings are currently pending. At December, 31, 2002, Protective had recorded cash and receivables totaling $69.7 million, which reflects the amounts received and Protective’s current estimate of amounts to be recovered in the future, based upon the information available.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment’s pretax operating income thereby increased $7.2 million (in addition to the increase noted above), which is the difference between the premiums recorded and the amount of such additional amortization.

        Because the overpayments were made over a period of 10 years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, Protective believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        The recorded amounts that reflect overpayments to be recovered in the future are estimates. Therefore, new information relating to the recovery of such amounts could result in Protective increasing (decreasing) its estimates of the amounts to be recovered, or Protective could receive more (less) than the recorded amounts, which, in either event, could result in an additional positive (negative) effect on future income.

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

        In 2001, the Acquisition segment’s pretax operating income was $69.3 million, $15.6 million above 2000. The Standard coinsurance transaction and the acquisition of Inter-State and First Variable resulted in a $15.9 million increase in earnings. Earnings on older acquired blocks of policies declined $0.3 million. In 2002, the segment’s pretax operating income was $96.4 million, $27.2 million above 2001. The Conseco and Standard coinsurance transactions and the acquisitions of Inter-State and First Variable resulted in a $24.7 million increase in earnings in 2002. Earnings on older acquired blocks of policies increased $2.5 million.

        The Stable Value Contracts segment had 2001 pretax operating income of $33.2 million, $1.9 million above 2000. This increase is primarily due to an increase in average account balances of $523 million. Operating spreads in 2001 were 10 basis points lower than 2000 due to lower investment income. Realized investment losses associated with this segment in 2000 were $6.6 million as compared to gains of $7.2 million in 2001. As a result income before income tax was $24.7 million in 2000 and $40.4 million in 2001. The Stable Value Contracts segment’s 2002 pretax operating income was $42.3 million, $9.1 million above 2001. This increase is due primarily to higher account balances and operating spreads. Average account balances were $3.9 billion in 2002 compared to $3.5 billion in 2001. Operating spreads averaged 107 basis points in 2002 compared to an average of 90 basis points in 2001. Realized investment gains associated with this segment in 2001 were $7.2 million as compared to losses of $7.1 million in 2002. As a result, total income before income tax was $40.4 million in 2001 and $35.2 million in 2002.

        The Annuities segment’s 2001 pretax operating income was $15.1 million, $1.5 million above 2000. The 2001 results include a tax benefit of approximately $3.0 million related to the segment’s variable annuities which was partially offset by an increase in reserves related to minimum death benefit guarantees of $0.7 million. The segment’s pretax operating income for 2002 was $14.7 million as compared to $15.1 million in 2001. Fixed annuity earnings increased $1.2 million due to higher account balances. This increase was more than offset by a decline in variable annuity earnings of $2.4 million due to the general decline in the equity markets. The segment had $0.1 million realized investment gains (net of related amortization of deferred policy acquisition costs) in 2001 and a $0.3 million gain in 2002. As a result, total pretax income was $15.2 million in 2001 and $15.0 million in 2002. The Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition cost.

        Protective offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. Protective’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. Protective then accrues to that amount over four quarters. At December 31, 2002, the total GMDB reserve was $5.6 million, an increase of $1.6 million from December 31, 2001. At December 31, 2002, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances at December 31, 2002, was $539.0 million, compared to $295.0 million at December 31, 2001. Based on variable annuity account balances as of January 31, 2003, the total guaranteed dollar amount payable under the GMDB feature was approximately $561.0 million.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), Protective and its insurance subsidiaries reported GMDB related policy liabilities and accruals of $24.7 million at December 31, 2002.

        The Asset Protection segment’s core lines of business are credit insurance and vehicle and marine service contracts. The results of the Asset Protection segment are being significantly affected by general economic conditions and conditions in the automobile industry. The segment’s claims and corresponding loss ratios have increased in the current economic environment. In addition, the segment is exiting certain ancillary lines of business, which are not core to either the credit insurance or service contract business.

        In view of the negative trends recently experienced in this segment, Protective performed claims experience studies in 2002 and other analyses and determined that it should increase its estimates of policy liabilities and accruals and write off certain deferred policy acquisition costs and receivables which resulted in pretax charge of $30.9 million in 2002. Examples of the negative trends affecting the segment are lower used vehicle prices resulting from new vehicle sales incentives and an increase in service contract claims. Claims experience studies are necessarily complex and involve analyzing and interpreting large quantities of data to deduce whether the trends appear to be temporary and likely to reverse, or not. Any adverse development in the trends of used vehicle prices or in service contract claims could have a material adverse effect on Protective.

        The Asset Protection segment’s 2001 pretax operating income was $35.7 million, $0.9 million above 2000. Higher loss ratios in the segment’s ancillary lines reduced income by $6.5 million in 2001. This decline was offset by a change in estimate of $6.7 million with respect to reserves in certain credit lines. The segment’s 2001 results also include income of approximately $2.0 million from the sale of a small insurance subsidiary’s charter. All other items reduced 2001 operating income by $1.3 million.

        The Asset Protection segment had pretax operating losses of $15.2 million in 2002, $50.9 million lower than 2001. The decrease included the $30.9 million charge discussed above. The segment also experienced lower service contract administration fees of $2.8 million and lower earned credit premium that reduced income $5.8 million. Higher loss ratios in the vehicle service contract line lowered earnings $2.8 million. Also, higher loss ratios in the segment’s ancillary lines led to higher losses of $6.1 million in 2002. Included in the segment’s pretax income for 2002 was $2.7 million of income-related to the sale of an inactive charter of a small subsidiary compared to $2.0 million for a charter sale in 2001. In addition, the 2001 reserve estimate change did not recur in 2002. All other items decreased 2002 operating income by $3.5 million.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business which Protective is not actively marketing (mostly health insurance), and other operating expenses not identified with the preceding business segments (including interest on substantially all debt). In 2001, the segment had pretax operating losses of $22.4 million compared to operating losses of $19.4 million in 2000. In 2002, the segment had pretax operating losses of $19.3 million, $3.1 million less than 2001. The increase relates to a $13.4 million increase in investment income allocated to the segment, which was partially offset by $4.1 million less income from the cancer line of business and higher corporate expenses.

Income Tax Expense

        The following table sets forth the effective income tax rates relating to continuing operations for the periods shown:

                                                 EFFECTIVE INCOME
YEAR ENDED DECEMBER 31                               TAX RATE
-------------------------------------      ----------------------------
2000                                                   35.2%
2001                                                   32.9
2002                                                   34.9

        Management's current estimate of the effective income tax rate for 2003 is between 33.5% and 34.5%.

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

Change in Accounting Principle

        On January 1, 2001, Protective adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 resulted in a cumulative after-tax charge to net income of approximately $8.3 million. The adoption of SFAS No. 133 also resulted in a cumulative after-tax increase to other comprehensive income of approximately $4.0 million.

Net Income

        The following table sets forth net income from continuing operations before extraordinary loss and cumulative effect of change in accounting principle for the periods shown:

                                                                          PERCENT
   YEAR ENDED DECEMBER 31                          AMOUNT           INCREASE/(DECREASE)
   ----------------------------------------------------------------------------------------
                                               (IN THOUSANDS)
  2000                                           $113,144                  (4.6)%
  2001                                            143,501                  26.8
  2002                                            157,394                   9.7

        Compared to 2000, net income from continuing operations before cumulative effect of change in accounting principle in 2001 increased 26.8%, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, Annuities, and Asset Protection segments and lower realized investment losses, which were offset by lower operating earnings in the Corporate and Other segment. Compared to 2001, net income from continuing operations before cumulative effect of change in accounting principle in 2002 increased $13.9 million, reflecting improved operating earnings in the Life Marketing, Acquisitions, Stable Value Contracts, and Corporate and Other segments offset by lower operating results in the Annuities and Asset Protection segment.

Known Trends And Uncertainties

        The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect Protective’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below. Please also refer to “Other Developments” herein.

        Protective is exposed to many types of risks that could negatively affect its business. There are many types of risks that Protective is exposed to in its businesses. For example, Protective is exposed to the risks of natural disasters, malicious and terrorist acts, computer viruses, and other perils that could adversely affect Protective’s operations. While Protective has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on Protective. A natural disaster or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of Protective or its reinsurers. Similarly, a computer virus could affect the data processing systems of Protective or its business partners, destroying valuable data or making it difficult to conduct their business. Additionally there are scenarios that could have an adverse effect on general economic conditions, and thus on Protective.

        Protective operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry. Life and health insurance is a mature industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Life and health insurance is a highly competitive industry. Protective encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than Protective, as well as competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

        The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of Protective’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies are converting to stock ownership, which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of Protective’s products by substantially increasing the number and financial strength of potential competitors.

        Protective’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

        A ratings downgrade could adversely affect Protective’s ability to compete. Rating organizations periodically review the financial performance and condition of insurers, including Protective and its insurers subsidiaries. A downgrade in the ratings of Protective and its insurers subsidiaries could adversely affect Protective’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities.

        Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. Protective cannot predict what actions the rating organizations may take, or what actions Protective may be required to take in response to the actions of the rating organizations, which could adversely affect Protective.

        Protective’s policy claims fluctuate from period to period, and actual results could differ from its expectations. Protective’s results may fluctuate from period to period due to fluctuations in policy claims received by Protective. Certain of Protective’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline.

        Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, persistency and lapses, and future progress in the fields of health and medicine. Actual mortality, morbidity, and casualty claims could differ from expectations if actual results differ from those assumptions.

        Protective’s results may be negatively affected should actual experience differ from management’s assumptions and estimates. In the conduct of business, Protective makes certain assumptions regarding the mortality, persistency, expenses and interest rates, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, and various other components of Protective’s balance sheet. Protective’s actual experience, as well as changes in estimates, is used to prepare Protective’s statements of income.

        The calculations Protective uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. Protective currently employs various techniques for such calculations and it from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates.

        Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revision over time. Accordingly, Protective’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

        The use of reinsurance introduces variability in Protective’s statement of income. The timing of premium payments to, and receipt of expense allowances from, reinsurers may differ from Protective’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of Protective’s statements of income, and may also introduce variability in Protective’s quarterly results.

        Protective could be forced to sell investments at a loss to cover policyholder withdrawals. Many of the products offered by Protective and its insurance subsidiaries allow policy-holders and contract holders to withdraw their funds under defined circumstances. Protective and its insurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While Protective and its life insurance subsidiaries own a significant amount of liquid assets, a certain portion of their assets are relatively illiquid. If Protective or its subsidiaries experience unanticipated withdrawal or surrender activity, Protective or its subsidiaries could exhaust their liquid assets and be forced to liquidate other assets, perhaps on unfavorable terms. If Protective or its subsidiaries are forced to dispose of assets on unfavorable terms, it could have an adverse effect on Protective’s financial condition.

        Interest-rate fluctuations could negatively affect Protective’s spread income or otherwise impact its business. Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect Protective’s spread income. While Protective develops and maintains asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such spreads.

        From time to time, Protective has participated in securities repurchase transactions that have contributed to Protective’s investment income. Such transactions involve some degree of risk that the counterparty may fail to perform its obligations to pay amounts owed and the collateral has insufficient value to satisfy the obligation. No assurance can be given that such transactions will continue to be entered into and contribute to Protective’s investment income in the future.

        Changes in interest rates may also impact its business in other ways. Lower interest rates may result in lower sales of certain of Protective’s insurance and investment products. In addition, certain of Protective’s insurance and investment products guarantee a minimum credited interest rate, and Protective could become unable to earn its spread income should interest rates decrease significantly.

        Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income Protective receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates may also increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of variable products.

        Additionally, Protective’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of Protective’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.

        In general terms, Protective’s results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

        Equity market volatility could negatively impact Protective’s business. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility can also affect the profitability of variable products in other ways.

        The amortization of deferred policy acquisitions costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of deferred policy acquisition costs and the estimated cost of providing guaranteed minimum death benefits could increase if equity market performance is worse than assumed.

        A deficiency in Protective’s systems could result in over- or underpayments of amounts owed to or by Protective and/or errors in Protective’s critical assumptions or reported financial results. The business of insurance necessarily involves the collection and dissemination of large amounts of data using systems operated by Protective. Examples of data collected and analyzed include policy information, policy rates, expenses, mortality and morbidity experience. To the extent that data input errors, systems errors, or systems failures are not identified and corrected by Protective’s internal controls, the information generated by the systems and used by Protective and/or supplied to business partners, policyholders, and others may be incorrect and may result in an overpayment or underpayment of amounts owed to or by Protective and/or Protective using incorrect assumptions in its business decisions or financial reporting.

        In the second quarter of 2002, Protective discovered that the rates payable on certain life insurance policies were incorrectly entered into its reinsurance administrative system in 1991. As a result, Protective overpaid to several reinsurance companies the reinsurance premiums related to such policies of approximately $94.6 million over a period of 10 years beginning in 1992. Although the recoverability of amounts overpaid cannot be assured, Protective is seeking recovery of the overpayments and has already received refunds from some of the reinsurance companies.

        Insurance companies are highly regulated. Protective and its insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than share owners. From time to time, regulators raise issues during examinations or audits of Protective and its insurance subsidiaries that could, if determined adversely, have a material impact on Protective, and Protective cannot predict whether or when regulatory actions may be taken that could adversely affect Protective or its operations.

        Protective and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts, and annuities offered by Protective and its insurance subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions.

        Other types of regulation that could affect Protective and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, state anti-trust laws, minimum solvency requirements, and – because Protective owns and operates real property – state, federal, and local environmental laws. Protective cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on Protective if enacted into law.

        Changes to tax law or interpretations of existing tax law could adversely affect Protective and its ability to compete with non-insurance products or reduce the demand for certain insurance products. Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of Protective’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products or to increase the tax-deferred status of competing products, all life insurance companies, including Protective and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict the ability of some companies to purchase certain corporate or bank-owned life insurance products. Additionally, changes in tax law based on recent proposals to reduce or eliminate federal income tax on corporate dividends and to establish new tax advantaged retirement and life savings plans could, if enacted, reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, Protective is subject to the federal corporation income tax. Protective cannot predict what changes to tax law or interpretations of existing tax law could adversely affect Protective.

        Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments. A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, arbitration. Protective cannot predict the outcome of any such litigation or arbitration.

        Protective’s ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business. Protective’s ability to maintain low unit costs is dependent upon the level of new sales and persistency (continuation or renewal) of existing business. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs.

        Additionally, a decrease in persistency may result in higher or more rapid amortization of deferred policy acquisition costs and thus higher unit costs, and lower reported earnings. Although many of Protective’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized deferred policy acquisition costs with respect to the insurance policy or annuity contract being surrendered. Some of Protective’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

        Protective’s investments are subject to market and credit risks. Protective’s invested assets and derivative financial instruments are subject to customary risks of credit defaults and changes in market values. The value of Protective’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties which Protective has financed. Factors that may affect the overall default rate on, and market value of, Protective’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the businesses of individual borrowers and tenants.

        Protective may not realize its anticipated financial results from its acquisitions strategy. Protective’s acquisitions have increased its earnings in part by allowing Protective to enter new markets and to position itself to realize certain operating efficiencies. There can be no assurance, however, that suitable acquisitions, presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions will continue to be available to Protective, or that Protective will realize the anticipated financial results from its acquisitions.

        Additionally, in connection with its acquisitions, Protective assumes or otherwise becomes responsible for the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on Protective.

        Protective is dependent on the performance of others. Protective’s results may be affected by the performance of others because Protective has entered into various arrangements involving other parties. For example, most of Protective’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties. Additionally, Protective’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

        Certain of these other parties may act on behalf of Protective or represent Protective in various capacities. Consequently, Protective may be held responsible for obligations that arise from the acts or omissions of these other parties.

        As with all financial services companies, its ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of Protective’s insurance and investment products.

        Our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect Protective. Protective and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. Protective may enter into third-party reinsurance arrangements under which Protective will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, Protective remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.

        The cost of reinsurance is, in some cases, reflected in the premium rates charged by Protective. Under certain reinsurance agreements, the reinsurer may increase the rate it charges Protective for the reinsurance, though Protective does not anticipate increases to occur. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, Protective could be adversely affected.

        Recently, certain commentators on the insurance industry have speculated that reinsurance might become more costly or less available in the future, which could have a negative effect on Protective’s ability to compete.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

        Protective adopted SFAS No. 142 effective January 1, 2002. Protective performed an impairment test and determined that its goodwill was not impaired at January 1, or October 31, 2002. The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if this pronouncement was adopted as of January 1, 2000:

                                                                                   2002             2001           2000
                                                                                   ----             ----           ----
Year Ended December 31
Adjusted net income:
Income from continuing operations before
   extraordinary loss and cumulative effect
   of change in accounting principle                                             $157,394          $143,501      $113,144
Add back amortization of goodwill, net of income tax                                                  1,838         1,634
-----------------------------------------------------------------------------------------------------------------------------
Adjusted income from continuing operations before
   extraordinary loss and cumulative effect
   of change in accounting principle                                              157,394           145,339       114,778
Income (loss) from discontinued operations,
   net of income tax                                                                                 (9,856)       16,299
Loss from sale of discontinued operations,
   net of income tax                                                                                (17,754)
----------------------------------------------------------------------------------------------------------------------------
Adjusted net income before cumulative effect
   of change in accounting principle and extraordinary loss                       157,394           117,729       131,077
Cumulative effect of change in accounting principle,
   net of income tax                                                                                 (8,341)
-----------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                                              $157,394          $109,388      $131,077
=============================================================================================================================

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective does not expect the adoption of SFAS No. 143 to have a material effect on Protective’s financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operation accounting is applied. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on Protective’s financial position or results of operations when adopted on January 1, 2002.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Protective does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. Protective does not expect the adoption of SFAS No. 146 to have a material effect on Protective’s financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123 to offer alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Protective adopted the fair value based method prescribed by SFAS No. 123 in 1995, therefore SFAS No. 148 will have no effect on Protective’s financial position or results of operations.

        In November, 2002, the FASB issued FASB Interpretation No. (FIN) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others.” FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Protective does not expect FIN 45 to have a material effect on Protective’s financial position or results of operations.

        In January, 2003, the FASB issued FIN 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. Protective is currently assessing the impact that FIN 46 will have on its financial condition and results of operations. FIN 46 potentially will affect the accounting related to a lease arrangement currently accounted for as an operating lease that also involves a special purpose vehicle (SPV). Although Protective does not expect the provisions of FIN 46 to have a material impact on its results of operations, had the provision been effective at December 31, 2002, Protective’s reported assets and liabilities would have increased by approximately $75 million.

        In July 2002, the American Institute of Certified Public Accountants proposed a new Statement of Position (SOP), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” Among other things, the SOP would establish the preferred method for estimating the GMDB-related policy liabilities and accruals. Based on information available at December 31, 2002, Protective believes its adoption of the SOP as proposed would result in an after tax cumulative effect of a change in accounting principle of approximately $5 million.

        In May 2002, the Derivatives Implementation group of the FASB exposed for comment issue No. B36, “Bifurcation of Embedded Credit Derivatives” (DIG B36). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company’s return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. Protective is currently evaluating the impact of this pronouncement on its financial statements but does not anticipate a material impact on its financial condition or results of operations.

Liquidity and Capital Resources

        Protective’s operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium- and long-term obligations reserved using certain assumed interest rates, Protective’s investments are predominantly in medium- and long-term, fixed-rate investments such as bonds and mortgage loans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Investments

        Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective has classified its fixed maturities and certain other securities as “available for sale.”

        Protective’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2002, Protective’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $11.7 billion, which is 3.9% above amortized cost of $11.2 billion. Protective had $2.5 billion in mortgage loans at December 31, 2002. While Protective’s mortgage loans do not have quoted market values, at December 31, 2002, Protective estimates the market value of its mortgage loans to be $2.8 billion (using discounted cash flows from the next call date), which is 12.2% above amortized cost. Most of Protective’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        At December 31, 2001, Protective’s fixed maturity investments had a market value of $9.8 billion, which was 1.0% above amortized cost of $9.7 billion. Protective estimated the market value of its mortgage loans to be $2.7 billion at December 31, 2001, which was 6.3% above amortized cost of $2.5 billion.

        The following table sets forth the estimated market values of Protective’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

                                                                PERCENT
AT DECEMBER 31                                   AMOUNT         CHANGE
--------------                                -------------     -------
                                              (IN MILLIONS)

2001
Fixed maturities                               $ 9,370.5        (4.5)%
Mortgage loans                                   2,550.9        (4.5)

2002
Fixed maturities                               $11,084.3        (4.9)%
Mortgage loans                                   2,690.5        (4.8)

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

        During 2002, Protective recorded pretax other than temporary impairments in its investments of $17.8 million.

        Protective’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, Protective engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties and business markets.

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. Protective generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of Protective to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures.

        Protective generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, tangible and intangible assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer.

        There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. Protective continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon Protective’s earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

        Market values for private, non-traded securities are determined as follows: 1) Protective obtains estimates from independent pricing services or 2) Protective estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,959.5 million at December 31, 2002, representing 12.7% of Protective’s total invested assets.

        The majority of unrealized losses can be attributed to interest rate fluctuations and are, therefore, deemed temporary. As indicated above, when Protective’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2002, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2002, Protective had an overall net unrealized gain of $440.4 million.

        For traded and private fixed maturity and equity securities held by Protective that are in an unrealized loss position at December 31, 2002, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

                                  ESTIMATED MARKET  % FAIR    AMORTIZED COST   % AMORTIZED   UNREALIZED    % UNREALIZED
   (DOLLARS IN THOUSANDS)              VALUE         VALUE         COST           LOSS          LOSS           LOSS
-------------------------------------------------------------------------------------------------------------------------
   <= 90 days                      $  573,124         41.6%    $  623,675         39.9%      $ (50,551)        27.7%
   >90 days but <= 180 days           296,957         21.5        329,360         21.1         (32,403)        17.7
   >180 days but <= 270 days           40,969          3.0         48,783          3.1          (7,814)         4.3
   >270 days but <= 1 year             83,198          6.0         94,580          6.1         (11,382)         6.2
   >1 year                            384,765         27.9        465,460         29.8         (80,695)        44.1
------------------------------------------------------------------------------------------------------------------------
   Totals                          $1,379,013        100.0%    $1,561,858        100.0%      $(182,845)       100.0%
========================================================================================================================

        Protective has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective at December 31, 2002, is presented in the following table.

                               ESTIMATED     % FAIR                      % AMORTIZED
(DOLLARS IN THOUSANDS)       MARKET VALUE     VALUE    AMORTIZED COST       COST       UNREALIZED LOSS   % UNREALIZED
-----------------------------------------------------------------------------------------------------------------------
Agency mortgages              $       52        0.0%    $       52           0.0%        $      (0)           0.0%
Banks                             83,966        6.1         87,184           5.6            (3,218)           1.8
Basic industrial                 121,092        8.8        139,032           8.9           (17,940)           9.8
Brokerage                          2,717        0.2          2,723           0.2                (6)           0.0
Capital goods                     60,242        4.4         68,815           4.4            (8,573)           4.7
Communications                    49,424        3.6         56,073           3.6            (6,649)           3.6
Consumer-cyclical                 60,544        4.4         67,191           4.3            (6,647)           3.6
Consumer-noncyclical              23,517        1.7         28,924           1.9            (5,407)           3.0
Electric                         244,549       17.7        304,561          19.4           (60,012)          32.8
Energy                            73,715        5.3         75,197           4.8            (1,482)           0.8
Finance companies                 47,393        3.4         48,972           3.1            (1,579)           0.9
Insurance                         43,520        3.2         46,869           3.0            (3,349)           1.8
Municipal agencies                 2,058        0.1          2,077           0.1               (19)           0.0
Municipal mortgages               43,076        3.1         43,452           2.8              (376)           0.2
Natural gas                      133,710        9.7        153,937           9.9           (20,227)          11.1
Other finance                    140,785       10.2        153,095           9.8           (12,310)           6.7
Other industrial                   4,884        0.4          4,970           0.3               (86)           0.0
Other mortgage banks             135,840        9.9        153,861           9.9           (18,021)           9.9
Other utility                         21        0.0             44           0.0               (23)           0.0
Technology                        42,616        3.1         43,265           2.8              (649)           0.4
Transportation                    65,292        4.7         78,673           5.0           (13,381)           7.3
U.S. Government                        0        0.0          2,891           0.2            (2,891)           1.6
-----------------------------------------------------------------------------------------------------------------------
Total                         $1,379,013      100.0%    $1,561,858         100.0%        $(182,845)         100.0%
=======================================================================================================================

        At December 31, 2002, 64.1 % of total securities in an unrealized loss position were rated as investment grade. Protective generally purchases its investments with the intent to hold to maturity, therefore, Protective does not consider this an other-than-temporary impairment. Securities in an unrealized loss position that were rated as below investment grade represented 35.9% of the total market value and 58.3% of the total unrealized loss. The range of maturity dates for these securities varies, with 26.0% maturing in less than 5 years, 16.3% maturing between 5 and 10 years, and 57.7% maturing after 10 years. Other than temporary impairments are generally taken when an investment meets certain previously discussed conditions.

        During the year ended December 31, 2002, Protective sold securities in an unrealized loss position at December 31, 2001 with a market value of $1,433.7 million resulting in a realized loss of $12.6 million. As discussed above, Protective’s management considers several factors when determining other than temporary impairments. Although Protective generally intends to hold securities until maturity, Protective may change its position as a result of a change in circumstances. Any such decision is consistent with Protective’s classification of its investment portfolio as available for sale. For such securities sold during the year ended December 31, 2002, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

(DOLLARS IN THOUSANDS)                        PROCEEDS         % PROCEEDS      REALIZED LOSS    % REALIZED LOSS
---------------------------------------------------------------------------------------------------------------
<= 90 days                                  $   53,858             3.8%            $ 2,958          23.5%
>90 days but <= 180 days                       221,250            15.4               1,768          14.1
>180 days but <= 270 days                       80,206             5.6               1,158           9.2
>270 days but <= 1 year                      1,046,967            73.0               3,065          24.4
> 1 year                                        31,379             2.2               3,615          28.8
---------------------------------------------------------------------------------------------------------------
Totals                                      $1,433,660           100.0%            $12,564         100.0%
===============================================================================================================

        For several years Protective has offered a type of commercial mortgage loan under which Protective will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2002, approximately $475.5 million of Protective’s mortgage loans have this participation feature.

        At December 31, 2002, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. Bonds rated less than investment grade were 5.6% of invested assets. Protective does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at December 31, 2002, were $543.2 million, an increase of $21.3 million from December 31, 2001. The Conseco coinsurance arrangement resulted in an increase in policy loans of $47.0 million. Policy loan rates are generally in the 4.5% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

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

        At December 31, 2002, Protective had outstanding mortgage loan commitments of $455.7 million with an estimated fair value of $494.1 million (using discounted cash flows from the first call date). At December 31, 2001, Protective had outstanding mortgage loan commitments of $406.3 million with an estimated fair value of $429.3 million (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of Protective’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                                                              PERCENT
AT DECEMBER 31                                                  AMOUNT        CHANGE
---------------------------------------------------------------------------------------
                                                            (in millions)
2001                                                            $410.8        (4.3)%
2002                                                             468.4        (5.2)
---------------------------------------------------------------------------------------

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

Liabilities

        Many of Protective Life’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At December 31, 2002, Protective had policy liabilities and accruals of $9.1 billion. Protective’s life insurance products have a weighted average minimum credited interest rate of approximately 4.5%.

        At December 31, 2002, Protective had $4.0 billion of stable value account balances with an estimated fair value of $4.1 billion (using discounted cash flows), and $3.7 billion of annuity account balances with an estimated fair value of $3.8 billion (using surrender values).

        At December 31, 2001, Protective had $3.7 billion of stable value account balances with an estimated fair value of $3.8 billion, and $3.2 billion of annuity account balances with an estimated fair value of $3.2 billion.

        The following table sets forth the estimated fair values of Protective’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                      ESTIMATED FAIR VALUES RESULTING FROM AN
                       IMMEDIATE 1 PERCENTAGE POINT DECREASE
                                  IN INTEREST RATES

                                                                      PERCENT
AT DECEMBER 31                                             AMOUNT      CHANGE
-------------------------------------------------------------------------------
                                                        (IN MILLIONS)
2001
----
Stable value account balances                              $3,887.0      1.7%
Annuity account balances                                    3,308.6      4.5

2002
----
Stable value account balances                              $4,198.4      1.8%
Annuity account balances                                    3,966.6      4.5

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

Derivative Financial Instruments

        Protective uses a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options, and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments and liabilities. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

        At December 31, 2002, contracts with a notional amount of $6.0 billion were in an $83.9 million net gain position. At December 31, 2001, contracts with a notional amount of $4.5 billion were in a $3.5 million net loss position.

        The following table sets forth the notional amount and fair value of Protective’s derivative financial instruments at December 31, and the estimated gains and losses resulting from a hypothetical immediate plus and minus 1 percentage point change in interest rates from levels prevailing at December 31.

                                DERIVATIVE FINANCIAL INSTRUMENTS

                                                                  GAIN(LOSS)
                                                              RESULTING FROM AN
                                                         IMMEDIATE +/-1 PERCENTAGE
                                                                 POINT CHANGE
                              NOTIONAL    FAIR VALUE AT        IN INTEREST RATES
(IN MILLIONS)                  AMOUNT      DECEMBER 31        +1%              -1%
---------------------------------------------------------------------------------------
2001
Options
     Puts                    $  775.0        $ 0.1          $ 1.3            $ 0.0
     Calls                    1,400.0          0.3            0.0              5.4
Futures                         100.0          1.1            7.0             (6.4)
Fixed to floating
     Swaps                      799.3         20.8           (2.0)            33.5
     Caps                       175.0          0.0            0.0              0.0
Floating to fixed
     Swaps                      360.0        (12.7)          (5.5)           (19.5)
     Caps                       300.0          0.0            0.0              0.0
     Floors                     300.0         (2.0)          (2.7)            (1.1)
---------------------------------------------------------------------------------------
                             $4,209.3        $ 7.6          $(1.9)           $11.9
=======================================================================================

2002
Options
     Puts                    $4,000.0        $ 1.2          $ 2.5            $ 0.0
Futures                         570.0        (11.9)           8.3            (30.9)
Fixed to floating
     Swaps                      731.5         35.7           22.1             50.2
Floating to fixed
     Swaps                      135.0        (16.7)         (11.7)           (21.6)
---------------------------------------------------------------------------------------
                             $5,436.5        $ 8.3          $21.2            $(2.3)
=======================================================================================

        Protective is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2002, stable value contracts of $539.2 million had a foreign exchange loss of approximately $86.5 million. At December 31, 2002, the related foreign currency swaps had a net unrealized gain of approximately $78.4 million. At December 31, 2001, stable value contracts of $275.8 million had a foreign exchange gain of approximately $7.2 million and the related foreign currency swaps had a net loss of approximately $9.3 million.

        The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated gains and losses resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

                                                                    GAIN (LOSS)
                                                                  RESULTING FROM
                                                                AN IMMEDIATE +/-10%
                                                                 CHANGE IN FOREIGN
                                          FAIR VALUE             CURRENCY EXCHANGE
                           NOTIONAL           AT                       RATES
     (IN MILLIONS)          AMOUNT        DECEMBER 31            +10%            -10%
------------------------------------------------------------------------------------------
2001
----
Stable Value
  Contracts                $   275.8       $   7.2            $ (19.6)          $ 34.1
Foreign Currency
  Swaps                        275.8          (9.3)              19.2            (37.8)
------------------------------------------------------------------------------------------
                           $   551.6       $  (2.1)          $   (0.4)         $  (3.7)
==========================================================================================

2002
----
Stable Value
  Contracts                 $  539.2        $(86.5)           $(149.1)          $(24.0)
Foreign Currency
  Swaps                        539.2          78.4              124.5             32.3
------------------------------------------------------------------------------------------
                            $1,078.4       $  (8.1)          $  (24.6)         $   8.3
==========================================================================================

        Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses generally provide an indication of how sensitive Protective’s derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        Protective is exploring other uses of derivative financial instruments.

Asset/Liability Management

        Protective’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is Protective’s policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

        Protective believes its asset/liability management programs and procedures and certain product features provide protection for Protective against the effects of changes in interest rates under various scenarios. Additionally, Protective believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, Protective’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of Protective’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments, and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,091.5 million in 2003. Protective’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective.

        Protective and its insurance subsidiaries were committed at December 31, 2002, to fund mortgage loans in the amount of $455.7 million. Protective held $533.0 million in cash and short-term investments at December 31, 2002. Protective Life Corporation had an additional $0.7 million in cash and short-term investments available for general corporate purposes.

        While Protective generally anticipates that the cash flow of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, Protective recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, Protective has arranged sources of credit for its insurance subsidiaries to use when needed. Protective expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, Protective may, from time to time, sell short-duration stable value products to complement its cash management practices.

        Protective has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

Capital

        At December 31, 2002, Protective Life Corporation had $30.0 million outstanding under its $200 million revolving lines of credit.

        As disclosed in the Notes to the Consolidated Financial Statements, at December 31, 2002, approximately $1,384.0 million of consolidated share-owner’s equity, excluding net unrealized investment gains and losses, represented net assets of Protective that cannot be transferred to PLC. In addition, the states in which Protective and its insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2002 is estimated to be $93.1 million.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from accounting principles generally accepted in the United States of America and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of Protective’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Contractual Obligations

The table below sets forth future maturities of stable value contracts, notes payable, operating lease obligation, and indebtedness to PLC.

(IN THOUSANDS)                2003            2004-2005        2006-2007        AFTER 2007
--------------------------------------------------------------------------------------------
Stable Value
  Contracts                $1,091,525         $1,619,154       $1,248,712        $59,161
Note Payable                                       2,264
Operating lease
  obligation                    1,598              3,196           68,481
Indebtedness
  to PLC                        2,000
--------------------------------------------------------------------------------------------

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. As stated above, Protective is currently in arbitration with one reinsurer with respect to amounts overpaid by Protective and the reinsurer has indicated the intent to raise defenses and possible counter claims. Although the outcome of any such litigation or arbitration cannot be predicted, Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

        Protective and its subsidiaries from time to time are subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Among other actions, a state insurance department is currently investigating Protective’s management of a small block of the health insurance business in a discontinued line of business, apparently as part of a larger inquiry related to the overall health insurance industry. Although Protective cannot predict what actions may be taken by any regulatory authority, Protective does not believe that this or any other matter currently under examination, review, or investigation or any other pending or threatened regulatory or tax-related action with respect to Protective or any of its subsidiaries is reasonably likely to have a material effect on Protective.

        In connection with a review of a Registration Statement that Protective filed with the Securities and Exchange Commission (the “SEC”), the staff of the SEC has commented on several matters included in Protective’s Form 10-K for the year ended December 31, 2001. The comments include a request for information concerning certain below investment grade securities having unrealized losses and Protective’s determination that these securities did not have other than temporary impairment. Protective believes that its process to determine that the securities did not have an other than temporary impairment is consistent with the relevant accounting literature. The aggregate amount of the unrealized losses related to these securities was approximately $41.7 million and $34.3 million at December 31, 2001 and 2002, respectively. Other than temporary impairments are recognized in Protective’s net income as realized investment losses, net of income tax. Protective is continuing to discuss these issues with the staff of the SEC, and no final determinations will be made until the conclusion of those discussions.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While Protective cannot predict the impact of this legislation, it could cause Protective to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Legislation has been enacted that would, over time, reduce and ultimately eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products would be adversely affected.

        Protective’s Life Marketing segment is currently developing and implementing a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, and various other components of the segment’s balance sheet. The segment’s future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        The tragic events of September 11, 2001, had little direct effect on Protective’s operations or financial strength. However, many of Protective’s businesses and the performance of Protective’s investment portfolio are affected by general economic conditions, therefore a downturn in the general economy could have a negative effect on Protective’s operations and financial strength.

        Protective’s ability to grow depends in large part upon the continued availability of capital. Protective has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as Protective has incurred realized and unrealized losses on its invested assets, and to increase its GMDB related policy liabilities and accruals in accordance with statutory accounting practices. In recent years, most financial services companies, including PLC, experienced a decrease in the market price of their common stock. A lower stock price may limit Protective’s ability to raise capital to fund growth opportunities and acquisitions. Although Protective believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within Protective’s control. A lack of sufficient capital could impair Protective’s ability to grow.

Impact of Inflation

        Inflation increases the need for life insurance. Many policyholders who once had adequate insurance programs may increase their life insurance coverage to provide the same relative financial benefit and protection. Higher interest rates may result in higher sales of certain of Protective’s investment products.

        The higher interest rates that have traditionally accompanied inflation could also affect Protective’s operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The market value of Protective’s fixed-rate, long-term investments may decrease, Protective may be unable to implement fully the interest rate reset and call provisions of its mortgage loans, and Protective’s ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants...........................................................
Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.....
Consolidated Balance Sheets as of December 31, 2002 and 2001................................
Consolidated Statements of Share-Owner's Equity for the years ended
   December 31, 2002, 2001, and 2000........................................................
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000..
Notes to Consolidated Financial Statements..................................................
Financial Statement Schedules:
 Schedule III-- Supplementary Insurance Information.........................................
 Schedule IV-- Reinsurance .................................................................
Schedule V -  Valuation Accounts............................................................

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company
Birmingham, Alabama

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and Subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of Protective’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note A of the Notes to the Condensed Financial Statements, effective January 1, 2002, and 2001, Protective adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and effective January 1, 2001, Protective adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
March 19, 2003

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

                                                                                             YEAR ENDED DECEMBER 31
                                                                                   -------------------------------------------
                                                                                       2002          2001           2000
                                                                                       ----          ----           ----
REVENUES
   Premiums and policy fees................................................        $1,529,834    $1,389,819     $1,175,943
   Reinsurance ceded.......................................................          (746,980)     (771,151)      (686,108)
                                                                                   -----------   -----------    -----------
     Net of reinsurance ceded..............................................           782,854       618,668        489,835
   Net investment income...................................................           980,059       839,103        692,081
   Realized investment gains (losses):
      Derivative financial instruments.....................................           (12,959)       (1,718)         2,157
      All other investments................................................            12,314        (6,123)       (16,756)
   Other income............................................................            41,483        38,578         35,194
                                                                                   -----------   -----------    -----------
                                                                                    1,803,751     1,488,508      1,202,511
                                                                                   -----------   -----------    -----------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance ceded: 2002 -
    $699,808; 2001 - $609,996; 2000 - $538,291)............................         1,162,231       972,624        760,778
     Amortization of deferred policy acquisition costs ....................           239,490       147,058        143,180
     Amortization of goodwill..............................................                 0         2,827          2,514
   Other operating expenses (net of reinsurance ceded:  2002 - $177,509;
    2001 - $167,243; 2000 -  $223,498).....................................           160,407       152,041        121,417
                                                                                   -----------   -----------    -----------
                                                                                    1,562,128     1,274,550      1,027,889
                                                                                   -----------   -----------    -----------

INCOME FROM CONTINUING OPERATIONS  BEFORE INCOME TAX                                  241,623       213,958        174,622
                                                                                   -----------   -----------    -----------
INCOME TAX EXPENSE
   Current.................................................................            75,335       118,421         12,180
   Deferred................................................................             8,894       (47,964)        49,298
                                                                                   -----------   -----------    -----------
                                                                                       84,229        70,457         61,478
                                                                                   -----------   -----------    -----------

Net income from continuing operations before cumulative effect of change in
accounting principle.......................................................           157,394       143,501        113,144
Income (loss) from discontinued operations, net of income tax .............                 0        (9,856)        16,299
Loss from sale of discontinued operations, net of income tax ..............                 0       (17,754)             0
                                                                                   -----------   -----------    -----------
Net income before cumulative effect of change in accounting principle......           157,394       115,891        129,443
Cumulative effect of change in accounting principle, net of income tax.....                 0        (8,341)             0
                                                                                   -----------   -----------    -----------
NET INCOME.................................................................        $  157,394    $  107,550     $  129,443
                                                                                   ===========   ===========    ===========

See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                                                                       DECEMBER 31
                                                                                             ---------------------------------
                                                                                                  2002             2001
ASSETS                                                                                            ----             ----
Investments:
    Fixed maturities, at market (amortized cost: 2002 - $11,212,765; 2001 - $9,719,057).       $11,655,465     $ 9,812,091
    Equity securities, at market (cost: 2002 - $51,095; 2001 - $62,051).................            48,799          60,493
    Mortgage loans on real estate.......................................................         2,518,151       2,512,844
    Investment real estate, net of accumulated depreciation (2002 - $1,099; 2001 - $1,452)          15,499          24,173
    Policy loans........................................................................           543,161         521,840
    Other long-term investments.........................................................           210,381         100,686
    Short-term investments..............................................................           447,155         228,396
                                                                                               ------------    ------------
        Total investments...............................................................        15,438,611      13,260,523
Cash....................................................................................            85,850         107,166
Accrued investment income...............................................................           180,950         158,841
Accounts and premiums receivable, net of allowance for uncollectible
    amounts (2002 - $2,825; 2001 - $3,025)..............................................            50,544          55,809
Reinsurance receivables.................................................................         2,382,223       2,173,987
Deferred policy acquisition costs.......................................................         1,683,224       1,532,683
Goodwill, net...........................................................................            35,143          35,992
Property and equipment, net.............................................................            38,878          46,337
Other assets............................................................................           259,627         219,355
Assets related to separate accounts:
    Variable Annuity....................................................................         1,513,824       1,910,651
    Variable Universal Life.............................................................           114,364          77,162
    Other...............................................................................             4,330           3,997
                                                                                               ------------    ------------
                                                                                               $21,787,568     $19,582,503
                                                                                               ============    ============
LIABILITIES
Policy liabilities and accruals:
     Future policy benefits and claims..................................................       $ 8,316,171     $ 6,974,685
     Unearned premiums..................................................................           781,008         901,653
                                                                                                -----------    ------------
     Total policy liabilities and accruals..............................................         9,097,179       7,876,338
Stable value contract deposits..........................................................         4,018,552       3,716,530
Annuity deposits........................................................................         3,744,000       3,248,218
Other policyholders' funds..............................................................           141,336         132,124
Other liabilities.......................................................................           620,731         410,621
Accrued income taxes....................................................................            36,859         125,835
Deferred income taxes...................................................................           206,845          72,403
Note payable............................................................................             2,264           2,291
Indebtedness to related parties.........................................................             2,000           6,000
Securities sold under repurchase agreements.............................................                 0         117,000
Liabilities related to separate accounts:
     Variable Annuity...................................................................         1,513,824       1,910,651
     Variable Universal Life............................................................           114,364          77,162
     Other..............................................................................             4,330           3,997
                                                                                               ------------    ------------
       Total liabilities................................................................        19,502,284      17,699,170
                                                                                               ============    ============
COMMITMENTS AND CONTINGENT LIABILITIES-- NOTE G
SHARE-OWNER'S EQUITY
Preferred Stock, $1.00 par value, shares
  authorized and issued:  2,000, liquidation preference $2,000..........................                 2               2
Common Stock, $1.00 par value, shares
   authorized and issued: 5,000,000.....................................................             5,000           5,000
Additional paid-in capital..............................................................           846,619         785,419
Note receivable from PLC Employee Stock Ownership Plan..................................            (3,838)         (4,499)
Retained earnings.......................................................................         1,201,587       1,044,243
Accumulated other comprehensive income
  Net unrealized gains (losses) on investments
  (net of income tax: 2002 - $128,145; 2001 - $28,629)..................................
  Accumulated gain (loss) - hedging (net of income tax:  2002 - $(1,114))...............           237,983          53,168
       Total share-owner's equity.......................................................            (2,069)
                                                                                               ------------    ------------
                                                                                                 2,285,284       1,883,333
                                                                                               ------------    ------------
                                                                                               $21,787,568     $19,582,503
                                                                                               ============    ============

See notes to consolidated financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY
(Dollars in thousands, except per share amounts)

                                                                                        NOTE                    NET        ACCUMU-                                                                                                  NOTE                 UNREALIZED
                                                                                     RECEIVABLE                GAINS        LATED      TOTAL
                                                                         ADDITIONAL     FROM                  (LOSSES)      GAIN       SHARE-
                                                     PREFERRED COMMON     PAID-IN       PLC       RETAINED       ON        (LOSS) -    OWNER'S
                                                       STOCK    STOCK     CAPITAL       ESOP      EARNINGS   INVESTMENTS   HEDGING     EQUITY
                                                  ------------------------------------------------------------------------------------------------

 Balance, December 31, 1999                              $2     $5,000    $570,419      $(5,148) $   812,302   $(146,080)      $0    $1,236,495
    Net income for 2000                                                                              129,443                            129,443
    Change in net unrealized gains/losses on
     investments (net of income tax - $45,887)                                                                    85,221                 85,221
    Reclassification adjustment for amounts
      included  in net income (net of
      income tax - $5,110)                                                                                         9,489                  9,489
                                                                                                                                     -----------
    Comprehensive income for 2000                                                                                                       224,153
                                                                                                                                     -----------
    Capital contribution                                                    81,000                                                       81,000
    Common dividend ($0.40 per share)                                                                 (2,000)                            (2,000)
    Decrease in note receivable from PLC ESOP                                               307                                             307
                                                   ---------------------------------------------------------------------------------------------
  Balance, December 31, 2000                              2      5,000     651,419       (4,841)     939,745     (51,370)       0     1,539,955
                                                                                                                                     -----------
    Net income for 2001                                                                              107,550                            107,550
    Change in net unrealized gains/losses on
      investments (net of income tax - $52,019)                                                                   96,607                 96,607
    Reclassification adjustment for amounts
      included in net income (net of income tax
      - $2,143)                                                                                                    3,980                  3,980
    Transition adjustment on derivative financial
      instruments (net of income tax - $2,127)                                                                     3,951                  3,951
                                                                                                                                     -----------
    Comprehensive income for 2001                                                                                                       212,088
                                                                                                                                     -----------
    Capital contribution                                                   134,000                                                      134,000
    Common dividend - transfer of subsidiary to PLC
      (See Note A)                                                                                    (2,052)                            (2,052)
    Preferred dividend ($500.00 per share)                                                            (1,000)                            (1,000)
    Decrease in note receivable from PLC ESOP                                               342                                             342
                                                  ----------------------------------------------------------------------------------------------
   Balance, December 31, 2001                             2      5,000     785,419       (4,499)   1,044,243      53,168        0     1,883,333
                                                                                                                                     -----------
    Net income for 2002                                                                              157,394                            157,394
    Change in net unrealized gains/losses on
      investments (net of income tax - $103,826)                                                                 192,819                192,819
    Reclassification adjustment for amounts
      included in net income (net of income tax -
      $(4,310))                                                                                                   (8,004)                (8,004)
    Change in accumulated gain (loss) - hedging
       (net of income tax - $(1,114))                                                                                      (2,069)       (2,069)
                                                                                                                                     -----------
    Comprehensive income for 2002                                                                                                       340,140
                                                                                                                                     -----------
    Capital contribution                                                    61,200                                                       61,200
    Preferred dividend ($25.00 per share)                                                                (50)                               (50)
    Decrease in note receivable from PLC ESOP                                               661                                             661
                                                  ----------------------------------------------------------------------------------------------
  Balance, December 31, 2002                             $2     $5,000    $846,619      $(3,838)  $1,201,587    $237,983  $(2,069)   $2,285,284
                                                  ==============================================================================================

See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                                                 December 31
                                                                                                 ----------------------------------------------
                                                                                                     2002            2001            2000
                                                                                                     ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..............................................................................      $  157,394    $     107,550    $    129,443
    Adjustments to reconcile net income to net cash provided by operating activities:
         Realized investment (gains) losses.................................................             645          7,841            14,599
         Amortization of deferred policy acquisition costs..................................         239,490        154,383           149,574
         Amortization of goodwill...........................................................               0          8,328             7,797
         Capitalization of deferred policy acquisition costs................................        (437,325)      (317,626)         (338,685)
         Loss from sale of discontinued operations..........................................               0         17,754                 0
         Depreciation expense...............................................................          10,409         11,651             9,581
         Deferred income taxes..............................................................           8,894        (40,970)           55,161
         Accrued income taxes...............................................................         (88,976)       139,016            13,715
         Interest credited to universal life and investment products........................         900,930        944,098           766,004
         Policy fees assessed on universal life and investment products.....................        (268,191)      (222,415)         (197,581)
         Change in accrued investment income and other receivables..........................        (303,497)      (238,097)         (158,107)
         Change in policy liabilities and other policyholder funds of traditional life and
         health products....................................................................         493,714        444,119           499,674
         Change in other liabilities........................................................          93,368        132,497           (21,592)
         Other (net)........................................................................          76,597          9,306           (35,103)
                                                                                                 ------------   ------------      ------------
Net cash provided by operating activities...................................................         883,452      1,157,435           894,480
                                                                                                 ------------   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Maturities and principal reduction of investments:
         Investments available for sale.....................................................      12,780,736      3,062,262        12,828,276
         Other..............................................................................         485,639        283,181           133,814
     Sale of investments:
         Investments available for sale.....................................................      22,862,420      8,943,123           810,716
         Other..............................................................................          15,798              0             5,222
     Cost of investments acquired:
         Investments available for sale.....................................................     (37,145,100)   (13,652,930)      (14,369,630)
         Corporate owned life insurance.....................................................               0       (100,000)                0
         Other..............................................................................        (475,733)      (378,520)         (463,909)
     Acquisitions and bulk reinsurance assumptions..........................................         130,515       (118,557)         (162,409)
     Purchase of property and equipment.....................................................          (8,982)       (10,099)           (5,084)
     Sale of discontinued operations, net of cash transferred...............................               0        216,031                 0
     Sale of property and equipment.........................................................              48             70                 0
                                                                                                -------------   ------------      ------------
Net cash used in investing activities.......................................................      (1,354,659)    (1,755,439)       (1,223,004)
                                                                                                -------------   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under line of credit arrangements and long-term debt........................       2,050,772      2,574,954         2,197,800
     Capital contribution from PLC..........................................................          60,785        134,000            81,000
     Principal payments on line of credit arrangements and long-term debt...................      (2,167,799)    (2,457,979)       (2,197,823)
     Principal payment on surplus note to PLC...............................................          (4,000)        (4,000)           (4,000)
     Dividends to share owner...............................................................             (50)        (1,000)           (2,000)
     Investment product deposits and change in universal life deposits......................       1,687,213      1,735,653         1,811,484
     Investment product withdrawals.........................................................      (1,177,030)    (1,315,179)       (1,553,282)
Net cash provided by financing activities...................................................         449,891        666,449           333,179
INCREASE (DECREASE) IN CASH.................................................................         (21,316)        68,445             4,655
CASH AT BEGINNING OF YEAR...................................................................         107,166         38,721            34,066
                                                                                                 ------------   ------------      ------------
CASH AT END OF YEAR.........................................................................     $    85,850    $   107,166       $    38,721
                                                                                                 ============   ============      ============

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

        ENTITIES INCLUDED

        The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Insurance Company and its wholly-owned subsidiaries. Protective is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company. The consolidated financial statements also include the accounts of special trusts or entities that do not have substantive residual equity holders which bear risks and rewards of ownership, formed to purchase funding agreements issued by Protective.

        On October 1, 2000, PLC transferred its ownership of twenty companies (that marketed prepaid dental products) to Protective. On May 1, 2001, PLC transferred its ownership of another five companies (that marketed prepaid dental products) to Protective. Protective has recorded these transactions on a pooling of interests basis whereby Protective’s financial statements reflect the consolidation of the contributed entities as if they had been wholly owned by Protective for all periods in which common control existed.

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

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. Protective adopted SFAS No. 142 in the first quarter of 2002. Protective has performed an impairment test and determined that its goodwill was not impaired at January 1, or October 31, 2002.

        The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if these pronouncements were adopted as of January 1, 2000:

                                                                               YEAR ENDED DECEMBER 31
                                                               ----------------------------------------------------
                                                                  2002                 2001                 2000
                                                                  ----                 ----                 ----
Adjusted net income:
   Income from continuing operations
       before cumulative effect of change in
       accounting principle                                     $157,394              $143,501            $113,144
   Add back amortization of goodwill, net of
       income tax                                                      0                 1,838               1,634
                                                                ---------             ---------           ---------
  Adjusted income from continuing
       operations before cumulative effect of
       change in accounting principle                           $157,394              $145,339            $114,778
   Income (loss) from discontinued operations,
       net of income tax                                               0               (9,856)              16,299
   Loss from sale of discontinued operations,
       net of income tax                                               0              (17,754)                   0
                                                                ---------             --------             --------
   Adjusted net income before cumulative
       effect of change in accounting principle                  157,394               117,729             131,077
   Cumulative effect of change in accounting
       principle, net of income tax                                    0                (8,341)                  0
                                                                ---------             ---------           ---------
   Adjusted net income                                          $157,394              $109,388            $131,077
                                                                =========             =========           =========

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that companies record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred. The Statement is effective for fiscal years beginning after June 15, 2002. Protective does not expect the adoption of SFAS No. 143 go have a material effect on Protective's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, expands the use of discontinued operations accounting to include more types of transactions and changes the timing of when discontinued operations accounting is applied. Protective adopted SFAS No. 144 on January 1, 2002, and the adoption did not have a material effect on Protective's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, which required companies to treat the extinguishment of debt as an extraordinary item. SFAS No. 145 requires companies to apply APB Opinion 30 when determining the accounting for the extinguishment of debt. The statement also rescinds and amends other statements to make various technical corrections and clarifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Protective does not accept the adoption of SFAS No. 145 to have a material effect on Protective's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to record a liability for a cost associated with an exit or disposal activity when the liability is incurred. The statement is effective for exit or disposal activities initiated after December 31, 2002. Protective does not expect the adoption of SFAS No. 146 to have a material effect on Protective's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to offer alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Protective adopted the fair value based method prescribed by SFAS No. 123 in 1995, therefore SFAS No. 148 will have no effect on Protective's financial position or results of operations.

        In November, 2002, the FASB issued FASB Interpretation No. (FIN) 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others." FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Protective does not expect FIN 45 to have a material effect on Protective's financial position or results of operations.

        In January, 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. Protective is currently assessing the impact that FIN 46 will have on its financial condition and results of operations. FIN 46 potentially will affect the accounting related to a lease arrangement currently accounted for as an operating lease that involves a special purpose vehicle (SPV). Although Protective does not expect the provisions of FIN 46 to have a material impact on its results of operations, had the provision been effective at December 31, 2002, Protective's reported assets and liabilities would have increased by approximately $75 million.

        In May 2002, the Derivatives Implementation group of the FASB exposed for comment issue No. B36, "Bifurcation of Embedded Credit Derivatives" (DIG B36). DIG B36 would require the bifurcation of potential embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements in which the terms require the future payment of a principal amount plus a return based on a specified proportion of the ceding company's return on either its general account assets or a specified block of those assets. The proposed effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after June 15, 2003 and would be applied on a prospective basis. Protective is currently evaluating the impact of this pronouncement on its financial statements but does not anticipate a material impact on its financial condition or results of operations.

        INVESTMENTS

        Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale."

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

        o Fixed maturities (bonds and redeemable preferred stocks)-- at current market value. Where market values are unavailable, Protective obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

        o Equity securities (common and nonredeemable preferred stocks)-- at current market value.

        o Mortgage loans-- at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

        o Investment real estate-- at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

        o Policy loans-- at unpaid balances.

        o Other long-term investments-- at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

        o Short-term investments-- at cost, which approximates current market value.

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

        As prescribed by generally accepted accounting principles, certain investments are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owner's equity. The market values of fixed maturities increase or decrease as interest rates fall or rise.

        Protective believes that an insurance company's balance sheet may be difficult to analyze without disclosing the effects of recording accumulated other comprehensive income (including unrealized gains and losses on investments). The carrying value of Protective's investments, deferred policy acquisition costs, deferred income taxes and share-owner's equity are all affected by recording unrealized gains and losses on investments, therefore these items are separately identified in the table below. The captions "all other assets" and "all other liabilities" represent the assets and liabilities unaffected by recording unrealized gains and losses on investments. Protective's balance sheets at December 31, adjusted for the effects of recording accumulated other comprehensive income (including unrealized gains and losses on investments), are as follows:

                                                                                 2002             2001
                                                                                 ----             ----
           Total investments.......................................          $14,982,469       $13,157,623
           Deferred policy acquisition costs.......................            1,776,421         1,553,786
           All other assets........................................            4,665,733         4,789,297
                                                                             -----------       -----------
                                                                             $21,424,623       $19,500,706
                                                                             ===========       ===========

           Deferred income taxes...................................          $    79,814       $    43,774
           All other liabilities...................................           19,295,439        17,626,767
                                                                             -----------       -----------
                                                                              19,375,253        17,670,541
           Share-owner's equity....................................            2,049,370         1,830,165
                                                                             -----------       -----------
                                                                             $21,424,623       $19,500,706
                                                                             ===========       ===========

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

        DERIVATIVE FINANCIAL INSTRUMENTS

        Protective utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, options and futures contracts are sometimes used as hedges against changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involved exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective uses interest rate swap contracts, caps, and floors to modify the interest characteristics of certain investments and liabilities. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

        All derivatives are recognized on the balance sheet (in “other long-term investments” or “other liabilities”) at their fair value (primarily estimates from independent pricing services). On the date the derivative contract is entered into, Protective designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a derivative either held for investment purposes or held as a natural hedging instrument designed to act as an economic hedge against the changes in value or cash flows of a hedged item (“other” derivative). Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as – and that is designated and qualified as – a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of other derivatives are recognized in current earnings and reported in “Realized Investment Gains (Losses) – Derivative Financial Instruments”in Protective’s consolidated statements of income.

        Protective formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Protective also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, Protective discontinues hedge accounting prospectively, as discussed below.

        Protective discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

        Fair-Value Hedges. Protective has designated, as a fair value hedge, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective excludes the embedded call option’s time value component from each derivative’s total gain or loss. In 2002 and 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $0 and $1.3 million, respectively. Both the measured ineffectiveness and the excluded time value component are reported in “Realized Investment Gains (Losses) - Derivative Financial Instruments” in Protective’s consolidated statements of income.

        Cash-Flow Hedges. Protective has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. During 2002, a pretax loss of $19.8 million representing the change in fair value of the hedged contracts and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in “Realized Investment Gains (Losses) – Derivative Financial Instruments” in Protective’s consolidated statements of income. For the year ended December 31, 2002, the amount of the hedge’s ineffectiveness reported as a loss was insignificant. Additionally, as of December 31, 2002, Protective reported a reduction to accumulated other comprehensive income of $2.1 million (net of income tax of $1.1 million) related to its derivative designated as a cash flow hedge. During 2003, Protective expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expenses, approximately $0.9 million.

        Other Derivatives. Protective uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments. In 2002 and 2001, Protective recognized total pre-tax losses of $3.0 million and $1.2 million, respectively, representing the change in fair value of these derivative instruments as well as realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective recognized a $70.8 million pre-tax gain in 2002 while recognizing a $74.9 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts. In 2001, Protective recognized an $8.2 million pre-tax loss on its foreign currency swaps while recognizing an $11.2 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net loss and net gain in 2002 and 2001, respectively, primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net loss and net gain is reflected in “Realized Investment Gains (Losses) - Derivative Financial Instruments” in Protective’s consolidated statements of income.

        Protective has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2002 and 2001, Protective recognized a $2.0 million and $12.2 million pre-tax gain, respectively, for the change in the asset swaps’ fair value and recognized a $7.8 million and $16.9 million pre-tax loss, respectively, to separately record the embedded equity options at fair value.

        At December 31, 2002 and 2001, contracts with a notional amount of $6.0 billion were in an $83.9 million net gain position. At December 31, 2001, contracts with a notional amount of $4.5 billion were in a $3.5 million net loss position.

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

        DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 3.0% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. Protective amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $542.5 million and $523.4 million at December 31, 2002 and 2001, respectively. During 2002, $62.5 million of present value of future profits was capitalized (relating to acquisitions and adjustments made during the year), a $2.1 million reduction came from the sale of a small subsidiary, and $41.3 was amortized. During 2001, $221.9 million of present value of future profits was capitalized and $42.1 million was amortized.

        The expected amortization of the present value of future profits for the next five years is as follows:

                                      YEAR                      EXPECTED AMORTIZATION
                                  ------------------------------------------------------
                                      2003                              $33,600
                                      2004                               32,400
                                      2005                               30,500
                                      2006                               29,100
                                      2007                               28,100

        GOODWILL

        The goodwill balance at December 31, 2002 and 2001, was $35.1 million and $36.0 million, respectively. The decrease of $0.9 million in 2002 relates to the sale of a small subsidiary in the first quarter. At October 31, 2002, Protective evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

        PROPERTY AND EQUIPMENT

        Property and equipment are reported at cost. Protective primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets. Protective’s Home Office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

        Property and equipment consisted of the following at December 31:

                                                                                2002             2001
                                                                         ----------------------------------
           Home office building....................................         $  45,297         $  42,980
           Other, principally furniture and equipment..............            67,059            67,128
                                                                            ---------         ---------
                                                                              112,356           110,108
           Accumulated depreciation................................            73,478            63,771
                                                                            ---------         ---------
                                                                            $  38,878         $  46,337
                                                                            =========         =========

        SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which Protective does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

        STABLE VALUE CONTRACTS ACCOUNT BALANCES

        Protective markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. GICs and funding agreements are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value contract account balances include GICs and funding agreements issued by Protective as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by Protective. At December 31, 2002 and 2001 Protective had $2.2 billion and $1.7 billion of stable value contract account balances marketed through structured programs. Most GICs and funding agreements written by Protective have maturities of three to five years. At December 31, 2002, maturities of stable value contracts were $1.1 billion in 2003, $1.6 billion in 2004-2005, $1.3 billion in 2006-2007, and $59.2 million after 2007.

        REVENUES AND BENEFITS EXPENSE

• Traditional Life, Health, and Credit Insurance Products — Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

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

        Activity in the liability for unpaid claims is summarized as follows:

                                                                                 2002          2001           2000
                                                                               --------------------------------------
       Balance beginning of year......................................         $100,023      $109,973       $120,575
               Less reinsurance.......................................           33,723        25,830         47,661
                                                                               ---------     ---------      ---------
           Net balance beginning of year..............................           66,300        84,143         72,914
                                                                               ---------     ---------      ---------
           Incurred related to:
           Current year...............................................          258,612       383,371        311,633
           Prior year.................................................             (338)       (1,080)        (4,489)
                                                                               ---------     ---------      ---------
               Total incurred.........................................          258,274       382,291        307,144
                                                                               ---------     ---------      ---------

           Paid related to:
           Current year...............................................          243,206       312,748        241,566
           Prior year.................................................           22,528        81,220         60,972
                                                                               ---------     ---------      ---------
               Total paid.............................................          265,734       393,968        302,538
                                                                               ---------     ---------      ---------

           Other changes:
               Acquisitions and
                  reserve transfers...................................            2,609        (6,166)         6,623
                                                                               ---------     ---------      ---------

           Net balance end of year....................................           61,449        66,300         84,143
               Plus reinsurance.......................................           54,765        33,723         25,830
                                                                               ---------     ---------      ---------
       Balance end of year............................................         $116,214      $100,023       $109,973
                                                                               =========     =========      =========

        • Universal Life and Investment Products — Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest credit rates for universal life and investment products ranged from 3.0% to 9.4% in 2002.

        Protective’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

        INCOME TAXES

        Protective uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis of assets and liabilities determined for financial reporting purposes and the basis for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

        DISCONTINUED OPERATIONS

        On December 31, 2001, Protective completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division) and discontinued other remaining Dental Division related operations, primarily other health insurance lines.

        The operating results and charges related to the sale of the Dental Division and discontinuance of other related operations at December 31 are as follows:

                                                               2002                  2001                   2000
                                                               ----                  ----                   ----
Total revenues.......................................        $15,809               $350,988               $368,319
                                                             -------               ---------              ---------
Income (loss) before
      income taxes from
      discontinued operations........................        $     0               $(12,749)             $  26,988
Income tax (expense)
      benefit........................................              0                  2,893                (10,689)
                                                             -------               ---------             ----------
Income (loss) from
      discontinued operations........................        $     0               $ (9,856)             $  16,299
                                                             -------               ---------             ----------
Gain from sale of
      discontinued operations
      before income tax..............................                              $ 27,221
Income tax expense
      related to sale................................                               (44,975)
                                                             -------               ---------             ----------
Loss from sale of
      discontinued operations........................                              $(17,754)
                                                             -------               ---------             ----------

        Assets and liabilities related to the discontinued lines of business of approximately $5.1 million and $6.7 million, respectively, remain at December 31, 2002.

        SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the years ended December 31:
                                                                                                         DECEMBER 31
                                                                                         ----------------------------------------------
                                                                                              2002            2001              2000
                                                                                              ----            ----              ----
Cash paid during the year:
         Interest on debt                                                                  $     987     $     1,390          $  3,310
         Income taxes                                                                        125,039          27,395            25,638
                                                                                           ----------    ------------         ---------
     Noncash investing and financing activities
     Reduction of principal on note from ESOP                                                    661             342               307
     Acquisitions, related reinsurance transactions and subsidiary transfer
         Assets acquired                                                                     358,897       2,549,484           533,866
         Liabilities assumed                                                                (489,412)     (2,430,927)         (371,457)
                                                                                           ----------    ------------         ---------
         Net                                                                               $(130,515)    $   118,557          $ 162,409
                                                                                           ==========    ============         =========

        RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owners’ equity.

Note B-- RECONCILIATION WITH STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to share-owners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost. The National Association of Insurance Commissioners (NAIC) has adopted the Codification of Statutory Accounting Principles (Codification). Codification changed statutory accounting rules in several areas and was effective January 1, 2001. The adoption of Codification did not have a material effect on Protective’s statutory capital.

        The reconciliations of net income and share-owners’ equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                                NET INCOME                             SHARE-OWNER'S EQUITY
                                                 -----------------------------------------    ---------------------------------------
                                                       2002          2001          2000            2002         2001          2000
                                                       ----          ----          ----            ----         ----          ----

In conformity with statutory reporting
  practices:(1)..............................        $ 67,242       $163,181    $ 66,694        $  852,645  $  775,138    $  628,274
  Additions (deductions) by adjustment:
      Deferred policy acquisition costs, net of
        amortization.........................         197,835        163,243     157,617         1,683,224   1,532,683     1,189,380
      Deferred income tax....................          (8,894)        47,964     (52,580)         (206,844)    (74,083)      (72,065)
      Asset Valuation Reserve................                                                      189,828     108,062       103,853
      Interest Maintenance Reserve...........          (3,344)       (10,444)     (3,540)           24,015      16,959         9,715
      Nonadmitted items......................                                                      272,137     139,500        97,447
      Other timing and valuation adjustments.         (63,189)       (32,564)    (38,349)         (357,244)   (334,198)     (195,445)
      Discontinued operations................                       (193,688)
      Noninsurance affiliates................          15,920         19,022      21,276
      Consolidation elimination..............         (48,176)       (49,164)    (21,675)         (172,477)   (280,728)     (221,204)
                                                     ---------      ---------   ---------       -----------  ----------   -----------
In conformity with generally accepted
   accounting principles......................       $157,394       $107,550    $129,443        $2,285,284  $1,883,333    $1,539,955
                                                     =========      =========   =========       =========== ===========   ===========

-----------
 (1) Consolidated

        As of December 31, 2002, Protective had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $81.4 million.

Note C - INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                                                          2002          2001         2000
                                                                       --------------------------------------
           Fixed maturities....................................       $  673,393     $ 609,578     $ 529,990
           Equity securities...................................            3,500         2,247         2,532
           Mortgage loans......................................          218,165       208,830       177,917
           Investment real estate..............................              881         2,094         2,027
           Policy loans........................................           37,463        31,763        14,977
           Other...............................................          103,826        36,695        12,532
                                                                      ----------     ---------     ---------
                                                                       1,037,228       891,207       739,975
           Investment expenses.................................           57,169        52,104        47,894
                                                                      ----------     ---------     ---------
                                                                      $  980,059     $ 839,103     $ 692,081
                                                                      ==========     =========     =========

        Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

                                                                         2002          2001          2000
                                                                       -------------------------------------
          Fixed maturities....................................         $ 12,606      $ (4,693)    $ (14,787)
          Equity securities...................................               65         2,462         1,685
          Mortgage loans and other investments................             (357)       (3,892)       (3,654)
                                                                       ---------     ---------    ----------
                                                                       $ 12,314      $ (6,123)    $ (16,756)
                                                                       =========     =========    ==========

        In 2002, gross gains on the sale of investments available for sale (fixed maturities, equity securities, and short-term investments) were $73.0 million, and gross losses were $60.3 million. In 2001, gross gains were $27.5 million, and gross losses were $29.7 million. In 2000, gross gains were $8.7 million, and gross losses were $28.4 million.

        Each quarter Protective reviews investments with material unrealized losses and tests for other-than-temporary impairments. Protective analyzes various factors to determine if any specific other than temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2002 and 2001, respectively, Protective recorded other than temporary impairments in its investments of $17.8 million and $12.6 million. Protective did not record any other-than-temporary impairments in its investments in 2000.

        Realized investment gains (losses) for derivative financial instruments for the years ended December 31 are summarized as follows:

                                          2002         2001         2000
---------------------------------------------------------------------------
Derivative financial  instruments      $(12,959)     $(1,718)      $2,157
----------------------------------------------------------------------------

        The amortized cost and estimated market values of Protective’s investments classified as available for sale at December 31 are as follows:

                                                                       GROSS        GROSS        ESTIMATED
                                                      AMORTIZED      UNREALIZED   UNREALIZED       MARKET
                                                        COST           GAINS        LOSSES         VALUES
                                                     -------------------------------------------------------
2002
----
Fixed maturities:
   Bonds:
        Mortgage-backed securities...........        $4,168,026      $199,316       $28,311      $4,339,031
        United States Government and
          authorities........................            90,647         5,752             0          96,399
        States, municipalities, and
          political subdivision..............            27,005         2,349             0          29,354
        Public utilities.....................         1,153,710        61,831        42,139       1,173,402
        Convertibles and bonds with
          warrants...........................           115,728         2,656         5,872         112,512
        All other corporate bonds............         5,655,949       348,809       101,818       5,902,940
   Redeemable preferred stocks...............             1,700           127             0           1,827
                                                    -----------      --------      --------     -----------
                                                     11,212,765       620,840       178,140      11,655,465
Equity securities............................            51,095         2,409         4,705          48,799
Short-term investments.......................           447,155             0             0         447,155
                                                    -----------      --------      --------     -----------
                                                    $11,711,015      $623,249      $182,845     $12,151,419
                                                    ===========      ========      ========     ===========

                                                                     GROSS           GROSS        ESTIMATED
                                                    AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                      COST           GAINS          LOSSES          VALUES
                                                   ----------------------------------------------------------
2001
----
Fixed maturities:
   Bonds:
        Mortgage-backed securities...........      $ 3,709,118     $  84,965      $   33,759     $ 3,760,324
        United States Government and
          authorities........................           98,967         4,088               0         103,055
        States, municipalities, and
          political subdivision..............           94,022         4,009               0          98,031
        Public utilities.....................          807,773        19,763           4,860         822,676
        Convertibles and bonds with
          warrants...........................           96,951         7,423           6,184          98,190
        All other corporate bonds............        4,910,614       117,092          99,500       4,928,206
   Redeemable preferred stocks...............            1,612             0               3           1,609
                                                   -----------      --------        --------     -----------
                                                     9,719,057       237,340         144,306       9,812,091
Equity securities............................           62,051         3,565           5,123          60,493
Short-term investments.......................          228,396             0               0         228,396
                                                   -----------      --------        --------     -----------
                                                   $10,009,504      $240,905        $149,429     $10,100,980
                                                   ===========      ========        ========     ===========

        The amortized cost and estimated market values of fixed maturities at December 31, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                         ESTIMATED              ESTIMATED
                                                         AMORTIZED               MARKET
                                                           COST                  VALUES
                                                       -------------          ------------
2002
----
Due in one year or less..........................      $   844,795            $   845,577
Due after one year through five years............        2,678,879              2,742,360
Due after five years through ten years...........        2,601,183              2,765,927
Due after ten years                                      5,087,908              5,301,601
                                                       -----------            -----------
                                                       $11,212,765            $11,655,465
                                                       ===========            ===========

        At December 31, 2002 and 2001, Protective had bonds which were rated less than investment grade of $860.6 million and $421.3 million, respectively, having an amortized cost of $960.8 million and $499.9 million, respectively. At December 31, 2002, approximately $70.9 million of the bonds rated less than investment grade were securities issued in company-sponsored commercial mortgage loan securitizations. Approximately $1,968.1 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                                                2002         2001             2000
                                                                ----         ----             ----
Fixed maturities........................................      $227,283    $108,307          $109,625
Equity securities.......................................          (480)        715              (820)

        At December 31, 2002, all of Protective’s mortgage loans were commercial loans of which 76% were retail, 8% were apartments, 7% were office buildings, and 7% were warehouses, and 2% were other. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant’s leased space represents more than 3.1% of mortgage loans. Approximately 75% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, North Carolina, South Carolina, Alabama, Florida, Virginia, California, Mississippi, Pennsylvania, Washington, and Ohio.

        Many of the mortgage loans have call provisions after 3 to 10 years. Assuming the loans are called at their next call dates, approximately $86.7 million would become due in 2003, $399.6 million in 2004 to 2007, and $355.0 million in 2008 to 2012, and $27.2 million thereafter.

        At December 31, 2002, the average mortgage loan was approximately $2.1 million, and the weighted average interest rate was 7.5%. The largest single mortgage loan was $24.8 million.

        For several years Protective has offered a type of commercial mortgage loan under which Protective will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2002 and 2001, approximately $475.5 million and $548.4 million respectively, of Protective’s mortgage loans have this participation feature.

        At December 31, 2002 and 2001, Protective’s problem mortgage loans (over ninety days past due) and foreclosed properties totaled $20.6 million and $29.6 million, respectively. Since Protective’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective’s evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

        At December 31, 2002 and 2001, Protective had investments related to retained beneficial interests of mortgage loan securitizations of $295.7 million and $286.4 million, respectively.

        Certain investments with a carrying value of $87.6 million were non-income producing for the twelve months ended December 31, 2002.

        Policy loan interest rates generally range from 4.5% to 8.0%.

        On December 31, 2001, Protective Life Insurance Company had $117.0 million of securities sold under repurchase agreements with an interest rate of 2.0%. The agreement-to-repurchase liability is recorded as securities sold under repurchase agreements.

Note D - FEDERAL INCOME TAXES

        Protective’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

                                                                                    2002        2001        2000
                                                                                   -------------------------------

Statutory federal income tax rate applied to pretax income..................        35.0%       35.0%       35.0%
Dividends received deduction and tax-exempt interest........................        (2.3)       (1.7)       (0.6)
Low-income housing credit...................................................        (0.5)       (0.5)       (0.4)
Other.......................................................................         2.1        (0.1)        0.0
State income taxes..........................................................         0.6         0.2         1.2
                                                                                    -----       -----       -----
Effective income tax rate...................................................        34.9%       32.9%       35.2%
                                                                                    =====       =====       =====

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                                                     2002        2001     2000
                                                                                   ------------------------------
Deferred policy acquisition costs...........................................       $ 51,998   $ 81,015   $41,533
Benefits and other policy liability changes.................................        (22,359)  (127,189)   10,969
Temporary differences of investment income..................................        (28,637)     7,145    (3,333)
Other items.................................................................          7,892     (8,935)      129
                                                                                   ---------  ---------  --------
                                                                                   $  8,894   $(47,964)  $49,298
                                                                                   =========  =========  ========

        The components of Protective's net deferred income tax liability as of December 31 were as follows:

                                                                                      2002       2001
                                                                                   ----------------------
      Deferred income tax assets:
      Policy and policyholder liability reserves............................        $320,081   $334,876
      Other.................................................................           3,001     10,893
                                                                                    --------   --------
                                                                                     323,082    345,769
                                                                                    ========   ========
      Deferred income tax liabilities:
      Deferred policy acquisition costs.....................................         431,069    379,072
      Unrealized gains (losses) on investments..............................          98,857     39,100
                                                                                    --------   --------
                                                                                     529,926    418,172
                                                                                    --------   --------
      Net deferred income tax liability                                             $206,844   $ 72,403
                                                                                    ========   ========

        Under pre-1984 life insurance company income tax laws, a portion of Protective’s gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders’ Surplus. The aggregate accumulation in this account at December 31, 2002 was approximately $70.5 million. Should the accumulation in the Policyholders’ Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $1.1 billion, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders’ Surplus. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

        Protective’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E - DEBT

        Under revolving line of credit arrangements with several banks, PLC can borrow up to $200 million on an unsecured basis. No compensating balances are required to maintain the line of credit. These lines of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC’s subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 40% of its total capital. At December 31, 2002, PLC had $30.0 million of borrowings outstanding under these credit arrangements at an interest rate of 1.92%.

        Protective has a mortgage note on investment real estate amounting to approximately $2.3 million that matures in 2003.

        Included in indebtedness to related parties is a surplus debenture issued by Protective to PLC. At December 31, 2002, the balance of the surplus debenture was $2 million. The debenture matures in 2003 and has an interest rate of 8.5%.

        Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Interest expense on debt totaled $1.4 million, $1.8 million, and $3.8 million in 2002, 2001, and 2000, respectively.

Note F - RECENT ACQUISITIONS

        In January 2001, Protective coinsured a block of individual life policies from Standard Insurance Company.

        In October 2001, Protective completed the acquisition of the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., a subsidiary of Irish Life & Permanent plc of Dublin, Ireland. The purchase price was approximately $250 million. The assets acquired included $166.1 million of present value of future profits.

        In June 2002, Protective coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company.

        These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their respective effective dates.

        Summarized below are the consolidated results of operations for 2002 and 2001, on an unaudited pro forma basis, as if the Inter-State, First Variable, and Conseco transactions had occurred as of January 1, 2001. The pro forma information is based on Protective’s consolidated results of operations for 2002 and 2001, and on data provided by the acquired companies, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

  (UNAUDITED)                           2002                     2001
--------------------------------------------------------------------------
Total revenues                      $1,844,221                $1,649,798
Net income                             160,020                   121,577

Note G - COMMITMENTS AND CONTINGENT LIABILITIES

        Protective leases administrative and marketing office space in approximately 60 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $10.8 million.

        In February 2000, Protective entered into an arrangement related to the construction of a building contiguous to its existing home office complex. In connection with the arrangement Protective established a special purpose vehicle (SPV) that owns the building and leases it to Protective. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. The SPV is funded and its equity is held by outside investors, and as a result, neither the debt nor the building owned by the SPV are included in Protective’s consolidated financial statements. Lease payments commence upon completion, which occurred January 31, 2003, and is based on then current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, Protective may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.6 million. Were Protective not to purchase the building, a payment of approximately $66.8 million would be due at the end of the lease term.

        Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective, like other financial service companies, in the ordinary course of business, is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted Protective believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective.

Note H - SHARE-OWNER'S EQUITY AND RESTRICTIONS

        At December 31, 2002, approximately $1,384.0 million of consolidated share-owner’s equity, excluding net unrealized gains on investments, represented net assets of Protective and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, Protective and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2003 is estimated to be $93.1 million.

Note I - PREFERRED STOCK

        PLC owns all of the 2,000 shares of preferred stock issued by Protective’s subsidiary, Protective Life and Annuity Insurance Company (PL&A). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2002, PL&A paid a $50.0 thousand preferred dividend to PLC. PL&A paid a $1.0 million preferred dividend to PLC in 2001, and paid no preferred dividend during 2000.

Note J - RELATED PARTY MATTERS

        On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan (ESOP). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC’s common stock held by it in exchange for a note. The outstanding balance of the note, $3.8 million at December 31, 2002, is accounted for as a reduction to share-owner’s equity. The stock will be used to match employee contributions to PLC’s existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP’s note to Protective.

        Protective leases furnished office space and computers to affiliates. Lease revenues were $3.5 million in 2002, $4.0 million in 2001, and $4.0 million in 2000. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $88.0 million, $82.6 million, and $76.7 million in 2002, 2001, and 2000, respectively. Commissions paid to affiliated marketing organizations of $8.2, $10.0 million, and $12.0 million in 2002, 2001, and 2000, respectively, were included in deferred policy acquisition costs.

        Certain corporations with which PLC’s directors were affiliated paid Protective premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $16.0 million, $19.6 million and $50.9 million in 2002, 2001, and 2000, respectively. Protective and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $1.6 million, $5.9 million and $28.2 million in 2002, 2001, and 2000, respectively.

        For a discussion of indebtedness to related parties, see Note E.

Note K - OPERATING SEGMENTS

        Protective operates business segments, each having a strategic focus which can be grouped into three general categories: life insurance, retirement savings and investment products, and specialty insurance products. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each division follows.

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

Retirement Savings and Investment Products

        The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

Specialty Insurance Products

        The Asset Protection segment markets credit life and disability insurance products through banks, consumer finance companies, and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other

        Protective has an additional business segment herein referred to as the Corporate and Other segment. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earning from several lines of business which Protective is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several subsidiaries.

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

                                                                                   LIFE INSURANCE
                                                                       -----------------------------------
                                                                              LIFE
OPERATING SEGMENT INCOME                                                   MARKETING       ACQUISITIONS
----------------------------------------------------------------------------------------------------------
2002
Gross premiums and policy fees                                            $   642,852       $   315,347
Reinsurance ceded                                                            (422,668)          (76,333)
----------------------------------------------------------------------------------------------------------
Net premium and policy fees                                                   220,184           239,014
Net investment income                                                         208,451           252,147
Realized investment gains (losses)                                                  -                 -
Other income                                                                    1,344             1,826
----------------------------------------------------------------------------------------------------------
Total revenues                                                                429,979           492,987
----------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                              228,225           315,929
Amortization of deferred policy acquisition costs                             117,836            35,245
Other operating expenses                                                      (41,501)           45,395
----------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                   304,560           396,569
----------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                           125,419            96,418
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
Income tax expense
Discontinued operations, net of income tax
Change in accounting principle, net of income tax
----------------------------------------------------------------------------------------------------------
Net income
----------------------------------------------------------------------------------------------------------
Operating Segment Assets
2002
Investments and other assets                                               $4,193,732        $4,574,470
Deferred policy acquisition costs                                             973,631           438,092
Goodwill                                                                         -                 -
----------------------------------------------------------------------------------------------------------
Total assets                                                               $5,167,363        $5,012,562
----------------------------------------------------------------------------------------------------------
2001
Investments and other assets                                                3,431,441        $4,091,672
Deferred policy acquisition costs                                             829,021           418,268
Goodwill                                                                         -                 -
----------------------------------------------------------------------------------------------------------
Total assets                                                               $4,260,462        $4,509,940
----------------------------------------------------------------------------------------------------------
      (1)Adjustments to net income represent the inclusion of unallocated  realized  investment  gains (losses),  the recognition of income tax  expense,  income  from  discontinued  operations,  and  cumulative  effect  of  change  in  accounting  principle.  Asset adjustments represent the inclusion of assets related to discontinued operations.

                                     SPECIALTY
     RETIREMENT SAVINGS AND          INSURANCE
       INVESTMENT PRODUCTS            PRODUCTS
----------------------------------------------------------------------------------------------------------
  STABLE VALUE                         ASSET             CORPORATE                            TOTAL
    CONTRACTS       ANNUITIES        PROTECTION          AND OTHER       ADJUSTMENTS (1)   CONSOLIDATED
----------------------------------------------------------------------------------------------------------

         -          $   25,826      $  490,452         $  55,357                 -          $1,529,834
         -                -           (228,719)          (19,260)                -            (746,980)
----------------------------------------------------------------------------------------------------------
         -              25,826         261,733            36,097                 -             782,854
     $246,098          220,433          43,789             9,141                 -             980,059
       (7,061)           2,277            -                 -                  $4,139             (645)
         -               3,229          33,670             1,414                 -              41,483
----------------------------------------------------------------------------------------------------------
      239,037          251,765         339,192            46,652                 -           1,803,751
----------------------------------------------------------------------------------------------------------
      196,576          186,107         200,958            34,436                 -           1,162,231
        2,304           24,669          57,957             1,479                 -             239,490
        4,946           26,037          95,469            30,061                 -             160,407
----------------------------------------------------------------------------------------------------------
      203,826          236,813         354,384            65,976                 -           1,562,128
----------------------------------------------------------------------------------------------------------
       35,211           14,952         (15,192)          (19,324)               4,139          241,623
                                                                               84,229           84,229
                                                                                 -                -
                                                                                 -                -
----------------------------------------------------------------------------------------------------------
                                                                                              $157,394
----------------------------------------------------------------------------------------------------------

         -          $   28,145      $  524,281         $  51,072                 -         $ 1,389,819
         -                -           (274,220)          (14,038)                -            (771,151)
----------------------------------------------------------------------------------------------------------
         -              28,145         250,061            37,034                 -             618,668
     $261,079          167,809          48,617            (4,803)                -             839,103
        7,218            1,139            -                 -                $(16,198)          (7,841)
         -               3,441          31,907             1,751                 -              38,578
----------------------------------------------------------------------------------------------------------
      268,297          200,534         330,585            33,982              (16,198)       1,488,508
----------------------------------------------------------------------------------------------------------
      222,306          137,204         154,893            28,806                 -             972,624
        1,662           24,021          60,508             1,795                 -             149,885
        3,961           24,073          79,453            25,827                 -             152,041
----------------------------------------------------------------------------------------------------------
      227,929          185,298         294,854            56,428                 -           1,274,550
----------------------------------------------------------------------------------------------------------
       40,368           15,236          35,731           (22,446)             (16,198)         213,958
                                                                               70,457           70,457
                                                                              (27,610)         (27,610)
                                                                               (8,341)          (8,341)
----------------------------------------------------------------------------------------------------------
                                                                                          $    107,550
----------------------------------------------------------------------------------------------------------

         -          $   30,127      $  479,397         $  44,600                 -         $ 1,175,943
         -                -           (258,931)           (8,168)                -            (686,108)
----------------------------------------------------------------------------------------------------------
         -              30,127         220,466            36,432                 -             489,835
  $   243,133          132,204          46,464             1,023                 -             692,081
       (6,556)             410            -                 -             $    (8,453)         (14,599)
         -               2,809          28,352             5,416                 -              35,194
----------------------------------------------------------------------------------------------------------
      236,577          165,550         295,282            42,871               (8,453)       1,202,511
----------------------------------------------------------------------------------------------------------
      207,143          109,607         135,494            33,953                 -             760,778
          900           24,156          52,646             2,141                 -             145,694
        3,882           18,203          72,316            26,194                 -             121,417
----------------------------------------------------------------------------------------------------------
      211,925          151,966         260,456            62,288                 -           1,027,889
----------------------------------------------------------------------------------------------------------
       24,652           13,584          34,826           (19,417)              (8,453)         174,622
                                                                               61,478           61,478
                                                                               16,299           16,299
                                                                                 -                -
----------------------------------------------------------------------------------------------------------
                                                                                          $    129,443
----------------------------------------------------------------------------------------------------------

   $3,930,669       $4,821,398      $1,069,341        $1,355,762             $123,829     $ 20,069,201
        4,908           93,140         165,751             7,702                 -           1,683,224
         -                -             34,795               348                 -              35,143
----------------------------------------------------------------------------------------------------------
   $3,935,577       $4,914,538      $1,269,887        $1,363,812             $123,829     $ 21,787,568
----------------------------------------------------------------------------------------------------------
   $3,872,637       $4,501,667      $1,050,546          $955,984             $109,881     $ 18,013,828
        6,374          128,488         142,230             8,302                 -           1,532,683
         -                -             35,644               348                 -              35,992
----------------------------------------------------------------------------------------------------------
   $3,879,011       $4,630,155      $1,228,420          $964,634             $109,881     $ 19,582,503
----------------------------------------------------------------------------------------------------------

Note L - EMPLOYEE BENEFIT PLANS

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

        The actuarial present value of benefit obligations and the funded status of the plan taken as a whole at December 31 are as follows:

                                                                                          2002          2001
                                                                                       -----------------------
      Projected benefit obligation, beginning of the year.....................         $ 50,869       $45,538
      Service cost - benefits earned during the year..........................            3,724         3,739
      Interest cost - on projected benefit obligation.........................            4,111         3,531
      Actuarial gain (loss)...................................................            6,353          (357)
      Plan amendment..........................................................                          1,162
      Divestiture.............................................................                         (2,165)
      Benefits paid...........................................................           (2,878)         (579)
                                                                                       ---------      --------
      Projected benefit obligation, end of the year...........................           62,179        50,869
                                                                                       ---------      --------
      Fair value of plan assets beginning of the year.........................           44,024        40,822
      Actual return on plan assets............................................           (7,845)       (1,440)
      Employer contribution...................................................           16,149         5,221
      Benefits paid...........................................................           (2,878)         (579)
                                                                                       ---------      --------
      Fair value of plan assets end of the year...............................           49,450        44,024
                                                                                       ---------      --------
      Plan assets less than the projected benefit obligation..................          (12,729)       (6,845)
      Unrecognized net actuarial loss from past experience different from that
      assumed.................................................................           28,252        10,213
      Unrecognized prior service cost.........................................            1,886         2,026
                                                                                       ---------      --------
      Net pension asset recognized in balance sheet...........................         $ 17,409       $ 5,394
                                                                                       =========      ========

        Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

                                                                                      2002       2001      2000
                                                                                    ------------------------------
      Service cost............................................................       $3,723    $ 3,739   $ 3,338
      Interest cost...........................................................        4,111      3,531     3,195
      Expected return on plan assets..........................................       (4,265)    (3,669)   (3,049)
      Amortization of prior service cost......................................          263        176       176
      Amortization of transition asset........................................                               (17)
      Amortization of losses..................................................          302        141
      Recognized net actuarial loss...........................................
      Cost of divestiture.....................................................                     186
                                                                                     -------   --------  --------
      Net pension cost........................................................       $4,134    $ 4,104   $ 3,643
                                                                                     =======   ========  ========

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                                                       2002         2001         2000
                                                                                      --------------------------------
      Weighted average discount rate..........................................         6.75%        7.25%        7.50%
      Rates of increase in compensation level.................................         4.50         5.00         5.25
      Expected long-term rate of return on assets.............................         8.50         8.50         8.50

        At December 31, 2002 approximately $7.7 million of the assets of the pension plan were in a group annuity contract with Protective and therefore are included in the general assets of Protective. Approximately $41.7 million of the assets of the pension plan are invested in a collective trust managed by Northern Trust Corporation.

        Prior to July 1999, upon retirement, the amount of pension plan assets vested in the retiree were used to purchase a single premium annuity from Protective in the retiree’s name. Therefore, amounts presented above as plan assets exclude assets relating to such retirees. Beginning July 1999, retiree obligations are being fulfilled from pension plan assets.

        PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2002 and 2001, the projected benefit obligation of this plan totaled $17.1 million and $15.9 million, respectively, of which $14.5 million and $13.8 million, respectively, have been recognized in PLC’s financial statements.

        Net pension costs of the excess benefits plan includes the following components for the years ended December 31:

                                                                                        2002       2001         2000
                                                                                     ---------------------------------
      Service cost............................................................        $  455     $   686       $  736
      Interest cost...........................................................         1,178       1,121        1,067
      Amortization of prior service cost......................................            16          19           19
      Amortization of transition asset........................................                        37           37
      Recognized net actuarial loss...........................................            71         233          194
      Cost of divestiture and special termination benefits....................                     1,807
                                                                                      ------      ------       ------
      Net pension cost........................................................        $1,720      $3,903       $2,053
                                                                                      ======      ======       ======

        In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. The postretirement benefit is provided by an unfunded plan. At December 31, 2002 and 2001, the liability for such benefits was approximately $1.2 million. The expense recorded by PLC was $0.1 million in 2002, 2001 and 2000. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees are provided through the purchase of life insurance policies upon retirement from $10,000 up to a maximum of $75,000. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        PLC sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. PLC established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to PLC’s 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to Protective less dividends on shares held by the ESOP. At December 31, 2002, PLC had committed approximately 134,293 shares to be released to fund employee benefits. The expense recorded by PLC for these employee benefits was less than $0.1 million in 2002, 2001, and 2000.

        PLC sponsors a deferred compensation plan for certain directors, officers, agents, and others. Compensation deferred is credited to the participants in cash, PLC Common Stock, or as a combination thereof.

        Protective’s share of net costs related to employee benefit plans was approximately $3.4 million, $5.4 million, and $4.1 million, in 2002, 2001, and 2000, respectively.

Note M - STOCK BASED COMPENSATION

        Certain Protective employees participate in PLC’s stock-based incentive plans and receive stock appreciation rights (SARs) from PLC.

        Since 1973, Protective has had stock-based incentive plans to motivate management to focus on PLC’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 1998, up to 5,000,000 shares may be issued in payment of awards.

        The criteria for payment of performance awards is based primarily upon a comparison of PLC’s average return on average equity and total rate of return over a four-year award period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, of a change in control of PLC) to that of a comparison group of publicly held life and multiline insurance companies. If PLC’s results are below the median of the comparison group, no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC Common Stock.

        Performance shares and performance-based stock appreciation rights (P-SARs) awarded in 2000, 2001, and 2002, and the estimated fair value of the awards at grant date are as follows:

         YEAR                    PERFORMANCE                                                   ESTIMATED
        AWARDED                    SHARES                      P-SARS                          FAIR VALUE
      ------------------------------------------------------------------------------------------------------
         2002                      192,360                                                       $5,700
         2001                      153,490                       40,000                           4,900
         2000                        3,330                      513,618                           3,700

        A performance share is equivalent in value to one share of PLC Common Stock. Each P-SAR will convert to the equivalent of one stock appreciation right (SAR) if earned. Of the 2000 P-SARs awarded, 68,392 have been canceled and 100,072 have been converted to SARs. The remaining 345,154 P-SARs will convert to SARs in 2004 if earned. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, if earned and converted to SARs, expire 10 years after the grant date. At December 31, 2002, the total outstanding performance shares and P-SARs related to these performance-based plans measured at maximum payouts were 589,029 and 540,689, respectively.

        Between 1996 and 2002 SARs were granted (in addition to the P-SARs discussed above) to certain officers of PLC to provide long-term incentive compensation based solely on the performance of Protective’s Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2000, 2001, and 2002 is as follows:

                                                   WTD. AVG.                   NO. OF
                                                   BASE PRICE                   SARS
---------------------------------------------------------------------------------------------
Balance at December 31, 1999                        $17.44                     675,000
SARs Granted                                         22.31                     217,500
SARs Cancelled                                       18.14                     (17,500)
---------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $18.64                     875,000
SARs Granted                                         26.34                     138,751
P-SARs Converted                                     22.31                     100,072
---------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $19.92                   1,113,823
SARs Granted                                         32.00                     480,000
SARs Exercised                                       32.60                     (80,000)
SARs Cancelled                                       22.31                     (15,000)
---------------------------------------------------------------------------------------------
Balance at December 31, 2002                        $23.90                   1,498,823
=============================================================================================

        The outstanding SARs at December 31, 2002, were at the following base prices:

                             SARS              REMAINING              CURRENTLY
     BASE PRICE           OUTSTANDING        LIFE IN YEARS           EXERCISABLE
    -----------------------------------------------------------------------------
      $17.44                580,000                3                   580,000
       22.31                376,323                7                   183,823
       31.26                 50,000                8                         0
       31.29                 12,500                8                     2,500
       32.00                480,000                9                         0

        The SARs issued in 2000, 2001, and 2002 had estimated fair values at grant date of $1.5 million, $0.6 million, and $3.7 million, respectively. The fair value of the 2002 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 24.6% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.4%, a dividend rate of 2.0%, and an expected exercise date of 2008.

        PLC will pay an amount equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

        The expense recorded by PLC for its stock-based compensation plans was $5.2 million, $5.6 million, and $4.1 million in 2002, 2001, and 2000, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of share-owners’ equity.

Note N - REINSURANCE

        Protective reinsures certain of its risks with, and assumes risks from other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, Protective generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of Protective’s new life insurance and credit insurance sales is being reinsured. Protective reviews the financial condition of its reinsurers and monitors the amount of reinsurance it has with its reinsurers.

        Protective has reinsured approximately $216.1 billion, $169.5 billion and $126.0 billion in face amount of life insurance risks with other insurers representing $546.0 million, $565.1 million and $496.4 million of premium income for 2002, 2001, and 2000, respectively. Protective has also reinsured accident and health risks representing $61.5 million, $122.7 million and $125.8 million of premium income for 2002, 2001, and 2000, respectively. In 2002 and 2001, policy and claim reserves relating to insurance ceded of $2,304.9 million and $2,059.0 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 2002 and 2001, Protective had paid $45.5 million and $46.4 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2002, Protective had receivables of $66.1 million related to insurance assumed.

        In 2002, Protective discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.6 million. At December 31, 2002, Protective had recorded cash and receivables totaling $69.7 million, which reflects the amounts received and Protective’s current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. As a result of the foregoing, Protective’s 2002 pretax income increased $7.2 million.

Note O - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of Protective’s financial instruments at December 31 are as follows:

                                                                     2002                            2001
                                                        -----------------------------    ----------------------------
                                                                          ESTIMATED                        ESTIMATED
                                                           CARRYING         FAIR             CARRYING        FAIR
                                                            AMOUNT         VALUES             AMOUNT        VALUES
                                                          ----------     ----------         ----------    ----------
      Assets (see Notes A and C):
      Investments:
         Fixed maturities.........................       $11,655,465    $11,655,465         $9,812,091    $9,812,091
         Equity securities........................            48,799         48,799             60,493        60,493
         Mortgage loans on real estate............         2,518,151      2,826,133          2,512,844     2,671,074
         Short-term investments...................           447,155        447,155            228,396       228,396

      Liabilities (see Notes A and E):
         Stable value account balances............         4,018,552      4,124,192          3,716,530     3,821,955
         Annuity account balances.................         3,744,000      3,795,794          3,248,218     3,166,052
         Notes payable............................             2,264          2,264              2,291         2,291
      Other (see Note A):
         Derivative Financial Instruments.........            86,766         86,766             (1,634)       (1,634)

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

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(IN THOUSANDS)

            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I          COL. J
            ------                   ------           ------          ------          ------           ------          ------          ------           ------          ------
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
                                    DEFERRED                                       DEPOSITS AND                                                       OF DEFERRED
                                     POLICY       FUTURE POLICY                        OTHER        NET PREMIUMS        NET         BENEFITS AND        POLICY           OTHER
                                   ACQUISITION     BENEFITS AND      UNEARNED     POLICYHOLDERS'     AND POLICY      INVESTMENT      SETTLEMENT      ACQUISITIONS      OPERATING
            SEGMENT                   COSTS           CLAIMS         PREMIUMS          FUNDS            FEES         INCOME(1)        EXPENSES           COSTS        EXPENSES(1)
----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2002:
      Life Marketing               $  973,631       $4,031,021        $    318        $  48,558        $220,184        $208,451      $  228,225         $117,836       $(41,501)
      Acquisitions                    438,092        3,240,407             395         1,054,031        239,014         252,147         315,929           35,245         45,395
      Stable Value Contracts            4,908                0               0         3,930,668              0         246,098         196,576            2,304          4,945
      Annuities                        93,140          571,109               0         2,742,642         25,826         220,433         186,107           24,669         26,038
      Asset Protection                165,751          328,849         777,797             8,714        261,733          43,789         200,958           57,957         95,469
      Corporate and Other               7,702           55,863           2,212            96,118         36,097           9,141          34,436            1,479         30,061
Adjustments(2)                              0           88,922             286            23,157              0               0               0                0              0
                                   ----------       ----------        --------        ----------       --------        --------      ----------         --------       ---------
TOTAL                              $1,683,224       $8,316,171        $781,008        $7,903,888       $782,854        $980,059      $1,162,231         $239,490       $160,407
                                   ==========       ==========        ========        ==========       ========        ========      ==========         ========       =========
Year Ended
  December 31, 2001:
      Life Marketing               $  829,021       $3,326,841        $    303        $   86,937       $120,996        $178,866      $  190,538         $ 41,399       $(22,957)
      Acquisitions                    418,268        3,046,401             434           876,221        182,432         187,535         238,877           20,500         41,684
      Stable Value Contracts            6,374                0               0         3,872,637              0         261,079         222,306            1,662          3,961
      Annuities                       128,488          281,074               0         2,232,779         28,145         167,809         137,204           24,021         24,073
      Asset Protection                142,230          211,713         898,340             3,856        250,061          48,617         154,893           57,681         82,280
      Corporate and Other               8,302           16,572           2,242               247         37,034          (4,803)         28,806            1,795         25,827
Adjustments(2)                              0           92,084             334            24,195              0               0               0                0              0
                                   ----------       ----------        --------        ----------       --------        --------      ----------         --------       --------
      TOTAL                        $1,532,683       $6,974,685        $901,653        $7,096,872       $618,668        $839,103      $  972,624         $147,058       $154,868
                                   ==========       ==========        ========        ==========       ========        ========      ==========         ========       ========
Year Ended
  December 31, 2000:
      Life Marketing                                                                                   $ 99,813        $152,317      $  149,430         $ 48,771       $(23,255)
      Acquisitions                                                                                      102,997         116,940         125,151           17,081         24,077
      Stable Value Contracts                                                                               -            243,133         207,143              900          3,882
      Annuities                                                                                          30,127         132,204         109,607           24,156         18,203
      Asset Protection                                                                                  220,466          46,464         135,494           50,132         74,830
      Corporate and Other                                                                                36,432           1,024          33,953            2,140         26,196
      Adjustments(2)                                                                                          0               0               0                0              0
                                                                                                       --------        --------      ----------         --------       --------
      TOTAL                                                                                            $489,835        $692,082      $  760,778         $143,180       $123,933
                                                                                                       ========        ========      ==========         ========       ========

-------------------------
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2) Asset adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV - REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                COL. A                                       COL. B          COL. C          COL. D        COL. E          COL. F
                ------                                       ------          ------          ------        ------          ------
                                                                                                                          PERCENTAGE
                                                                             CEDED TO         ASSUMED                      OF AMOUNT
                                                              GROSS           OTHER          FROM OTHER       NET           ASSUMED
                                                              AMOUNT        COMPANIES        COMPANIES       AMOUNT         TO NET
                                                          ------------    ------------      -----------    -----------      ------
Year Ended December 31, 2002:
   Life insurance in force...........................     $248,994,479    $219,025,215      $21,523,110    $51,492,374      41.8%
                                                          ============    ============      ===========    ===========      =====

Premiums and policy fees:
   Life insurance....................................     $    854,813    $    545,976      $   235,198    $   544,035      43.2%
   Accident and health insurance.....................          103,858          61,512           44,337         86,683      51.1%
   Property and liability insurance..................          194,601         152,730          110,543        152,414      72.5%
                                                          ------------    ------------      -----------    -----------
       TOTAL.........................................     $  1,153,272    $    760,218      $   390,078    $   783,132
                                                          ============    ============      ===========    ===========

Year Ended December 31, 2001:
   Life insurance in force...........................     $191,105,511    $171,449,182      $23,152,614    $42,808,943      54.1%
                                                          ============    ============      ===========    ===========      =====

Premiums and policy fees:
   Life insurance....................................     $    774,294    $    565,130      $   198,832    $   407,996      48.7%
   Accident and health insurance.....................          181,508         122,747                          58,761       0.0%
   Property and liability insurance..................          158,890          83,274           76,295        151,911      50.2%
                                                          ------------    ------------      -----------    -----------
     TOTAL                                                $  1,114,692    $    771,151      $   275,127    $   618,668
                                                          ============    ============      ===========    ===========

Year Ended December 31, 2000:
   Life insurance in force...........................     $153,371,754    $128,374,583      $17,050,342    $42,047,513      40.6%
                                                          ============    ============      ===========    ===========      =====

Premiums and policy fees:
   Life insurance....................................     $    670,113    $    493,793      $   112,668    $   288,988      39.0%
   Accident and health insurance.....................          203,475         128,520           17,164         92,119      18.6%
   Property and liability insurance..................          159,354          63,795           13,169        108,728      12.1%
                                                          ------------    ------------      -----------    -----------
       TOTAL.........................................     $  1,032,942    $    686,108      $   143,001    $   489,835
                                                          ============    ============      ===========    ===========

SCHEDULE V - VALUATION ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

            COL. A                    COL. B                    COL. C                     COL. D           COL. E
            ------                    ------                    ------                     ------           ------
                                                               ADDITIONS
                                                          (1)
                                    BALANCE AT        CHARGED TO           (2)
                                   BEGINNING OF       COSTS AND        CHARGES TO                        BALANCE AT END
          DESCRIPTION                 PERIOD           EXPENSES      OTHER ACCOUNTS      DEDUCTIONS        OF PERIOD
-----------------------------------------------------------------------------------------------------------------------
Allowance for Uncollected
  Reinsurance Receivable          $     0           $     0           $   24,833      $      0           $   24,833

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None

PART III

Item 10. Directors And Executive Officers of the Registrant

        The executive officers and directors of Protective are as follows:

NAME                           AGE       POSITION
----                           ---       --------

John D. Johns                  51        Chairman of the Board and President and a Director
R. Stephen Briggs              53        Executive Vice President and a Director
Jim E. Massengale              60        Executive Vice President, Acquisitions and a Director
Allen W. Ritchie               45        Executive Vice President, Chief Financial Officer and a Director
Richard J. Bielen              42        Senior Vice President, Chief Investment Officer, Treasurer and a
                                         Director
J. William Hamer, Jr.          58        Director
T. Davis Keyes                 50        Director
Carolyn King                   52        Senior Vice President, Investment Products and a Director
Deborah J. Long                49        Senior Vice President, Secretary and General Counsel, and a Director
Wayne E. Stuenkel              49        Senior Vice President, and Chief Actuary and a Director
Carl S. Thigpen                46        Senior Vice President, Chief Mortgage & Real Estate Officer
Judy Wilson                    45        Senior Vice President, Stable Value Products
Jerry W. DeFoor                50        Vice President and Controller, and Chief Accounting Officer

        All executive officers and directors are elected annually. Executive officers serve at the pleasure of the Board of Directors and directors are elected annually by PLC. None of the individuals listed above is related to any director of PLC or Protective or to any executive officer.

        Mr. Johns has been President and Chief Executive Officer of PLC since December 2001 and President and Chairman of the Board of Protective since December 2001. He was President and Chief Operating Officer of PLC from August 1996 to December 2001. Mr. Johns has been employed by PLC and its subsidiaries since 1993. He is a director of National Bank of Commerce of Birmingham and Alabama National Bancorporation and John H. Harland Company.

        Mr. Briggs has been Executive Vice President of PLC and Protective since October 1993 and has responsibility for Life and Annuity. Mr. Briggs has been associated with PLC and its subsidiaries since 1971.

        Mr. Massengale has been Executive Vice President, Acquisitions of Protective and PLC since August 1996 and also has responsibility for the West Coast Division. Mr. Massengale has been employed by PLC and its subsidiaries since 1983.

        Mr. Ritchie has been Executive Vice President and Chief Financial Officer of PLC since August 2001 and Executive Vice President and Chief Financial Officer of Protective since November 2001. From July 1998 until 2000, Mr. Ritchie was President, Chief Executive Officer and Director of Per-Se Technologies, Inc. From April 1998 until July 1998, he served as Chief Operating Officer of Per-Se. From January 1998 to April 1998, Mr. Ritchie served as Executive Vice President and Chief Financial Officer of Per-Se Technologies, Inc. From 1996 to 1997, Mr. Ritchie was President of AGCO Corporation.

        Mr. Bielen has been Senior Vice President, Chief Investment Officer and Treasurer of PLC and Protective since January 2002. From August 1996 to January 2002 he was Senior Vice President, Investments of PLC and Protective. Mr. Bielen has been employed by PLC and its subsidiaries since 1991. Mr. Bielen is also a director of Protective Investment Company.

        Mr. Hamer has been Senior Vice President and Chief Human Resources Officer of PLC since May 2001, and a Director of Protective since June 2001. Mr. Hamer served as Vice President, Human Resources of PLC from May 1982 to May 2001. Mr. Hamer has been employed by PLC and its subsidiaries since May 1982.

        Mr. Keyes has been Senior Vice President, Information Services of PLC since April 1999. Mr. Keyes has been a Director of Protective since May 1999. Mr. Keyes served as Vice President, Information Services of PLC from May 1993 to April 1999. Mr. Keyes has been employed by PLC and its subsidiaries since 1982.

        Ms. King has been Senior Vice President, Investment Products of PLC and of Protective since April 1995. Ms. King is also a director of Protective Investment Company.

        Ms. Long has been Senior Vice President, Secretary and General Counsel of PLC since November 1996 and of Protective since September 1996. Ms. Long has been employed by PLC and its subsidiaries since 1993.

        Mr. Stuenkel has been Senior Vice President and Chief Actuary of Protective and PLC since March 1987. Mr. Stuenkel is a Fellow in the Society of Actuaries and has been employed by PLC and its subsidiaries since 1978.

        Mr. Thigpen has been Senior Vice President, Chief Mortgage and Real Estate Officer of PLC and Protective since January 2002. From March 2001 to January 2002, he was Senior Vice President, Investments of PLC and Protective. From May 1996 to March 2001, he was Vice President, Investments for PLC and Protective. Mr. Thigpen has been employed by PLC and its subsidiaries since 1984.

        Ms. Wilson has been Senior Vice President, Stable Value Products of Protective and PLC since January 1995. Ms. Wilson has been employed by PLC and its subsidiaries since 1991.

        Mr. DeFoor has been Vice President and Controller, and Chief Accounting Officer of Protective and PLC since April 1989. Mr. DeFoor is a certified public accountant and has been employed by PLC and its subsidiaries since 1982.

Director Compensation

        All of the directors of Protective are employees of PLC or Protective and do not receive additional compensation for serving as a director. The membership of the Compensation and Management Succession Committee of PLC is composed of disinterested directors.

Item 11. Executive Compensation

        Executive officers of Protective also serve as executive officers and/or directors of one or more affiliate companies of PLC. Compensation allocations are made as to each individual’s time devoted to duties as an executive officer of Protective and its affiliates. The following table shows the total compensation paid during the past three fiscal years to the named executive officers of Protective by Protective or any of its affiliates including PLC. Of the amounts of total compensation shown in the Summary Compensation Table and other executive compensation information below, virtually all of Mr. Brigg’s, Mr. Massengale’s, and Mr. Bielen’s, total compensation, and a significant percentage of Mr. Johns’ and Mr. Ritchie’s total compensation was attributable to services performed for or on behalf of Protective and its subsidiaries.

        PLC has established a Deferred Compensation Plan for Officers (the “Officers’ Plan”) whereby eligible officers may voluntarily elect to defer to a specified date receipt of all or any portion of their Annual Incentive Plan and Performance Share Plan bonuses. The bonuses so deferred are credited to the officers in cash or PLC stock equivalents or a combination thereof. The cash portion earns interest at approximately PLC’s short-term borrowing rate. Cash amounts may be deferred into a common stock equivalent or an interest-bearing equivalent. Stock compensation may only be deferred as common stock equivalents. Deferred bonuses will be distributed in stock or cash as specified by the officers in accordance with the Officers’ Plan unless distribution is accelerated under certain provisions, including upon a change in control of PLC.

        The following table sets forth certain information regarding compensation paid to the Chief Executive Officer and the four other most highly compensated executive officers of Protective (collectively, the “Named Executives”) during or with respect to the last three fiscal years.

Summary Compensation Table

                                           ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                  ---------------------------------------   ------------------------------
                                                                               AWARDS          PAYOUTS
                                                                            ------------   ---------------
                                                               OTHER         SECURITIES                          ALL OTHER
                                   SALARY         BONUS        ANNUAL        UNDERLYING      LTIP PAYOUTS       COMPENSATION
       NAME AND                     ($)            ($)      COMPENSATION    OPTIONS/SARS         ($)                 ($)
  PRINCIPAL POSITION     YEAR       (1)          (1)(2)          ($)            (#)            (2)(3)                (4)
----------------------------------------------------------------------------------------------------------------------------
John D. Johns            2002     $625,000       $578,500      $     0         300,000        $639,669 (5)         $8,000
  Chairman of the        2001     $494,167       $150,000      $     0               0        $361,697             $6,800
Board, President         2000     $460,833       $ 88,400      $     0          50,000        $433,076             $6,800
  and Chief Executive
  Officer
----------------------------------------------------------------------------------------------------------------------------

R. Stephen Briggs        2002     $337,500       $205,000      $     0          30,000        $184,813 (5)         $8,000
  Executive Vice         2001     $321,667       $110,900      $     0               0        $208,624             $6,800
  President, Life and    2000     $304,167       $154,300      $     0               0        $321,041             $6,800
  Annuity
----------------------------------------------------------------------------------------------------------------------------

Jim E. Massengale        2002     $360,833       $251,500      $     0          30,000        $175,393 (5)         $8,000
  Executive Vice         2001     $336,667       $196,400      $     0               0        $177,446             $6,800
  President,             2000     $316,667       $176,400      $     0          10,000        $256,080             $6,800
  Acquisitions
----------------------------------------------------------------------------------------------------------------------------
Allen W. Ritchie         2002     $366,667       $181,100      $     0          30,000        $224,288 (5)         $8,000
   Executive Vice        2001     $122,051       $ 52,500      $25,000          50,000        $      0             $    0
   President, and
   Chief Financial
   Officer(7)
----------------------------------------------------------------------------------------------------------------------------

Richard J. Bielen        2002     $265,000       $136,600      $    0          15,000         $102,275 (5)         $8,000
  Senior Vice            2001     $237,500       $113,400      $    0               0         $110,151             $6,800
  President, Chief       2000     $222,833        $79,800      $    0               0         $160,991             $6,800
  Investment Officer
  and Treasurer
----------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts that the Named Executives may have voluntarily elected to contribute to PLC's 401(k) and Stock Ownership Plan.
(2) Includes amounts that the Named Executives may have voluntarily deferred under PLC's Deferred Compensation Plan for Officers.
(3) For 2002 valued as of December 31,2002.  For further  information,  see the "Long-Term Incentive Plan-- Awards In Last Fiscal Year"
        table.
(4) Includes matching contributions to PLC's 401(k) and Stock Ownership Plan.
(5) Long-term  Incentive Plan  compensation  for 2002 is not yet  determinable.  The amount shown is the best estimate  available as of
        March, 2003.
(6) Mr.Ritchie began employment with PLC as its Executive Vice President and Chief Financial Officer on August 28, 2001.

The following table sets forth information regarding stock appreciation rights granted to the Named Executives during 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS                                             GRANT DATE VALUE
---------------------------------------------------------------------------------------------------- -----------------------
                              NUMBER OF        PERCENT OF TOTAL
                             SECURITIES          OPTIONS/SARS
                             UNDERLYING           GRANTED TO        EXERCISE OR       EXPIRATION          GRANT DATE
         NAME              OPTION/SARS (1)        EMPLOYEES         BASE PRICE           DATE        PRESENT VALUE ($) (2)
                                 (#)            IN FISCAL YEAR        ($/SH)
----------------------------------------------------------------------------------------------------------------------------

John D. Johns                  300,000                62.5%           $32.00        March 4, 2012           $2,325,000
----------------------------------------------------------------------------------------------------------------------------

R. Stephen Briggs              30,000                  6.25%          $32.00        March 4, 2012           $  232,500
----------------------------------------------------------------------------------------------------------------------------

Jim E. Massengale              30,000                  6.25%          $32.00        March 4, 2012           $  232,500
----------------------------------------------------------------------------------------------------------------------------

Allen W. Ritchie               30,000                  6.25%          $32.00        March 4, 2012           $  232,500
----------------------------------------------------------------------------------------------------------------------------

Richard J. Bielen              15,000                  3.13%          $32.00        March 4, 2012           $  116,250
----------------------------------------------------------------------------------------------------------------------------

(1) The stock appreciation  rights are exercisable after five years (earlier upon the death,  disability or retirement of the executive or, in certain  circumstances,  upon a change in control of PLC).  Unexercised  rights expire upon termination of employment,  and the amount  received  upon  exercise of rights  within the one-year  period prior to  termination  are  recoverable  by PLC if the executive becomes employed by a competitor of PLC.
(2) The stock  appreciation  rights  were valued  using a  Black-Scholes  option  pricing  model.  Expected  volatility  was assumed to approximately  equal  that of the S&P Life  Insurance  Index or 24.6%.  Other  assumptions  include a  risk-free  rate of 3.4%,  a dividend yield of 2.0%, and an expected time of exercise of March 4, 2008.

The following table sets forth information regarding the exercise of stock appreciation rights during 2002 by the Named Executives, and the value of the stock appreciation rights held by the Named Executives based on the value of PLC’s Common Stock as of December 31, 2002.

AGGREGATED FY-END OPTION/SAR VALUES

                           SHARES          VALUE        NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                         ACQUIRED ON     REALIZED           UNEXERCISED OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
         NAME           EXERCISE (#)        ($)                  AT FY-END (#)                        AT FY-END ($)
                                                           EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
John D. Johns                                                   150,000/350,000                    $1,512,375/$260,500
---------------------------------------------------------------------------------------------------------------------------
R. Stephen Briggs                                                40,000/30,000                         $403,300/$0
---------------------------------------------------------------------------------------------------------------------------
Jim E. Massengale         18,768(1)     $616,469(1)                 0/40,000                            $0/$52,100
---------------------------------------------------------------------------------------------------------------------------
Allen W. Ritchie                                                    0/80,000                              $0/$0
---------------------------------------------------------------------------------------------------------------------------
Richard J. Bielen                                                15,000/15,000                         $151,238/$0
---------------------------------------------------------------------------------------------------------------------------

(1)  Upon exercise of this stock appreciation  right, Mr. Massengale  received 12,006 shares of PLC Common Stock, and cash equal to the value of 6,762 shares in payment of the tax withholding obligations with respect to such exercise.

In 2002, the Compensation and Management Succession Committee awarded performance shares under PLC’s 1997 Long-Term Incentive Plan to the Named Executives as indicated in the table below. These awards are generally payable, if at all, at the time the results of the comparison group of companies for the four-year period ending December 31, 2005 are known.

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

                               NUMBER OF               PERFORMANCE OR                  ESTIMATED FUTURE PAYOUTS UNDER
                            SHARES, UNITS OR         OTHER PERIOD UNTIL            NON-STOCK PRICE-BASED PLANS (IN SHARES)
                          OTHER RIGHTS (#) (1)          MATURATION          ----------------------------------------------
        NAME                     (2)                     OR PAYOUT               THRESHOLD         TARGET       MAXIMUM
--------------------------------------------------------------------------------------------------------------------------                              ------------------ ------------- -------------
John D. Johns              100,000 shares           December 31, 2005            50,000          125,000       170,000
--------------------------------------------------------------------------------------------------------------------------
R. Stephen Briggs            5,210 shares           December 31, 2005             2,605            6,513         8,857
--------------------------------------------------------------------------------------------------------------------------
Jim E. Massengale            6,460 shares           December 31, 2005             3,230            8,075        10,982
--------------------------------------------------------------------------------------------------------------------------
Allen W. Ritchie            10,120 shares           December 31, 2005             5,060           12,650        17,204
--------------------------------------------------------------------------------------------------------------------------
Richard J. Bielen            3,850 shares           December 31, 2005             1,925            4,813         6,545
--------------------------------------------------------------------------------------------------------------------------

(1)  In the event of a change in control,  payment will be made with respect to all  outstanding  awards based upon  performance at the target level (which,  for all outstanding  awards,  is deemed to be at the seventy-fifth  percentile) or, if greater,  performance as of the December 31 preceding the change in control.
(2)  Award is earned based on comparison of PLC's average  return on average  equity or total rate of return for a four-year  period to a peer group.  Below threshold (the median of the comparison group), no portion of the award is earned.

OTHER PLANS AND ARRANGEMENTS

Retirement Benefits. The table below illustrates the annual pension benefits payable to executive officers under the Protective Life Corporation Pension Plan. The table also reflects the Excess Benefit Plan that we have established to provide retirement benefits over the Internal Revenue Code limitations. Benefits in the table are not reduced by social security or other offset amounts. Since the benefits shown in the table reflect a straight life form of annuity benefit, if the payment is made in the form of a joint and survivor annuity, the annual amounts of benefit could be substantially below those illustrated.

PENSION PLAN TABLE

                                                     YEARS OF SERVICE
                         -----------------------------------------------------------------------
   REMUNERATION              15              20             25              30              35
------------------------------------------------------------------------------------------------
    $150,000             $ 32,702        $ 43,603       $ 54,504       $ 65,405      $   76,306
     200,000               44,702          59,603         74,504         89,405         104,306
     250,000               56,702          75,603         94,504        113,405         132,306
     300,000               68,702          91,603        114,504        137,405         160,306
     400,000               92,702         123,603        154,504        185,405         216,306
     500,000              116,702         155,603        194,504        233,405         272,306
     750,000              176,702         235,603        294,504        353,405         412,306
   1,000,000              236,702         315,603        394,504        473,405         552,306
   1,250,000              296,702         395,603        494,504        593,405         692,306
   1,500,000              356,702         475,603        594,504        713,405         832,306
   1,750,000              416,702         555,603        694,504        833,405         972,306
   2,000,000              476,702         635,603        794,504        953,405       1,112,306

Compensation covered by the Pension Plan (for purposes of pension benefits) excludes commissions, performance share awards and amounts received upon the exercise of stock appreciation rights, and generally corresponds to that shown under the heading “Annual Compensation” in the Summary Compensation Table. Compensation is calculated based on the average of the highest level of compensation paid during a period of 36 consecutive whole months. Only three Annual Incentive Plan bonuses (whether paid or deferred) may be included in determining average compensation.

The Named Executives and their credited years of service as of March 7, 2003 are shown in the following table.

                  NAME                                YEARS OF SERVICE
------------------------------------------ ----------------------------------------

      John D. Johns                                           9
      R. Stephen Briggs                                      30
      Jim E. Massengale                                      20
      Allen W. Ritchie                                        1
      Richard J. Bielen                                      12

Employment Continuation Agreements. The Board of Directors of PLC has authorized PLC to enter into Employment Continuation Agreements with each of the Named Executives which provide for certain benefits in the event such executive’s employment is actually or constructively (by means of a reduction in duties or compensation) terminated following certain events constituting a “change in control.” Such benefits include (i) a payment equal to three times the sum of the annual base salary in effect at the time of the change in control and the average Annual Incentive Plan bonus for the three years  preceding the change in control; (ii) continuation (for up to twenty-four months) in PLC’s hospital, medical, accident, disability, and life insurance plans as provided to the executive immediately prior to the date of his termination of employment; (iii) delivery of an annuity to equal increased benefits under the Pension Plan and the Excess Benefit Plan resulting from an additional three years of credited service (subject to the Pension Plan’s maximum on credited service); and (iv) an additional payment, if necessary, to reimburse the executive for any additional tax (other than normal Federal, state and local income taxes) incurred as a result of any benefits received in connection with the change in control.

Compensation Committee Interlocks and Insider Participation

The current members of PLC's Compensation and Management Succession Committee ("Committee") are Messrs. John J. McMahon, Jr. (Chairman), A. W. Dahlberg, H. Corbin Day, Donald M. James, and Robert A. Yellowlees. No member of the Committee was an officer or employee of PLC or any of its subsidiaries or had any other relationship with Protective for which the SEC requires disclosure at any time during 2002. Also, no member of the Committee was formerly an officer of PLC or any of its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Management Ownership of PLC Stock

No director or named executive officer of Protective owns any stock of Protective or of any affiliated corporation except for the shares of PLC common stock which are shown as owned as of December 31, 2002.

                                              AMOUNT AND NATURE OF BENEFICIAL
                                                       OWNERSHIP(1)
                                           --------------------------------------
                                                                 SHARED POWER       PERCENT OF
        NAME AND BENEFICIAL OWNER               SOLE POWER              (2)          CLASS (1)
------------------------------------------------------------------------------------------------
John D. Johns                                  124,607 (3)            4,200             *
R. Stephen Briggs                              160,393 (3)            2,926             *
Jim E. Massengale                               99,921 (3)             -0-              *
Allen W. Ritchie                                   265 (3)             -0-              *
Richard J. Bielen                               47,891 (3)             -0-              *
J. William Hamer, Jr.                           42,874 (3)             -0-              *
T. Davis Keyes                                  19,101 (3)             -0-              *
Carolyn King                                    36,492 (3)             -0-              *
Deborah J. Long                                 54,280 (3)             -0-              *
Wayne E. Stuenkel                              107,996 (3)             -0-              *
Carl S. Thigpen                                  6,697 (3)             -0-              *
Judy Wilson                                     28,384 (3)             -0-              *
Jerry W. DeFoor                                 43,377 (3)             -0-              *
All current directors and executive           772,278 (3) (4)       7,126 (2)         1.13%
    officers as a group (13 persons)

------------
*less than one percent

(1) The number of shares reflected are shares which under application  regulations of the Securities and Exchange Commission are deemed to be  beneficially  owned.  Shares deemed to be  beneficially  owned,  under such  regulations,  include  shares as to which, directly or indirectly, through any contract,  relationship,  arrangement,  understanding or otherwise, either voting power or investment power is held or shared. The total number of shares  beneficially owned is subdivided,  where applicable,  into two categories:  shares as to which  voting/investment  power is held  solely  and shares as to which  voting/investment  power is shared.  The percentage calculation is based on the aggregate number of shares beneficially owned.

(2) This column may include shares held in the name of a spouse,  minor children,  or certain other relatives  sharing the same home as the director or officer,  or held by the director or officer,  or the spouse of the director or officer,  as a trustee or as a custodian for children.  Unless  otherwise  noted below,  the directors and officers  disclaim  beneficial  ownership of these shares.

(3) The amounts  reported  include  shares  allocated to accounts under PLC's 401(k) and Stock  Ownership  Plan as follows:  Mr. Johns,
         5,846 shares; Mr. Briggs, 32,709 shares;  Mr. Massengale,  419 shares; Mr. Ritchie, 265 shares; Mr. Bielen, 12,194 shares; Mr.
         Hamer, 6,114 shares; Mr. Keyes,  9,483 shares;  Ms. King, 1,907 shares;  Ms. Long, 2,011 shares;  Mr. Stuenkel,  7,568 shares,
         Mr. Thigpen,  5,962 shares;  Ms. Wilson,  6,279 shares;  Mr. DeFoor,  13,336 shares;  and all current  directors and executive officers as a group 104,165.

         The amounts  reported also include stock  equivalents  under PLC's  Deferred  Compensation  Plan for Officers,  entitling each participant to receive upon  distribution a share of Common Stock or each stock  equivalent.  The number of stock  equivalents included are as follows:  Mr. Johns,  114,361;  Mr. Briggs,  97,102;  Mr. Massengale,  91,770;  Mr. Ritchie,  -0-; Mr. Bielen,
         28,201; Mr. Hamer, 36,760; Mr. Keyes, 5,581; Ms. King, 34,585, Ms. Long, 47,302;  Mr. Stuenkel,  87,311, Mr. Thigpen, -0-; Ms.
         Wilson, 15,278; Mr. DeFoor, 30,041; and all current directors and executive officers as a group 591,873.

         The reported amounts do not include the following stock  appreciation  rights ("SARs"):  Mr. Johns,  500,000 SARs; Mr. Briggs,
         85,000 SARs;  Mr. Massengale,  55,000 SARs;  Mr. Ritchie,  95,000 SARs; Mr. Bielen,  80,000 SARs; Mr. Hamer,  10,000 SARs; Mr.
         Keyes,  10,000 SARs; Ms. King, 30,000 SARs; Ms. Long,  30,000 SARs;  Mr. Stuenkel,  15,000 SARs; Ms. Wilson,  22,500 SARs; Mr.
         DeFoor, 10,000 SARs; and all current directors and executive officers as a group 942,500 SARs.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Controls and Procedures

        The Protective’s Chief Executive Officer and Chief Financial Officer have, within the 90-day period preceding the filing of the report evaluated the Protective’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in the Protective’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the internal controls, or in other factors that could significantly affect internal controls, subsequent to the date this evaluation was completed.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

             (b)    Reports on Form 8-K:

              None

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 26, 2003.

PROTECTIVE LIFE INSURANCE COMPANY
BY: /s/John D. Johns
Chairman of the Board and President

Dated:   March 20, 2003

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

        SIGNATURE                             Title                                  DATE

(i)   Principal Executive Officer
      /S/JOHN D. JOHNS                            President and Chief Executive Officer            March 26, 2003
      ----------------------                      (Principal Executive Officer) and Director
      John D. Johns

(ii) Principal Financial Officer
      /S/ALLEN W. RITCHIE                         Executive Vice President,                        March 26, 2003
      -----------------------                     and Chief Financial Officer and Director
      Allen W. Ritchie

(iii) Principal Accounting Officer
      /S/JERRY W. DEFOOR                          Vice President and Controller,                   March 26, 2003
      -----------------------                     and Chief Accounting Officer
      Jerry W. DeFoor

(iv)  Board of Directors:
      *                                           Director                                         March 26, 2003
      -----------------------
      Richard J. Bielen

      *                                           Director                                         March 26, 2003
      -----------------------
      R. Stephen Briggs

      *                                           Director                                         March 26, 2003
      -----------------------
      J. William Hamer, Jr.

      *                                           Director                                         March 26, 2003
      ----------------------
      T. Davis Keyes

      *                                           Director                                         March 26, 2003
      ----------------------
      Carolyn King

      *                                           Director                                         March 26, 2003
      ----------------------
      Deborah J. Long

      *                                           Director                                         March 26, 2003
      ----------------------
      Jim E. Massengale

      *                                           Director                                         March 26, 2003
      ----------------------
      Steven A. Schultz

      *                                           Director                                         March 26, 2003
      ----------------------
      Wayne E. Stuenkel
*BY/s/JERRY W. DEFOOR
Jerry W. DeFoor
Attorney-in-fact

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John D. Johns, certify that:

1. I have reviewed this annual report on Form 10-K of Protective Life Insurance Company;

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

BY: /s/John D. Johns
Chairman of the Board and President

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Allen W. Ritchie, certify that:

1. I have reviewed this annual report on Form 10-K of Protective Life Insurance Company;

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

BY: /s/Allen W. Ritchie
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
         *   10(e)       -       Stock and Asset Purchase Agreement By and Among Protective Life
                                 Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental
                                 Care Holdings, Inc. dated July 9, 2001.
         *   10(f)       -       Indemnity Reinsurance Agreement By and Between Protective Life
                                 Insurance Company and Fortis Benefits Insurance Company dated
                                 December 31, 2001.
             10(g)       -       Credit Agreement amoung Protective Life Corporation, the several lenders from time to time party thereto, Suntrust Bank, as Syndication Agent and
                                 AmSouth Bank, as Administrative Agent, dated October 17, 2001.
             24          -       Power of Attorney
             99(a)       -       Safe Harbor for Forward-Looking Statements
             99(b)       -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.
             99(c)       -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
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