Form 10-Q
period 2003-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2003-05-15
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(205) 268-1000

(Registrant's telephone number, including area code)
_____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 9, 2003: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Accountants..............................................
       Consolidated Condensed Statements of Income for the Three Months
           ended March 31, 2003 and 2002 (unaudited)..................................
       Consolidated Condensed Balance Sheets as of March 31, 2003
           (unaudited) and December 31, 2002..........................................
       Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2003 and 2002 (unaudited).....................
       Notes to Consolidated Condensed Financial Statements (unaudited)...............

   Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations..........................................................
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk................
   Item 4.  Controls and Procedures...................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K..........................................

Signature.............................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of income for each of the three-month periods ended March 31, 2003 and 2002, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of Protective Life’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, share-owner’s equity, and cash flows for the year then ended (not presented herein), and in our report dated March 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 9, 2003

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                   -------------------------
                                                                                                      2003           2002
                                                                                                      ----           ----
REVENUES
    Premiums and policy fees                                                                       $385,211        $380,757
    Reinsurance ceded                                                                              (186,006)       (176,683)
                                                                                                   ---------       ---------
    Premiums and policy fees, net of reinsurance ceded                                              199,205         204,074
    Net investment income                                                                           248,410         232,472
    Realized investment gains (losses)
      Derivative financial instruments                                                               (9,880)         (1,318)
      All other investments                                                                           5,723             855
    Other income                                                                                      8,934           8,614
                                                                                                   ---------       ---------
                                                                                                    452,392         444,697
                                                                                                   ---------       ---------

BENEFITS AND EXPENSES
    Benefits and settlement expenses (net of reinsurance ceded:
      three months: 2003 - $214,783; 2002 - $149,185)                                               295,943         286,721
    Amortization of deferred policy acquisition costs                                                56,265          52,404
    Other operating expenses (net of reinsurance ceded:
      three months: 2003 - $28,333; 2002 - $33,574)                                                  43,569          49,598
                                                                                                   ---------       ---------
                                                                                                    395,777         388,723
                                                                                                   ---------       ---------

INCOME BEFORE INCOME TAX                                                                             56,615          55,974

Income tax expense                                                                                   18,553          16,721
                                                                                                   ---------       ---------
NET INCOME                                                                                         $ 38,062        $ 39,253
                                                                                                   =========       =========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

                                                                                              MARCH 31          DECEMBER 31
                                                                                                2003                2002
                                                                                             -----------        ------------
                                                                                             (UNAUDITED)
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2003 - $11,583,801; 2002 - $11,212,765)    $12,144,420        $11,655,465
     Equity securities, at market (amortized cost: 2003 - $40,059; 2002 - $51,095)                40,536             48,799
     Mortgage loans on real estate                                                             2,483,629          2,518,151
     Investment in real estate, net of accumulated depreciation                                   14,346             15,499
     Policy loans                                                                                536,085            543,161
     Other long-term investments                                                                 216,340            210,381
     Short-term investments                                                                      906,196            447,155
                                                                                             ------------       ------------
       Total investments                                                                      16,341,552         15,438,611

   Cash                                                                                           34,092             85,850
   Accrued investment income                                                                     195,095            180,950
   Accounts and premiums receivable, net                                                          50,897             50,544
   Reinsurance receivables                                                                     2,393,808          2,359,208
   Deferred policy acquisition costs                                                           1,705,577          1,680,724
   Goodwill                                                                                       35,143             35,143
   Property and equipment, net                                                                    41,283             38,878
   Other assets                                                                                  244,897            262,127
   Assets related to separate accounts
     Variable annuity                                                                          1,452,098          1,513,824
     Variable universal life                                                                     115,591            114,364
     Other                                                                                         4,377              4,330
                                                                                             ------------       ------------
                                                                                             $22,614,410        $21,764,553
                                                                                             ============       ============
LIABILITIES
   Policy liabilities and accruals                                                           $ 9,256,947        $ 9,087,340
   Stable value investment contract deposits                                                   4,106,685          4,018,552
   Annuity account balances                                                                    3,714,368          3,697,495
   Other policyholders' funds                                                                    172,271            174,665
   Other liabilities                                                                           1,117,696            620,731
   Accrued income taxes                                                                           60,575             36,859
   Deferred income taxes                                                                         226,596            206,845
   Debt
     Notes payable                                                                                 2,256              2,264
     Indebtedness to related parties                                                               2,000              2,000
   Liabilities related to separate accounts
     Variable annuity                                                                          1,452,098          1,513,824
     Variable universal life                                                                     115,591            114,364
     Other                                                                                         4,377              4,330
                                                                                             ------------       ------------
                                                                                              20,231,460         19,479,269
                                                                                             ------------       ------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B

SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares
     authorized and issued: 2,000, liquidation preference $2,000                                       2                  2
   Common Stock, $1.00 par value, shares
     authorized and issued:  5,000,000                                                             5,000              5,000
   Additional paid-in capital                                                                    846,619            846,619
   Note receivable from PLC Employee Stock Ownership Plan                                         (3,426)            (3,838)
   Retained earnings                                                                           1,237,841          1,201,587
   Accumulated other comprehensive income:
     Net unrealized gains (losses) on investments (net of income
       tax: 2003 - $159,911; 2002 - $128,145)                                                    296,978            237,983
     Accumulated loss - hedging (net of income tax: 2003 - $(34); 2002 - $(1,114))                   (64)            (2,069)
                                                                                             ------------       ------------
                                                                                               2,382,950          2,285,284
                                                                                             ------------       ------------
                                                                                             $22,614,410        $21,764,553
                                                                                             ============       ============

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                        THREE MONTHS ENDED
                                                                                                             MARCH 31
                                                                                                --------------------------------
                                                                                                      2003             2002
                                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                   $    38,062        $   39,253
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment losses                                                                       4,157               463
     Amortization of deferred policy acquisition costs                                               56,265            52,404
     Capitalization of deferred policy acquisition costs                                            (92,684)          (84,225)
     Depreciation expense                                                                             2,553             2,662
     Deferred income tax                                                                            (15,104)           18,940
     Accrued income tax                                                                              23,716           (56,973)
     Interest credited to universal life and investment products                                    142,383           225,670
     Policy fees assessed on universal life and investment products                                 (75,558)          (94,779)
     Change in accrued investment income and other receivables                                       49,098           (60,973)
     Change in policy liabilities and other policyholders' funds
       of traditional life and health products                                                       69,871            64,632
     Change in other liabilities                                                                    496,965            23,775
     Other (net)                                                                                     19,649           (15,143)
                                                                                                ------------       -----------
   Net cash provided by operating activities                                                        719,373           115,706
                                                                                                ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                               3,652,795         2,133,427
     Other                                                                                          119,860            51,030
   Sale of investments
     Investments available for sale                                                               5,553,365         2,563,224
     Other                                                                                              840                 0
   Cost of investments acquired
     Investments available for sale                                                             (10,136,785)       (5,125,362)
     Other                                                                                          (89,039)          (85,056)
   Purchase of property and equipment                                                                (5,874)           (1,698)
   Sale of property and equipment                                                                         0                43
                                                                                                ------------       -----------
   Net cash used in investing activities                                                           (904,838)         (464,392)
                                                                                                ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                                    0         1,180,472
   Principal payments on line of credit arrangements and debt                                            (8)       (1,252,979)
   Dividend to share owner                                                                           (1,808)                0
   Investment product deposits and change in universal life deposits                                586,860           679,264
   Investment product withdrawals                                                                  (451,337)         (307,610)
                                                                                                ------------       -----------
   Net cash provided by financing activities                                                        133,707           299,147
                                                                                                ------------       -----------

(DECREASE)/INCREASE IN CASH                                                                         (51,758)          (49,539)
CASH AT BEGINNING OF PERIOD                                                                          85,850           107,166
                                                                                                ------------       -----------
CASH AT END OF PERIOD                                                                           $    34,092        $   57,627
                                                                                                ============       ===========

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands)

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2002.

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, arbitration. Protective Life is currently in arbitration with one reinsurer with respect to amounts overpaid, and the reinsurer has indicated the intent to raise defenses and possible counterclaims. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

NOTE C - OPERATING SEGMENTS

        Protective Life operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

Annuities. The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force.

Acquisitions. The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

Stable Value Contracts. The Stable Value Contracts segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.

Asset Protection. The Asset Protection segment primarily markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers, and markets vehicle and recreational marine extended service contracts.

Corporate and Other. Protective Life has an additional business segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital). This segment also includes earnings from several lines of business which Protective Life is not actively marketing (mostly cancer insurance and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

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

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the inclusion of unallocated realized investment gains (losses) and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations.

                                                                        OPERATING SEGMENT INCOME FOR THE
                                                                        THREE MONTHS ENDED MARCH 31, 2003
                                                   ------------------------------------------------------------------------
                                                     LIFE                                                      STABLE VALUE
                                                   MARKETING           ANNUITIES             ACQUISITIONS        CONTRACTS
                                                   ---------           ---------             ------------      -------------
Premiums and policy fees                           $186,547            $ 5,883                 $ 74,040
Reinsurance ceded                                  (124,038)                                    (18,626)
                                                   ---------           --------                ---------
   Net of reinsurance ceded                          62,509              5,883                   55,414
Net investment income                                56,402             58,441                   62,296           $58,532
Realized investment gains (losses)                                          27                                     (6,701)
Other income                                            228                763                      905
                                                   ---------           --------                ---------          --------
       Total revenues                               119,139             65,114                  118,615            51,831
                                                   ---------           --------                ---------          --------
Benefits and settlement expenses                     72,790             52,986                   73,596            47,765
Amortization of deferred policy
   acquisition costs                                 23,071              4,386                   10,081               599
Other operating expenses                             (7,416)             4,912                   11,759             1,031
                                                   ---------           --------                ---------          --------
       Total benefits and expenses                   88,445             62,284                   95,436            49,395
                                                   ---------           --------                ---------          --------
Income before income tax                             30,694              2,830                   23,179             2,436

                                                                              CORPORATE
                                                           ASSET                 AND                               TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS       CONSOLIDATED
                                                        ----------            ---------       -----------       ------------
Premiums and policy fees                                 $107,549              $11,192                            $385,211
Reinsurance ceded                                         (40,865)              (2,477)                           (186,006)
                                                         ---------             --------                           ---------
   Net of reinsurance ceded                                66,684                8,715                             199,205
Net investment income                                       9,827                2,912                             248,410
Realized investment gains (losses)                                                             $  2,517             (4,157)
Other income                                                6,699                  339                               8,934
                                                         ---------             --------        ---------          ---------
       Total revenues                                      83,210               11,966            2,517            452,392
                                                         ---------             --------        ---------          ---------
Benefits and settlement expenses                           40,524                8,282                             295,943
Amortization of deferred policy
   acquisition costs                                       17,798                  330                              56,265
Other operating expenses                                   24,090                9,193                              43,569
                                                         ---------             --------                           ---------
       Total benefits and expenses                         82,412               17,805                             395,777
                                                         ---------             --------                           ---------
Income before income tax                                      798               (5,839)                             56,615
Income tax expense                                                                               18,553             18,553
                                                                                                                  ---------
Net income                                                                                                        $ 38,062
                                                                                                                  =========

                                                                       OPERATING SEGMENT INCOME FOR THE
                                                                       THREE MONTHS ENDED MARCH 31, 2002
                                                  --------------------------------------------------------------------------
                                                     LIFE                                                      STABLE VALUE
                                                   MARKETING           ANNUITIES            ACQUISITIONS         CONTRACTS
                                                   ---------           ---------            ------------       ------------
Premiums and policy fees                           $149,422            $ 6,609                $  81,364
Reinsurance ceded                                  (100,015)                                    (18,003)
                                                   ---------           --------               ----------
   Net of reinsurance ceded                          49,407              6,609                   63,361
Net investment income                                50,268             51,944                   58,710           $59,507
Realized investment gains (losses)                                         382                                        521
Other income                                            218                892                      549
                                                   ---------           --------                ---------          --------
       Total revenues                                99,893             59,827                  122,620            60,028
                                                   ---------           --------                ---------          --------
Benefits and settlement expenses                     63,131             42,387                   79,244            48,829
Amortization of deferred policy
   acquisition costs                                 16,191              6,994                    8,909               565
Other operating expenses                             (1,218)             5,768                   10,878               885
                                                   ---------           --------                ---------          --------
       Total benefits and expenses                   78,104             55,149                   99,031            50,279
                                                   ---------           --------                ---------          --------
Income before income tax                             21,789              4,678                   23,589             9,749

                                                                              CORPORATE
                                                           ASSET                 AND                              TOTAL
                                                        PROTECTION              OTHER         ADJUSTMENTS      CONSOLIDATED
                                                        ----------             -------        -----------      ------------
Premiums and policy fees                                 $130,508              $12,854                            $380,757
Reinsurance ceded                                         (55,048)              (3,617)                           (176,683)
                                                         ---------             --------                           ---------
   Net of reinsurance ceded                                75,460                9,237                             204,074
Net investment income                                      11,095                  948                             232,472
Realized investment gains (losses)                                                              $(1,366)              (463)
Other income                                                6,917                   38                               8,614
                                                         ---------             --------         --------          ---------
       Total revenues                                      93,472               10,223           (1,366)           444,697
                                                         ---------             --------         --------          ---------
Benefits and settlement expenses                           45,125                8,005                             286,721
Amortization of deferred policy
   acquisition costs                                       19,304                  441                              52,404
Other operating expenses                                   20,377               12,908                              49,598
                                                         ---------             --------                           ---------
       Total benefits and expenses                         84,806               21,354                             388,723
                                                         ---------             --------                           ---------
Income before income tax                                    8,666              (11,131)                             55,974
Income tax expense                                                                               16,721             16,721
                                                                                                                  ---------
Net income                                                                                                        $ 39,253
                                                                                                                  =========

                                                                             OPERATING SEGMENT ASSETS
                                                                                 MARCH 31, 2003
                                                  ----------------------------------------------------------------------------
                                                     LIFE                                                       STABLE VALUE
                                                   MARKETING           ANNUITIES             ACQUISITIONS         CONTRACTS
                                                   ---------           ---------             ------------       -------------
Investments and other assets                      $4,393,631          $4,884,325              $4,511,751         $3,999,666
Deferred policy acquisition costs                  1,012,555              95,889                 416,606              4,825
Goodwill
                                                  -----------         -----------             -----------        -----------
Total assets                                      $5,406,186          $4,980,214              $4,928,357         $4,004,491
                                                  ===========         ===========             ===========        ===========

                                                                      CORPORATE
                                                    ASSET                AND                                      TOTAL
                                                  PROTECTION            OTHER                 ADJUSTMENTS      CONSOLIDATED
                                                  ----------          ----------              -----------      ------------
Investments and other assets                      $1,054,656          $1,906,473                $123,188        $20,873,690
Deferred policy acquisition costs                    167,457               8,245                                  1,705,577
Goodwill                                              35,143                                                         35,143
                                                  -----------         -----------               ---------       ------------
       Total assets                               $1,257,256          $1,914,718                $123,188        $22,614,410
                                                  ===========         ===========               =========       ============

                                                                         OPERATING SEGMENT ASSETS
                                                                             DECEMBER 31, 2002
                                                 -----------------------------------------------------------------------------
                                                     LIFE                                                       STABLE VALUE
                                                   MARKETING           ANNUITIES            ACQUISITIONS         CONTRACTS
                                                   ---------           ---------            ------------        -------------
Investments and other assets                      $4,193,732          $4,821,398              $4,553,955         $3,930,669
Deferred policy acquisition costs                    973,631              93,140                 435,592              4,908
Goodwill
                                                  -----------         -----------             -----------        -----------
       Total assets                               $5,167,363          $4,914,538              $4,989,547         $3,935,577
                                                  ===========         ===========             ===========        ===========

                                                                       CORPORATE
                                                    ASSET                 AND                                     TOTAL
                                                  PROTECTION             OTHER               ADJUSTMENTS       CONSOLIDATED
                                                  ----------          ----------             -----------       ------------
Investments and other assets                      $1,069,341          $1,355,762               $123,829         $20,048,686
Deferred policy acquisition costs                    165,751               7,702                                  1,680,724
Goodwill                                              35,143                                                         35,143
                                                  -----------         -----------              ---------        ------------
       Total assets                               $1,270,235          $1,363,464               $123,829         $21,764,553
                                                  ===========         ===========              =========        ============

NOTE D - STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at March 31, 2003, and for the three months then ended, Protective Life and its life insurance subsidiaries had combined share-owner’s equity of $831.3 million and a net loss of $12.6 million. The net loss primarily relates to federal income taxes and realized investment losses.

NOTE E - REINSURANCE RECEIVABLE

        In 2002, Protective Life discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.6 million. At December 31, 2002, Protective Life had recorded cash and receivables totaling $69.7 million, which reflects the amounts received and Protective Life’s current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected.

        At March 31, 2003, Protective Life reassessed the amount of the overpayment it expects to recover, and, as a result, increased related receivables by $2.8 million. The corresponding increase in premiums and policy fees resulted in $1.0 million of additional amortization of deferred policy acquisition costs. As a result, Protective Life’s pretax income for the three months ended March 31, 2003, increased by $1.8 million.

NOTE F - RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the Derivatives Implementation Group of the FASB cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

NOTE G - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of March 31, 2003, and during the quarter then ended, Protective Life had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        Protective Life has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective Life pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective Life designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the first quarter of 2003, Protective Life recognized income of $0.3 million related to the ineffective portion of the hedging instrument. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the first quarter of 2003, a pretax loss of $11.6 million representing the change in fair value of the hedged contracts during the quarter, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income. Additionally, at March 31, 2003, Protective Life reported a reduction to accumulated other comprehensive income of $0.1 million (net of income tax of $34 thousand) related to its derivatives designated as cash flow hedges. During the next twelve months, Protective Life expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expense, approximately $15 thousand.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the three months ended March 31, 2003, Protective Life recognized total pre-tax losses of $8.9 million representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective Life recognized a $6.7 million pre-tax gain for the first quarter 2003 while recognizing a $7.6 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts for the quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the three months ended March 31, 2003, Protective Life recognized a $0.1 million pre-tax gain for the change in the asset swaps’ fair value and recognized a $0.4 million pre-tax loss to separately record the embedded equity options at fair value.

NOTE H - COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                             -------------------------
                                                                                                2003            2002
                                                                                                ----            ----
         Net income                                                                           $38,062        $ 39,253
         Change in net unrealized gains/losses
           on investments (net of income tax:
           three months: 2003 - $33,769; 2002 - $(43,261))                                     62,715         (80,342)
         Change in Accumulated Loss-Hedging (net
           of income tax: 2003 - $1,080)                                                        2,005
         Reclassification adjustment for amounts
           included in net income (net of income tax:
           three months: 2003 - $(2,003); 2002 - $(299))                                       (3,720)           (556)
                                                                                              --------       ---------
         Comprehensive income (loss)                                                          $99,062        $(41,645)
                                                                                              ========       =========

NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the periods presented below:

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                   ---------------------
                                                                                                   2003             2002
                                                                                                   ----             ----
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Reduction of principal on note from ESOP                                                        $412             $661
                                                                                                   ====             ====

NOTE J - RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner’s equity.

NOTE K - ACQUISITIONS

        In June 2002, Protective Life coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since the transaction’s effective date.

        Summarized below are the consolidated results of operations for the period presented below on an unaudited pro forma basis, as if the acquisition had occurred as of January 1, 2002. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2002
                                                                   ------------------
                                                                       (UNAUDITED)

                           Total revenues                               $460,836
                           Net income                                     41,046

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

        For a more complete understanding of Protective Life’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Protective Life’s latest annual report on Form 10-K and our other filings with the SEC.

        Protective Life operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. Protective Life’s operating segments are Life Marketing, Annuities, Acquisitions, Stable Value Contracts, and Asset Protection. Protective Life also has an additional business segment referred to as Corporate and Other.

        This report reviews Protective Life’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and Protective Life cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99(a), incorporated by reference herein, for more information about factors which could affect future results.

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

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (“premiums and policy fees”):

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                              -------------------------
                                                                2003            2002
                                                                ----            ----
                                                                    (IN THOUSANDS)

           Premiums and Policy Fees                           $199,205        $204,074

        Premiums and policy fees decreased $4.9 million or 2.4% in the first three months of 2003 as compared to the first three months of 2002. Premiums and policy fees in the Life Marketing segment increased $13.1 million in the first three months of 2003 as compared to the same period in 2002 due to an increase in sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, Protective Life coinsured a block of insurance policies from Conseco Variable Insurance Company. This acquisition resulted in an increase in premiums and policy fees of $7.7 million during the three months ended March 31, 2003. Premiums and policy fees from older acquired blocks decreased $15.6 million in the first three months of 2003 as compared to the same period last year. The decrease in premiums and policy fees from the Annuities Segment was $0.7 million in the three months ended March 31, 2003, as compared to the same period in 2002. Premiums and policy fees related to the Asset Protection segment decreased $8.8 million in the first three months of 2003 as compared to the first three months of 2002 primarily due to the planned termination of a block of service contracts. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.5 million.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                            -------------------------
                                                              2003            2002
                                                              ----            ----
                                                                 (IN THOUSANDS)

                  Net Investment Income                     $248,410        $232,472

        Net investment income in the first three months of 2003 was $248.4 million, which was $15.9 million or 6.9% higher than the corresponding period of the preceding year primarily due to an increase in the average amount of invested assets. The June 2002 acquisition resulted in $8.4 million of investment income. The percentage earned on average cash and investments was 6.2% in the first quarter of 2003 compared to 6.9% in the first quarter of 2002. Investment returns have been negatively affected by higher prepayments on mortgage-backed securities and mortgage loans, and lower interest rates.

Realized Investment Gains

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

                     REALIZED INVESTMENT                          THREE MONTHS ENDED
                        GAINS/(LOSSES)                                  MARCH 31
                     -------------------                      ------------------------
                                                                2003            2002
                                                                ----            ----
                                                                    (IN THOUSANDS)

                Derivative Financial Instruments              $(9,880)       $(1,318)
                All Other Investments                           5,723            855

        The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first three months of 2003 of $15.9 million were largely offset by realized investment losses of $10.2 million. Realized investment gains related to all other investments in the first three months of 2002 of $29.1 million were largely offset by realized investment losses of $29.0 million. During the first three months of 2003 and 2002, Protective Life recorded other-than-temporary impairments in its investments of $9.0 million and $9.6 million, respectively.

        Each quarter Protective Life reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any other-than-temporary asset impairments exist. Once a determination has been made that an other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, Protective Life considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, Protective Life considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery.

Other Income

        The following table sets forth other income for the periods shown:

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                              -----------------------
                                               2003            2002
                                               ----            ----
                                                   (IN THOUSANDS)

         Other Income                         $8,934          $8,614

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. Other income in the first three months of 2003 was $0.3 million higher than the corresponding period of 2002. In the first three months of 2003 as compared to the same period of 2002, revenues from Protective Life’s service contract business decreased $0.6 million. Income from other sources increased $0.9 million.

Income Before Income Tax

        Management evaluates the results of Protective Life’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of Protective Life’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of changes in accounting principles, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing Protective Life’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of Protective Life’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, Protective Life’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                      OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                            (IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31
                                                                                                    ------------------------
                                                                                                      2003            2002
                                                                                                      ----            ----

Operating Income (Loss)(1)
     Life Marketing                                                                                  $30,694        $21,789
     Annuities                                                                                         3,534          4,662
     Acquisitions                                                                                     23,179         23,589
     Stable Value Contracts                                                                            9,137          9,228
     Asset Protection                                                                                    798          8,666
     Corporate and Other                                                                              (5,839)       (11,131)
                                                                                                     --------       --------
     Total operating income                                                                           61,503         56,803
                                                                                                     --------       --------

Realized Investment Gains (Losses)
     Annuities                                                                                            27            382
     Stable Value Contracts                                                                           (6,701)           521
     Unallocated Realized Investment Gains (Losses)                                                    2,517         (1,366)
Related Amortization of Deferred Policy
   Acquisition Costs
     Annuities                                                                                          (731)          (366)
                                                                                                     --------       --------
     Total net                                                                                        (4,888)          (829)
                                                                                                     --------       --------

Income (Loss) Before Income Tax
     Life Marketing                                                                                   30,694         21,789
     Annuities                                                                                         2,830          4,678
     Acquisitions                                                                                     23,179         23,589
     Stable Value Contracts                                                                            2,436          9,749
     Asset Protection                                                                                    798          8,666
     Corporate and Other                                                                              (5,839)       (11,131)
     Unallocated Realized Investment Gains (Losses)                                                    2,517         (1,366)
                                                                                                     --------       --------
     Total income before income tax                                                                  $56,615        $55,974
                                                                                                     ========       ========

(1) Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $30.7 million in the first three months of 2003 compared to $21.8 million in the same period of 2002. The increase is primarily attributable to growth in business-in-force due to strong sales in prior periods and lower expense variances. First quarter 2003 earnings include $1.8 million related to an increase in Protective Life’s estimate of amounts to be recovered related to the previously disclosed overpayment of certain reinsurance premiums. Mortality experience during the quarter was approximately $1.4 million worse than pricing and $1.8 million less favorable than in the prior year quarter.

        The Annuities segment’s pretax operating income of $3.5 million for the first quarter of 2003 declined from $4.7 million in the first quarter of 2002 primarily because of spread compression and lower sales volume in the fixed annuity lines during the first quarter of 2003 as compared to the first quarter of 2002 and an increase of $0.6 million to the liability for guaranteed minimum death benefits.

        Protective Life offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. Protective Life’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. Protective Life then accrues to that amount over four quarters. At March 31, 2003, the total GMDB reserve was $6.2 million. At March 31, 2003, the total guaranteed amount payable under the GMDB feature based on variable annuity account balances at March 31, 2003 was $564.0 million.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), Protective Life’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $28.8 million at March 31, 2003.

        The Annuities segment’s future results may continue to be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

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

        Pretax operating income from the Acquisitions segment was $23.2 million in the first three months of 2003, a decrease of $0.4 million from the first three months of 2002. This decrease was primarily attributable to a correction in our investment income allocation process, which had the effect of transferring $2.1 million of investment income in the quarter from this segment to the Corporate and Other segment, and to $1.1 million of higher expenses incurred during the quarter. These declines were partially offset by $2.8 million of earnings related to the coinsurance of a block of policies from Conseco.

        The Stable Value Contracts segment had pretax operating income of $9.1 million in the first three months of 2003 as compared to $9.2 million in the corresponding period of 2002. The decrease is primarily due to a narrowing of average spreads from 98 basis points in the first quarter of 2002, to 93 basis points in the first quarter of 2003.

        The Asset Protection segment had pretax operating income of $0.8 million in the first three months of 2003 as compared to $8.7 million for the same period in 2002. The segment’s core operating lines had pretax operating income of $3.2 million in the first quarter of 2003 as compared to $7.1 million in the first quarter of 2002. Non-core and ancillary lines had a loss of $0.7 million in the first quarter of 2003 compared to a loss of $1.1 million in the first quarter of 2002. Included in the segment’s pretax income for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary. In addition, the Company recorded a charge of $1.7 million related to certain uncollectible balances from a third party contract administrator in the first quarter of 2003.

        Protective Life continues to closely monitor the effects that declines in used vehicle values might have on residual value reserves in the Asset Protection segment. Protective Life expects that if recent declines in used vehicle values persist, additional increases to these reserves may be required.

        Protective Life continues to actively market two inactive charters held in the Asset Protection segment. Protective Life has entered into a definitive agreement for the sale of one of the charters and subject to regulatory approval and other customary closing conditions, expects to receive proceeds from the sale of approximately $6.8 million in either the second or third quarter of 2003.

        The Corporate and Other segment consists primarily of net investment income on capital and various other items not associated with the other segments. The segment had a pretax operating loss of $5.8 million in the first three months of 2003 as compared to a pretax operating loss of $11.1 million in the first three months of 2002. An increase of $2.1 million came from additional investment income related to the previously discussed correction in the Company’s investment allocation process.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                             -----------------------
                                                              2003            2002
                                                              ----            ----
         Effective Income Tax Rates                           32.8%           29.9%

        The effective income tax rate for the full year of 2002 was 34.9%. Management’s estimate of the effective income tax rate for the full year 2003 is approximately 32.8%.

Net Income

        The following table sets forth net income for the periods shown:

                                                                  THREE MONTHS ENDED
                  NET INCOME                                           MARCH 31
                  ----------                                 ---------------------------
                                                                2003              2002
                                                                ----              ----
              Total (in thousands)                            $38,062           $39,253

        Compared to the same period in 2002, net income in the first three months of 2003 decreased $1.2 million, reflecting lower operating results in the Annuities, Acquisitions, Stable Value Contracts, and Asset Protection segments partially offset by improved operating earnings in the Life Marketing and Corporate and Other segments and higher realized investment gains.

Known Trends and Uncertainties

        The factors which could affect Protective Life’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over-or-underpayments of amounts owed to or by Protective Life and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect Protective Life and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; and computer viruses could affect our data processing systems or those of our business partners. Please refer to Exhibit 99(a), incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In April 2003, the Derivatives Implementation Group of the FASB cleared Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

Review by Independent Accountants

        With respect to the unaudited consolidated condensed financial information of Protective Life Insurance Company for the three-month periods ended March 31, 2003 and 2002. PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 9, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

LIQUIDITY AND CAPITAL RESOURCES

        Protective Life’s operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium- and long-term obligations reserved using certain assumed interest rates, Protective Life’s investments are predominantly in medium- and long-term, fixed-rate investments such as bonds and mortgage loans.

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

        Protective Life’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2003, the fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $12,144.4 million, which is 4.8% above amortized cost of $11,583.8 million. Protective Life had $2,483.6 million in mortgage loans at March 31, 2003. While Protective Life’s mortgage loans do not have quoted market values, at March 31, 2003, Protective Life estimates the market value of its mortgage loans to be $2,731.6 million (using discounted cash flows from the next call date), which is 10.0% above amortized cost. Most of Protective Life’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market value fluctuations are not expected to adversely affect liquidity.

        At March 31, 2003 and December 31, 2002, Protective Life had gross unrealized losses of $114.9 million and $182.8 million, respectively. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $22.9 million and $34.3 million, at March 31, 2003, and December 31, 2002, respectively.

        For several years, Protective Life has offered a type of commercial loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2003, approximately $348.1 million of Protective Life’s mortgage loans have this participation feature.

        At March 31, 2003, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. Bonds rated less than investment grade were 6.0% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        Policy loans at March 31, 2003, were $536.1 million, a decrease of $7.1 million from December 31, 2002. Policy loan rates are generally in the 4.0% to 8.0% range. Such rates at least equal the assumed interest rates used for future policy benefits.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At March 31, 2003, Protective Life had outstanding mortgage loan commitments of $542.9 million.

Liabilities

        Many of Protective Life’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At March 31, 2003, Protective Life had policy liabilities and accruals of $9.3 billion. Protective Life’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At March 31, 2003, Protective Life had $4.1 billion of stable value contract account balances and $3.7 billion of annuity account balances.

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

Asset/Liability Management

        Protective Life’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is Protective Life’s policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

        Protective Life believes its asset/liability management programs and procedures and certain product features provide protection for Protective Life against the effects of changes in interest rates under various scenarios. Additionally, Protective Life believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, Protective Life’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of Protective Life’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

        Approximately 20% of Protective Life’s liabilities relate to products (primarily whole life insurance) the profitability of which may be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,091.5 million in 2003. Protective Life’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective Life.

        Protective Life was committed at March 31, 2003, to fund mortgage loans in the amount of $542.9 million. Protective Life held $940.3 million in cash and short-term investments at March 31, 2003.

        While Protective Life generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, Protective Life recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, Protective Life has arranged sources of credit for its insurance subsidiaries to use when needed. Protective Life expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, Protective Life may, from time to time, sell short-duration stable value products to complement its cash management practices.

        Protective Life has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

Capital

        At March 31, 2003, PLC had $150.0 million outstanding under its $200.0 million revolving line of credit due October 1, 2005, at an interest rate of 1.81%.

        At December 31, 2002, approximately $1,384.0 million of consolidated share-owner’s equity, excluding net unrealized investment gains and losses, represented net assets of Protective Life that cannot be transferred to PLC. In addition, the states in which Protective Life’s insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life. Protective Life plans to retain substantial portions of its earnings to support future growth.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of Protective Life and its insurance subsidiaries. Protective Life may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Contractual Obligations

        The table below sets forth future maturities of stable value contracts, notes payable, indebtedness to PLC, operating lease obligation, and mortgage loan commitments.

          (IN THOUSANDS)                                        2003          2004-2005        2006-2007       After 2007
          --------------                                        ----          ---------        ---------       ----------
     Stable value contracts                                   $686,527        $1,695,194       $1,648,069        $76,895
     Notes payable                                                                 2,256
     Indebtedness to PLC                                         2,000
     Operating lease obligation                                  1,166             3,110            68,740
     Mortgage loan commitments                                 542,875

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business is involved in such litigation and in arbitration. Protective Life is currently in arbitration with one reinsurer with respect to reinsurance premium amounts overpaid, and the reinsurer has indicated the intent to raise defenses and possible counterclaims. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life.

        Protective Life from time to time is subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Among other actions, a state insurance department is currently investigating Protective Life’s management of a small block of the health insurance business in a discontinued line of business, apparently as part of a larger inquiry related to the overall health insurance industry. Although Protective Life cannot predict what actions may be taken by any regulatory authority, Protective Life does not believe that this or any other matter currently under examination, review, or investigation or any other pending or threatened regulatory or tax-related action with respect to Protective Life or any of its subsidiaries is reasonably likely to have a material effect on Protective Life.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While Protective Life cannot predict the impact of this legislation, it could cause Protective Life to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of Protective Life’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, all life insurance companies, including Protective Life and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict the ability of some companies to purchase certain corporate or bank-owned life insurance products. Additionally, changes in tax law based on recent proposals to reduce or eliminate federal income tax on corporate dividends and to establish new tax advantaged retirement and life savings plans could, if enacted, reduce the tax advantage of investing in certain life insurance or annuity products.

        Legislation has been enacted that would, over time, reduce and ultimately eliminate the estate tax. Life insurance products are often used to fund estate tax obligations. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products would be adversely affected.

        Protective Life’s Life Marketing segment is currently developing and implementing a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, and various other components of the segment’s balance sheet. The segment’s future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        Protective Life’s ability to grow depends in large part upon the continued availability of capital. Protective Life has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as Protective Life has incurred realized and unrealized losses on its invested assets, and to increase its GMDB related policy liabilities and accruals in accordance with statutory accounting practices. In recent years, most financial services companies, including PLC, experienced a decrease in the market price of their common stock. A lower stock price for PLC may limit Protective Life’s ability to raise capital to fund other growth opportunities and acquisitions. Although Protective Life believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable or foreseeable, nor within Protective Life’s control. A lack of sufficient capital could impair Protective Life’s ability to grow.

        Protective Life had previously disclosed that in connection with a review of a Registration Statement, the staff of the SEC had commented on several matters including a request for information concerning certain below investment grade securities having unrealized losses and Protective Life’s determination that these securities did not have other than temporary impairments. In response to comments from the SEC we have expanded our disclosures related to unrealized losses on investments. The staff of the SEC has advised us that it has completed its review of Protective Life’s periodic reports and has no further comments on these filings.

        Protective Life previously discontinued the issuance of certificates under a group association health insurance policy. A small number of certificates remain in force under that group policy. (This line of business is accounted for as discontinued operations.) A recently passed law in the State of Florida provides additional rights to persons insured under group association policies to receive coverage under individual conversion policies. Protective Life is currently reviewing the adequacy of its reserves in light of this new law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date:	May 15, 2003	/s/ Jerry W. DeFoor
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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Allen W. Ritchie
Title: Executive Vice President and Chief Financial Officer