Form 10-Q
period 2003-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2003-08-14
CIK 310826

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Numbers 33-31940; 33-39345; 33-57052; 333-02249

Protective Life Insurance Company
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	63-0169720 (IRS Employer Identification Number)

2801 Highway 280 South
Birmingham, Alabama 35223
(Address of principal executive offices and zip code)

(205) 268-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of Common Stock, $1.00 par value, outstanding as of August 8, 2003: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of Protective Life's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, share-owner's equity, and cash flows for the year then ended (not presented herein), and in our report dated March 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 6, 2003

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
REVENUES
Premiums and policy fees	$392,952	$376,854	$777,186	$754,074
Reinsurance ceded	(201,100)	(200,312)	(387,106)	(376,995)

Premiums and policy fees, net of reinsurance ceded	191,852	176,542	390,080	377,079
Net investment income	253,354	241,315	501,764	473,787
Realized investment gains (losses)
Derivative financial instruments	(5,717)	1,467	(15,597)	149
All other investments	29,523	7,205	35,246	8,060
Other income	22,189	12,087	31,123	20,701

	491,201	438,616	942,616	879,776

BENEFITS AND EXPENSES
Benefits and settlement expenses (net of reinsurance ceded: three months: 2003—$217,445; 2002—$180,959 six months: 2003—$435,216; 2002—$330,144)	282,575	283,836	577,541	567,020
Amortization of deferred policy acquisition costs	69,967	47,227	127,913	102,145
Other operating expenses (net of reinsurance ceded: three months: 2003—$35,444; 2002—$42,655 six months: 2003—$64,477; 2002—$76,229)	35,007	30,904	76,895	77,988

	387,549	361,967	782,349	747,153

INCOME BEFORE INCOME TAX	103,652	76,649	160,267	132,623
Income tax expense	34,816	26,357	53,369	43,078

NET INCOME	$68,836	$50,292	$106,898	$89,545

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30 2003	December 31 2002
	(Unaudited)
ASSETS
Investments:
Fixed maturities, at market (amortized cost: 2003—$11,676,396; 2002—$11,212,765)	$12,503,064	$11,655,465
Equity securities, at market (amortized cost: 2003—$38,864; 2002—$51,095)	40,038	48,799
Mortgage loans on real estate	2,543,013	2,518,151
Investment in real estate, net	11,792	15,499
Policy loans	532,981	543,161
Other long-term investments	248,967	210,381
Short-term investments	802,712	447,155

Total investments	16,682,567	15,438,611
Cash	70,178	85,850
Accrued investment income	184,296	180,950
Accounts and premiums receivable, net	50,397	50,544
Reinsurance receivables	2,300,365	2,330,678
Deferred policy acquisition costs	1,729,617	1,709,254
Goodwill	35,143	35,143
Property and equipment, net	43,493	38,878
Other assets	241,171	262,127
Assets related to separate accounts
Variable annuity	1,718,478	1,513,824
Variable universal life	137,027	114,364
Other	4,400	4,330

	$23,197,132	$21,764,553

LIABILITIES
Policy liabilities and accruals	$9,385,894	$9,087,340
Stable value investment contract deposits	4,214,470	4,018,552
Annuity account balances	3,681,814	3,697,495
Other policyholders' funds	177,537	174,665
Other liabilities	901,756	620,731
Accrued income taxes	33,079	36,859
Deferred income taxes	324,022	206,845
Debt
Notes payable	2,249	2,264
Indebtedness to related parties		2,000
Liabilities related to separate accounts
Variable annuity	1,718,478	1,513,824
Variable universal life	137,027	114,364
Other	4,400	4,330

	20,580,726	19,479,269

COMMITMENTS AND CONTINGENT LIABILITIES—NOTE B
SHARE-OWNER'S EQUITY
Preferred Stock, $1.00 par value, shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1.00 par value, shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	846,619	846,619
Note receivable from PLC Employee Stock Ownership Plan	(3,426)	(3,838)
Retained earnings	1,306,676	1,201,587
Accumulated other comprehensive income:
Net unrealized gains on investments (net of income tax: 2003—$247,887; 2002—$128,145)	460,362	237,983
Accumulated gain (loss)—hedging (net of income tax: 2003—$632; 2002—$(1,114))	1,173	(2,069)

	2,616,406	2,285,284

	$23,197,132	$21,764,553

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,898	$89,545
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(19,649)	(8,209)
Amortization of deferred policy acquisition costs	127,913	88,336
Capitalization of deferred policy acquisition costs	(195,112)	(189,860)
Depreciation expense	5,907	5,560
Deferred income tax	(8,663)	81,015
Accrued income tax	(3,780)	(107,815)
Interest credited to universal life and investment products	275,733	560,416
Policy fees assessed on universal life and investment products	(151,732)	(122,447)
Change in accrued investment income and other receivables	27,114	(50,447)
Change in policy liabilities and other policyholders' funds of traditional life and health products	114,252	47,199
Change in other liabilities	(122,698)	24,885
Other (net)	25,338	(5,130)

Net cash provided by operating activities	181,521	413,048

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities and principal reductions of investments
Investments available for sale	6,907,171	4,436,562
Other	230,633	148,496
Sale of investments
Investments available for sale	9,624,813	4,326,372
Other	2,840	4,218
Cost of investments acquired
Investments available for sale	(16,963,491)	(9,661,370)
Other	(246,781)	(216,729)
Acquisitions and bulk reinsurance assumptions	0	130,515
Sale of charter	16,869	0
Purchase of property and equipment	(10,834)	(3,504)
Sale of property and equipment	0	48

Net cash used in investing activities	(438,780)	(835,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under line of credit arrangements and debt	219,000	1,987,272
Principal payments on line of credit arrangements and debt	(219,015)	(2,104,285)
Dividend to share owner	(1,808)	0
Principal payment on surplus notes to PLC	0	(2,000)
Investment product deposits and change in universal life deposits	875,749	1,040,707
Investment product withdrawals	(632,339)	(587,062)

Net cash provided by financing activities	241,587	334,632

DECREASE IN CASH	(15,672)	(87,712)
CASH AT BEGINNING OF PERIOD	85,850	107,166

CASH AT END OF PERIOD	$70,178	$19,454

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands)

NOTE A—BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries ("Protective Life") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life's annual report on Form 10-K for the year ended December 31, 2002.

        Protective Life is a wholly-owned subsidiary of Protective Life Corporation ("PLC").

NOTE B—COMMITMENTS AND CONTINGENT LIABILITIES

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

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business is involved in such litigation or, alternatively, in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life. Protective Life had previously disclosed that it was in arbitration with one reinsurer with respect to the overpayment of reinsurance premiums. However, Protective Life has reached agreement with respect to the terms of a settlement and expects this arbitration to be dismissed in due course.

NOTE C—OPERATING SEGMENTS

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

	Operating Segment Income for the Six Months Ended June 30, 2003
	Life Marketing	Acquisitions	Annuities	Stable Value Contracts
Premiums and policy fees	$388,360	$144,389	$12,270
Reinsurance ceded	(265,939)	(37,157)

Net of reinsurance ceded	122,421	107,232	12,270
Net investment income	113,769	124,816	116,221	$117,622
Realized investment gains (losses)			11,232	(2,442)
Other income	1,181	2,447	1,597

Total revenues	237,371	234,495	141,320	115,180

Benefits and settlement expenses	132,430	145,570	104,325	94,722
Amortization of deferred policy acquisition costs	47,269	18,555	18,353	1,118
Other operating expenses	(20,211)	22,630	11,124	2,546

Total benefits and expenses	159,488	186,755	133,802	98,386

Income before income tax	77,883	47,740	7,518	16,794
Less: realized investment gains (losses)			11,232	(2,442)
Add back: related amortization of deferred policy acquisition costs			10,098

Operating income	77,883	47,740	6,384	19,236

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Premiums and policy fees	$211,625	$20,542		$777,186
Reinsurance ceded	(80,832)	(3,178)		(387,106)

Net of reinsurance ceded	130,793	17,364		390,080
Net investment income	19,453	9,883		501,764
Realized investment gains (losses)			$10,859	19,649
Other income	24,512	1,386		31,123

Total revenues	174,758	28,633	10,859	942,616

Benefits and settlement expenses	84,697	15,797		577,541
Amortization of deferred policy acquisition costs	41,970	648		127,913
Other operating expenses	44,351	16,455		76,895

Total benefits and expenses	171,018	32,900		782,349

Income before income tax	3,740	(4,267)		160,267
Less: realized investment gains (losses)
Add back: related amortization of deferred policy acquisition costs

Operating income	3,740	(4,267)
Income tax expense			53,369	53,369

Net income				$106,898

	Operating Segment Income for the Three Months Ended June 30, 2003
	Life Marketing	Acquisitions	Annuities	Stable Value Contracts
Premiums and policy fees	$201,813	$71,326	$6,387
Reinsurance ceded	(141,901)	(18,531)

Net of reinsurance ceded	59,912	52,795	6,387
Net investment income	57,367	62,520	57,780	$59,090
Realized investment gains (losses)			11,205	4,259
Other income	953	1,542	834

Total revenues	118,232	116,857	76,206	63,349

Benefits and settlement expenses	59,640	72,951	51,339	46,957
Amortization of deferred policy acquisition costs	24,198	8,474	13,967	519
Other operating expenses	(12,795)	10,871	6,212	1,515

Total benefits and expenses	71,043	92,296	71,518	48,991

Income before income tax	47,189	24,561	4,688	14,358
Less: realized investment gains (losses)			11,205	4,259
Add back: related amortization of deferred policy acquisition costs			9,367

Operating income	47,189	24,561	2,850	10,099

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Premiums and policy fees	$104,076	$9,350		$392,952
Reinsurance ceded	(39,967)	(701)		(201,100)

Net of reinsurance ceded	64,109	8,649		191,852
Net investment income	9,626	6,971		253,354
Realized investment gains (losses)			$8,342	23,806
Other income	17,813	1,047		22,189

Total revenues	91,548	16,667	8,342	491,201

Benefits and settlement expenses	44,173	7,515		282,575
Amortization of deferred policy acquisition costs	22,491	318		69,967
Other operating expenses	21,942	7,262		35,007

Total benefits and expenses	88,606	15,095		387,549

Income before income tax	2,942	1,572		103,652
Less: realized investment gains (losses)
Add back: related amortization of deferred policy acquisition costs

Operating income	2,942	1,572
Income tax expense			34,816	34,816

Net income				$68,836

	Operating Segment Income for the Six Months Ended June 30, 2002
	Life Marketing	Acquisition	Annuities	Stable Value Contracts
Premiums and policy fees	$309,291	$144,259	$13,450
Reinsurance ceded	(223,143)	(35,892)

Net of reinsurance ceded	86,148	108,367	13,450
Net investment income	101,509	117,512	105,454	$121,533
Realized investment gains (losses)			3,237	256
Other income	380	1,073	1,795

Total revenues	188,037	226,952	123,936	121,789

Benefits and settlement expenses	123,890	144,265	87,448	98,911
Amortization of deferred policy acquisition costs	28,297	16,706	13,677	1,160
Other operating expenses	(12,714)	21,909	11,577	1,947

Total benefits and expenses	139,473	182,880	112,702	102,018

Income before income tax	48,564	44,072	11,234	19,771
Less: realized investment gains (losses)			3,237	256
Add back: related amortization of deferred policy acquisition costs			1,319

Operating income	48,564	44,072	9,316	19,515

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Premiums and policy fees	$258,458	$28,616		$754,074
Reinsurance ceded	(107,577)	(10,383)		(376,995)

Net of reinsurance ceded	150,881	18,233		377,079
Net investment income	21,983	5,796		473,787
Realized investment gains (losses)			$4,716	8,209
Other income	16,950	503		20,701

Total revenues	189,814	24,532	4,716	879,776

Benefits and settlement expenses	95,412	17,094		567,020
Amortization of deferred policy acquisition costs	41,496	809		102,145
Other operating expenses	40,372	14,897		77,988

Total benefits and expenses	177,280	32,800		747,153

Income before income tax	12,534	(8,268)		132,623
Less: realized investment gains (losses)
Add back: related amortization of deferred policy acquisition costs

Operating income	12,534	(8,268)
Income tax expense			43,078	43,078

Net income				$89,545

	Operating Segment Income for the Three Months Ended June 30, 2002
	Life Marketing	Acquisitions	Annuities	Stable Value Contracts
Premiums and policy fees	$159,869	$66,432	$6,841
Reinsurance ceded	(123,128)	(17,889)

Net of reinsurance ceded	36,741	48,543	6,841
Net investment income	51,241	58,802	53,510	$62,026
Realized investment gains (losses)			2,855	(265)
Other income	162	524	903

Total revenues	88,144	107,869	64,109	61,761

Benefits and settlement expenses	60,759	68,558	45,061	50,082
Amortization of deferred policy acquisition costs	12,106	7,797	6,683	595
Other operating expenses	(11,496)	11,031	5,809	1,062

Total benefits and expenses	61,369	87,386	57,553	51,739

Income before income tax	26,775	20,483	6,556	10,022
Less: realized investment gains (losses)			2,855	(265)
Add back: related amortization of deferred policy acquisition costs			952

Operating income	26,775	20,483	4,653	10,287

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Premiums and policy fees	$127,950	$15,762		$376,854
Reinsurance ceded	(52,529)	(6,766)		(200,312)

Net of reinsurance ceded	75,421	8,996		176,542
Net investment income	10,888	4,848		241,315
Realized investment gains (losses)			$6,082	8,672
Other income	10,033	465		12,087

Total revenues	96,342	14,309	6,082	438,616

Benefits and settlement expenses	50,287	9,089		283,836
Amortization of deferred policy acquisition costs	19,678	368		47,227
Other operating expenses	22,509	1,989		30,904

Total benefits and expenses	92,474	11,446		361,967

Income before income tax	3,868	2,863		76,649
Less: realized investment gains (losses)
Add back: related amortization of deferred policy acquisition costs

Operating income	3,868	2,863
Income tax expense			26,357	26,357

Net income				$50,292

	Operating Segment Assets June 30, 2003
	Life Marketing	Acquisitions	Annuities	Stable Value Contracts
Investments and other assets	$4,638,266	$4,510,613	$4,864,930	$4,071,786
Deferred policy acquisition costs	1,059,372	390,857	72,450	4,621
Goodwill

Total assets	$5,697,638	$4,901,470	$4,937,380	$4,076,407

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$1,119,193	$2,112,729	$114,855	$21,432,372
Deferred policy acquisition costs	194,632	7,685		1,729,617
Goodwill	35,143			35,143

Total assets	$1,348,968	$2,120,414	$114,855	$23,197,132

	Operating Segment Assets December 31, 2002
	Life Marketing	Acquisitions	Annuities	Stable Value Contracts
Investments and other assets	$4,193,732	$4,553,955	$4,821,398	$3,930,669
Deferred policy acquisition costs	973,631	435,592	93,140	4,908
Goodwill

Total assets	$5,167,363	$4,989,547	$4,914,538	$3,935,577

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$1,040,811	$1,355,762	$123,829	$20,020,156
Deferred policy acquisition costs	194,281	7,702		1,709,254
Goodwill	35,143			35,143

Total assets	$1,270,235	$1,363,464	$123,829	$21,764,553

NOTE D—STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory accounting reporting practices, at June 30, 2003, and for the three months then ended, Protective Life and its life insurance subsidiaries had combined share-owner's equity of $883.1 million and net income of $24.2 million.

NOTE E—REINSURANCE RECEIVABLE

        In 2002, Protective Life discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, Protective Life had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and Protective Life's then current estimate of amounts to be recovered in the future, based upon the information then available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected.

        As of the date of this report, Protective Life has received payment from, or reached definitive agreement with, substantially all of the affected reinsurance companies. As a result, Protective Life has increased related receivables by $18.4 million during the first six months of 2003, with $15.6 million of the increase occurring in the second quarter of 2003. The corresponding increase in premium and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisition costs in the first six months of 2003 ($5.1 million of the increase was in the second quarter of 2003). As a result, Protective Life's pretax income for the first six months of 2003 increased by $12.3 million, and by $10.5 million in the second quarter of 2003.

NOTE F—RECENTLY ISSUED ACCOUNTING STANDARDS

        In April 2003, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) cleared Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Protective Life does not expect the adoption of SFAS No. 150 to have a material effect on Protective Life's financial position or results of operations.

NOTE G—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of June 30, 2003, and during the six months then ended, Protective Life had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        Protective Life has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective Life pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective Life designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the second quarter of 2003, the income recognized by Protective Life related to the ineffective portion of the hedging instrument was immaterial. For the six months ended June 30, 2003, Protective Life recognized income of $0.3 million related to the ineffective portion of the hedging instrument. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the three and six month periods ended June 30, 2003, a pretax loss of $18.7 million and $30.3 million, respectively, representing the change in fair value of the hedged contracts during the period, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses)—Derivative Financial Instruments in Protective Life's consolidated condensed statements of income. Additionally, at June 30, 2003, Protective Life reported an increase in accumulated other comprehensive income of $1.2 million (net of income tax of $0.6 million) related to its derivatives designated as cash flow hedges. During the next twelve months, Protective Life expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expense, approximately $0.7 million.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the three and six months ended June 30, 2003, Protective Life recognized total pretax losses of $7.4 million and $16.3 million, respectively, representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective Life recognized a $24.5 million pretax gain for the first six months of fiscal 2003 and a $17.9 million pretax gain for the current quarter while recognizing a $24.5 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the six month period and a $16.9 million pretax loss for the current quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses)—Derivative Financial Instruments in Protective Life's consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the six months ended June 30, 2003, Protective Life recognized a $1.0 million pretax gain for the change in the asset swaps' fair value and recognized a $0.6 million pretax loss to separately record the embedded equity options at fair value. For the three months ended June 30, 2003, Protective Life recognized a $0.9 million pretax gain for the change in the asset swaps' fair value and recognized a $0.2 million pretax loss to separately record the embedded equity options at fair value.

NOTE H—COMPREHENSIVE INCOME

        The following table sets forth Protective Life's comprehensive income for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$68,836	$50,292	$106,898	$89,545
Change in net unrealized gains/losses on investments (net of income tax: three months: 2003—$98,309; 2002—$74,692 six months: 2003—$132,079; 2002—$31,431)	182,574	138,714	245,289	58,372
Change in accumulated gain-hedging (net of income tax: three months: 2003—$666 six months: 2003—$1,746)	1,237		3,242
Reclassification adjustment for amounts included in net income (net of income tax: three months: 2003—$(10,333); 2002—$(2,522) six months: 2003—$(12,336); 2002—$(2,821))	(19,190)	(4,683)	(22,910)	(5,239)

Comprehensive income	$233,457	$184,323	$332,519	$142,678

NOTE I—SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the periods presented below:

	Six Months Ended June 30
	2003	2002
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Reduction of principal on note from ESOP	$412	$661

NOTE J—RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, total assets, or share-owner's equity.

NOTE K—ACQUISITIONS

        In June 2002, Protective Life coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. The transaction has been accounted for as a purchase, and the results of the transaction have been included in the accompanying financial statements since the transaction's effective date.

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

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(UNAUDITED)	(UNAUDITED)
Total revenues	$454,748	$912,048
Net income	52,248	93,294

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

        For a more complete understanding of Protective Life's business and its current period results, please read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Protective Life's latest annual report on Form 10-K and other filings with the SEC.

        Protective Life operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. Protective Life's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Contracts, and Asset Protection. Protective Life also has an additional business segment referred to as Corporate and Other.

        This report reviews Protective Life's financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and Protective Life cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors which could affect future results.

        The following discussion and analysis primarily relates to the six months ended June 30, 2003, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended June 30, 2003, as it compares to the same quarter last year. Where needed for a more complete understanding of Protective Life's operating results, information related to the quarters ended June 30, 2003, and June 30, 2002, has been provided.

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

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ceded ("premiums and policy fees"):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands)
Premiums and Policy Fees	$191,852	$176,542	$390,080	$377,079

        Premiums and policy fees increased $13.0 million or 3.4% in the first six months of 2003 as compared to the first six months of 2002. Premiums and policy fees in the Life Marketing segment increased $36.3 million in the first six months of 2003 as compared to the same period in 2002. In the first six months of 2003, Protective Life recorded $18.4 million of additional premiums related to recoveries of overpaid reinsurance. (See Note E in the Notes to Consolidated Condensed Financial Statements.) The growth of the face value of in-force policies resulted in an increase of $17.9 million in net premiums and policy fees. Premiums and policy fees in the Acquisitions segment decreased $1.1 million in the first six months of 2003, as compared to the first six months of 2002. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, Protective Life coinsured a block of insurance policies from Conseco Variable Insurance Company ("Conseco") which resulted in an increase in premium and policy fees of $15.5 million in the first six months of 2003. This increase was offset by the declines in premiums and policy fees from older acquired blocks of business. The decrease in premiums and policy fees from the Annuities segment was $1.2 million in the first six months of 2003 as compared to the first six months of 2002. Premiums and policy fees related to the Asset Protection segment fell $20.1 million for the first six months of 2003 compared to the first six months of 2002. The planned termination of a service contract program at the end of 2002 represented $7.9 million of the decrease, while decreases in credit sales reduced 2003 premiums and policy fees by an additional $11.6 million. Credit sales have been affected by lower auto sales lending activity and lower placement rates. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $0.9 million in the first six months of 2003 as compared to the first six months of 2002. Premiums and policy fees on the various health insurance lines are expected to decline as these lines run off.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands)
Net Investment Income	$253,354	$241,315	$501,764	$473,787

        Net investment income in the first six months of 2003 was $501.8 million, which was $28.0 million or 5.9% higher than the corresponding period of the preceding year. Participating mortgage income increased $5.8 million in the first six months of 2003 as compared to the first six months of 2002. The Conseco coinsurance transaction, which occurred in June 2002, resulted in a $16.8 million increase in investment income in the first six months of 2003 as compared to the first six months of 2002. The percentage earned on average cash and investments was 6.2% in the first six months of 2003, compared to 6.8% in the first six months of 2002. Investment returns have been negatively affected in 2003 by higher prepayments on mortgage-backed securities and mortgage loans and by lower interest rates.

Realized Investment Gains

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
Realized Investment Gains/(Losses)
	2003	2002	2003	2002
	(In thousands)
Derivative Financial Instruments	$(5,717)	$1,467	$(15,597)	$149
All Other Investments	29,523	7,205	35,246	8,060

        The sales of investments that have occurred generally have resulted from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first six months of 2003 of $47.4 million were partially offset by realized investment losses of $12.2 million. Realized investment gains related to all other investments in the first six months of 2002 of $19.2 million were partially offset by realized investment losses of $11.1 million. During the first six months of 2003 and 2002, Protective Life recorded other-than-temporary impairments in its investments of $9.0 million and $8.0 million, respectively, that were included in realized investment losses related to all other investments.

        Each quarter Protective Life reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any other-than-temporary asset impairments exist. Once a determination has been made that an other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, Protective Life considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, Protective Life considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery.

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments. Realized investment losses related to derivative financial instruments were $9.0 million in the six months ended June 30, 2003, compared to gains of $9.6 million in the six months ended June 30, 2002. For the six months ended June 30, 2003 and 2002 the changes in fair value were primarily due to derivative instruments entered into as economic hedges to reduce Protective Life's exposure to interest rate risk. (See also Note H to Protective Life's Consolidated Condensed Financial Statements included herein.)

Other Income

        The following table sets forth other income for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(In thousands)
Other Income	$22,189	$12,087	$31,123	$20,701

        Other income consists primarily of revenues from Protective Life's direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. Other income increased to $31.1 million in the first six months of 2003 from $20.7 million in the first six months of 2002. The increase is primarily attributable to the sale of an inactive charter in the second quarter of 2003 which resulted in a $6.9 million gain. Other income from all other sources increased $3.5 million in the first six months of 2003 as compared to the first six months of 2002.

Income Before Income Tax and Operating Income

         Consistent with Protective Life's segment reporting in the Notes to Consolidated Condensed Financial Statements, management evaluates the results of Protective Life's segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of Protective Life's core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, extraordinary items, the cumulative effect of changes in accounting principles, and any other items, that, in each case, are neither normal nor recurring. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing Protective Life's overall financial performance, management believes that segment operating income (loss) enhances an investor's understanding of Protective Life's results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, Protective Life's segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). "Total income before income tax" is a GAAP measure to which the non-GAAP measure "total operating income" may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. In the Life Marketing, Acquisitions, Asset Protection, and Corporate and Other segments, operating income equals segment income before income tax for all periods. In the Annuities and Stable Value Contracts segments, operating income excludes realized investment gains and losses and related amortization.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

Operating Income (Loss) and Income (Loss) Before Income Tax
(In Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Operating income (loss)[1]
Life marketing	$47,189	$26,775	$77,883	$48,564
Acquisitions	24,561	20,483	47,740	44,072
Annuities	2,850	4,653	6,384	9,316
Stable value contracts	10,099	10,287	19,236	19,515
Asset protection	2,942	3,868	3,740	12,534
Corporate and other	1,572	2,863	(4,267)	(8,268)

Realized investment gains (losses)
Annuities	11,205	2,855	11,232	3,237
Stable value contracts	4,259	(265)	(2,442)	256
Unallocated realized investment gains (losses)	8,342	6,082	10,859	4,716
Related amortization of deferred policy acquisition costs
Annuities	(9,367)	(952)	(10,098)	(1,319)

Income (loss) before income tax
Life marketing	47,189	26,775	77,883	48,564
Acquisitions	24,561	20,483	47,740	44,072
Annuities	4,688	6,556	7,518	11,234
Stable value contracts	14,358	10,022	16,794	19,771
Asset protection	2,942	3,868	3,740	12,534
Corporate and other	1,572	2,863	(4,267)	(8,268)
Unallocated realized investment gains (losses)	8,342	6,082	10,859	4,716

Total income before income tax	$103,652	$76,649	$160,267	$132,623

(1)
Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment's pretax operating income was $77.9 million in the first six months of 2003 compared to $48.6 million in the same period of 2002. 2003 earnings include $12.3 million related to recoveries of overpaid reinsurance premiums (See Note E in the Notes to Consolidated Condensed Financial Statements). The remaining increase is primarily attributable to growth in business-in-force due to strong sales in prior periods. Mortality experience during the first six months of 2003 was approximately $1.5 million worse than pricing, $1.1 million less favorable than in the same period of 2002.

        In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. Policies acquired through the segment are usually administered as "closed" blocks; i.e., no new policies are being marketed. Therefore, earnings from the Acquisitions segment are normally expected to decline over time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made.

        The Acquisitions segment's pretax operating income was $47.7 million in the first six months of 2003, an increase of $3.7 million from the first six months of 2002. The increase is attributable to $5.8 million in earnings related to the coinsurance of a block of policies from Conseco, and favorable mortality experience of $2.6 million in the first six months of 2003, approximately $2.3 million more favorable than in the first six months of 2002. The increase from the Conseco coinsurance transaction and favorable mortality experience was partially offset by expected declines in the operating results of older blocks of policies and a correction to the investment income allocation process, which had the effect of transferring $2.1 million of investment income in the first quarter of 2003 from this segment to the Corporate and Other segment.

        The Annuities segment's pretax operating income was $6.4 million in the first six months of 2003, a decrease from the $9.3 million of operating income for the first six months of 2002. The decrease is primarily attributable to spread compression and lower sales of fixed annuities caused by lower interest rates in 2003, and an increase of $0.6 million to the liability for guaranteed minimum death benefits in the first quarter of 2003.

        Protective Life offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. Protective Life's accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. Protective Life then accrues to that amount over four quarters. At June 30, 2003, the total GMDB reserve was $6.2 million. The total guaranteed amount payable under the GMDB feature based on variable annuity account balances at June 30, 2003, was $417.0 million, a decrease of $147.0 million from March 31, 2003.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), Protective Life's insurance subsidiaries reported GMDB related policy liabilities and accruals of $19.6 million at June 30, 2003, a decrease of $9.2 million from March 31, 2003.

        Although positive performance in the equity markets in the second quarter of 2003 allowed Protective Life to decrease its GMDB related policy liabilities, the Annuities segment's future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        The Stable Value Contracts segment's pretax operating income was $19.2 million in the first six months of 2003, a decrease of $0.3 million from the first six months of 2002. The decrease is primarily attributable to a narrowing of average spreads from 100 basis points in the first six months of 2002, to 97 basis points in the first six months of 2003.

        The Asset Protection segment had $3.7 million of pretax operating income in the first six months of 2003, compared to $12.5 million of pretax operating income in the first six months of 2002. The segment had several lines of business that are not considered core to the operations of Protective Life and therefore the segment is exiting those lines. Core operations contributed $5.3 million to income in the first six months of 2003, compared to $13.6 million in the first six months of 2002. Non-core and ancillary lines had a loss of $8.5 million in the first six months of 2003, compared to a loss of $3.7 million in the first six months of 2002. The 2003 operating results include a $6.9 million gain on the sale of an inactive charter held in the segment representing a $4.2 million increase from the sale of another charter in 2002. Protective Life has begun a process to determine strategic alternatives for certain under-performing product lines in the Asset Protection segment.

        The Corporate and Other segment consists primarily of net investment income on capital and various other items not associated with the other segments. The segment had a pretax operating loss of $4.3 million in the first six months of 2003, compared to a loss of $8.3 million in the first six months of 2002. The decrease in loss is primarily attributable to an increase in net investment income for the segment of $4.1 million in the first six months of 2003 compared to the first six months of 2002.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Effective Income Tax Rates	33.6%	34.4%	33.3%	32.5%

        The effective income tax rate for the full year of 2002 was approximately 34.9%. Management's estimate of the effective income tax rate for the full year 2003 is approximately 33.3%.

Net Income

        The following table sets forth net income for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
Net Income
	2003	2002	2003	2002
Total (in thousands)	$68,836	$50,292	$106,898	$89,545

        Compared to the same period in 2002, net income in the first six months of 2003 increased $17.4 million, reflecting higher realized investment gains and higher operating earnings in the Life Marketing, Acquisition, and Corporate and Other segments offset by decreases in operating results in the Annuities, Asset Protection, and Stable Value Contract segments.

Known Trends and Uncertainties

        The factors which could affect Protective Life's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over-or underpayments of amounts owed to or by Protective Life and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect Protective Life and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; and computer viruses could affect our data processing systems or those of our business partners. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In April 2003, the Derivatives Implementation Group of the Financial Accounting Standards Board (FASB) cleared Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The effective date of the implementation guidance in DIG B36 is for the first fiscal quarter beginning after September 15, 2003, and should be applied on a prospective basis. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Protective Life is currently evaluating the impact of this pronouncement on its financial statements, but does not anticipate a material impact on its financial condition or results of operations.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Protective Life does not expect the adoption of SFAS No. 150 to have a material effect on Protective Life's financial position or results of operations.

Review by Independent Auditors

        With respect to the unaudited consolidated condensed financial information of Protective Life Insurance Company for the three-month and six-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 6, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

INVESTMENTS

Portfolio Description

        Protective Life's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective Life may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as "available for sale."

        Protective Life's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2003, Protective Life's fixed maturity investments had a market value of $12.5 billion, which is 7.1% above amortized cost of $11.7 billion. Protective Life had $2.5 billion in mortgage loans at June 30, 2003. While Protective Life's mortgage loans do not have quoted market values, at June 30, 2003, Protective Life estimates the market value of its mortgage loans to be $2.8 billion (using discounted cash flows from the next call date), which is 11.9% above amortized cost. Most of Protective Life's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of Protective Life's invested assets.

	June 30, 2003		December 31, 2002
Publicly-issued bonds	$10,263,328	61.5%	$9,694,132	62.8%
Privately issued bonds	2,237,639	13.4	1,959,506	12.7
Redeemable preferred stock	2,097	0.0	1,827	0.0

Fixed maturities	12,503,064	74.9	11,655,465	75.5
Equity securities	40,038	0.2	48,799	0.3
Mortgage loans	2,543,013	15.2	2,518,151	16.3
Investment real estate	11,792	0.1	15,499	0.1
Policy loans	532,981	3.2	543,161	3.5
Other long-term investments	248,967	1.5	210,381	1.4
Short-term investments	802,712	4.9	447,155	2.9

Total investments	$16,682,567	100.0%	$15,438,611	100.0%

Risk Management and Impairment Review

        Protective Life monitors the overall credit quality of its portfolio within general guidelines. The following table shows Protective Life's fixed maturities by credit rating at June 30, 2003.

S&P or Equivalent Designation	Market Value	Percent of Market Value
AAA	$4,287,710	34.3%
AA	642,462	5.1
A	2,778,764	22.2
BBB	3,615,562	28.9

Investment Grade	11,324,498	90.5
BB	761,030	6.1
B	334,956	2.7
CCC or lower	71,562	0.6
In or near default	8,921	0.1

Below Investment Grade	1,176,469	9.5
Redeemable preferred stock	2,097	0.0

Total	$12,503,064	100.0%

        Limiting bond exposure to any creditor group is another way Protective Life manages credit risk. The following table summarizes Protective Life's ten largest fixed maturity exposures to an individual creditor as of June 30, 2003.

Creditor	Market Value
(in millions)
Berkshire Hathaway	$81.2
American Electric Power	70.2
Constellation Energy Group	64.7
Wachovia	61.4
BellSouth	59.1
Progress Energy	57.2
Cox	56.7
Weyerhaeuser	55.7
International Paper	54.9
Burlington Northern Santa Fe	54.4

        Protective Life's management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, Protective Life engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlated risks within specific industries, related parties and business markets.

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. Protective Life generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of Protective Life to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer's industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

        Protective Life generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, tangible and intangible assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer.

        There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. Protective Life continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon Protective Life's earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

        Market values for private, non-traded securities are determined as follows: 1) Protective Life obtains estimates from independent pricing services or 2) Protective Life estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2,237.6 million at June 30, 2003, representing 13.4% of Protective Life's total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses can be attributed to interest rate fluctuations and are, therefore, deemed temporary. As indicated above, when Protective Life's investment management deems an investment's market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management's decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At June 30, 2003, Protective Life had an overall net unrealized gain of $827.8 million.

        The following table summarizes by category the unrealized gains and losses of Protective Life's investments classified as available for sale as of June 30, 2003.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Fixed maturities:
Bonds:
Mortgage-backed securities	$4,105,613	$165,105	$21,787	$4,248,931
United States Government and authorities	87,109	8,056	15	95,150
States, municipalities, and political subdivisions	21,379	2,195	0	23,574
Public utilities	1,293,506	134,036	7,268	1,420,274
Convertibles and bonds with warrants	94,351	2,121	2,331	94,141
All other corporate bonds	6,072,526	582,671	36,300	6,618,897
Redeemable preferred stocks	1,912	185	0	2,097

	11,676,396	894,369	67,701	12,503,064
Equity securities	38,863	2,593	1,418	40,038
Short-term investments	802,712	0	0	802,712

Total	$12,517,971	$896,962	$69,119	$13,345,814

        These unrealized gains and losses do not necessarily represent future gains or losses that Protective Life will realize. Numerous factors, including overall interest rates, new or updated information relating to specific issuers as well as management's decisions on the timing of sales will affect the gains or losses ultimately realized. Gross unrealized gains and losses at December 31, 2002 were $623.2 million and $(182.8) million, respectively.

        For traded and private fixed maturity and equity securities held by Protective Life that are in an unrealized loss position at June 30, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
<= 90 days	$732,824	49.5%	$742,065	47.9%	$(9,241)	13.4%
>90 days but <= 180 days	180,304	12.2	184,179	11.9	(3,875)	5.6
>180 days but <= 270 days	190,209	12.9	198,720	12.8	(8,511)	12.3
>270 days but <= 1 year	121,932	8.2	129,239	8.3	(7,307)	10.6
>1 year but <= 2 years	95,028	6.5	109,492	7.1	(14,464)	20.9
>2 – but <= 3 years	26,764	1.8	30,123	1.9	(3,359)	4.9
>3 – but <= 4 years	32,969	2.2	36,789	2.4	(3,820)	5.5
>4 – but <= 5 years	61,045	4.1	71,023	4.6	(9,978)	14.4
>5 years	38,687	2.6	47,251	3.1	(8,564)	12.4

Total	$1,479,762	100.0%	$1,548,881	100.0%	$(69,119)	100.0%

        Protective Life has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective Life at June 30, 2003, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Agency mortgages	$45,828	3.1%	$46,263	3.0%	$(435)	0.6%
Banks	53,089	3.6	56,114	3.6	(3,025)	4.4
Basic industrial	69,600	4.7	75,827	4.9	(6,227)	9.0
Capital goods	31,501	2.1	31,917	2.1	(416)	0.6
Communications	79,885	5.4	83,063	5.4	(3,178)	4.6
Consumer-cyclical	28,800	1.9	31,764	2.1	(2,964)	4.3
Consumer-noncyclical	55,937	3.8	58,444	3.8	(2,507)	3.6
Electric	186,607	12.6	200,141	12.9	(13,534)	19.6
Energy	44,614	3.0	45,953	3.0	(1,339)	1.9
Finance companies	165,687	11.2	166,319	10.7	(632)	0.9
Insurance	20,093	1.4	20,835	1.3	(742)	1.1
Natural gas	116,675	7.9	118,751	7.7	(2,076)	3.0
Non-agency mortgages	370,600	25.0	381,495	24.5	(10,895)	15.9
Other finance	123,680	8.4	134,668	8.7	(10,988)	15.9
Other industrial	19,053	1.3	19,530	1.3	(477)	0.7
Other utility	21	0.0	44	0.0	(23)	0.0
Technology	119	0.0	143	0.0	(24)	0.0
Transportation	66,368	4.5	75,989	4.9	(9,621)	13.9
U.S. Government	1,605	0.1	1,621	0.1	(16)	0.0

Total	$1,479,762	100.0%	$1,548,881	100.0%	$(69,119)	100.0%

        The range of maturity dates for securities in an unrealized loss position at June 30, 2003 varies, with 16.0% maturing in less than 5 years, 21.0% maturing between 5 and 10 years, and 63.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at June 30, 2003.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
AAA/AA/A	$761,458	51.5%	$776,506	50.2%	$(15,048)	21.8%
BBB	253,125	17.1	271,486	17.5	(18,361)	26.5

Investment Grade	1,014,583	68.6	1,047,992	67.7	(33,409)	48.3
BB	204,183	13.8	213,593	13.8	(9,410)	13.6
B	192,046	13.0	204,277	13.2	(12,231)	17.7
CCC or lower	64,883	4.4	78,154	5.0	(13,271)	19.2
In or near default	4,067	0.2	4,865	0.3	(798)	1.2

Below Investment Grade	465,179	31.4	500,889	32.3	(35,710)	51.7

Total	$1,479,762	100.0%	$1,548,881	100.0%	$(69,119)	100.0%

        At June 30, 2003, 68.6% of total securities in an unrealized loss position were rated as investment grade. Protective Life generally purchases its investments with the intent to hold to maturity, therefore, Protective Life does not consider these unrealized losses as other-than-temporary impairments.

        At June 30, 2003, securities in an unrealized loss position that were rated as below investment grade represented 31.4% of the total market value and 51.7% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $23.9 million. Bonds rated less than investment grade were 7.2% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
<= 90 days	$156,955	33.7%	$160,436	32.0%	$(3,481)	9.8%
>90 days but <= 180 days	34,243	7.4	35,703	7.1	(1,460)	4.1
>180 days but <= 270 days	59,502	12.8	64,799	12.9	(5,297)	14.8
>270 days but <= 1 year	56,953	12.2	58,491	11.7	(1,538)	4.3
>1 year but <= 2 years	48,204	10.4	52,534	10.5	(4,330)	12.1
>2 – but <= 3 years	16,511	3.5	18,469	3.7	(1,958)	5.5
>3 – but <= 4 years	6,987	1.5	8,284	1.7	(1,297)	3.6
>4 – but <= 5 years	48,184	10.4	57,143	11.4	(8,959)	25.1
>5 years	37,640	8.1	45,030	9.0	(7,390)	20.7

Total	$465,179	100.0%	$500,889	100.0%	$(35,710)	100.0%

Realized Losses

        Realized losses are comprised of both write-downs on other than temporary impairments and actual sales of investments.

        During the six months ended June 30, 2003, Protective Life recorded pretax other than temporary impairments in its investments of $9.0 million, as compared to $8.0 million in the six months ended June 30, 2002.

        As discussed earlier, Protective Life's management considers several factors when determining other than temporary impairments. Although Protective Life generally intends to hold securities until maturity, Protective Life may change its position as a result of a change in circumstances. Any such decision is consistent with Protective Life's classification of its investment portfolio as available for sale. During the six months ended June 30, 2003, Protective Life sold securities in an unrealized loss position with a market value of $347.2 million resulting in a realized loss of $1.5 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
<= 90 days	$343,491	98.9%	$280	18.1%
> 1 year	3,730	1.1	1,269	81.9

Total	$347,221	100.0%	$1,549	100.0%

Mortgage Loans

        Protective Life records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At June 30, 2003 and December 31, 2002, Protective Life's allowance for mortgage loan credit losses was $4.7 million.

        For several years Protective Life has offered a type of commercial mortgage loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2003, approximately $322.6 million of Protective Life's mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At June 30, 2003, Protective Life had outstanding mortgage loan commitments of $630.9 million.

        At June 30, 2003, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets.

Liabilities

        Many of Protective Life's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At June 30, 2003, Protective Life had policy liabilities and accruals of $9.4 billion. Protective Life's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At June 30, 2003, Protective Life had $4.2 billion of stable value contract account balances and $3.7 billion of annuity account balances.

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

Asset/Liability Management

        Protective Life's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is Protective Life's policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,098.7 million in 2003. Protective Life's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective Life.

        Protective Life was committed at June 30, 2003, to fund mortgage loans in the amount of $630.9 million. Protective Life held $872.9 million in cash and short-term investments at June 30, 2003.

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

Capital

        At June 30, 2003, PLC had no borrowings under its $200.0 million revolving line of credit due October 1, 2005.

        At December 31, 2002, approximately $1,384.0 million of consolidated share-owner's equity, excluding net unrealized investment gains and losses, represented net assets of Protective Life that cannot be transferred to PLC. In addition, the states in which Protective Life's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to Protective Life. Protective Life plans to retain substantial portions of its earnings to support future growth.

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

Contractual Obligations

        The table below sets forth future maturities of stable value contracts, notes payable, operating lease obligation, and mortgage loan commitments.

(in thousands)	2003	2004-2005	2006-2007	After 2007
Stable value contracts	$632,526	$1,711,256	$1,783,618	$87,070
Notes payable		2,249
Operating lease obligation	810	3,239	68,552
Mortgage loan commitments	630,889

Other Developments

        Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Protective Life does not currently believe that any such assessments will be materially different from amounts already reflected in the financial statements.

        A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Protective Life, like other financial services companies, in the ordinary course of business is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, Protective Life believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of Protective Life. Protective Life had previously disclosed that it was in arbitration with one reinsurer with respect to the overpayment of reinsurance premiums, however Protective Life has reached agreement with respect to the terms of a settlement and expects this arbitration to be dismissed in due course.

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

        Under the Internal Revenue Code of 1986, as amended (the "Code"), income tax payable by policy holders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of Protective Life's products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including Protective Life and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict the ability of some companies to purchase certain corporate or bank-owned life insurance products. Recent changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on recent proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, Protective Life is subject to the federal corporation income tax. Protective Life cannot predict what changes to tax law or interpretations of existing tax law could adversely affect Protective Life.

        Protective Life's Life Marketing segment is currently developing and implementing a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment's deferred policy acquisition costs, policy liabilities and accruals, and various other components of the segment's balance sheet. The segment's future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        Protective Life's ability to grow depends in large part upon the continued availability of capital. Protective Life has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as Protective Life has incurred realized and unrealized losses on its invested assets and increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed Protective Life to slightly decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. In recent years, most financial services companies, including PLC, experienced a decrease in the market price of their common stock. A lower stock price for PLC may limit Protective Life's ability to raise capital to fund other growth opportunities and acquisitions. Although Protective Life believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable or foreseeable, nor within Protective Life's control. A lack of sufficient capital could impair Protective Life's ability to grow.

       Protective Life cedes material amounts of insurance to other companies through reinsurance. The cost of reinsurance is, generally, reflected in the premium rate charged by Protective Life. Under certain reinsurance agreements, the reinsurer may increase the rate it charges Protective Life for the reinsurance, though Protective Life does not anticipate increases to occur. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, Protective Life could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

        Protective Life's Chief Executive Officer and Chief Financial Officer have evaluated Protective Life's disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in Protective Life's periodic filings with the Securities and Exchange Commission. There have been no changes in Protective Life's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect Protective Life's internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

          (a)       Exhibit 31(a)—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 31(b)—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 32(a)—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 32(b)—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         Exhibit 99—Safe Harbor for Forward-Looking Statements.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY
Date: August 14, 2003	/s/ Jerry W. DeFoor Jerry W. DeFoor Vice President and Controller and Chief Accounting Officer (Duly authorized officer)