Form 10-Q
period 2003-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2003-11-14
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 7, 2003: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements:
       Report of Independent Auditors.....................................................................
       Consolidated Condensed Statements of Income for the Three and
           Nine Months ended September 30, 2003 and 2002 (unaudited)......................................
       Consolidated Condensed Balance Sheets as of September 30, 2003
           (unaudited) and December 31, 2002..............................................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2003 and 2002 (unaudited)......................................
       Notes to Consolidated Condensed Financial Statements (unaudited)...................................

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................

   Item 4.  Controls and Procedures.......................................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K.............................................................

Signature.................................................................................................

REPORT OF INDEPENDENT AUDITORS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of September 30, 2003, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the company’s management.

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
November 7, 2003

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)
(Unaudited)

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30                 SEPTEMBER 30
                                                                          2003         2002          2003           2002
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                           $420,244       $392,471     $1,197,430      $1,146,545
   Reinsurance ceded                                                  (233,768)      (121,744)      (620,874)       (498,739)
--------------------------------------------------------------------------------------------------------------------------------
   Premiums and policy fees, net of reinsurance ceded                  186,476        270,727        576,556         647,806
   Net investment income                                               239,257        248,265        741,021         722,052
   Realized investment gains (losses)
     Derivative financial instruments                                   (7,492)        (9,532)       (23,089)         (9,384)
     All other investments                                              27,042          5,237         62,288          13,298
   Other income                                                          9,586         10,299         40,709          31,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                       454,869        524,996      1,397,485       1,404,772
--------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses (net of reinsurance
   ceded:
     three months: 2003 - $214,347; 2002 - $140,504
     nine months: 2003 - $643,118; 2002 - $469,638)                    281,693        306,464        863,901         873,485
   Amortization of deferred policy acquisition costs                    56,243        112,022        176,804         214,167
   Other operating expenses (net of reinsurance ceded:
     three months: 2003 - $27,767; 2002 - $30,896
     nine months: 2003 - $90,781; 2002 - $106,529)                      33,342         42,471        112,922         120,458
--------------------------------------------------------------------------------------------------------------------------------
                                                                       371,278        460,957      1,153,627       1,208,110
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                83,591         64,039        243,858         196,662
  Income tax expense                                                    28,811         22,290         82,180          65,368
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 54,780       $ 41,749      $ 161,678       $ 131,294
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

                                                                                             SEPTEMBER 30        DECEMBER 31
                                                                                                 2003              2002
                                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2003 - $11,799,123; 2002 - $11,212,765)        $12,449,525      $11,655,465
     Equity securities, at market (amortized cost: 2003 - $35,291; 2002 - $51,095)                    36,250           48,799
     Mortgage loans on real estate                                                                 2,678,360        2,518,151
     Investment in real estate, net                                                                   11,723           15,499
     Policy loans                                                                                    523,869          543,161
     Other long-term investments                                                                     241,130          210,381
     Short-term investments                                                                          576,930          447,155
--------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                        16,517,787       15,438,611
   Cash                                                                                               80,694           85,850
   Accrued investment income                                                                         193,074          180,950
   Accounts and premiums receivable, net                                                              42,655           50,544
   Reinsurance receivables                                                                         2,259,664        2,333,800
   Deferred policy acquisition costs                                                               1,817,442        1,709,254
   Goodwill                                                                                           35,143           35,143
   Property and equipment, net                                                                        43,352           38,878
   Other assets                                                                                      235,717          262,127
   Assets related to separate accounts
     Variable annuity                                                                              1,813,738        1,513,824
     Variable universal life                                                                         148,511          114,364
     Other                                                                                             4,380            4,330
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  23,192,157       21,767,675
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Policy liabilities and accruals                                                                $9,491,923      $ 9,090,462
   Stable value investment contract deposits                                                       4,135,212        4,018,552
   Annuity account balances                                                                        3,538,368        3,697,495
   Other policyholders' funds                                                                        172,131          174,665
   Other liabilities                                                                                 883,433          620,731
   Accrued income taxes                                                                                8,784           36,859
   Deferred income taxes                                                                             312,865          206,845
   Debt
     Notes payable                                                                                     2,249            2,264
     Indebtedness to related parties                                                                                    2,000
   Securities sold under repurchase agreements                                                       111,725                0
   Liabilities related to separate accounts
     Variable annuity                                                                              1,813,738        1,513,824
     Variable universal life                                                                         148,511          114,364
     Other                                                                                             4,380            4,330
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                  20,623,319       19,482,391
-----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and issued: 2,000,
     liquidation preference $2,000                                                                         2                2
   Common Stock, $1.00 par value, shares authorized and issued: 5,000,000                              5,000            5,000
   Additional paid-in capital                                                                        846,619          846,619
   Note receivable from PLC Employee Stock Ownership Plan                                             (3,426)          (3,838)
   Retained earnings                                                                               1,361,456        1,201,587
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income tax:
     2003 - $192,161; 2002 - $128,145)                                                               356,871          237,983
     Accumulated gain (loss) - hedging (net of income tax: 2003 - $1,247; 2002 - $(1,114))             2,316           (2,069)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,568,838        2,285,284
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $23,192,157      $21,767,675
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                                      NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30
                                                                                                     2003            2002
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                      $   161,678      $   131,294
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                                (39,199)          (3,914)
     Amortization of deferred policy acquisition costs                                                 172,582          193,724
     Capitalization of deferred policy acquisition costs                                              (292,360)        (332,823)
     Depreciation expense                                                                                8,500            8,234
     Deferred income tax                                                                                38,519           34,448
     Accrued income tax                                                                                (28,075)         (66,084)
     Interest credited to universal life and investment products                                       494,054          742,426
     Policy fees assessed on universal life and investment products                                   (240,747)        (195,393)
     Change in accrued investment income and other receivables                                          69,901          (59,737)
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                         92,014          144,386
     Change in other liabilities                                                                      (123,917)          27,431
     Other (net)                                                                                        32,366           (5,194)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                           345,316          618,798
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Maturities and principal reductions of investments
     Investments available for sale                                                                 10,013,774        7,298,674
     Other                                                                                             314,810          242,797
   Sale of investments
     Investments available for sale                                                                 12,692,100       14,090,163
     Other                                                                                               6,915           13,818
   Cost of investments acquired
     Investments available for sale                                                                (23,027,659)     (22,470,156)
     Other                                                                                            (458,230)        (299,451)
   Acquisitions and bulk reinsurance assumptions                                                             0          130,515
   Purchase of property and equipment                                                                  (13,224)          (8,021)
   Sale of property and equipment                                                                            0               48
---------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (471,514)      (1,001,613)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings under line of credit arrangements and debt                               2,654,501        2,029,272
   Principal payments on line of credit arrangement and debt                                        (2,542,791)      (2,104,292)
   Dividend to share owner                                                                              (1,808)               0
   Principal payment on surplus notes to PLC                                                                 0           (2,000)
   Investment product deposits and change in universal life deposits                                 1,325,893        1,244,764
   Investment product withdrawals                                                                   (1,314,753)        (832,044)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                           121,042          335,700
---------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH                                                                                        (5,156)         (47,115)
CASH AT BEGINNING OF PERIOD                                                                             85,850          107,166
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                                $  80,694        $  60,051
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

(Amounts in tables are in thousands)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2002.

        Protective Life is a wholly-owned subsidiary of Protective Life Corporation (“PLC”).

NOTE B – COMMITMENTS AND CONTINGENT LIABILITIES

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

NOTE C – OPERATING SEGMENTS

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

Asset Protection. The Asset Protection segment primarily markets vehicle and recreational marine extended service contracts. The segment also markets credit life and disability insurance products through banks, consumer finance companies and automobile dealers. On October 30, 2003, Protective Life announced that it has entered into an agreement with Life of the South Corporation (“LOTS”) in which LOTS will assume the administration and marketing responsibilities for a portion of the Asset Protection segment’s credit insurance business based in Raleigh, North Carolina.

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

        Protective Life uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. The measure used by Protective Life’s chief operating decision maker to assess segment performance is operating income. Operating segment income is generally income before income tax adjusted to exclude any pretax minority interest in income of consolidated subsidiaries, net realized investment gains and losses, and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

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

Operating Segment Income for the
Nine Months Ended September 30, 2003

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                                Stable Value
                                                                      Marketing        Acquisitions       Annuities           Contracts
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $607,770           $216,292         $ 19,134
Reinsurance ceded                                                     (433,645)           (54,730)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            174,125            161,562           19,134
Net investment income                                                  171,654            185,820          170,881           $174,063
Realized investment gains (losses)                                                                          19,815              7,303
Other income                                                               518              2,118            2,655
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   346,297            349,500          212,485            181,366
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       205,638            218,070          152,710            140,096
Amortization of deferred policy acquisition cost                        52,705             26,372           31,861              1,660
Other operating expenses                                               (28,895)            32,214           17,480              3,548
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     229,448            276,656          202,051            145,304
-------------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                               116,849             72,844           10,434             36,062
Less: realized investment gains (losses)                                                                    19,815              7,303
Add back: related amortization of deferred
  policy acquisition cost                                                                                   18,265
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                       116,849             72,844            8,884             28,759

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                              Total
                                                                    Protection            Other         Adjustments       Consolidated
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $324,715           $29,519                           $1,197,430
Reinsurance ceded                                                     (128,838)           (3,661)                            (620,874)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            195,877            25,858                              576,556
Net investment income                                                   29,728             8,875                              741,021
Realized investment gains (losses)                                                                         $12,081             39,199
Other income                                                            33,114             2,304                               40,709
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   258,719            37,037            12,081          1,397,485
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       123,998            23,389                              863,901
Amortization of deferred policy acquisition cost                        63,324               882                              176,804
Other operating expenses                                                64,142            24,433                              112,922
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     251,464            48,704                            1,153,627
-------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                          7,255           (11,667)                             243,858
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  7,255           (11,667)
Income tax expense                                                                                          82,180             82,180
-------------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  161,678
-------------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Income for the
Three Months Ended September 30, 2003

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                     Marketing        Acquisitions        Annuities        Contracts
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $219,410            $71,903          $ 6,864
Reinsurance ceded                                                     (167,706)           (17,573)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             51,704             54,330            6,864
Net investment income                                                   57,885             61,004           54,660            $56,441
Realized investment gains (losses)                                                                           8,583              9,745
Other income                                                              (663)              (329)           1,058
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   108,926            115,005           71,165             66,186
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        68,541             72,500           48,385             45,374
Amortization of deferred policy acquisition cost                        12,788              7,817           13,508                542
Other operating expenses                                               (11,369)             9,584            6,356              1,002
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      69,960             89,901           68,249             46,918
-------------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                     38,966             25,104            2,916             19,268
Less: realized investment gains (losses)                                                                     8,583              9,745
Add back: related amortization of deferred
  policy acquisition cost                                                                                    8,167
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        38,966             25,104            2,500              9,523

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                               Total
                                                                    Protection            Other           Adjustments     Consolidated
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $113,090            $8,977                             $420,244
Reinsurance ceded                                                      (48,006)             (483)                            (233,768)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             65,084             8,494                              186,476
Net investment income                                                   10,275            (1,008)                             239,257
Realized investment gains (losses)                                                                         $ 1,222             19,550
Other income                                                             8,602               918                                9,586
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    83,961             8,404             1,222            454,869
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        39,301             7,592                              281,693
Amortization of deferred policy acquisition cost                        21,354               234                               56,243
Other operating expenses                                                19,791             7,978                               33,342
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      80,446            15,804                              371,278
-------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                          3,515            (7,400)                              83,591
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  3,515            (7,400)
Income tax expense                                                                                          28,811             28,811
-------------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                    $54,780
-------------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Income for the
Nine Months Ended September 30, 2002

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                       Life                                              Stable Value
                                                                    Marketing         Acquisition        Annuities        Contracts
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $474,195           $223,600         $ 19,864
Reinsurance ceded                                                     (275,102)           (48,360)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            199,093            175,240           19,864
Net investment income                                                  153,918            184,639          162,211           $183,258
Realized investment gains (losses)                                                                           3,602             (6,110)
Other income                                                               843              1,242            2,549
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   353,854            361,121          188,226            177,148
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       181,255            227,597          135,914            147,201
Amortization of deferred policy acquisition cost                       104,518             28,597           19,411              1,741
Other operating expenses                                               (20,795)            35,431           19,214              3,378
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     264,978            291,625          174,539            152,320
-------------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                88,876             69,496           13,687             24,828
Less: realized investment gains (losses)                                                                     3,602             (6,110)
Add back: related amortization of deferred
  policy acquisition costs                                                                                   1,684
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        88,876             69,496           11,769             30,938

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                     Protection           Other           Adjustments     Consolidated
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $386,332           $42,554                           $1,146,545
Reinsurance ceded                                                     (159,881)          (15,396)                            (498,739)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            226,451            27,158                              647,806
Net investment income                                                   33,001             5,025                              722,052
Realized investment gains (losses)                                                                          $6,422              3,914
Other income                                                            25,320             1,046                               31,000
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   284,772            33,229             6,422          1,404,772
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                       153,675            27,843                              873,485
Amortization of deferred policy acquisition cost                        58,763             1,137                              214,167
Other operating expenses                                                60,964            22,266                              120,458
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     273,402            51,246                            1,208,110
-------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                         11,370           (18,017)                             196,662
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition costs
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 11,370           (18,017)
Income tax expense                                                                                          65,368             65,368
-------------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                   $131,294
-------------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Income for the
Three Months Ended September 30, 2002

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing         Acquisition        Annuities        Contracts
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $164,904           $ 79,341          $ 6,414
Reinsurance ceded                                                      (51,959)           (12,468)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                            112,945             66,873            6,414
Net investment income                                                   52,409             67,127           56,757            $61,725
Realized investment gains (losses)                                                                             365             (6,366)
Other income                                                               463                169              754
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   165,817            134,169           64,290             55,359
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        57,365             83,332           48,466             48,290
Amortization of deferred policy acquisition cost                        76,221             11,891            5,734                581
Other operating expenses                                                (8,081)            13,522            7,637              1,431
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                     125,505            108,745           61,837             50,302
-------------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                40,312             25,424            2,453              5,057
Less: realized investment gains (losses)                                                                       365             (6,366)
Add back: related amortization of deferred
  policy acquisition cost                                                                                      365
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        40,312             25,424            2,453             11,423

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Corporate
                                                                       Asset               and                                Total
                                                                    Protection            Other           Adjustments     Consolidated
-------------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $127,874           $13,938                             $392,471
Reinsurance ceded                                                      (52,304)           (5,013)                            (121,744)
-------------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             75,570             8,925                              270,727
Net investment income                                                   11,018              (771)                             248,265
Realized investment gains (losses)                                                                          $1,706             (4,295)
Other income                                                             8,370               543                               10,299
-------------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    94,958             8,697             1,706            524,996
-------------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        58,262            10,749                              306,464
Amortization of deferred policy acquisition cost                        17,267               328                              112,022
Other operating expenses                                                20,593             7,369                               42,471
-------------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      96,122            18,446                              460,957
-------------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                         (1,164)           (9,749)                              64,039
Less: realized investment gains (losses)
Add back: related amortization of deferred
  policy acquisition cost
-------------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 (1,164)           (9,749)
Income tax expense                                                                                          22,290             22,290
-------------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                    $41,749
-------------------------------------------------------------------------------------------------------------------------------------------

Operating Segment Assets
September 30, 2003

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                       Life                                              Stable Value
                                                                     Marketing         Acquisitions        Annuities       Contracts
-------------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                        $4,826,714           $4,438,724      $4,758,117        $4,010,543
Deferred policy acquisition costs                                    1,131,814              385,703          94,400             4,301
Goodwill
-------------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                     $5,958,528           $4,824,427      $4,852,517        $4,014,844
-------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                                      Asset               and                                Total
                                                                   Protection            Other           Adjustments     Consolidated
-------------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                        $1,015,567           $2,177,648        $112,259       $21,339,572
Deferred policy acquisition costs                                      193,654                7,570                         1,817,442
Goodwill                                                                35,143                                                 35,143
-------------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                     $1,244,364           $2,185,218        $112,259       $23,192,157
-------------------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Assets
                                                                                December 31, 2002
-------------------------------------------------------------------------------------------------------------------------------------------
                                                                       Life                                              Stable Value
                                                                     Marketing         Acquisitions        Annuities       Contracts
-------------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                        $4,193,732           $4,553,955      $4,821,398        $3,930,669
Deferred policy acquisition costs                                      973,631              435,592          93,140             4,908
Goodwill
-------------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                     $5,167,363           $4,989,547      $4,914,538        $3,935,577
-------------------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Corporate
                                                                        Asset               and                                Total
                                                                     Protection            Other           Adjustments     Consolidated
-------------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                         $1,043,933          $1,355,762        $123,829         $20,023,278
Deferred policy acquisition costs                                       194,281               7,702                           1,709,254
Goodwill                                                                 35,143                                                  35,143
-------------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                      $1,273,357          $1,363,464        $123,829         $21,767,675
-------------------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2003, and for the nine months then ended, Protective Life and its insurance subsidiaries had combined share-owners’ equity of $917.6 million and net income of $94.7 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, Protective Life discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, Protective Life had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and Protective Life’s then current estimate of amounts to be recovered in the future, based upon the information then available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected.

        As of the date of this report, Protective Life has received payment from substantially all of the affected reinsurance companies. As a result, Protective Life increased premiums and policy fees by $2.8 million in the first quarter of 2003 and $15.6 million in the second quarter of 2003. The increase in premiums and policy fees resulted in $1.0 million of additional amortization of deferred policy acquisition costs in the first quarter of 2003 and $5.1 million in the second quarter of 2003. As a result, Protective Life’s pretax income for the first quarter of 2003 increased by $1.8 million and $10.5 million in the second quarter of 2003. There were no changes in estimates recorded during the third quarter of 2003.

NOTE F – RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on Protective Life’s financial position or results of operations.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on Protective Life’s financial position or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at September 30, 2003, Protective Life would have reported a GMDB accrual $1.2 million higher than currently reported. Protective Life is currently evaluating the impact of the other requirements of SOP 03-1, but does not anticipate a material impact on its financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The FASB has deferred implementation of FIN 46 for variable interest entities (VIEs) created before February 1, 2003, until periods ending after December 15, 2003. Protective Life does not expect that FIN 46 will have a material impact on its financial condition or results of operations.

NOTE G – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of September 30, 2003, and during the nine months then ended, Protective Life had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        Protective Life has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective Life pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective Life designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the third quarter of 2003, the income recognized by Protective Life related to the ineffective portion of the hedging instrument was immaterial. For the nine months ended September 30, 2003, Protective Life recognized income of $0.3 million related to the ineffective portion of the hedging instrument. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the three and nine month periods ended September 30, 2003, a pretax loss of $5.3 million and $35.6 million, respectively, representing the change in fair value of the hedged contracts during the period, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income. Additionally, at September 30, 2003, Protective Life reported an increase in accumulated other comprehensive income of $2.3 million (net of income tax of $1.2 million) related to its derivatives designated as cash flow hedges. During the next twelve months, Protective Life expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expense, approximately $1.5 million.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, options and futures contracts as economic hedges against the changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments of Protective Life. For the three and nine months ended September 30, 2003, Protective Life recognized total pretax losses of $9.8 million and $26.1 million, respectively, representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective Life recognized a $1.9 million pretax gain for the first nine months of fiscal 2003 and a $22.7 million pretax loss for the current quarter while recognizing a $1.4 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts for the nine month period and a $23.2 million pretax gain for the current quarter. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. This net change is reflected in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income.

        Protective Life has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the nine months ended September 30, 2003, Protective Life recognized a $1.5 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.7 million pretax gain to separately record the embedded equity options at fair value. For the three months ended September 30, 2003, Protective Life recognized a $0.5 million pretax gain for the change in the asset swaps’ fair value and recognized a $1.3 million pretax gain to separately record the embedded equity options at fair value.

NOTE H – COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

--------------------------------------------------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30                   SEPTEMBER 30
                                                                        2003           2002           2003             2002
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $ 54,780         $ 41,749       $161,678        $131,294
Change in net unrealized gains/losses
  on investments (net of income tax:
  three months: 2003 - $(46,261); 2002 - $87,547
  nine months: 2003 - $85,817; 2002 - $118,978)                      (85,914)         162,588        159,375         220,960
Change in accumulated gain-hedging (net
  of income tax:
  three months: - 2003 - $ 615; 2002 - $(2,411)
  nine months: - 2003 - $2,361; 2002 - $(2,411))                       1,143           (4,477)         4,385          (4,477)
Reclassification adjustment for amounts included
  in net income (net of income tax:
  three months: 2003 - $(9,465); 2002 - $(1,833);
  nine months: 2003 - $(21,801); 2002 - $(4,654))                    (17,577)          (3,404)       (40,487)         (8,644)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                         $(47,568)        $196,456       $284,951        $339,133
--------------------------------------------------------------------------------------------------------------------------------

NOTE I –RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

NOTE J – ACQUISITIONS

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

--------------------------------------------------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2002
                                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                    Total revenues                         $1,419,816
                                    Net income                                135,043
--------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

        For a more complete understanding of Protective Life’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Protective Life’s latest annual report on Form 10-K and other filings with the SEC.

        Protective Life operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. Protective Life’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Contracts, and Asset Protection. Protective Life also has an additional business segment referred to as Corporate and Other.

        This report reviews Protective Life’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and Protective Life cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to Exhibit 99, incorporated by reference herein, for more information about factors which could affect future results.

        The following discussion and analysis primarily relates to the nine months ended September 30, 2003, as it compares to the same period last year. Unless otherwise noted, the general factors discussed also apply to the quarter ended September 30, 2003, as it compares to the same quarter last year. Where needed for a more complete understanding of Protective Life’s operating results, information related to the quarters ended September 30, 2003, and September 30, 2002, has been provided.

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

RESULTS OF CONTINUING OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”):

--------------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30                    SEPTEMBER 30
                                                               2003              2002           2003            2002
                                                                                   (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
         Premiums and Policy Fees                          $186,476           $270,727      $576,556          $647,806
--------------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees decreased $71.3 million or 11.0% in the first nine months of 2003 as compared to the first nine months of 2002. Premiums and policy fees in the Life Marketing segment decreased $25.0 million in the first nine months of 2003 as compared to the same period in 2002. In the first nine months of 2003, Protective Life recorded $18.4 million of additional premiums related to recoveries of overpaid reinsurance, as compared to $69.7 million recorded in the first nine months of 2002. (See Note E in the Notes to Consolidated Condensed Financial Statements.) The growth of the face value of in-force policies resulted in an increase of $26.3 million in net premiums and policy fees in the first nine months of 2003 as compared to the same period of 2002. Premiums and policy fees in the Acquisitions segment decreased $13.7 million in the first nine months of 2003, as compared to the first nine months of 2002. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, Protective Life coinsured a block of insurance policies from Conseco Variable Insurance Company (“Conseco”) which resulted in an increase in premium and policy fees of $5.8 million in the first nine months of 2003. This increase was offset by the declines in premiums and policy fees from older acquired blocks of business. The decrease in premiums and policy fees from the Annuities segment was $0.7 million in the first nine months of 2003 as compared to the first nine months of 2002. Premiums and policy fees related to the Asset Protection segment fell $30.6 million for the first nine months of 2003 compared to the first nine months of 2002. The planned termination of a service contract program at the end of 2002 represented $11.7 million of the decrease, while decreases in credit sales reduced 2003 premiums and policy fees by an additional $16.6 million. Credit sales have been affected by lower auto sales-lending activity and lower sale penetration rates. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $1.3 million in the first nine months of 2003 as compared to the first nine months of 2002. Premiums and policy fees on the various health insurance lines are expected to decline as these lines run off.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

--------------------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30                    SEPTEMBER 30
                                                               2003              2002          2003             2002
                                                                                   (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
         Net Investment Income                             $239,257           $248,265      $741,021          $722,052
--------------------------------------------------------------------------------------------------------------------------------

        Net investment income in the first nine months of 2003 was $741.0 million, which was $19.0 million or 2.6% higher than the corresponding period of the preceding year. Participating mortgage income increased $3.7 million in the first nine months of 2003 as compared to the first nine months of 2002, but decreased by $2.0 million in the third quarter of 2003 as compared to the third quarter of 2002. The Conseco coinsurance transaction, which occurred in June 2002, resulted in a $14.7 million increase in investment income in the first nine months of 2003 as compared to the first nine months of 2002. The percentage earned on average cash and investments was 6.1% in the first nine months of 2003, compared to 6.8% in the first nine months of 2002. Investment returns have been negatively affected in 2003 by higher prepayments on mortgage-backed securities and mortgage loans and by lower interest rates. Prepayments on mortgage-backed securities for the first nine months of 2003 were $2.4 billion, representing 55.6% of the December 31, 2002 balance.

Realized Investment Gains/(Losses)

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

--------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
              REALIZED INVESTMENT                                     SEPTEMBER 30                     SEPTEMBER 30
                 GAINS/(LOSSES)                                   2003            2002             2003           2002
                                                                                     (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
         Derivative Financial Instruments                      $(7,492)       $(9,532)          $(23,089)      $(9,384)
         All Other Investments                                  27,042          5,237             62,288        13,298
--------------------------------------------------------------------------------------------------------------------------------

        The sales of investments that have occurred generally have resulted from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first nine months of 2003 of $79.3 million were partially offset by realized investment losses of $17.0 million. The increase in realized investment gains in 2003 is a result of the increases in the market value of Protective Life’s investments in response to lower current rates. Realized investment gains related to all other investments in the first nine months of 2002 of $32.5 million were partially offset by realized investment losses of $19.2 million. During the first nine months of 2003 and 2002, Protective Life recorded other-than-temporary impairments in its investments of $11.1 million and $11.4 million, respectively, that were included in realized investment losses related to all other investments.

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

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments. Realized investment losses related to derivative financial instruments were $23.1 million in the nine months ended September 30, 2003, compared to losses of $9.4 million in the nine months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002 the changes in fair value were primarily due to derivative instruments entered into as economic hedges to reduce Protective Life’s exposure to interest rate risk and realized gains due to closing certain derivative positions. (See also Note H to Protective Life’s Consolidated Condensed Financial Statements included herein.)

Other Income

        The following table sets forth other income for the periods shown:

--------------------------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                              2003             2002           2003            2002
                                                                                 (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
         Other Income                                        $9,586           $10,299        $40,709          $31,000
--------------------------------------------------------------------------------------------------------------------------------

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. Other income increased to $40.7 million in the first nine months of 2003 from $31.0 million in the first nine months of 2002. The increase is primarily attributable to the sale of an inactive charter in the third quarter of 2003 which resulted in a $6.9 million gain. Other income from all other sources increased $2.8 million in the first nine months of 2003 as compared to the first nine months of 2002.

Income Before Income Tax and Operating Income

        Consistent with Protective Life’s segment reporting in the Notes to Consolidated Condensed Financial Statements, management evaluates the results of Protective Life’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of the segment’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Also, segment operating income (loss) excludes discontinued operations, extraordinary items, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing Protective Life’s overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of Protective Life’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, Protective Life’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. In the Life Marketing, Acquisitions, Asset Protection, and Corporate and Other segments, operating income equals segment income before income tax for all periods. In the Annuities and Stable Value Contracts segments, operating income excludes realized investment gains and losses and related amortization.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
(IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                                     2003              2002            2003           2002
-----------------------------------------------------------------------------------------------------------------------------
Operating income (Loss) 1
     Life marketing                                                $38,966           $40,312         $116,849       $ 88,876
     Acquisitions                                                   25,104            25,424           72,844         69,496
     Annuities                                                       2,500             2,453            8,884         11,769
     Stable value contracts                                          9,523            11,423           28,759         30,938
     Asset protection                                                3,515            (1,164)           7,255         11,370
     Corporate and other                                            (7,400)           (9,749)         (11,667)       (18,017)
-----------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                       8,583               365           19,815          3,602
     Stable value contracts                                          9,745            (6,366)           7,303         (6,110)
     Unallocated realized investment gains (losses)                  1,222             1,706           12,081          6,422

Related amortization of deferred policy
  acquisition costs
     Annuities                                                      (8,167)             (365)         (18,265)        (1,684)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life marketing                                                 38,966            40,312          116,849         88,876
     Acquisitions                                                   25,104            25,424           72,844         69,496
     Annuities                                                       2,916             2,453           10,434         13,687
     Stable value contracts                                         19,268             5,057           36,062         24,828
     Asset protection                                                3,515            (1,164)           7,255         11,370
     Corporation and other                                          (7,400)           (9,749)         (11,667)       (18,017)
     Unallocated realized investment gains (losses)                  1,222             1,706           12,081          6,422
-----------------------------------------------------------------------------------------------------------------------------
     Total income before income tax                                $83,591           $64,039         $243,858       $196,662
-----------------------------------------------------------------------------------------------------------------------------

1     Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs.

        The Life Marketing segment’s pretax operating income was $116.8 million in the first nine months of 2003 compared to $88.9 million in the same period of 2002. 2003 earnings include $12.3 million related to recoveries of overpaid reinsurance premiums as compared to $7.2 million in 2002 (See Note E in the Notes to Consolidated Condensed Financial Statements). Excluding earnings from recoveries from overpayments, operating income increased by $22.8 million. The remaining increase is primarily attributable to growth in business-in-force due to strong sales in prior periods. Mortality experience during the first nine months of 2003 was approximately $1.6 million worse than pricing, $7.1 million less favorable than in the same period of 2002.

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

        The Acquisitions segment’s pretax operating income was $72.8 million in the first nine months of 2003, an increase of $3.3 million from the first nine months of 2002. The Conseco coinsurance transaction contributed $9.1 million in earnings in the first nine months of 2003 compared to $2.0 million in the first nine months of 2002. Mortality experience was $2.6 million better than pricing in the first nine months of 2003, approximately $1.4 million more favorable than in the first nine months of 2002. Also, earnings from a 2001 acquisition increased $1.5 million in the first nine months of 2003 as compared to the first nine months of 2002. The increase from the two transactions and favorable mortality experience was partially offset by expected declines in the operating results of older blocks of policies and a change to the allocation of investment income, which had the effect of transferring $4.3 million of investment income in the first nine months of 2003 from this segment to the Corporate and Other segment.

        The Annuities segment’s pretax operating income was $8.9 million in the first nine months of 2003, a decrease from the $2.9 million of operating income for the first nine months of 2002. The decrease is primarily attributable to spread compression and the inability to capitalize excess expenses due to lower sales of fixed annuities caused by lower interest rates in 2003.

        Protective Life offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. Protective Life’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. Protective Life then accrues to that amount over four quarters. At September 30, 2003, the total GMDB reserve was $5.8 million. The total guaranteed amount payable under the GMDB feature based on variable annuity account balances at September 30, 2003, was $408.0 million, a decrease of $9.0 million from June 30, 2003, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), Protective Life’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $19.3 million at September 30, 2003, a decrease of $0.3 million from June 30, 2003.

        Although positive performance in the equity markets in the second and third quarters of 2003 allowed Protective Life to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        The Stable Value Contracts segment’s pretax operating income was $28.8 million in the first nine months of 2003, a decrease of $2.2 million from the first nine months of 2002. The decrease is primarily attributable to a narrowing of average spreads from 105 basis points in the first nine months of 2002, to 96 basis points in the first nine months of 2003. The primary reason for the spread compression was a reduction in yield caused by the high level of prepayments in the mortgage-backed securities portfolio in 2003.

        Protective Life has registered a program with the Securities and Exchange Commission in which up to $3 billion of secured medium-term notes may be issued to the institutional market and InterNotes® may be issued to the retail market on a delayed (or shelf) basis. Each series of notes will be issued by a separate trust and will be secured by one or more funding agreements issued by Protective Life. Notes issued under the program will be accounted for in a manner consistent with Protective Life’s other stable value products (i.e., included in “stable value products account balances” in Protective Life’s balance sheet).

        The Asset Protection segment had $7.3 million of pretax operating income in the first nine months of 2003, compared to $11.4 million of pretax operating income in the first nine months of 2002. The 2003 operating results include a $6.9 million gain on the sale of an inactive charter held in the segment. In the first nine months of 2002, the segment also sold an inactive charter representing a $2.7 million gain. The segment has several lines of business that are not considered core to the operations of Protective Life and therefore the segment is exiting those lines. Core operations contributed $10.1 million to income in the first nine months of 2003, compared to $16.5 million in the first nine months of 2002. The decline resulted from lower credit insurance earnings which was partially offset by increased earnings in the service contract lines. Non-core and ancillary lines had a loss of $9.7 million in the first nine months of 2003, compared to a loss of $7.8 million in the first nine months of 2002.

        Protective Life also announced that it has entered into an agreement with Life of the South Corporation (“LOTS”) under the terms of which LOTS will assume the administration and marketing responsibilities for a portion of the Asset Protection segment’s financial institutions credit insurance business that is based in Raleigh, North Carolina. Protective Life anticipates that the transfer of both the administration and marketing responsibilities will be completed by year-end 2003. Protective Life continues to review strategic alternatives for certain under-performing product lines in the Asset Protection segment.

        The Corporate and Other segment consist primarily of net investment income on capital and various other items not associated with the other segments. The segment had a pretax operating loss of $11.7 million in the first nine months of 2003, compared to a loss of $18.0 million in the first nine months of 2002. The decrease in loss is primarily attributable to an increase in net investment income for the segment of $8.9 million in the first nine months of 2003 compared to the first nine months of 2002.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

-----------------------------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30                      SEPTEMBER 30
                                                                2003             2002              2003            2002
-----------------------------------------------------------------------------------------------------------------------------
         Effective Income Tax Rates                            34.5%            34.8%             33.7%           33.2%
-----------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2002 was approximately 34.9%. Management’s estimate of the effective income tax rate for the full year 2003 is approximately 33.7%.

Net Income

        The following table sets forth net income for the periods shown:

-----------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
               NET INCOME                                    SEPTEMBER 30                           SEPTEMBER 30
                                                          2003           2002                   2003             2002
-----------------------------------------------------------------------------------------------------------------------------
         Total (in thousands)                          $54,780         $41,749               $161,678         $131,294
-----------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2002, net income in the first nine months of 2003 increased $30.4 million, reflecting higher realized investment gains and higher operating earnings in the Life Marketing, Acquisition, and Corporate and Other segments offset by decreases in operating results in the Annuities, Asset Protection, and Stable Value Contract segments.

Known Trends and Uncertainties

        The factors which could affect Protective Life’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over- or underpayments of amounts owed to or by Protective Life and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated; changes to tax law or interpretations of existing tax law could adversely affect Protective Life and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; and computer viruses could affect our data processing systems or those of our business partners. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

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

        In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on Protective Life’s financial position or results of operations.

        In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS No. 150 did not have a material effect on Protective Life’s financial position or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at September 30, 2003, Protective Life would have reported a GMDB accrual $1.2 million higher than currently reported. Protective Life is currently evaluating the impact of the other requirements of SOP 03-1, but does not anticipate a material impact on its financial condition or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The FASB has deferred implementation of FIN 46 for variable interest entities (VIEs) created before February 1, 2003, until periods ending after December 15, 2003. Protective Life does not expect that FIN 46 will have a material impact on its financial condition or results of operations.

Review by Independent Auditors

        With respect to the unaudited consolidated condensed financial information of Protective Life Insurance Company for the three-month and nine-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 7, 2003, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

INVESTMENTS

Portfolio Description

        Protective Life’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective Life may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective Life has classified its fixed maturities and certain other securities as “available for sale.”

        Protective Life’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2003, Protective Life’s fixed maturity investments had a market value of $12.4 billion, which is 5.5% above amortized cost of $11.8 billion. Protective Life had $2.7 billion in mortgage loans at September 30, 2003. While Protective Life’s mortgage loans do not have quoted market values, at September 30, 2003, Protective Life estimates the market value of its mortgage loans to be $2.9 billion (using discounted cash flows from the next call date), which is 9.7% above amortized cost. Most of Protective Life’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of Protective Life’s invested assets.

-----------------------------------------------------------------------------------------------------------------------------
                                                                    SEPTEMBER 30, 2003                DECEMBER 31, 2002
                                                                                        (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------
Publicly-issued bonds                                              $10,359,813      62.7%          $9,694,132      62.8%
Privately issued bonds                                               2,089,040      12.6             1,959,506      12.7
Redeemable preferred stock                                                 672       0.0                 1,827       0.0
-----------------------------------------------------------------------------------------------------------------------------
        Fixed maturities                                            12,449,525      75.3            11,655,465      75.5
Equity securities                                                       36,250       0.2                48,799       0.3
Mortgage loans                                                       2,678,360      16.2             2,518,151      16.3
Investment real estate                                                  11,723       0.1                15,499       0.1
Policy loans                                                           523,869       3.2               543,161       3.5
Other long-term investments                                            241,130       1.5               210,381       1.4
Short-term investments                                                 576,930       3.5               447,155       2.9
-----------------------------------------------------------------------------------------------------------------------------
        Total investments                                          $16,517,787     100.0%         $15,438,611    100.0%
-----------------------------------------------------------------------------------------------------------------------------

Risk Management and Impairment Review

        Protective Life monitors the overall credit quality of its portfolio within general guidelines. The following table shows Protective Life’s fixed maturities by credit rating at September 30, 2003.

-----------------------------------------------------------------------------------------------------------------------------
   S&P or Equivalent                                                     Market Value                            Percent of
       Designation                                                      (In thousands)                          Market Value
-----------------------------------------------------------------------------------------------------------------------------
    AAA                                                                 $  4,350,737                              34.9%
    AA                                                                       711,337                               5.7
    A                                                                      2,840,021                              22.8
    BBB                                                                    3,526,366                              28.3
-----------------------------------------------------------------------------------------------------------------------------
       Investment Grade                                                   11,428,461                              91.7
    BB                                                                       709,805                               5.7
    B                                                                        237,129                               1.9
    CCC or lower                                                              52,098                               0.4
    In or near default                                                        21,360                               0.3
-----------------------------------------------------------------------------------------------------------------------------
       Below Investment Grade                                              1,020,392                               8.3
    Redeemable preferred stock                                                   672                               0.0
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                                $12,449,525                             100.0%
-----------------------------------------------------------------------------------------------------------------------------

        Limiting bond exposure to any creditor group is another way Protective Life manages credit risk. The following table summarizes Protective Life’s ten largest fixed maturity exposures to an individual creditor group as of September 30, 2003.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Market Value
                              Creditor                                                      (in millions)
-----------------------------------------------------------------------------------------------------------------------------
                   Berkshire Hathaway                                                           $74.1
                   Duke Energy                                                                   71.2
                   Progress Energy                                                               65.5
                   Verizon                                                                       65.1
                   Wachovia                                                                      65.1
                   Cox Communications                                                            64.9
                   Constellation Energy Group                                                    60.5
                   Bank of America                                                               60.0
                   Inco                                                                          59.1
                   BellSouth Corporation                                                         56.6

        Protective Life’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, Protective Life engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlated risks within specific industries, related parties and business markets.

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. Protective Life generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of Protective Life to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

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

        There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. Protective Life continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon Protective Life’s earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

        Market values for private, non-traded securities are determined as follows: 1) Protective Life obtains estimates from independent pricing services or 2) Protective Life estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2,087.9 million at September 30, 2003, representing 12.6% of Protective Life’s total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses can be attributed to interest rate fluctuations and are, therefore, deemed temporary. As indicated above, when Protective Life’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At September 30, 2003, Protective Life had an overall pretax net unrealized gain of $651.4 million.

        The following table summarizes by category the unrealized gains and losses of Protective Life’s investments classified as available for sale as of September 30, 2003.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Gross            Gross          Estimated
                                                                 Amortized        Unrealized       Unrealized         Market
                                                                   Cost              Gains           Losses            Value
                                                                                         (In thousands)
-----------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Bonds
    Mortgage-backed securities                                  $ 4,195,065       $138,227          $26,094      $  4,307,198
    United States Government and authorities                         84,184          6,682               48            90,818
    States, municipalities, and political subdivisions               25,380          1,891                0            27,271
    Public utilities                                              1,329,926         97,770           13,528         1,414,168
    Convertibles and bonds with warrants                             94,915          1,450              947            95,418
    All other corporate bonds                                     6,069,118        480,765           35,903         6,513,980
  Redeemable preferred stock                                            535            137                0               672
-----------------------------------------------------------------------------------------------------------------------------
                                                                 11,799,123        726,922           76,520        12,449,525
Equity securities                                                    35,291          2,094            1,135            36,250
Short-term investments                                              576,930              0                0           576,930
-----------------------------------------------------------------------------------------------------------------------------
Total                                                           $12,411,344       $729,016          $77,655       $13,062,705
-----------------------------------------------------------------------------------------------------------------------------

        These unrealized gains and losses do not necessarily represent future gains or losses that Protective Life will realize. Numerous factors, including overall interest rates, new or updated information relating to specific issuers as well as management’s decisions on the timing of sales will affect the gains or losses ultimately realized. Gross unrealized gains and losses at December 31, 2002 were $623.2 million and $182.8 million, respectively.

        For traded and private fixed maturity and equity securities held by Protective Life that are in an unrealized loss position at September 30, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

--------------------------------------------------------------------------------------------------------------------------------
                                          Estimated    % Market       Amortized   % Amortized     Unrealized    % Unrealized
                                        Market Value     Value          Cost          Cost            Loss           Loss
                                                                         (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
‹= 90 days                              $1,182,350      57.9%      $1,201,529       56.7%         $(19,179)         24.7%
›90 days but ‹= 180 days                   315,572      15.5           326,699       15.4            (11,127)         14.3
›180 days but ‹= 270 days                  120,870       5.9           124,138        5.9             (3,268)          4.2
›270 days but ‹= 1 year                    134,866       6.6           140,642        6.6             (5,776)          7.4
›1 year but ‹= 2 years                     153,470       7.5           168,114        7.9            (14,644)         18.9
›2 - but ‹= 3 years                         15,746       0.8            18,960        0.9             (3,214)          4.1
›3 - but ‹= 4 years                         30,142       1.5            33,681        1.6             (3,539)          4.6
›4 - but ‹= 5 years                         39,351       1.9            44,171        2.1             (4,820)          6.2
›5 years                                    50,047       2.4            62,135        2.9            (12,088)         15.6
--------------------------------------------------------------------------------------------------------------------------------
Total                                   $2,042,414     100.0%      $2,120,069      100.0%         $(77,655)        100.0%
--------------------------------------------------------------------------------------------------------------------------------

        Protective Life has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective Life at September 30, 2003, is presented in the following table.

--------------------------------------------------------------------------------------------------------------------------------
                                        Estimated       % Market      Amortized    % Amortized       Unrealized   % Unrealized
                                      Market Value        Value         Cost          Cost              Loss          Loss
                                                                       (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
Agency Mortgages                      $  136,134         6.7%      $  138,866        6.6%         $ (2,732)          3.5%
Banking                                   94,479         4.6             96,533        4.6              (2,054)          2.7
Basic Industrial                          72,159         3.5             75,272        3.6              (3,113)          4.0
Brokerage                                 38,552         1.9             38,951        1.8                (399)          0.5
Capital Goods                             12,997         0.6             13,498        0.6                (501)          0.7
Communications                           110,001         5.4            114,164        5.4              (4,163)          5.4
Consumer Cyclical                         47,822         2.4             49,134        2.3              (1,312)          1.7
Consumer Noncyclical                      72,744         3.6             74,480        3.5              (1,736)          2.2
Electric                                 323,124        15.8            341,941       16.1             (18,817)         24.2
Energy                                    79,220         3.9             81,364        3.8              (2,144)          2.8
Finance Companies                         88,896         4.4             89,301        4.2                (405)          0.5
Insurance                                 67,694         3.3             69,975        3.3              (2,281)          2.9
Municipal Agencies                           489         0.0                489        0.0                  (0)          0.0
Natural Gas                              162,155         7.9            167,148        7.9              (4,993)          6.4
Non-Agency Mortgages                     568,327        27.8            580,012       27.4             (11,685)         15.1
Other Finance                             94,795         4.7            105,808        5.0             (11,013)         14.2
Other Industrial                           4,842         0.2              4,945        0.2                (103)          0.1
Other Utility                                 21         0.0                 44        0.0                 (23)          0.0
Technology                                   116         0.0                143        0.0                 (27)          0.0
Transportation                            65,234         3.2             75,336        3.6             (10,102)         13.0
U. S. Government                           2,613         0.1              2,665        0.1                 (52)          0.1
--------------------------------------------------------------------------------------------------------------------------------
Total                                 $2,042,414       100.0%       $2,120,069      100.0%          $(77,655)        100.0%
--------------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at September 30, 2003 varies, with 13.8% maturing in less than 5 years, 18.0% maturing between 5 and 10 years, and 68.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at September 30, 2003.

--------------------------------------------------------------------------------------------------------------------------------
       S&P or Equivalent                Estimated    % Market       Amortized    % Amortized     Unrealized      % Unrealized
          Designation                 Market Value     Value          Cost          Cost            Loss             Loss
                                                                     (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
  AAA/AA/A                             $1,244,448      60.9%     $1,263,936        59.6%    $(19,488)             25.1%
  BBB                                     401,628      19.7          421,553        19.9      (19,925)              25.7
--------------------------------------------------------------------------------------------------------------------------------
     Investment Grade                   1,646,076      80.6        1,685,489        79.5      (39,413)              50.8
  BB                                      158,278       7.7          171,895         8.1      (13,617)              17.5
  B                                       173,085       8.5          187,690         8.9      (14,605)              18.8
  CCC or lower                             46,756       2.3           56,124         2.6       (9,368)              12.1
  In or near default                       18,219       0.9           18,871         0.9         (652)               0.8
--------------------------------------------------------------------------------------------------------------------------------
Below Investment Grade                    396,338      19.4          434,580        20.5      (38,242)              49.2
--------------------------------------------------------------------------------------------------------------------------------
Total                                  $2,042,414     100.0%     $2,120,069       100.0%   $(77,655)             100.0%
--------------------------------------------------------------------------------------------------------------------------------

        At September 30, 2003, 80.6% of total securities in an unrealized loss position were rated as investment grade. Protective Life generally purchases its investments with the intent to hold to maturity; therefore, Protective Life does not consider these unrealized losses as other-than-temporary impairments.

        At September 30, 2003, securities in an unrealized loss position that were rated as below investment grade represented 19.4% of the total market value and 49.2% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $26.8 million. Bonds rated less than investment grade were 6.2% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

--------------------------------------------------------------------------------------------------------------------------------
                                        Estimated    % Market       Amortized    % Amortized     Unrealized      % Unrealized
                                      Market Value     Value          Cost          Cost            Loss             Loss
                                                                       (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
‹= 90 days                             $  87,710       22.1%      $  92,325         21.2%       $ (4,615)          12.0%
›90 days but ‹= 180 days                  51,747       13.1           52,954         12.2           (1,207)           3.2
›180 days but ‹= 270 days                 34,090        8.6           35,644          8.2           (1,554)           4.1
›270 days but ‹= 1 year                   41,864       10.6           45,948         10.6           (4,084)          10.7
›1 year but ‹= 2 years                    88,951       22.4           97,615         22.5           (8,664)          22.6
›2 - but ‹= 3 years                        8,649        2.2           10,034          2.3           (1,385)           3.6
›3 - but ‹= 4 years                        7,801        2.0            9,811          2.2           (2,010)           5.3
›4 - but ‹= 5 years                       26,355        6.6           29,946          6.9           (3,591)           9.4
›5 years                                  49,171       12.4           60,303         13.9          (11,132)          29.1
--------------------------------------------------------------------------------------------------------------------------------
Total                                  $ 396,338      100.0%       $434,580        100.0%       $(38,242)         100.0%
--------------------------------------------------------------------------------------------------------------------------------

Realized Losses

        Realized losses are comprised of both write-downs on other than temporary impairments and actual sales of investments.

        During the nine months ended September 30, 2003, Protective Life recorded pretax other than temporary impairments in its investments of $13.9 million, as compared to $11.4 million in the nine months ended September 30, 2002.

        As discussed earlier, Protective Life’s management considers several factors when determining other than temporary impairments. Although Protective Life generally intends to hold securities until maturity, Protective Life may change its position as a result of a change in circumstances. Any such decision is consistent with Protective Life’s classification of its investment portfolio as available for sale. During the nine months ended September 30, 2003, Protective Life sold securities in an unrealized loss position with a market value of $428.7 million resulting in a realized loss of $4.0 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

--------------------------------------------------------------------------------------------------------------------------------
                                              Proceeds        % Proceeds            Realized Loss      % Realized Loss
                                                                       (In thousands)
--------------------------------------------------------------------------------------------------------------------------------
‹= 90 days                                    $382,091            89.1%               $   501                12.6%
›90 days but ‹= 180 days                         6,749             1.6                      15                 0.4
›180 days but ‹= 270 days                        3,000             0.7                   1,952                49.0
›270 days but ‹= 1 year                         33,109             7.7                     239                 5.9
› 1 year                                         3,731             0.9                   1,277                32.1
--------------------------------------------------------------------------------------------------------------------------------
Total                                         $428,680           100.0%                $3,984               100.0%
--------------------------------------------------------------------------------------------------------------------------------

Mortgage Loans

        Protective Life records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At September 30, 2003 and December 31, 2002, Protective Life’s allowance for mortgage loan credit losses was $4.7 million.

        For several years Protective Life has offered a type of commercial mortgage loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2003, approximately $362.0 million of Protective Life’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At September 30, 2003, Protective Life had outstanding mortgage loan commitments of $668.5 million.

        At September 30, 2003, delinquent mortgage loans and foreclosed properties were 0.2% of invested assets.

Liabilities

        Many of Protective Life’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At September 30, 2003, Protective Life had policy liabilities and accruals of $9.4 billion. Protective Life's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At September 30, 2003, Protective Life had $4.1 billion of stable value contract account balances and $3.6 billion of annuity account balances.

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

        Derivative instruments expose Protective Life to credit and market risk and could result in material changes from quarter-to-quarter. Protective Life minimizes its credit risk by entering into transactions with highly rated counterparties. Protective Life manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,047.0 million during 2002. Cash outflows related to stable value contracts are estimated to be approximately $1,086.5 million in 2003. Protective Life’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective Life.

        Protective Life was committed at September 30, 2003, to fund mortgage loans in the amount of $668.5 million. Protective Life held $657.6 million in cash and short-term investments at September 30, 2003.

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

Capital

        At September 30, 2003, PLC had borrowed $4.0 million under its $200.0 million revolving line of credit due October 1, 2005, at an interest rate of 1.61%.

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

Contractual Obligations

        The table below sets forth future maturities of stable value contracts, notes payable, operating lease obligation, and mortgage loan commitments.

--------------------------------------------------------------------------------------------------------------------------------
                 (in thousands)                                  2003          2004-2005        2006-2007       After 2007
--------------------------------------------------------------------------------------------------------------------------------
     Stable value contracts                                   $405,022        $1,831,752        $1,798,941        $99,497
     Notes payable                                                                 2,249
     Operating lease obligation                                    389             3,113            76,816
     Mortgage loan commitments                                 668,462
     Securities sold under repurchase agreements               111,725

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

        Protective Life is subject to examination, review, and investigation by regulatory authorities, including insurance and securities regulators, and tax authorities. Several such examinations are currently ongoing. Although Protective Life cannot predict what actions may be taken by any regulatory authority, Protective Life does not believe that this or any other matter currently under examination, review, or investigation or any other pending or threatened regulatory or tax-related action with respect to Protective Life or any of its subsidiaries is reasonably likely to have a material effect on Protective Life.

        Legislation has been enacted that permits commercial banks, insurance companies and investment banks to combine, provided certain requirements are satisfied. While Protective Life cannot predict the impact of this legislation, it could cause Protective Life to experience increased competition as larger, potentially more efficient organizations emerge from such combinations.

        Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policy holders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of Protective Life’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including Protective Life and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Recent changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, Protective Life is subject to the federal corporation income tax. Protective Life cannot predict what changes to tax law or interpretations of existing tax law could adversely affect Protective Life.

        Protective Life’s Life Marketing segment is implementing and continuing to refine a more sophisticated administrative system capable of facilitating the calculation of more precise estimates of the segment’s deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the segment’s balance sheet. The segment’s future results may be affected, positively or negatively, by changes in such estimates arising from the implementation of this system.

        Protective Life’s ability to grow depends in large part upon the continued availability of capital. Protective Life has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as Protective Life has incurred realized and unrealized losses on its invested assets and increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed Protective Life to slightly decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. In recent years, most financial services companies, including PLC, experienced a decrease in the market price of their common stock. A lower stock price for PLC may limit Protective Life’s ability to raise capital to fund other growth opportunities and acquisitions. Although Protective Life believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within Protective Life’s control. A lack of sufficient capital could impair Protective Life’s ability to grow.

        Protective Life cedes material amounts of insurance to other companies through reinsurance. The cost of reinsurance is, generally, reflected in the premium rates charged by Protective Life. Under certain reinsurance agreements, the reinsurer may increase the rate it charges Protective Life for the reinsurance, though Protective Life does not anticipate an increase to occur. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, Protective Life could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

        Protective Life’s Chief Executive Officer and Chief Financial Officer have evaluated Protective Life’s disclosure controls and procedures and believe them to be operating effectively to make known to them on a timely basis any material information required to be included in Protective Life’s periodic filings with the Securities and Exchange Commission. In the ordinary course of business, Protective Life continues to refine its internal control environment. There have been no changes in Protective Life’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect Protective Life’s internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibit 15 – Letter re unaudited interim financial information.

         Exhibit 31(a) – Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31(b) – Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32(a) — Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32(b) — Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99 – Safe Harbor for Forward-Looking Statements.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date:	November 14, 2003	/s/ Steven G. Walker
Steven G. Walker
Vice President and Controller
and Chief Accounting Officer
(Duly authrorized officer)