Form 10-K
period 2003-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2004-03-30
CIK 310826

_______________________________________________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2003	001-31901

__________________________________________

Protective Life Insurance Company

(Exact name of registrant as specified in its charter)

Tennessee	63-0169720
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identificiation No.)

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code: (205) 268-1000
___________________________________
Securities registered pursuant to Section 12(b) of the Act:
3.70% Secured Medium Term Notes due 2008 of Protective Life Secured Trust 2003-1
(Title of Class)
___________________________________
Name of each exchange on which registered:
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:None

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

       Number of shares of Common Stock, $1.00 Par Value, outstanding as of February 27, 2004: 5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

_______________________________________________________________________________________________________________________

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

                                                           PART I
                                                                                                               Page

Item 1.       Business.....................................................................................

Item 2.       Properties...................................................................................

Item 3.       Legal Proceedings............................................................................

Item 4.       Submission of Matters to a Vote of Security Holders..........................................

                                                           PART II

Item 5.       Market for the Registrant's Common Equity and
                Related Share-Owner Matters................................................................

Item 6.       Selected Financial Data......................................................................

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................................

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk....................................

Item 8.       Financial Statements and Supplementary Data..................................................

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................................................

Item 9A.      Controls and Procedures......................................................................

                                                          PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................

Item 11.      Executive Compensation.......................................................................

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management.................................................................................

Item 13.      Certain Relationships and Related Transactions...............................................

Item 14.      Principal Accountant Fees and Services.......................................................

                                                           PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K................................................................................

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

        Protective operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. Protective’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products and Asset Protection. Protective also has an additional segment referred to as Corporate and Other.

        Additional information concerning Protective’s segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note K to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The information incorporated herein by reference is also electronically accessible through the Internet from the “Edgar Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

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

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis. The segment uses several methods of distribution for its products. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. Also, Protective markets BOLI through an independent marketing organization that specializes in this market. The segment also distributes life insurance products through stockbrokers and banks, and through direct response and worksite arrangements.

        The following table shows the Life Marketing segment’s sales measured by new premium.

             Year Ended
             December 31                             Sales
-------------------------------------------------------------------------
                                             (dollars in millions)

                1999                                 $139.2
                2000                                  161.1
                2001                                  163.5
                2002                                  224.1
                2003                                  289.6
-------------------------------------------------------------------------

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

        Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, Protective generally either ceased future marketing efforts or redirected those efforts to another segment of Protective. However, in the case of the acquisition of West Coast Life Insurance Company (West Coast) which was closed by the Acquisitions segment in 1997, Protective elected to continue the marketing of new policies and operate West Coast as a component of Protective’s Life Marketing segment.

        Protective believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies gives it a significant competitive advantage over many other companies that attempt to make similar acquisitions. Protective expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that Protective may face increased competition for future acquisitions.

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

                                  Number
       Year Ended                   of                       Capital
      December 31              Transactions                  Invested
--------------------------------------------------------------------------------
                                                      (dollars in millions)
          2001                       2                        $247.8
          2002                       1                          60.0
--------------------------------------------------------------------------------

        In 2001, Protective coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, Protective coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. Although acquisition opportunities were investigated, no transactions were completed in 1999, 2000, or 2003.

        From time to time other of Protective’s business segments have acquired companies and blocks of policies which are included in their respective results.

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

       Year Ended                 Fixed                   Variable                    Total
       December 31              Annuities                Annuities                  Annuities
------------------------------------------------------------------------------------------------------
                                                    (dollars in millions)
          1999                     $350                     $361                      $711
          2000                      635                      257                       892
          2001                      689                      263                       952
          2002                      628                      325                       953
          2003                      164                      350                       514
------------------------------------------------------------------------------------------------------

Stable Value Products

        Protective’s Stable Value Products segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

        The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. During the fourth quarter of 2003, Protective registered a funding agreement-backed notes program with the SEC. Through this program, Protective is able to offer notes to both institutional and retail investors. The segment’s funding agreement-backed notes complement Protective’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of the seller, as opposed to the needs of the buyer, and more so in a retail program. The segment had sales of $450 million under this program in 2003.

        Protective’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by Protective have maturities of three to seven years.

        The following table shows the stable value products sales.

       Year Ended                              Funding
      December 31              GICs          Agreements          Total
----------------------------------------------------------------------------
                                        (dollars in millions)

          1999                  $584              $386            $970
          2000                   418               801           1,219
          2001                   409               637           1,046
          2002                   267               888           1,155
          2003                   275             1,333           1,608
----------------------------------------------------------------------------

        The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of sales.

Asset Protection

        The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. The segment’s products are primarily marketed through a national network of 2,500 automobile and marine dealers. The Asset Protection segment has also offered credit insurance through banks and consumer finance companies.

        The Asset Protection segment also has offered other casualty insurance products, including surety bonds and products that insure or guarantee the residual or market value of vehicles under leases and vehicle finance contracts. The segment’s recent operating results have been negatively affected as a result of casualty claims in these lines being significantly higher than assumed or estimated when these products were priced. The Asset Protection segment recorded charges of $30.9 million in 2002, primarily as a result of the negative claims experience that these lines and other non-core lines were experiencing. The segment has taken affirmative steps to exit and reduce its risk exposure in these lines. Actual claims experience in these lines is affected by general economic conditions, trends in used vehicle prices and default rates and other factors that can be very difficult to predict when pricing products. Although Protective has taken affirmative steps to exit and reduce its exposure to these casualty product lines, a material adverse development in such casualty claims trends could have a material, adverse effect on Protective.

        Protective continues to closely monitor the effects that declining used vehicle values might have on residual value reserves in the Asset Protection segment. Protective entered into an agreement in 2003, under the terms of which an unaffiliated company assumed the administration and marketing responsibilities for a portion of the Asset Protection segment’s financial institutions credit business that was based in Raleigh, North Carolina. Protective is reviewing strategic alternatives for certain under-performing product lines in the Asset Protection segment.

        In 2000, Protective acquired the Lyndon Insurance Group (Lyndon) from Frontier Insurance Group. Lyndon markets a variety of specialty insurance products, including credit insurance and vehicle and marine extended service contracts. Lyndon distributes products on a national basis through financial institutions and automobile dealers.

        Protective is the fifth largest writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

        The following table shows the credit insurance and related product sales measured by new premium including the sales of Lyndon since the date of acquisition.

             Year Ended
             December 31                             Sales
-------------------------------------------------------------------------
                                              (dollars in millions)

                1999                                 $283.4
                2000                                  523.6
                2001                                  521.4
                2002                                  490.3
                2003                                  491.8
-------------------------------------------------------------------------

        In 2003, approximately 58% of the segment’s sales were through the automobile dealer distribution channel, and approximately 42% of sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-owned reinsurers.

Corporate and Other

        Protective has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several small lines of business which Protective is not actively marketing (mostly cancer insurance and group annuities), and various investment-related transactions. The earnings of this segment may fluctuate from year to year.

Discontinued Operations

        On December 31, 2001, Protective completed the sale to Fortis, Inc. of substantially all of its Dental Benefits Division (Dental Division), and discontinued other remaining Dental Division operations, primarily other health insurance lines.

Investments

        The types of assets in which Protective may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, Protective invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding Protective’s investments, the maturity of and the concentration of risk among Protective’s invested assets, derivative financial instruments, and liquidity, see Notes A and C to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” located in Items 8 and 7, respectively, in this Annual Report on Form 10-K.

        A significant portion of Protective’s bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages, and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. Protective has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by Protective). In addition, Protective has entered into hedging transactions to reduce the volatility in market value of its mortgage-backed securities.

        The table below shows a breakdown of Protective’s mortgage-backed securities portfolio by type at December 31, 2003. Planned amortization class securities (PACs) pay down according to a schedule. Targeted amortization class securities (TACs) pay down in amounts approximating a targeted schedule. Non-Accelerated Security (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. All of these types of structured mortgage-backed securities give Protective some measure of protection against both prepayment and extension risk.

        Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive scheduled payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by Protective, in which Protective securitized portions of its mortgage loan portfolio.

                                       Percentage of Mortgage-Backed
     Type                                        Securities
---------------------------------------------------------------------------

     Sequential                                      36.2%
     Pass Through                                    32.9
     PAC                                             17.4
     CMBS                                             7.0
     NAS                                              4.0
     Accretion Directed                               2.4
     TAC                                              0.1
---------------------------------------------------------------------------
                                                    100.0%
---------------------------------------------------------------------------

        Protective obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (Moody’s) and Standard & Poor’s Corporation (S&P). If a bond is not rated by Moody’s or S&P, Protective uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or Protective rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2003, approximately 99% of bonds were rated by Moody’s, S&P, or the NAIC.

        The approximate percentage distribution of Protective’s fixed maturity investments by quality rating at December 31, 2003, is as follows:

                                                 Percentage of Fixed
Rating                                           Maturity Investments
------------------------------------------------------------------------
AAA                                                      36.5%
AA                                                        6.0
A                                                        23.0
BBB                                                      26.9
BB or less                                                7.6
------------------------------------------------------------------------
                                                        100.0%
------------------------------------------------------------------------

        At December 31, 2003, approximately $11.9 billion of Protective’s $12.9 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $983.1 million of its bond portfolio was rated less than investment grade, of which $407.6 million are bank loan participations and $66.9 million were securities issued in Protective-sponsored commercial mortgage loan securitizations. Protective has increased its investment in bank loan participations over the last two years to take advantage of market conditions.

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

        Protective also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. Protective generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2003 was $3.1 million. At December 31, 2003, the average size mortgage loan in Protective’s portfolio was approximately $2.2 million and the largest single loan amount was $19.6 million.

        The following table shows a breakdown of Protective’s mortgage loan portfolio by property type at December 31, 2003:

                                                Percentage of
                                               Mortgage Loans
     Property Type                             on Real Estate
---------------------------------------------------------------------------

     Retail                                          74.7%
     Apartments                                       7.9
     Office Buildings                                 8.0
     Warehouses                                       8.0
     Other                                            1.4
---------------------------------------------------------------------------
                                                    100.0%
---------------------------------------------------------------------------

        Retail loans are generally on strip shopping centers located in smaller towns and anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with Protective’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by Protective’s exposure) at December 31, 2003:

                                                 Percentage of
                                                 Mortgage Loans
     Anchor Tenants                              on Real Estate
-----------------------------------------------------------------------------
     Ahold Corporation                                  2.8%
     Walgreen Corporation                               2.7
     Food Lion, Inc.                                    2.6
     Wal-Mart Stores, Inc.                              2.4
     Winn Dixie Stores, Inc.                            2.2
-----------------------------------------------------------------------------

        Protective’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service. Protective also offers a commercial loan product under which Protective will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. At December 31, 2003, approximately $382.7 million of Protective’s mortgage loans have this participation feature.

        Many of Protective’s mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, Protective may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

        At December 31, 2003, $11.8 million or 0.4% of the mortgage loan portfolio was nonperforming. It is Protective’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is Protective’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

        In 1996, Protective sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, Protective sold approximately $445 million of its loans in a second securitization transaction. In 1998 Protective securitized $146 million of its mortgage loans and in 1999 Protective securitized $263 million. The securitizations’ senior tranches were sold, and Protective retained the junior tranches. Protective continues to service the securitized mortgage loans. At December 31, 2003, Protective had investments related to retained beneficial interests of mortgage loan securitizations of $283.6 million.

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

        The following table shows the investment results from continuing operations of Protective:

                                                                                            Realized Investment
                       Cash, Accrued                                Percentage                Gains (Losses)
                         Investment                                  Earned on      ------------------------------------
                        Income, and                                 Average of         Derivative
    Year ended        Investments at                                 Cash and           Financial          All other
   December 31          December 31      Net Investment Income      Investments        Instruments        investments
------------------------------------------------------------------------------------------------------------------------
                                                (dollars in thousands)

       1999              $ 8,808,740            $617,829                7.0%            $ 3,425           $  1,335
       2000               10,349,634             692,081                7.1               2,157            (16,756)
       2001               13,526,530             835,203                7.0               2,182             (6,123)
       2002               15,705,411             971,808                6.8              (4,708)            12,314
       2003               17,258,709             980,743                6.1               8,249             66,764
------------------------------------------------------------------------------------------------------------------------

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force.
                                                                     Year Ended December 31
                                        ----------------------------------------------------------------------------------
                                             2003             2002             2001            2000             1999
--------------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
New Business Written
     Life Marketing                      $102,154,269      $67,827,198      $40,538,738     $45,918,373     $26,918,775
     Group Products(1)                         67,405           44,567          123,062         143,192         123,648
     Asset Protection                       6,655,790        4,516,350        5,917,047       7,052,106       6,665,219
--------------------------------------------------------------------------------------------------------------------------
        Total                            $108,877,464      $72,388,115      $46,578,847     $53,113,671     $33,707,642
--------------------------------------------------------------------------------------------------------------------------
Business Acquired
     Acquisitions                                          $ 3,859,788      $19,992,424
     Asset Protection                                                                       $ 2,457,296     $  620,000
--------------------------------------------------------------------------------------------------------------------------
        Total                                              $ 3,859,788      $19,992,424     $ 2,457,296     $  620,000
--------------------------------------------------------------------------------------------------------------------------
Insurance in Force at End of Year(2)
     Life Marketing                      $305,939,864     $225,667,767     $159,485,393    $129,502,305     $91,627,218
     Acquisitions                          30,755,635       27,372,622       36,856,042      20,133,370      22,054,734
     Group Products(1)                        710,358        5,015,636        5,821,744       7,348,195       6,065,604
     Asset Protection                       9,088,963       12,461,564       12,094,947      13,438,226      10,069,030
--------------------------------------------------------------------------------------------------------------------------
        Total                            $346,494,820     $270,517,589     $214,258,126    $170,422,096    $129,816,586
--------------------------------------------------------------------------------------------------------------------------
(1)	On December 31, 2001, Protective completed the sale of substantially all of its Dental Division, with which the group products are associated.

(2)	Reinsurance assumed has been included; reinsurance ceded (2003-$292,740,795; 2002-$219,025,215; 2001-$171,449,182; 2000-$128,374,583; 1999-$92,566,755) has not been deducted.

        The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Year Ended                Ratio of Voluntary
December 31                  Terminations
-----------------------------------------------
     1999                       6.0%
     2000                       5.8
     2001                       7.4
     2002                       4.7
     2003                       4.1
-----------------------------------------------

        The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in Protective’s financial statements as liabilities related to separate accounts.

                                  Stable                 Modified
       Year Ended                  Value                Guaranteed                Fixed                Varialbe
      December 31                Products               Annuities               Annuities              Annuities
----------------------------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)

          1999                   $2,680,009             $  941,692             $  391,085             $2,085,072
          2000                    3,177,863              1,384,027                330,428              2,043,878
          2001                    3,716,530              1,883,998              1,143,394              2,131,476
          2002                    4,018,552              2,390,440                955,886              1,864,993
          2003                    4,676,531              2,286,417                851,165              2,388,033
----------------------------------------------------------------------------------------------------------------------

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

        Protective and its insurance subsidiaries require blood samples to be drawn with individual insurance applications above certain face amounts ranging from $100,000 to $250,000 based on the applicant’s age, except in the worksite and BOLI markets where no blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

        Protective and its insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. Protective sets a limit on the amount of insurance retained on the life of any one person. In the individual lines it will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. At December 31, 2003, Protective had insurance in force of $346.5 billion of which approximately $292.7 billion was ceded to reinsurers.

        Over the past several years, Protective’s reinsurers have reduced the net cost of reinsurance to Protective. Consequently, Protective has increased the amount of reinsurance which it cedes on newly-written individual life insurance policies, and has also ceded a portion of the mortality risk of existing business of the Life Marketing and Acquisitions business segments.

        Protective also has used reinsurance in the sale of the Dental Division and to reinsure fixed annuities in conjunction with the acquisition of two small insurers and for reinsuring guaranteed minimum death benefit (GMDB) claims in its variable annuity contracts.

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

        The policy liabilities and accruals carried in Protective’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (GAAP) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are carried in Protective’s financial reports at the account value of the policy or contract plus accrued interest.

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

        Under pre-1984 tax law, certain income of Protective was not taxed currently, but was accumulated in a memorandum account designated as “Policyholders’ Surplus” to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders’ Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2003, the aggregate accumulation in the Policyholders’ Surplus account was $70.5 million. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

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

Regulation

        Protective and its insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of Protective’s business, which may include premium rates, marketing practices, advertising, privacy, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners.

        A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view; for example, requiring immediate expensing of policy acquisition costs and through the use of more conservative computations of policy liabilities. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2003 statutory financial reports, Protective and its insurance subsidiaries are adequately capitalized under the formula.

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

        Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although Protective cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. Protective and its insurance subsidiaries were assessed immaterial amounts in 2003, which will be partially offset by credits against future state premium taxes.

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

        Protective and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2004 is estimated to be $293.8 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which Protective and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to PLC by such subsidiaries without affirmative prior approval by state regulatory authorities.

        Protective and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts and annuities offered by Protective and its subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

        Additional issues related to regulation of Protective and its insurance subsidiaries are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Employees

        At December 31, 2003 Protective had approximately 1,437 authorized positions, including approximately 973 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to Protective in 2003 was approximately $4.3 million. In addition, substantially all of the employees are covered by a pension plan. Protective also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note L to Consolidated Financial Statements.

Item 2. Properties

        Protective’s Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in January 2003. In addition, parking is provided for approximately 2,760 vehicles. In 2000, Protective entered into an arrangement, with an unrelated party, for the construction of the third building. The unrelated party owns the building and leases it to Protective. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. Lease payments are based on current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, Protective may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.5 million. Were Protective not to purchase the building, a payment of approximately $66 million would be due at the end of the lease term.

        Protective leases administrative and marketing office space in approximately 24 cities including approximately 24,173 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.0 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Share-Owner Matters

        Protective is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by Protective’s subsidiary, Protective Life and Annuity Insurance Company (PL&A). Therefore, neither Protective’s common stock nor PL&A’s preferred stock is publicly traded.

        At December 31, 2003, $1,386.9 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of Protective that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $1.6 billion, would be subject to federal income tax at rates then effective.

        Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2004 is estimated to be $293.8 million. Protective paid no dividends to PLC in 2003 or 2002.

        PL&A paid no dividends in 2003, and $50.0 thousand of preferred dividends to PLC in 2002. Protective and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6. Selected Financial Data

                                                                       Year Ended December 31
                                           -------------------------------------------------------------------------------
                                                2003            2002            2001             2000           1999
--------------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
INCOME STATEMENT DATA(3)
Premiums and policy fees................    $1,653,609      $1,548,201       $1,389,819      $1,175,943     $   861,021
Reinsurance ceded.......................      (917,935)       (738,158)        (771,151)       (686,108)       (462,297)
--------------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded................       735,674         810,043          618,668         489,835         398,724
Net investment income...................       980,743         971,808          835,203         692,081         617,829
Realized investment gains (losses):
   Derivative financial instruments.....         8,249          (4,708)           2,182           2,157           3,425
   All other investments................        66,764          12,314           (6,123)        (16,756)          1,335
Other income............................        46,825          41,483           38,578          35,194          22,599
--------------------------------------------------------------------------------------------------------------------------
Total revenues..........................     1,838,255       1,830,940        1,488,508       1,202,511       1,043,912
Benefits and expenses...................     1,488,283       1,589,317        1,274,550       1,027,889         857,299
Income tax expense......................       117,932          84,229           70,457          61,478          67,991
Income (loss) from discontinued
operations(1)...........................             0               0          (27,610)         16,299          22,027
Change in accounting principle(2).......             0               0           (8,341)              0               0
--------------------------------------------------------------------------------------------------------------------------
Net Income..............................    $  232,040      $  157,394      $   107,550     $   129,443     $   140,649
==========================================================================================================================
(1)	Income from discontinued operations in 2001 includes loss on sale of discontinued operations and loss from discontinued operations, net of income tax.
(2)	Cumulative effect of change in accounting principle relating to SFAS No. 133, net of income tax. (3) Prior periods have been restated to reflect discontinued operations.
(3)	Prior periods have been restated to reflect discontinued operations.
                                                                            December 31
                                           -------------------------------------------------------------------------------
                                                2003            2002            2001             2000           1999
--------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
BALANCE SHEET DATA
Total assets............................   $23,971,212     $21,767,675      $19,582,503     $15,041,781     $12,862,097
Total debt(4)...........................   $     2,234     $     4,264      $     8,291     $    12,315     $    16,338
Total stable value product and annuity
   account balances(5)..................   $ 4,847,518     $ 4,198,070      $ 3,907,892    $  3,385,092     $ 2,915,417
Share-owner's equity....................   $ 2,629,798     $ 2,285,284      $ 1,883,333    $  1,539,955     $ 1,236,495
--------------------------------------------------------------------------------------------------------------------------
(4)	Includes indebtedness to related parties. Such indebtedness totaled $0.0 million, $2.0 million, $6.0 million, $10.0 million, and $14.0 million at December 31, 2003, 2002, 2001, 2000, and 1999, respectively. See also Note E to the Consolidated Financial Statements.
(5)	Includes stable value product account balances and annuity account balances which do not pose significant mortality risk.

Note: Certain reclassifications have been made in the previously reported financial information to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management’s Discussion and Analysis should be read in its entirety, since it contains detailed information that is important to understanding Protective’s results and financial condition. The Overview below is qualified in its entirety by the full Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

        This report reviews Protective’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and Protective cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to “Known Trends and Uncertainties” herein for more information about factors which could affect future results.

OVERVIEW

        Protective Life Insurance Company (Protective) and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Protective operates five business segments. An operating segment is generally distinguished by products and/or channels of distribution. Protective’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. In addition, Protective has another segment referred to as the Corporate and Other segment.

        In 2003, Protective’s net income increased 47.4% to $232.0 million compared to $157.4 million in 2002. Included in 2003 net income were net realized investment gains of $75.0 million compared to gains of $7.6 million in 2002.

        The Life Marketing segment’s pretax operating income was $160.0 million in 2003, an increase of 27.5% over the $125.4 million reported in 2002. The increase was primarily attributable to an increase in business-in-force.

        The Acquisitions segment’s pretax operating income was $96.7 million in 2003, up slightly from the $96.4 million reported in 2002. Increased earnings from recently completed transactions were offset by the expected declining earnings from older acquired blocks of business.

        The Annuities segment’s pretax operating income was $13.2 million in 2003, a decline of $1.5 million from the $14.7 million reported in 2002. The decrease is primarily due to interest spread compression and low sales of fixed annuities caused by lower interest rates in 2003.

        Stable Value Products pretax operating income was $38.9 million in 2003, compared to $42.3 million in 2002. Average operating spreads decreased to 96 basis points in 2003, compared to 107 basis points in 2002.

        The Asset Protection segment had pretax operating income of $10.6 million in 2003, compared to a loss of $15.2 million in 2002. This increase in pretax operating income was primarily due to improvements in service contract lines and charges recorded in 2002 due to negative trends in service contract and residual value product lines.

        Corporate and Other had a pretax operating loss of $15.4 million in 2003 compared to a loss of $19.3 million in 2002. An increase in investment income contributed to the change.

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

        Protective has a deferred policy acquisition costs asset of approximately $99.7 million related to its variable annuity product line with an account balance of $2.2 billion at December 31, 2003. Protective monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 9%, reversion to the mean methodology with a reversion to the mean cap rate of 14%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or methodologies and assumptions that anticipate a recovery, results in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

        Establishing an adequate liability for Protective’s obligations to its policyholders requires the use of assumptions. Liabilities for future policy benefits on traditional life insurance products require the use of assumptions relative to future investment yields, mortality, persistency and other assumptions based on Protective’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.

        Protective also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. Protective assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase Protective’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Protective’s GMDB at December 31, 2003, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.

        Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires Protective to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. Protective’s specific accounting policies related to its invested assets are discussed in the Notes to the Consolidated Financial Statements.

        Protective utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk as well as currency exchange risk. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. Protective employs a variety of methods for determining the fair value of its derivative instruments. The fair values of interest rate swaps, interest rate swaptions, total return swaps and put or call options are based upon industry standard models which present-value the projected cash flows of the derivatives using current and implied future market conditions.

        Determining Protective’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to Protective’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate PLC’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as the expected exercise date.

        The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. Protective makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

PREMIUMS AND POLICY FEES

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance (premiums and policy fees), and the percentage change from the prior period:

                                                               Percentage
         Year Ended                                             Increase
        December 31                    Amount                  (Decrease)
-----------------------------------------------------------------------------
                                  (in thousands)
            2001                       $618,668                  26.3%
            2002                        810,043                  30.9
            2003                        735,674                  (9.2)
-----------------------------------------------------------------------------

        Premiums and policy fees were $810.0 million in 2002, an increase of $191.4 million or 30.9% from the $618.7 million reported for 2001. During 2002, Protective discovered that it had overpaid the reinsurance premiums due on certain life insurance policies over a period of 10 years. Protective recorded cash and receivables totaling $69.7 million, and a corresponding increase in premiums and policy fees, which reflected its then current estimate of amounts to be recovered. Excluding this increase, premiums and policy fees in the Life Marketing segment increased $29.5 million due to an increase in sales. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from deaths of insureds or terminations of coverage) unless new acquisitions are made. In June 2002, Protective coinsured a block of insurance policies from Conseco Variable Insurance Company (Conseco). This transaction resulted in an increase in premiums and policy fees of $18.8 million. The acquisition of Inter-State and First Variable resulted in a $27.0 million increase in premiums and policy fees. Premiums and policy fees from older acquired blocks decreased $3.7 million. Premiums and policy fees from the Annuities segment declined $2.3 million due to a decline in variable annuity management fees caused by the general decline in the equity markets. Premiums and policy fees related to the Asset Protection segment increased $53.4 million due to continued higher sales in its service contracts and residual value lines. Lower sales in other Asset Protection lines during 2002 were more than offset by a decline in the amount of reinsurance ceded. The decline in reinsurance ceded was primarily due to a change in the form of a credit reinsurance agreement in 2002. Premiums and policy fees relating to various health insurance lines in the Corporate and Other segment decreased $1.0 million.

        Premiums and policy fees were $735.7 million in 2003, a decrease of $74.4 million or 9.2% from 2002 premiums and policy fees. In 2003, Protective substantially completed its recovery of all of the previously mentioned reinsurance overpayments. As a result, $18.4 million of premiums and policy fees were recorded in 2003 related to the collection of the reinsurance overpayment. Overall, premiums and policy fees in the Life Marketing segment declined $21.5 million from 2002, reflecting an increase in the use of reinsurance. Premiums and policy fees from the Conseco transaction resulted in an increase of $7.2 million. Premiums and policy fees from older acquired blocks decreased $17.8 million as a result of normal lapsing of policies resulting from deaths of insureds or terminations of coverage. Premiums and policy fees in the Annuities segment increased by $0.4 million in 2003. Premiums and policy fees in the Asset Protection segment decreased by $40.9 million due to reduced credit earned premiums attributable to lower sales and the termination of non-core lines of business. Premiums and policy fees in the Corporate and Other segment decreased by $1.8 million.

NET INVESTMENT INCOME

        The following table sets forth for the periods shown the amount of net investment income, the percentage change from the prior period, and the percentage earned on average cash and investments:

                                                              Percentage Earned
     Year Ended                              Percentage        on Average Cash
     December31                Amount         Increase         and Investments
-----------------------------------------------------------------------------------
                           (in thousands)
        2001                 $835,203           20.7%               7.0%
        2002                  971,808           16.4                6.8
        2003                  980,743            0.9                6.1
-----------------------------------------------------------------------------------

        Net investment income in 2002 increased $136.6 million or 16.4% over 2001, and in 2003 increased $8.9 million or 0.9% over 2002, primarily due to increases in the average amount of invested assets. Invested assets have increased primarily due to acquisitions, receiving stable value and annuity deposits, and the asset growth that results from the sale of various insurance products. The Standard coinsurance transaction and the acquisition of Inter-State and First Variable resulted in an increase in investment income of $57.5 million in 2002. The Conseco coinsurance transaction resulted in an increase in investment income of $13.3 million in 2003. This increase was more than offset by $19.3 million decline in investment income from older acquisitions.

        The percentage earned on average cash and investments was 6.8% in 2002 and 6.1% in 2003, due to the overall decline in interest rates on new investments.

REALIZED INVESTMENT GAINS (LOSSES)

        Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.

        The following table sets forth realized investment gains (losses) relating to derivative financial instruments and all other investments for the periods shown:

                             Derivative
     Year Ended              Financial           All Other
     December 31            Instruments         Investments
---------------------------------------------------------------
                                   (in thousands)
        2001                 $ 2,182             $(6,123)
        2002                  (4,708)             12,314
        2003                   8,249              66,764
---------------------------------------------------------------

        Realized investment gains and losses related to derivative financial instruments primarily represent changes in the fair values of certain derivative financial instruments. Realized investment gains and losses related to derivatives include periodic settlements related to interest rate swaps intended to mitigate the risks associated with certain investments, but do not qualify as hedges under SFAS No. 133.

        The sales of investments that have occurred generally result from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in 2002 of $73.0 million were largely offset by realized investment losses of $60.7 million. Realized investment gains related to all other investments in 2003 of $93.4 million were offset by realized investment losses of $26.6 million. During 2002 and 2003, Protective recorded other-than-temporary impairments in its investments of $17.8 million and $13.6 million, respectively.

        Each quarter Protective reviews investments with material unrealized losses and tests for other-than-temporary impairments. Management analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value. An other-than-temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment. With respect to unrealized losses due to issuer-specific events, Protective considers the creditworthiness and financial performance of the issuer and other available information. With respect to unrealized losses that are not due to issuer-specific events, such as losses due to interest rate fluctuations, general market conditions or industry-related events, Protective considers its intent and ability to hold the investment to allow for a market recovery or to maturity together with an assessment of the likelihood of full recovery. See also “Liquidity and Capital Resources – Investments” included herein.

OTHER INCOME

        The following table sets forth other income for the periods shown:

                                                              Percentage
       Year Ended                                              Increase
       December 31                    Amount                  (Decrease)
------------------------------------------------------------------------------
                                  (in thousands)
         2001                         $38,578                    9.6%
         2002                          41,483                    7.5
         2003                          46,825                   12.9
------------------------------------------------------------------------------

        Other income consists primarily of revenues of Protective’s direct response businesses, service contract businesses, noninsurance subsidiaries, and rental of space in its administrative building to PLC. In 2002, revenues from Protective’s service contract business increased $4.7 million. Income from all other sources decreased $1.8 million. In 2003, revenues from Protective’s service contract business increased $4.5 million. Income from all other sources increased $0.8 million.

INCOME BEFORE INCOME TAX

        Consistent with Protective’s segment reporting in the Notes to Consolidated Financial Statements, management evaluates the results of Protective’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of Protective’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of operating income because the interest rate swaps are hedging items affecting operating income. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses, discontinued operations, and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing Protective’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of Protective’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, Protective’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income from continuing operations before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, the related amortization of deferred policy acquisition costs and gains (losses) on derivative instruments. In the Annuities and Stable Value Products segments operating income excludes realized investment gains and losses and related amortization. In the Corporate and Other segment operating income includes derivative gains related to investments.

        The table below sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX

                                                                             Year Ended December 31
                                                             --------------------------------------------------------
                                                                   2003               2002               2001
---------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating income (loss) 1
     Life Marketing                                               $159,957          $125,419          $ 92,016
     Acquisitions                                                   96,700            96,418            69,251
     Annuities                                                      13,190            14,656            15,093
     Stable Value Products                                          38,911            42,272            33,150
     Asset Protection                                               10,566           (15,192)           35,731
     Corporate and Other                                           (15,382)          (19,324)          (22,446)
---------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                      22,733             2,277             1,139
     Stable Value Products                                           9,756            (7,061)            7,218
     Corporate and Other                                            42,524            12,390           (12,298)
Less derivative gains related to investments 2
     Corporate and Other                                           (10,036)           (8,251)           (3,900)
Related amortization of deferred policy
  acquisition costs
     Annuities                                                     (18,947)           (1,981)             (996)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life Marketing                                                159,957           125,419            92,016
     Acquisitions                                                   96,700            96,418            69,251
     Annuities                                                      16,976            14,952            15,236
     Stable Value Products                                          48,667            35,211            40,368
     Asset Protection                                               10,566           (15,192)           35,731
     Corporate and Other                                            17,106           (15,185)          (38,644)
---------------------------------------------------------------------------------------------------------------------
     Total income before income tax                               $349,972          $241,623          $213,958
---------------------------------------------------------------------------------------------------------------------
[1]	Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs
[2]	Certain investments included in realized investment gains and considered a part of operating income

LIFE MARKETING

        The Life Marketing segment’s 2002 pretax operating income was $125.4 million, $33.4 million above 2001. In the third quarter of 2002, Protective discovered that it had overpaid the reinsurance premiums due on certain life insurance policies, and indicated that it would be seeking recovery of approximately $94.5 million from several reinsurance companies. At December, 31, 2002, Protective had recorded cash and receivables totaling $69.7 million, which reflected the amounts received at that date, and Protective’s estimate of amounts to be recovered in the future, based upon the information then available.

        The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. The Life Marketing segment’s pretax operating income thereby increased $7.2 million which is the difference between the premiums recorded and the amount of such additional amortization.

        Because the overpayments were made over a period of 10 years beginning in 1992, and had the effect of reducing the amortization of deferred policy acquisition costs during that period, Protective believes that no prior period results were materially understated and that no operating trends were materially affected as a result.

        In addition to the increase from reinsurance recoveries, an increase of $7.2 million in 2002 is attributable to favorable mortality experience, and an increase of $19.0 million can be attributed to growth through sales.

        The Life Marketing segment’s 2003 pretax operating income was $160.0 million, an increase of $34.5 million over 2002. During 2003, Protective received payment from substantially all of the affected reinsurance companies. As a result Protective increased premiums and policy fees by $18.4 million and amortization of deferred policy acquisition costs by $6.1 million, resulting in an increase in the Life Marketing segment’s pretax operating income of $12.3 million. The remaining increase is attributable to growth of business-in-force due to strong sales in 2002 and 2003 and favorable expense variances as compared to pricing allowances.

ACQUISITIONS

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

        In 2002, the segment’s pretax operating income was $96.4 million, $27.2 million above 2001. The Conseco and Standard coinsurance transactions and the acquisition of Inter-State and First Variable resulted in a $24.7 million increase in earnings in 2002. Earnings on older acquired blocks of policies increased $2.4 million. In 2003, the segment’s pretax operating income was $96.7 million, $0.3 million above 2002. The Conseco transaction contributed a $9.1 million increase in earnings over 2002, and earnings from older acquired blocks of business decreased by $8.8 million.

ANNUITIES

        The Annuities segment’s pretax operating income for 2002 was $14.7 million as compared to $15.1 million in 2001. Fixed annuity earnings increased $1.2 million due to higher account balances. This increase was more than offset by a decline in variable annuity earnings of $2.4 million due to the general decline in the equity markets. The segment’s 2003 pretax operating income was $13.2 million, a decrease of $1.5 million from 2002. The decrease is primarily attributable to spread compression and the inability to capitalize excess expenses due to lower sales of fixed annuities caused by lower interest rates in 2003. The segment had a $0.3 million realized investment gain (net of related amortization of deferred policy acquisition costs) in 2002 and a $3.8 million gain in 2003. As a result, total pretax income was $15.0 million in 2002 and $17.0 million in 2003.

        Protective offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. Protective’s accounting policy has been to calculate its total exposure to GMDB, and then apply a mortality factor to determine the amount of claims that could be expected to occur in the coming twelve months. Protective then accrues to that amount over four quarters. At December 31, 2003, the total GMDB reserve was $5.1 million. The total guaranteed amount payable under the GMDB feature based on variable annuity account balances at December 31, 2003, was $287.0 million, a decrease of $252.0 million from December 31, 2002, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), the Annuities segment reported GMDB related policy liabilities and accruals of $12.1 million at December 31, 2003, a decrease of $12.6 million from December 31, 2002.

        Although positive performance in the equity markets in 2003 allowed Protective to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates have negatively affected sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

STABLE VALUE PRODUCTS

        The Stable Value Products segment’s 2002 pretax operating income was $42.3 million, $9.1 million above 2001. This increase is due primarily to higher average account balances and operating spreads. Average account balances were $3.9 billion in 2002 as compared to $3.5 billion in 2001. Operating spreads averaged 107 basis points in 2002 compared to an average of 90 basis points in 2001. The segment’s 2003 pretax operating income was $38.9 million, a decrease of $3.4 million from 2002. Average operating spreads were down to 96 basis points in 2003, causing the decrease in pretax operating income. The primary reason for the spread compression was a reduction in yield caused by the high level of prepayments in the mortgage-backed securities portfolio in 2003. The segments average quarterly account balances increased by $189.6 million in 2003 to $4.1 billion. The segment had realized investment losses in 2002 of $7.1 million compared to gains of $9.8 million in 2003. As a result, total income before income tax was $35.2 million in 2002 and $48.7 million in 2003.

        Protective has registered a program with the Securities and Exchange Commission in which up to $3 billion of secured medium-term notes may be issued to the institutional market and InterNotes® may be issued to the retail market on a delayed (or shelf) basis. Each series of notes will be issued by a separate trust and will be secured by one or more funding agreements issued by Protective. Notes issued under the program will be accounted for in a manner consistent with Protective’s other stable value products (i.e., included in “stable value product account balances” in Protective’s balance sheet). Protective issued $450 million of notes under this program in the fourth quarter of 2003 to institutional investors.

ASSET PROTECTION

        The Asset Protection segment’s core lines of business are vehicle and marine service contracts and credit insurance. The results of the Asset Protection segment have been significantly affected by general economic conditions and trends in used vehicle prices. The segment’s claims and corresponding loss ratios have increased in the current economic environment. In addition, the segment has been exiting certain ancillary lines of business, which are not core to either the service contract or credit insurance businesses.

        In 2002, as a result of the negative trends the Asset Protection segment was experiencing, Protective performed claims experience studies and other analyses and determined that it should increase its estimates of policy liabilities and accruals and write off certain deferred policy acquisition costs and receivables which resulted in a pretax charge of $30.9 million. Examples of the negative trends affecting the segment are lower used vehicle prices resulting from new vehicle sales incentives and an increase in residual value claims on automobiles. Claims experience studies are necessarily complex and involve analyzing and interpreting large quantities of data to deduce whether the trends appear to be temporary and likely to reverse, or not. Any adverse development in the trends of used vehicle prices or in service contract claims could have a material adverse effect on Protective.

        The Asset Protection segment had a pretax operating loss of $15.2 million in 2002, $50.9 million lower than the pretax operating income of $35.7 in 2001. The decrease included the $30.9 million charge discussed above. The segment also experienced lower service contract administration fees of $2.8 million and lower earned credit premiums that reduced income $5.8 million. Higher loss ratios in the vehicle service contract line lowered earnings $2.8 million. Also, higher loss ratios in the segment’s ancillary lines led to higher losses of $6.1 million in 2002. Included in the segment’s pretax loss for 2002 was $2.7 million of income related to the sale of the inactive charter of a small subsidiary compared to $2.0 million for a charter sale in 2001. In addition, 2001 operating income included a change in estimate of $6.7 million related to reserves in certain credit lines. All other items increased 2002 operating income by $3.5 million.

        The segment had pretax operating income of $10.6 million in 2003. Pretax operating income for the segment’s core lines of business was $17.0 million in 2003 as compared to $18.4 million in 2002. Lower credit insurance results in 2003, caused by reduced sales, were partially offset by improved results on service contract lines in 2003. The vehicle service contract line of business improved to contribute pretax operating income of $3.7 million in 2003, as compared to a pretax operating loss of $2.8 million in 2002, due to improving loss ratios caused by the effect of increasing prices in 2000 through 2003. The marine service contract line’s pretax operating income improved to $6.0 million in 2003, $1.2 million better than in 2002. Other core lines of business contributed $7.3 million of pretax operating income. Included in pretax operating income in 2003, was the sale of an inactive charter which contributed $6.9 million of income. Non-core lines of business and all other items decreased operating income by $13.3 million in 2003.

CORPORATE AND OTHER

        The Corporate and Other segment consists primarily of net investment income on unallocated capital, interest expense on substantially all debt, several lines of business that Protective is not actively marketing (mostly health insurance), and earnings from various investment-related transactions. In 2002, the segment had a pretax operating loss of $19.3 million, $3.1 million less than 2001. The increase relates to a $9.6 million increase in investment income allocated to the segment, which was partially offset by $4.1 million less income from the cancer line. Other items decreased income by $2.4 million in 2002. Realized investment gains (net of derivative gains related to investments) in 2002 were $4.1 million. As a result, the total pretax loss in 2002 was $15.2 million.

        In 2003, the segment had a pretax operating loss of $15.4 million, $3.9 million less than 2002. An increase investment income allocated to the segment of $7.4 million was partially offset by $3.5 million increase in expenses related to employee incentive plans and other corporate expenses. Realized investment gains (net of derivative gains related to investments) in 2003 were $32.5 million. As a result, total pretax income in 2003 was $17.1 million.

INCOME TAX EXPENSE

        The following table sets forth the effective income tax rates relating to continuing operations for the periods shown:

     Year Ended            Effective Income
     December 31              Tax Rates
--------------------------------------------
        2001                    32.9%
        2002                    34.9
        2003                    33.7
--------------------------------------------

        Management’s current estimate of the effective income tax rate for 2004 is approximately 34.0%. The expected increase is primarily due to the expiration of certain tax credits.

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

CHANGE IN ACCOUNTING PRINCIPLE

        On January 1, 2001, Protective adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 133 resulted in a cumulative $8.3 million charge to net income, net of $4.0 million income tax.

NET INCOME

        The following table sets forth net income from continuing operations before cumulative effect of change in accounting principle and related per share information for the periods shown:

        Year Ended                                         Percent
        December 31                 Amount            Increase/(Decrease)
--------------------------------------------------------------------------
                               (in thousands)
           2001                   $143,501                  26.8%
           2002                    157,394                   9.7
           2003                    232,040                  47.4
--------------------------------------------------------------------------

        Net income from continuing operations before cumulative effect of change in accounting principle in 2002 of $157.4 million reflects improved operating earnings in the Life Marketing, Acquisitions, Stable Value Products and Corporate and Other segments and higher realized investment gains, which were partially offset by lower operating earnings in the Annuities and Asset Protection segments. Net income from continuing operations before cumulative effect of change in accounting principle in 2003 of $232.0 million reflects improved operating earnings in the Life Marketing, Acquisitions, and Asset Protection segments and higher realized investment gains, which were partially offset by lower operating earnings in the Stable Value Products, Annuities, and Corporate and Other segments.

KNOWN TRENDS AND UNCERTAINTIES

        The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect Protective’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.

Protective is exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect Protective’s operations.

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

        Rating organizations periodically review the financial performance and condition of insurers, including Protective’s subsidiaries. In recent years, downgrades of insurance companies have occurred with increasing frequency. A downgrade in the rating of Protective’s subsidiaries could adversely affect Protective’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Specifically, a ratings downgrade would materially harm Protective’s ability to sell certain products, including guaranteed investment products and funding agreements.

        Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. Protective cannot predict what actions the rating organizations may take, or what actions Protective may be required to take in response to the actions of the rating organizations, which could adversely affect Protective.

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

        In the conduct of business, Protective makes certain assumptions regarding the mortality, persistency, expenses and interest rates, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of Protective’s balance sheet. Protective’s actual experience, as well as changes in estimates, are used to prepare Protective’s statements of income.

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

The use of reinsurance introduces variability in Protective’s statements of income.

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

        Many of the products offered by Protective and its insurance subsidiaries allow policyholders and contract holders to withdraw their funds under defined circumstances. Protective and its insurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While Protective and its life insurance subsidiaries own a significant amount of liquid assets, a certain portion of their assets are relatively illiquid. If Protective or its subsidiaries experience unanticipated withdrawal or surrender activity, Protective or its subsidiaries could exhaust their liquid assets and be forced to liquidate other assets, perhaps on unfavorable terms. If Protective or its subsidiaries are forced to dispose of assets on unfavorable terms, it could have an adverse effect on Protective’s financial condition.

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

        The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits incorporate various assumptions about the overall performance of equity markets over certain time periods. The rate of amortization of deferred policy acquisition costs and the estimated cost of providing guaranteed minimum death benefits could increase if equity market performance is worse than assumed.

A deficiency in Protective’s systems could result in over or underpayments of amounts owed to or by Protective and/or errors in Protective’s critical assumptions or reported financial results.

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

        In the third quarter of 2002, Protective discovered that the rates payable on certain life insurance policies were incorrectly entered into its reinsurance administrative system in 1991. As a result, Protective overpaid to several reinsurance companies the reinsurance premiums related to such policies of approximately $94.5 million over a period of 10 years beginning in 1992. Protective has received payment from substantially all of the affected reinsurance companies.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

        Protective and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of Protective’s business, which may include premium rates, marketing practices, advertising, privacy, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of Protective’s subsidiaries is ongoing. Protective is required to obtain state regulatory approval for rate increases for certain health insurance products, and Protective’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of Protective’s subsidiaries that could, if determined adversely, have a material impact on Protective. Protective cannot predict whether or when regulatory actions may be taken that could adversely affect Protective or its operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as health insurance.

        Protective and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

        Certain policies, contracts, and annuities offered by Protective and its subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions.

        Other types of regulation that could affect Protective and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, state anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, federal money laundering and anti-terrorism laws, and because Protective owns and operates real property state, federal, and local environmental laws. Protective cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on Protective if enacted into law.

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

        Group health coverage issued through associations has received some negative coverage in the media as well as increased regulatory consideration and review. Protective has a small closed block of group health insurance coverage that was issued to members of an association; a lawsuit is currently pending against Protective in connection with this business.

        Protective, like other financial services companies, in the ordinary course of business is involved in such litigation and arbitration. Although Protective cannot predict the outcome of any such litigation or arbitration, Protective does not believe that any such outcome will have a material impact on the financial condition or results of operations of Protective.

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

Protective’s reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect Protective.

        Protective and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. Protective may enter into third-party reinsurance arrangements under which Protective will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, notwithstanding the transfer of related assets or other issues, Protective remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.

        Protective’s ability to compete is dependent on the availability of reinsurance. Premium rates charged by Protective are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges Protective for the reinsurance, though Protective does not anticipate increases to occur with respect to existing reinsurance contracts. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, Protective could be adversely affected.

        Recently, certain commentators on the insurance industry have speculated that reinsurance might become more costly or less available in the future, which could have a negative effect on Protective’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including Protective. In addition, some reinsurers have indicated an unwillingness to continue to reinsure new sales of long-term guarantee products. If the reinsurance markets for these products further contracts, Protective’s ability to continue to offer such products would be adversely impacted.

Computer viruses or network security breaches could affect the data processing systems of Protective or its business partners.

        A computer virus could affect the data processing systems of Protective or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems.

Protective’s ability to grow depends in large part upon the continued availability of capital.

        Protective has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as Protective increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed Protective to decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although Protective believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within Protective’s control. A lack of sufficient capital could impair Protective’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact Protective’s reported financial results.

        Like all publicly traded companies, PLC is required to comply with accounting principles generally accepted in the United States of America (GAAP). A number of organizations are instrumental in the development of GAAP such as the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), and the American Institute of Certified Public Accountants (AICPA). GAAP is subject to constant review by these organizations and others in an effort to address emerging issues and otherwise improve financial reporting. In this regard, these organizations adopt new accounting rules and issue interpretive accounting guidance on a continual basis. PLC and Protective can give no assurance that future changes to GAAP will not have a negative impact on Protective’s reported financial results.

RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, Protective adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137, 138, and 149, requires Protective to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $8.3 million and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in Protective’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. The adoption of SFAS No. 133 has introduced volatility into Protective’s reported net income and other comprehensive income depending on market conditions and Protective’s hedging activities.

        On January 1, 2002, Protective adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The standard replaces the requirement to amortize goodwill with one that calls for an annual impairment test, among other provisions. Protective has performed an impairment test and determined that its goodwill was not impaired at October 31, 2003, and 2002. The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if this pronouncement was adopted as of January 1, 2001:

                                                                                      Year Ended December 31
                                                                             -----------------------------------------
                                                                                2003            2002            2001
----------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Adjusted net income:
     Income from continuing operations before
       cumulative effect of change in accounting principle                      $232,040      $157,394       $143,501
     Add back amortization of goodwill, net of income tax                                                       1,838
----------------------------------------------------------------------------------------------------------------------
Adjusted income from continuing operations before
     cumulative effect of change in accounting principle                         232,040       157,394        145,339
Loss from discontinued operations, net of income tax                                                           (9,856)
Loss from sale of discontinued operations, net of income tax                                                  (17,754)
----------------------------------------------------------------------------------------------------------------------
Adjusted net income before cumulative effect of change in
     accounting principle                                                        232,040       157,394        117,729
Cumulative effect of change in accounting principle, net of income tax                                         (8,341)
----------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                        $232,040      $157,394       $109,388
----------------------------------------------------------------------------------------------------------------------

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46 is March 31, 2004, for Protective. Protective is currently evaluating the impact of FIN 46 on entities to be consolidated as of March 31, 2004. Although Protective does not expect the implementation of the provisions of FIN 46, on March 31, 2004, to have a material impact on its results of operations, had the provisions been effective at December 31, 2003, Protective’s reported assets and liabilities would have increased by approximately $70 million.

        On October 1, 2003, Protective adopted Derivatives Implementation Group Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The adoption did not have a material impact on its financial condition or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at December 31, 2003, Protective would have reported a GMDB accrual $0.3 million higher than currently reported. Although the original intent of SOP 03-1 was to address the accounting for contract provisions not addressed by SFAS No. 97, such as guaranteed minimum death benefits within a variable annuity contract, it appears that SOP 03-1 contains language that may impact the accounting for universal life products in a material way. The life insurance industry and some insurance companies have filed letters with the American Institute of Certified Public Accountants seeking clarification, guidance, delay and/or revision to more appropriately reflect the underlying economic issues of universal life insurance products. Protective is currently evaluating the impact of SOP 03-1 on the accounting for its universal life products.

        On December 31, 2003, Protective adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003. The FASB revised disclosure requirements for pension plans and other postretirement benefit plans to require more information. The revision of SFAS No. 132 did not have a material effect on Protective’s financial position or results of operations.

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Act). The Medicare Act introduces a prescription drug benefit for Medicare-eligible retirees in 2006, as well as a federal subsidy to plan sponsors that provide prescription drug benefits. In accordance with FASB Staff Position No. 106-1, Protective has elected to defer recognizing the effects of the Medicare Act for its postretirement plans under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pension until authoritative guidance on accounting for the federal subsidy is issued. Protective anticipates that the Medicare Act will not have a material impact on the financial results of Protective; therefore the costs reported in Note L to the consolidated financial statements do not reflect these changes. The final accounting guidance could require changes to previously reported information.

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

INVESTMENTS

Portfolio Description

        Protective’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Protective generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, Protective may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, Protective has classified its fixed maturities and certain other securities as “available for sale.”

        Protective’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2003, Protective’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $12.9 billion, which is 5.0% above amortized cost of $12.3 billion. Protective had $2.7 billion in mortgage loans at December 31, 2003. While Protective’s mortgage loans do not have quoted market values, at December 31, 2003, Protective estimates the market value of its mortgage loans to be $3.0 billion (using discounted cash flows from the next call date), which is 8.2% above amortized cost. Most of Protective’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        At December 31, 2002, Protective’s fixed maturity investments had a market value of $11.7 billion, which was 3.9% above amortized cost of $11.2 billion. Protective estimated the market value of its mortgage loans to be $2.8 billion at December 31, 2002, which was 12.2% above amortized cost of $2.5 billion.

        The following table shows the carrying values of Protective’s invested assets.

                                                                           December 31
                                             -------------------------------------------------------------------------
                                                               2003                                 2002
----------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Publicly issued bonds                               $10,967,622         64.7%              $9,694,132         62.8%
Privately issued bonds                                1,956,734         11.5                1,959,506         12.7
Redeemable preferred stock                                3,164          0.0                    1,827          0.0
----------------------------------------------------------------------------------------------------------------------
Fixed maturities                                     12,927,520         76.2               11,655,465         75.5%
Equity securities                                        30,521          0.2                   48,799          0.3
Mortgage loans                                        2,733,722         16.1                2,518,151         16.3
Investment real estate                                   13,152          0.1                   15,499          0.1
Policy loans                                            502,748          3.0                  543,161          3.5
Other long-term investments                             244,913          1.4                  210,381          1.4
Short-term investments                                  510,635          3.0                  447,155          2.9
----------------------------------------------------------------------------------------------------------------------
        Total investments                           $16,963,211        100.0%             $15,438,611        100.0%
----------------------------------------------------------------------------------------------------------------------

        The following table sets forth the estimated market values of Protective’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

     At December 31              Amount            Percent Change
----------------------------------------------------------------------
                             (in millions)
2002
Fixed maturities              $11,084.3                 (4.9)%
Mortgage loans                  2,690.5                 (4.8)

2003
Fixed maturities              $12,203.6                 (5.6)%
Mortgage loans                  2,816.1                 (4.8)
----------------------------------------------------------------------

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

        Protective participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. Protective requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2003, securities with a market value of $324.5 million were loaned under these agreements. As collateral for the loaned securities, Protective receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for Protective’s obligation to return the collateral.

Risk Management and Impairment Review

        Protective monitors the overall credit quality of Protective’s portfolio within general guidelines. The following table shows Protective’s available for sale fixed maturities by credit rating at December 31, 2003.

                                                                                       Percent of
                  S&P or Equivalent Designation                  Market Value         Market Value
                  -----------------------------------------------------------------------------------
                                                               (in thousands)
                  AAA                                           $ 4,713,838                36.5%
                  AA                                                774,834                 6.0
                  A                                               2,977,975                23.0
                  BBB                                             3,474,563                26.9
                  -----------------------------------------------------------------------------------
                  Investment grade                               11,941,210                92.4
                  -----------------------------------------------------------------------------------
                  BB                                                664,131                 5.2
                  B                                                 300,974                 2.3
                  CCC or lower                                       13,344                 0.1
                  In or near default                                  4,697                 0.0
                  -----------------------------------------------------------------------------------
                  Below investment grade                            983,146                 7.6
                  -----------------------------------------------------------------------------------
                  Redeemable preferred stock                          3,164                 0.0
                  -----------------------------------------------------------------------------------
                  Total                                         $12,927,520               100.0%
                  -----------------------------------------------------------------------------------

        Limiting bond exposure to any creditor group is another way Protective manages credit risk. The following table summarizes Protective’s ten largest fixed maturity exposures to an individual creditor group as of December 31, 2003.

Creditor                                                  Market Value
---------------------------------------------------------------------------
Berkshire Hathaway                                            $71.7
Citigroup                                                      68.0
Kinder Morgan Partners                                         67.4
Progress Energy                                                64.5
Verizon                                                        64.1
Cox Communications                                             63.5
Public Service Enterprise Group                                61.7
Constellation Energy Group                                     60.4
Bank of America                                                59.0
American Electric Power                                        59.0
---------------------------------------------------------------------------

        During 2003, Protective recorded pretax other-than-temporary impairments in its investments of $13.6 million. In 2002, Protective recorded pretax other-than-temporary impairments in its investments of $17.8 million.

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

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. Protective generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of Protective to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures.

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

        There are certain risks and uncertainties associated with determining whether declines in market values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. Protective continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon Protective’s earnings should circumstances lead management to conclude that some of the current declines in market value are other-than-temporary.

        Market values for private, non-traded securities are determined as follows: 1) Protective obtains estimates from independent pricing services or 2) Protective estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,956.7 million at December 31, 2003, representing 11.5% of Protective’s total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses in Protective’s investment portfolio can be attributed to interest rate fluctuations and have been deemed temporary. As indicated above, when Protective’s investment management deems an investment’s market value decline as other than temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2003, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2003, Protective had an overall net unrealized gain of $614.1 million.

        For traded and private fixed maturity and equity securities held by Protective that are in an unrealized loss position at December 31, 2003, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

                                Estimated       % Market     Amortized      % Amortized   Unrealized      % Unrealized
                              Market Value        Value        Cost             Cost         Loss              Loss
------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
‹= 90 days                      $953,867          44.9%      $964,963           43.6%      $(11,096)           13.4%
›90 days but ‹= 180 days         721,961          34.0        744,905           33.8        (22,944)           27.9
›180 days but ‹= 270 days        219,312          10.3        231,500           10.5        (12,188)           14.8
›270 days but ‹= 1 year           23,483           1.1         25,410            1.2         (1,927)            2.3
›1 year but ‹= 2 years            92,724           4.4         97,917            4.4         (5,193)            6.3
›2 years but ‹= 3 years           37,099           1.7         41,176            1.9         (4,077)            5.0
›3 years but ‹= 4 years            2,560           0.1          2,857            0.1           (297)            0.4
›4 years but ‹= 5 years           31,559           1.5         36,814            1.7         (5,255)            6.4
›5 years                          41,476           2.0         60,789            2.8        (19,313)           23.5
------------------------------------------------------------------------------------------------------------------------
Total                         $2,124,041         100.0%    $2,206,331          100.0%      $(82,290)          100.0%
------------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, $24.5 million of securities in an unrealized loss position were securities issued in Protective-sponsored commercial mortgage loan securitizations, including $19.2 million in an unrealized loss position greater than five years. Protective does not consider these unrealized loss positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective’s original expectations.

        Protective has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective at December 31, 2003, is presented in the following table.

                                  Estimated    % Market       Amortized     % Amortized     Unrealized     % Unrealized
                                Market Value     Value          Cost           Cost            Loss            Loss
------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Agency mortgages               $  125,623         5.9%      $  130,607          5.9%         $ (4,984)          6.1%
Banks                             176,174         8.3          178,656          8.1            (2,482)          3.0
Basic industrial                   33,760         1.6           35,542          1.6            (1,782)          2.2
Brokerage                          52,968         2.5           53,951          2.4              (983)          1.2
Capital goods                         511         0.0              517          0.0                (6)          0.0
Communications                    105,841         5.0          109,866          5.0            (4,025)          4.9
Consumer-cyclical                  45,533         2.1           46,259          2.1              (726)          0.9
Consumer-noncyclical               67,854         3.2           70,120          3.2            (2,266)          2.8
Electric                          397,666        18.7          412,023         18.7           (14,357)         17.4
Energy                            114,662         5.4          117,935          5.3            (3,273)          4.0
Insurance                          68,143         3.2           71,085          3.2            (2,942)          3.6
Municipal agencies                    488         0.0              489          0.0                (1)          0.0
Natural gas                       151,207         7.1          156,227          7.1            (5,020)          6.1
Non-agency mortgages              563,655        26.6          586,001         26.7           (22,346)         27.1
Other finance                      74,585         3.5           82,252          3.7            (7,667)          9.3
Other industrial                    7,343         0.3            7,395          0.3               (52)          0.1
Other utility                          21         0.0               44          0.0               (23)          0.0
Technology                         24,849         1.2           25,063          1.1              (214)          0.3
Transportation                     97,393         4.7          106,415          4.9            (9,022)         10.9
U.S. Government                    15,765         0.7           15,884          0.7              (119)          0.1
------------------------------------------------------------------------------------------------------------------------
Total                          $2,124,041       100.0%      $2,206,331        100.0%         $(82,290)        100.0%
------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at December 31, 2003 varies, with 11.5% maturing in less than 5 years, 23.2% maturing between 5 and 10 years, and 65.3% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2003.

      S&P or Equivalent         Estimated       % Market     Amortized      % Amortized    Unrealized       % Unrealized
         Designation           Market Value      Value          Cost            Cost          Loss              Loss
-------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
  AAA/AA/A                     $1,417,473        66.7%       $1,449,428         65.7%        $(31,955)         38.9%
  BBB                             458,807        21.6           476,849         21.6          (18,042)         21.9
-------------------------------------------------------------------------------------------------------------------------
  Investment grade              1,876,280        88.3         1,926,277         87.3          (49,997)         60.8
-------------------------------------------------------------------------------------------------------------------------
  BB                              131,833         6.2           142,421          6.5          (10,588)         12.9
  B                               101,665         4.8           108,791          4.9           (7,126)          8.6
  CCC or lower                     13,143         0.6            27,491          1.2          (14,348)         17.4
  In or near default                1,120         0.1             1,351          0.1             (231)          0.3
-------------------------------------------------------------------------------------------------------------------------
  Below investment grade          247,761        11.7           280,054         12.7          (32,293)         39.2
-------------------------------------------------------------------------------------------------------------------------
  Total                         2,124,041       100.0%       $2,206,331        100.0%        $(82,290)        100.0%
-------------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, 88.3% of total securities in an unrealized loss position were rated as investment grade. Bonds rated less than investment grade were 5.8% of invested assets. Protective generally purchases its investments with the intent to hold to maturity. Protective does not consider these unrealized losses as other-than-temporary impairments.

        At December 31, 2003, securities in an unrealized loss position that were rated as below investment grade represented 11.7% of the total market value and 39.2% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $28.9 million. Bonds in an unrealized loss position rated less than investment grade were 1.5% of invested assets. Protective does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

                                     Estimated      % Market     Amortized   % Amortized       Unrealized   % Unrealized
                                    Market Value      Value        Cost          Cost             Loss          Loss
------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
  ‹= 90 days                          $ 25,138        10.1%      $ 25,959        9.3%          $   (821)        2.5%
  ›90 days but ‹= 180 days              34,423        13.9         35,497       12.7             (1,074)        3.3
  ›180 days but ‹= 270 days             40,369        16.3         41,363       14.8               (994)        3.1
  ›270 days but ‹= 1 year               14,111         5.7         14,567        5.2               (456)        1.4
  ›1 year but ‹= 2 years                34,399        13.9         38,085       13.6             (3,686)       11.4
  ›2 years but ‹= 3 years               29,901        12.1         32,746       11.7             (2,845)        8.8
  ›3 years but ‹= 4 years                1,919         0.8          2,044        0.7               (125)        0.4
  ›4 years but ‹= 5 years               26,182        10.6         30,335       10.8             (4,153)       12.9
  ›5 years                              41,319        16.6         59,458       21.2            (18,139)       56.2
------------------------------------------------------------------------------------------------------------------------
  Total                               $247,761       100.0%      $280,054      100.0%          $(32,293)      100.0%
------------------------------------------------------------------------------------------------------------------------

        At December 31, 2003, $21.1 million of below investment grade securities in an unrealized loss position were securities issued in Protective-sponsored commercial mortgage loan securitizations, including $18.1 million in an unrealized loss position greater than five years. Protective does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.

        During the year ended December 31, 2003, Protective recorded pretax other-than-temporary impairments in its investments of $13.6 million as compared to $17.8 million in the year ended December 31, 2002.

        As discussed earlier, Protective’s management considers several factors when determining other-than-temporary impairments. Although Protective generally intends to hold securities until maturity, Protective may change its position as a result of a change in circumstances. Any such decision is consistent with Protective’s classification of its investment portfolio as available for sale. During the year ended December 31, 2003, Protective sold securities in an unrealized loss position with a market value of $524.8 million resulting in a realized loss of $6.3 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

                                 Proceeds        % Proceeds    Realized Loss  % Realized Loss
----------------------------------------------------------------------------------------------
                                                      (in thousands)
‹= 90 days                       $454,692            86.6%         $1,242          19.7%
›90 days but ‹= 180 days            7,747             1.5              15           0.2
›180 days but ‹= 270 days           3,000             0.6           1,952          31.0
›270 days but ‹= 1 year            35,503             6.8             457           7.2
›1 year                            23,808             4.5           2,648          41.9
----------------------------------------------------------------------------------------------
Total                            $524,750           100.0%         $6,314         100.0%
----------------------------------------------------------------------------------------------

Mortgage Loans

        Protective records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2003, Protective’s allowance for mortgage loan credit losses was $4.7 million.

        For several years Protective has offered a type of commercial mortgage loan under which Protective will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2003, approximately $382.7 million of Protective’s mortgage loans have this participation feature.

        At December 31, 2003, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. Protective does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        In the ordinary course of its commercial mortgage lending operations, Protective will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be less than prevailing interest rates.

        At December 31, 2003, Protective had outstanding mortgage loan commitments of $578.5 million with an estimated fair value of $595.7 million (using discounted cash flows from the first call date). At December 31, 2002, Protective had outstanding commitments of $455.7 million with an estimated fair value of $494.1 million. The following table sets forth the estimated fair value of Protective’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

    At December 31            Amount         Percent Change
-------------------------------------------------------------
                           (in millions)
         2002                  $468.4             (5.2)%
         2003                   566.1             (5.0)
-------------------------------------------------------------

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

        At December 31, 2003, Protective had policy liabilities and accruals of $9.7 billion. Protective’s life insurance products have a weighted average minimum credited interest rate of approximately 4.6%.

        At December 31, 2003, Protective had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion (using discounted cash flows), and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion (using surrender values).

        At December 31, 2002, Protective had $4.0 billion of stable value product account balances with an estimated fair value of $4.1 billion, and $3.7 billion of annuity account balances with an estimated fair value of $3.8 billion.

        The following table sets forth the estimated fair values of Protective’s stable value product and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

                                                                     Percent
             At December 31                      Amount              Change
-----------------------------------------------------------------------------------
                                              (in millions)
                  2002
Stable value product account balances            $4,198.4              1.8%
Annuity account balances                          3,966.6              4.5

                  2003
Stable value product account balances            $4,817.2              1.7%
Annuity account balances                          3,642.0              4.8
-----------------------------------------------------------------------------------

        Estimated fair values were derived from the durations of Protective’s stable value product and annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of Protective’s stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

        Approximately 10% of Protective’s liabilities relate to products (primary whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

DERIVATIVE FINANCIAL INSTRUMENTS

        Protective uses a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, futures contracts, and option contracts are sometimes used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective used interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments, and liabilities. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose Protective to credit and market risk. Protective minimizes its credit risk by entering into transactions with highly rated counterparties. Protective manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        Protective monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective’s asset/liability committee is responsible for implementing various strategies to mitigate or eliminate certain financial and market risks. These strategies are developed through the committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into Protective’s overall interest rate and currency exchange risk management strategies.

        At December 31, 2003, contracts with a notional amount of $2.2 billion were in a $169.0 million net gain position. At December 31, 2002, contracts with a notional amount of $6.0 billion were in a $83.9 million net gain position. Protective recognized an $8.2 million realized investment gain, a $4.7 million realized investment loss, and a $2.2 million realized investment gain in 2003, 2002, and 2001, respectively, related to derivative financial instruments.

        The following table sets forth the December 31 notional amount and fair value of Protective’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

                                                              Fair Value Resulting From
                                                            an Immediate +/-1% Change in
                            Notional      Fair Value at             Interest Rates
                             Amount        December 31           +1%              -1%
-------------------------------------------------------------------------------------------
                                                  (in millions)
2002
Options
     Puts                   $4,000.0         $  1.2           $  2.5           $  0.0
Futures                        570.0          (11.9)             8.3            (30.9)
Fixed to floating
     Swaps                     731.5           35.7             22.1             50.2
Floating to fixed
     Swaps                     135.0          (16.7)           (11.7)           (21.6)
-------------------------------------------------------------------------------------------
                            $5,436.5         $  8.3           $ 21.2           $ (2.3)
-------------------------------------------------------------------------------------------
2003
Options
     Puts                   $1,300.0         $  0.5           $  1.2           $  0.0
Fixed to floating
     Swaps                     303.7           31.0             21.0             41.5
Floating to fixed
     Swaps                     175.1          (16.1)           (12.3)           (19.0)
-------------------------------------------------------------------------------------------
                            $1,778.8         $ 15.4          $   9.9           $ 22.5
-------------------------------------------------------------------------------------------

        Protective is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2003, stable value contracts of $416.1 million had a foreign exchange loss of approximately $151.8 million and the related foreign currency swaps had a net unrealized gain of approximately $154.4 million. At December 31, 2002, stable value contracts of $539.2 million had a foreign exchange loss of approximately $86.5 million and the related foreign currency swaps had a net unrealized gain of approximately $78.4 million.

        The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

                                                                     Fair Value Resulting From
                                                                   an Immediate +/-10% Change in
                                       Notional   Fair Value at   Foreign Currency Exchange Rates
                                        Amount      December 31          +10%              -10%
---------------------------------------------------------------------------------------------------
                                                          (in millions)
2002
Stable Value Contracts               $   539.2       $  (86.5)        $ (149.1)         $ (24.0)
Foreign Currency Swaps                   539.2           78.4            124.5             32.3
---------------------------------------------------------------------------------------------------
                                     $ 1,078.4       $   (8.1)        $  (24.6)         $   8.3
---------------------------------------------------------------------------------------------------
2003                                 $   416.1       $ (151.8)        $ (208.6)         $ (95.0)
Stable Value Contracts
Foreign Currency Swaps                   416.1          154.4            180.6            128.2
---------------------------------------------------------------------------------------------------
                                     $   832.2       $    2.6         $  (28.0)         $  33.2
---------------------------------------------------------------------------------------------------

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments, and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,106.1 million in 2004. Protective’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective.

        Protective and its insurance subsidiaries were committed at December 31, 2003, to fund mortgage loans in the amount of $578.5 million. Protective held $621.7 million in cash and short-term investments at December 31, 2003. Protective Life Corporation had an additional $1.1 million in cash and short-term investments available for general corporate purposes.

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

CAPITAL

        At December 31, 2003, Protective Life Corporation had $25.0 million outstanding under its $200 million revolving lines of credit due October 1, 2005, at an interest rate of 1.64%.

        As disclosed in the Notes to the Consolidated Financial Statements, at December 31, 2003, approximately $1,386.9 million of consolidated share-owner’s equity, excluding net unrealized investment gains and losses, represented net assets of Protective that cannot be transferred to PLC. In addition, the states in which Protective and its insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2004 is estimated to be $293.8 million.

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

CONTRACTUAL OBLIGATIONS

The table below sets forth future maturities of stable value products, notes payable, operating lease obligation, and mortgage loan commitments.

                                                       2004          2005-2006      2007-2008      After 2008
---------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Stable value products                              $1,156,511       $2,018,613      $1,378,341       $123,066
Note payable                                            2,234
Operating lease obligation                              1,530            3,061          66,255
Other property lease obligations                        5,730            9,459           5,646          9,313
Mortgage loan commitments                             578,546
---------------------------------------------------------------------------------------------------------------

        The table above excludes liabilities related to separate accounts of $2,220.8 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of Protective. These assets and liabilities are separately identified on the consolidated balance sheets of Protective. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors................................................................................
Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.......................
Consolidated Balance Sheets as of December 31, 2003 and 2002..................................................
Consolidated Statements of Share-Owner's Equity for the years ended
   December 31, 2003, 2002, and 2001..........................................................................
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001....................
Notes to Consolidated Financial Statements....................................................................
Financial Statement Schedules:
Schedule III-- Supplementary Insurance Information............................................................
Schedule IV-- Reinsurance  ...................................................................................
Schedule V-- Valuation Accounts...............................................................................

        All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors

To the Directors and Share Owner of
Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A of the Notes to the Consolidated Financial Statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

PricewaterhouseCoopers LLP
Birmingham, Alabama
March 11, 2004

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Year Ended December 31
                                                                                --------------------------------------------
                                                                                    2003           2002           2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)
Revenues
Premiums and policy fees                                                          $1,653,609    $1,548,201      $1,389,819
Reinsurance ceded                                                                   (917,935)     (738,158)       (771,151)
----------------------------------------------------------------------------------------------------------------------------
Net of reinsurance ceded                                                             735,674       810,043         618,668
Net investment income                                                                980,743       971,808         835,203
Realized investment gains (losses)
     Derivative financial instruments                                                  8,249        (4,708)          2,182
     All other investments                                                            66,764        12,314          (6,123)
Other income                                                                          46,825        41,483          38,578
----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                1,838,255     1,830,940       1,488,508
----------------------------------------------------------------------------------------------------------------------------
Benefits and expenses
Benefits and settlement expenses (net of reinsurance ceded:
     2003 - $918,275; 2002 - $699,808; 2001 - $609,996)                            1,124,077     1,167,085         972,624
Amortization of deferred policy acquisition costs                                    225,107       267,662         147,058
Amortization of goodwill                                                                   0             0           2,827
Other operating expenses (net of reinsurance ceded:
     2003 - $142,181; 2002 - $177,509; 2001 - $167,243)                              139,099       154,570         152,041
----------------------------------------------------------------------------------------------------------------------------
     Total benefits and expenses                                                   1,488,283     1,589,317       1,274,550
----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                                  349,972       241,623         213,958
----------------------------------------------------------------------------------------------------------------------------
Income tax expense
     Current                                                                          42,491        75,335         118,421
     Deferred                                                                         75,441         8,894         (47,964)
----------------------------------------------------------------------------------------------------------------------------
     Total income tax expense                                                        117,932        84,229          70,457
----------------------------------------------------------------------------------------------------------------------------
Net income from continuing operations before
     cumulative effect of change in accounting principle                             232,040       157,394         143,501
Loss from discontinued operations, net of income tax                                       0             0          (9,856)
Loss from sale of discontinued operations, net of income tax                               0             0         (17,754)
----------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change
     in accounting principle                                                         232,040       157,394         115,891
Cumulative effect of change in accounting principle, net of income tax                     0             0          (8,341)
----------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $232,040    $  157,394      $  107,550
============================================================================================================================

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

                                                                                            December 31
                                                                                  ------------------------------------
                                                                                        2003             2002
----------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)
Assets
Investments:
     Fixed maturities, at market (amortized cost: 2003 - $12,314,822;
     2002 - $11,212,765)                                                            $12,927,520       $11,655,465
     Equity securities, at market (cost: 2003 - $29,169;
     2002 - $51,095)                                                                     30,521            48,799
     Mortgage loans                                                                   2,733,722         2,518,151
     Investment real estate, net of accumulated depreciation (2003 - $1,314;
     2002 - $1,099)                                                                      13,152            15,499
     Policy loans                                                                       502,748           543,161
     Other long-term investments                                                        244,913           210,381
     Short-term investments                                                             510,635           447,155
----------------------------------------------------------------------------------------------------------------------
     Total investments                                                               16,963,211        15,438,611
Cash                                                                                    111,059            85,850
Accrued investment income                                                               184,439           180,950
Accounts and premiums receivable, net of allowance for uncollectible amounts
     (2003 - $2,617; 2002 - $2,825)                                                      43,095            50,544
Reinsurance receivables                                                               2,308,153         2,333,800
Deferred policy acquisition costs                                                     1,863,568         1,709,254
Goodwill                                                                                 35,143            35,143
Property and equipment                                                                   43,156            38,878
Other assets                                                                            198,581           262,127
Assets related to separate accounts
     Variable annuity                                                                 2,045,038         1,513,824
     Variable universal life                                                            171,408           114,364
     Other                                                                                4,361             4,330
----------------------------------------------------------------------------------------------------------------------
                                                                                    $23,971,212       $21,767,675
======================================================================================================================

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

(continued)

                                                                                         December 31
                                                                             ----------------------------------------
                                                                                     2003               2002
---------------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)
Liabilities
Policy liabilities and accruals
     Future policy benefits and claims                                              $8,950,091          $8,247,296
     Unearned premiums                                                                 743,727             843,166
---------------------------------------------------------------------------------------------------------------------
     Total policy liabilities and accruals                                           9,693,818           9,090,462
Stable value product account balances                                                4,676,531           4,018,552
Annuity account balances                                                             3,480,577           3,697,495
Other policyholders' funds                                                             158,359             174,665
Other liabilities                                                                      764,097             620,731
Accrued income taxes                                                                     5,718              36,859
Deferred income taxes                                                                  339,273             206,845
Notes payable                                                                            2,234               2,264
Indebtedness to related parties                                                              0               2,000
Liabilities related to separate accounts
     Variable annuity                                                                2,045,038           1,513,824
     Variable universal life                                                           171,408             114,364
     Other                                                                               4,361               4,330
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                              21,341,414          19,482,391
---------------------------------------------------------------------------------------------------------------------
     Commitments and contingent liabilities - Note G
---------------------------------------------------------------------------------------------------------------------
Share-owner's equity
Preferred Stock, $1 par value
     shares authorized and issued:  2,000, liquidation preference $2,000                     2                   2
Common Stock, $1 par value
     shares authorized and issued:  5,000,000                                            5,000               5,000
Additional paid-in capital                                                             863,819             846,619
Note receivable from PLC Employee Stock Ownership Plan                                  (3,426)             (3,838)
Retained earnings                                                                    1,431,818           1,201,587
Accumulated other comprehensive income
     Net unrealized gains on investments
     (net of income tax: 2003 - $177,642; 2002 - $128,145)                             329,907             237,983
     Accumulated gain (loss) - hedging (net of income tax:
     2003 - $1,442; 2002 - $(1,114))                                                     2,678              (2,069)
---------------------------------------------------------------------------------------------------------------------
     Total share-owner's equity                                                      2,629,798           2,285,284
---------------------------------------------------------------------------------------------------------------------
                                                                                   $23,971,212         $21,767,675
=====================================================================================================================

See Notes to Consolidated Financial Statements.

                                             PROTECTIVE LIFE INSURANCE COMPANY
                                      CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY

                                                                                                                Net
                                                                                       Note                     Unrealized   Accumu-
                                                                                     Receivable                 Gains        lated       Total
                                                                         Additional    From                     (Losses)     Gain        Share-
                                                     Preferred  Common     Paid-In     PLC           Retained   on          (Loss)-     Owner's
 (dollars in thousands)                                Stock     Stock     Capital     ESOP          Earnings   Investments  Hedging     Equity
-------------------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000                              $2     $5,000    $651,419    (4,841)      $  939,745    $(51,370)   $    0  $1,539,955
    Net income for 2001                                                                               107,550                           107,550
    Change in net unrealized gains/losses on investments
       (net of income tax - $52,019)                                                                               96,607                96,607
    Reclassification adjustment for amounts inluded
       included in net income (net of income tax - $2,143)                                                          3,980                 3,980
    Transition adjustment on derivative
       financial instruments (net of income tax - $2,127)                                                           3,951                 3,951
                                                                                                                                        -------
    Comprehensive income for 2001                                                                                                       212,088
                                                                                                                                        -------
    Capital contribution                                                   134,000                                                      134,000
    Common dividend - transfer of subsidiary to PLC
       (See Note A)                                                                                    (2,052)                           (2,052)
    Preferred dividend ($500.00 per share)                                                             (1,000)                           (1,000)
    Decrease in note receivable from PLC ESOP                                            342                                                342
-------------------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2001                               2      5,000     785,419    (4,499)        1,044,243      53,168        0    1,883,333
    Net income for 2002                                                                                157,394                           157,394
    Change in net unrealized gains/losses on
       investments (net of income tax - $103,826)                                                                  192,819               192,819
    Reclassification adjustment for amounts
       included in net income (net of income tax - $(4,310))                                                        (8,004)               (8,004)
    Change in accumulated gain (loss) - hedging
       (net of income tax - $(1,114))                                                                                         (2,069)     (2,069)
                                                                                                                                         -------
    Comprehensive income for 2002                                                                                                        340,140
                                                                                                                                         -------
    Capital contribution                                                    61,200                                                        61,200
    Preferred dividend ($25.00 per share)                                                                 (50)                               (50)
    Decrease in note receivable from PLC ESOP                                            661                                                 661
-------------------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2002                               2      5,000     846,619    (3,838)        1,201,587     237,983    (2,069)  2,285,284
    Net income for 2003                                                                                232,040                           232,040
    Change in net unrealized gains/losses on
       investments (net of income tax - $72,865)                                                                   135,321               135,321
    Reclassification adjustment for amounts included
       in net income (net of income tax - $(23,367))                                                               (43,397)              (43,397)
    Change in accumulated gain (loss)
       Hedging (net of income tax - $2,556)                                                                                    4,747       4,747
                                                                                                                                         -------
    Comprehensive income for 2003                                                                                                        328,711
                                                                                                                                         -------
    Capital contribution                                                    17,200                                                        17,200
    Common dividend                                                                                     (1,809)                           (1,809)
    Decrease in note receivable from PLC ESOP                                            412                                                 412
-------------------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 2003                               $2     $5,000    $863,819   $(3,426)       $1,431,818    $329,907     $2,678 $2,629,798
-------------------------------------------------------------------------------------------------------------------------------------------------

        See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended December 31
                                                                                          ---------------------------------------------
                                                                                               2003            2002            2001
---------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (dollars in thousands)
Cash flows from operating activities
    Net income                                                                            $   232,040     $    157,394    $   107,550
    Adjustments to reconcile net income to net cash provided by operating activities:
         Realized investment (gains) losses                                                   (66,764)         (12,314)         6,123
         Amortization of deferred policy acquisition costs                                    225,107          239,490        154,383
         Capitalization of deferred policy acquisition costs                                 (381,667)        (437,325)      (317,626)
         Depreciation expense                                                                  11,637           10,409         11,651
         Deferred income taxes                                                                 75,441            8,894        (40,970)
         Accrued income taxes                                                                 (31,141)         (88,976)       139,016
         Amortization of goodwill                                                                   0                0          8,328
         Loss from sale of discontinued operations                                                  0                0         17,754
         Interest credited to universal life and investment products                          647,695          900,930        944,098
         Policy fees assessed on universal life and investment products                      (324,773)        (268,191)      (222,415)
         Change in accrued investment income and other receivables                             29,607         (303,497)      (238,097)
         Change in policy liabilities and other policyholder funds of traditional
           life and health products                                                           500,871          493,714        444,119
         Change in other liabilities                                                         (190,896)          93,368        132,497
         Other (net)                                                                           55,437           89,556         11,024
---------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     782,594          883,452      1,157,435
---------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                     4,615,096        3,617,235      1,979,245
     Sale of investments                                                                    7,539,673       15,267,722      7,696,212
     Cost of investments acquired                                                         (13,185,410)     (20,014,789)   (10,881,064)
Increase in mortgage loans, net                                                              (215,571)          (5,308)      (244,620)
Decrease (increase) in investment real estate, net                                              2,347            8,674        (11,607)
Decrease (increase) in policy loans, net                                                       40,413          (21,320)      (291,313)
Increase in other long-term investments, net                                                  (34,532)        (109,695)       (34,040)
Decrease (increase) in short-term investments, net                                            270,782         (218,759)       (55,697)
     Acquisitions and bulk reinsurance assumptions                                                  0          130,515       (118,557)
     Purchase of property and equipment                                                       (15,915)          (8,934)       (10,029)
     Sale of discontinued operations, net of cash transferred                                       0                0        216,031
---------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (983,117)      (1,354,659)    (1,755,439)
---------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
     Borrowings under line of credit arrangements and long-term debt                        5,829,066        2,050,772      2,574,954
     Capital contribution from PLC                                                             17,200           60,785        134,000
     Principal payments on line of credit arrangement and long-term debt                   (5,829,096)      (2,167,799)    (2,457,979)
     Principal payment on surplus note to PLC                                                  (2,000)          (4,000)        (4,000)
     Dividends to share owner                                                                       0              (50)        (1,000)
     Investment product deposits and change in universal life deposits                      2,721,579        1,687,213      1,735,653
     Investment product withdrawals                                                        (2,511,017)      (1,177,030)    (1,315,179)
---------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     225,732          449,891        666,449
---------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                                    25,209          (21,316)        68,445
---------------------------------------------------------------------------------------------------------------------------------------
Cash at beginning of year                                                                      85,850          107,166         38,721
---------------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                                       $   111,059    $      85,850    $    107,166
---------------------------------------------------------------------------------------------------------------------------------------

        See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in tables are in thousands)

Note A — SIGNIFICANT ACCOUNTING POLICIES

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

        On May 1, 2001, PLC transferred its ownership of five companies (that marketed prepaid dental products) to Protective. Protective has recorded these transactions on a pooling of interests basis whereby Protective’s financial statements reflect the consolidation of the contributed entities as if they had been wholly owned by Protective for all periods in which common control existed.

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

        RECENTLY ISSUED ACCOUNTING STANDARDS

        On January 1, 2001, Protective adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended by SFAS Nos. 137, 138, and 149, requires Protective to record all derivative financial instruments at fair value on the balance sheet. Changes in fair value of a derivative instrument are reported in net income or other comprehensive income, depending on the designated use of the derivative instrument. The adoption of SFAS No. 133 resulted in a cumulative charge to net income, net of income tax, of $8.3 million and a cumulative after-tax increase to other comprehensive income of $4.0 million on January 1, 2001. The charge to net income and increase to other comprehensive income primarily resulted from the recognition of derivative instruments embedded in Protective’s corporate bond portfolio. In addition, the charge to net income includes the recognition of the ineffectiveness on existing hedging relationships including the difference in spot and forward exchange rates related to foreign currency swaps used as an economic hedge of foreign-currency-denominated stable value contracts. The adoption of SFAS No. 133 has introduced volatility into Protective’s reported net income and other comprehensive income depending on market conditions and Protective’s hedging activities.

        On January 1, 2002, Protective adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 revises the standards for accounting for acquired goodwill and other intangible assets. The standard replaces the requirement to amortize goodwill with one that calls for an annual impairment test, among other provisions. Protective has performed an impairment test and determined that its goodwill was not impaired at October 31, 2003, and 2002. The following table illustrates adjusted income from continuing operations before cumulative effect of change in accounting principle as if this pronouncement was adopted as of January 1, 2001:

                                                                                      Year Ended December 31
                                                                             -----------------------------------------
                                                                                2003            2002         2001
----------------------------------------------------------------------------------------------------------------------
Adjusted net income:
     Income from continuing operations before
       cumulative effect of change in accounting principle                      $232,040     $157,394       $143,501
     Add back amortization of goodwill, net of income tax                                                      1,838
----------------------------------------------------------------------------------------------------------------------
Adjusted income from continuing operations before
     cumulative effect of change in accounting principle                         232,040      157,394        145,339
Loss from discontinued operations, net of income tax                                                          (9,856)
Loss from sale of discontinued operations, net of income tax                                                 (17,754)
----------------------------------------------------------------------------------------------------------------------
Adjusted net income before cumulative effect of change in
     accounting principle                                                        232,040      157,394        117,729
Cumulative effect of change in accounting principle, net of income tax                                        (8,341)
----------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                        $232,040    $157,394        $109,388
----------------------------------------------------------------------------------------------------------------------

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The effective date of FIN 46 is March 31, 2004, for Protective. Protective is currently evaluating the impact of FIN 46 on entities to be consolidated as of March 31, 2004. Although Protective does not expect the implementation of the provisions of FIN 46, on March 31, 2004, to have a material impact on its results of operations, had the provisions been effective at December 31, 2003, Protective’s reported assets and liabilities would have increased by approximately $70 million.

        On October 1, 2003, Protective adopted Derivatives Implementation Group Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The adoption did not have a material impact on its financial condition or results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including the calculation of guaranteed minimum death benefits (GMDB). SOP 03-1 also addresses the capitalization and amortization of sales inducements to contract holders. Had the provision been effective at December 31, 2003, Protective would have reported a GMDB accrual $0.3 million higher than currently reported. Although the original intent of SOP 03-1 was to address the accounting for contract provisions not addressed by SFAS No. 97, such as guaranteed minimum death benefits within a variable annuity contract, it appears that SOP 03-1 contains language that may impact the accounting for universal life products in a material way. The life insurance industry and some insurance companies have filed letters with the American Institute of Certified Public Accountants seeking clarification, guidance, delay and/or revision to more appropriately reflect the underlying economic issues of universal life insurance products. Protective is currently evaluating the impact of SOP 03-1 on the accounting for its universal life products.

        On December 31, 2003, Protective adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003. The FASB revised disclosure requirements for pension plans and other postretirement benefit plans to require more information. The revision of SFAS No. 132 did not have a material effect on Protective’s financial position or results of operations.

        On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Act). The Medicare Act introduces a prescription drug benefit for Medicare-eligible retirees in 2006, as well as a federal subsidy to plan sponsors that provide prescription drug benefits. In accordance with FASB Staff Position No. 106-1, Protective has elected to defer recognizing the effects of the Medicare Act for its postretirement plans under FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” until authoritative guidance on accounting for the federal subsidy is issued. Protective anticipates that the Medicare Act will not have a material impact on the financial results of Protective; therefore the costs reported in Note L to the Consolidated Financial Statements do not reflect these changes. The final accounting guidance could require changes to previously reported information.

        INVESTMENTS

        Protective has classified all of its investments in fixed maturities, equity securities, and short-term investments as “available for sale.”

        Investments are reported on the following bases less allowances for uncollectible amounts on investments, if applicable:

•	Fixed maturities (bonds and redeemable preferred stocks) — at current market value. Where market values are unavailable, Protective obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks) — at current market value.

•	Mortgage loans — at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount.

•	Investment real estate — at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans — at unpaid balances.

•	Other long-term investments — at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments — at cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

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

        The market values of fixed maturities increase or decrease as interest rates fall or rise. As prescribed by generally accepted accounting principles, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owner’s equity.

        Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

        DERIVATIVE FINANCIAL INSTRUMENTS

        Protective utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk.

        Combinations of interest rate swap contracts, futures contracts, and option contracts are sometimes used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange traded contracts to buy or sell treasury bonds and notes in the future at specified prices. Interest rate options allow the holder of the option to receive cash or purchase, sell or enter into a financial instrument at a specified price within a specified period of time. Protective uses interest rate swap contracts, swaptions (options to enter into interest rate swap contracts), caps, and floors to modify the interest characteristics of certain investments and liabilities. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

        Derivative instruments expose Protective to credit and market risk. Protective minimizes its credit risk by entering into transactions with highly rated counterparties. Protective manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

        Protective monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective’s asset/liability committee is responsible for implementing various strategies to mitigate or eliminate certain financial and market risks. These strategies are developed through the committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into Protective’s overall interest rate and currency exchange risk management strategies.

        All derivatives are recognized on the balance sheet (in “other long-term investments” or “other liabilities”) at their fair value (primarily estimates from independent pricing services). On the date the derivative contract is entered into, Protective designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), or (3) as a derivative either held for investment purposes or held as an instrument designed to mitigate the economic changes in value or cash flows of another instrument (“other” derivative). Changes in the fair value of a derivative that is highly effective as – and that is designated and qualifies as – a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as – and that is designated and qualified as – a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of other derivatives are recognized in current earnings and reported in “Realized investment gains (losses) – derivative financial instruments” in Protective’s consolidated condensed statements of income.

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

        Fair-Value Hedges. During 2003, there were no fair value hedges outstanding. In 2002 and 2001, Protective designated, as fair value hedges, callable interest rate swaps used to modify the interest characteristics of certain stable value contracts. In assessing hedge effectiveness, Protective excludes the embedded call option’s time value component from each derivative’s total gain or loss. In 2002 and 2001, total measured ineffectiveness for the fair value hedging relationships was insignificant while the excluded time value component resulted in a pre-tax gain of $0 and $1.3 million, respectively. Both the measured ineffectiveness and the excluded time value component are reported in “Realized Investment Gains (Losses) – Derivative Financial Instruments” in Protective’s consolidated statements of income.

        Cash-Flow Hedges. Protective has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In 2003 and 2002, a pretax loss of $66.0 million and $19.8 million, respectively, representing the change in fair value of the hedged contracts, and a gain of like amount representing the application of hedge accounting to this transaction, were recorded in “Realized Investment Gains (Losses) – Derivative Financial Instruments” in Protective’s consolidated condensed statements of income. For the years ended December 31, 2003 and 2002, the amount of the hedge’s ineffectiveness reported in income was a $0.3 million gain and an immaterial loss, respectively. Additionally, as of December 31, 2003 and 2002, Protective reported an increase to accumulated other comprehensive income of $2.7 million (net of income tax of $1.4 million) and a reduction to accumulated other comprehensive income of $2.1 million (net of income tax of $1.1 million), respectively, related to its derivative designated as a cash flow hedge. During 2004, Protective expects to reclassify out of accumulated other comprehensive income and into earnings, as a reduction of interest expense, approximately $3.4 million.

        Other Derivatives. Protective uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts to mitigate or eliminate exposure to changes in value or cash flows of outstanding mortgage loan commitments and certain owned investments. In 2003, 2002, and 2001, Protective recognized net pre-tax gains of $4.2 million, $5.3 million, and $2.7 million, respectively, representing the change in fair value of these derivative instruments as well as a realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective recognized a $2.6 million pre-tax gain in 2003 while recognizing a $1.9 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts. In 2002, Protective recognized a $70.8 million pre-tax gain on its foreign currency swaps; while recognizing a $74.9 million foreign exchange pre-tax loss on the related foreign-currency-denominated stable value contracts. In 2001, Protective recognized an $8.2 million pre-tax loss on its foreign currency swaps while recognizing an $11.2 million foreign exchange pre-tax gain on the related foreign-currency-denominated stable value contracts. The net gain, net loss and net gain in 2003, 2002 and 2001, respectively, primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively. The net gains and losses are reflected in “Realized Investment Gains (Losses) – Derivative Financial Instruments” in Protective’s consolidated statements of income.

        Protective has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2003, 2002, and 2001, Protective recognized pre-tax gains of $3.0 million, $2.0 million, and $12.2 million, respectively, for the change in the asset swaps’ fair value and recognized a $0.1 million pre-tax gain, a $7.8 million pre-tax loss, and a $16.9 million pre-tax loss, respectively, to separately record the embedded equity options at fair value.

        At December 31, 2003, contracts with a notional amount of $2.2 billion were in a $169.0 million net gain position. At December 31, 2002, contracts with a notional amount of $6.0 billion were in an $83.9 million net gain position.

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

        DEFERRED POLICY ACQUISITION COSTS

        Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” Protective makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 2.6% to 9.4%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with Protective’s universal life and investment products had been realized.

        The cost to acquire blocks of insurance representing the present value of future profits from such blocks of insurance is also included in deferred policy acquisition costs. Protective amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $502.2 million and $542.5 million at December 31, 2003 and 2002, respectively. During 2003, no present value of profits was capitalized and $40.3 million was amortized. During 2002, $62.5 million of present value of future profits was capitalized (relating to acquisitions and adjustments made during the year), a $2.1 million reduction came from the sale of a small subsidiary, and $41.3 was amortized.

        The expected amortization of the present value of future profits for the next five years is as follows:

Year               Expected Amortization
---------------------------------------------
2004                     $32,400
2005                      30,700
2006                      29,200
2007                      28,000
2008                      26,800
---------------------------------------------

        GOODWILL

        The goodwill balance at December 31, 2003 and 2002, was $35.1 million. At October 31, 2003 and 2002, Protective evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

        PROPERTY AND EQUIPMENT

        Property and equipment are reported at cost less accumulated depreciation. Protective primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets. Protective’s Home Office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

        Property and equipment consisted of the following at December 31:

                                                  2003              2002
-------------------------------------------------------------------------------
Home office building                             $ 48,678        $  45,297
Other, principally furniture and equipment         76,461           67,059
-------------------------------------------------------------------------------
                                                  125,139          112,356
Accumulated depreciation                           81,983           73,478
-------------------------------------------------------------------------------
                                                 $ 43,156        $  38,878
-------------------------------------------------------------------------------

        SEPARATE ACCOUNTS

        The assets and liabilities related to separate accounts in which Protective does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.

        STABLE VALUE PRODUCT ACCOUNT BALANCES

        Protective markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, Protective is able to offer secured notes to both institutional and retail investors. During the fourth quarter of 2003, Protective registered a funding agreement-backed notes program with the SEC. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by Protective as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by Protective. At December 31, 2003 and 2002 Protective had $2.8 billion and $2.2 billion of stable value contract account balances marketed through structured programs. Most GICs and funding agreements written by Protective have maturities of three to seven years. At December 31, 2003, future maturities of stable value contracts were $1.2 billion in 2004, $2.0 billion in 2005-2006, $1.4 billion in 2007-2008, and $123.1 million after 2008.

        REVENUES AND BENEFITS EXPENSE

        Traditional Life, Health, and Credit Insurance Products:

        Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance and immediate annuity premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

        Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on Protective’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2003 were 6.98%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to Protective and claims incurred but not yet reported. Policy claims are charged to expense in the period that the claims are incurred.

        Activity in the liability for unpaid claims is summarized as follows:

                                               2003          2002           2001
-------------------------------------------------------------------------------------
Balance beginning of year                    $116,214      $100,023       $109,973
    Less reinsurance                           54,765        33,723         25,830
-------------------------------------------------------------------------------------
   Net balance beginning of year               61,449        66,300         84,143
-------------------------------------------------------------------------------------
   Incurred related to:
   Current year                               266,676       258,612        383,371
   Prior year                                  (1,783)         (338)        (1,080)
-------------------------------------------------------------------------------------
    Total incurred                            264,893       258,274        382,291
-------------------------------------------------------------------------------------
   Paid related to:
   Current year                               261,311       243,206        312,748
   Prior year                                  (1,406)       22,528         81,220
-------------------------------------------------------------------------------------
    Total paid                                259,905       265,734        393,968
-------------------------------------------------------------------------------------
   Other changes:
    Acquisitions and
      reserve transfers                             0         2,609         (6,166)
-------------------------------------------------------------------------------------
   Net balance end of year                     66,437        61,449         66,300
    Plus reinsurance                           55,395        54,765         33,723
-------------------------------------------------------------------------------------
Balance end of year                          $121,832      $116,214       $100,023
-------------------------------------------------------------------------------------

        Universal Life and Investment Products:

        Universal life and investment products include universal life insurance, guaranteed investment contracts, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 4.6% to 6.5% and investment products ranged from 2.6% to 9.4% in 2003.

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

        The operating results and charges related to the sale of the Dental Division and discontinuance of other related operations at December 31 are as follows:

                                                                      2003            2002           2001
--------------------------------------------------------------------------------------------------------------

Total revenues                                                       $12,293         $15,809        $350,988
--------------------------------------------------------------------------------------------------------------
Loss before income taxes from discontinued operations                $     0         $     0        $(12,749)
Income tax benefit                                                         0               0           2,893
--------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                    $     0         $     0        $ (9,856)
--------------------------------------------------------------------------------------------------------------
Gain from sale of discontinued operations before income tax                                         $ 27,221
Income tax expense related to sale                                                                   (44,975)
--------------------------------------------------------------------------------------------------------------
Loss from sale of discontinued operations                                                           $(17,754)
--------------------------------------------------------------------------------------------------------------

        Assets and liabilities related to the discontinued lines of business of approximately $57.1 million remain at December 31, 2003.

        SUPPLEMENTAL CASH FLOW INFORMATION

        The following table sets forth supplemental cash flow information for the years ended December 31:

                                                                                 2003             2002            2001
  --------------------------------------------------------------------------------------------------------------------------
  Cash paid during the year:
      Interest on debt                                                         $ 1,582      $       987      $     1,390
      Income taxes                                                              66,082          125,039           27,395
  --------------------------------------------------------------------------------------------------------------------------
  Noncash investing and financing activities:
      Reduction of principal on note from ESOP                                 $   412      $       661      $       342
      Common dividend                                                          $(1,809)     $         0      $         0
  --------------------------------------------------------------------------------------------------------------------------
  Acquisitions, related reinsurance transactions and subsidiary transfer:
      Assets acquired                                                          $     0      $   358,897      $ 2,549,484
      Liabilities assumed                                                            0         (489,412)      (2,430,927)
  --------------------------------------------------------------------------------------------------------------------------
      Net                                                                      $     0      $  (130,515)     $   118,557
  --------------------------------------------------------------------------------------------------------------------------

        RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

Note B —STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

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

        Net income and share-owner’s equity prepared in conformity with statutory reporting practices to that reported in the accompanying consolidated financial statements are as follows:

                                                               Net Income                             Share-Owner's Equity
                                                 ----------------------------------------    ----------------------------------------
                                                     2003          2002         2001             2003          2002         2001
-------------------------------------------------------------------------------------------------------------------------------------
In conformity with statutory reporting
  practices(1)                                      $274,244     $ (2,418)     $163,181      $1,135,942     $  852,645     $775,138
-------------------------------------------------------------------------------------------------------------------------------------
In conformity with generally accepted
  accounting principles                             $232,040     $157,394      $107,550      $2,629,798     $2,285,284    $1,883,333
-------------------------------------------------------------------------------------------------------------------------------------

(1) Consolidated

        As of December 31, 2003, Protective had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $74.8 million.

Note C — INVESTMENT OPERATIONS

        Major categories of net investment income for the years ended December 31 are summarized as follows:

                                         2003         2002          2001
-----------------------------------------------------------------------------

Fixed maturities                     $  738,503     $ 673,393    $ 609,578
Equity securities                         2,321         3,500        2,247
Mortgage loans                          208,983       218,165      208,830
Investment real estate                    2,854           881        2,094
Policy loans                             42,092        37,463       31,763
Other.                                   46,561        95,575       32,795
-----------------------------------------------------------------------------
                                      1,041,314     1,028,977      887,307
Investment expenses                      60,571        57,169       52,104
-----------------------------------------------------------------------------
                                     $  980,743     $ 971,808    $ 835,203
-----------------------------------------------------------------------------

        Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

                                                      2003         2002          2001
------------------------------------------------------------------------------------------

Fixed maturities                                     $66,101      $ 12,606     $ (4,693)
Equity securities                                     (1,372)           65        2,462
Mortgage loans and other investments                   2,035          (357)      (3,892)
------------------------------------------------------------------------------------------
                                                     $66,764      $ 12,314     $ (6,123)
------------------------------------------------------------------------------------------

In 2003, gross gains on the sale of investments available for sale (fixed maturities, equity securities, and short-term investments) were $90.3 million, and gross losses were $25.6 million. In 2002, gross gains were $73.0 million, and gross losses were $60.3 million. In 2001, gross gains were $27.5 million, and gross losses were $29.7 million.

        Each quarter Protective reviews investments with material unrealized losses and tests for other-than-temporary impairments. Protective analyzes various factors to determine if any specific other-than-temporary asset impairments exist. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2003, 2002 and 2001, respectively, Protective recorded other-than-temporary impairments in its investments of $13.6 million, $17.8 million and $12.6 million, respectively.

        Realized investment gains (losses) for derivative financial instruments for the years ended December 31 are summarized as follows:

                                          2003         2002         2001
-----------------------------------------------------------------------------
Derivative financial  instruments        $8,249      $(4,708)      $2,182
-----------------------------------------------------------------------------

        The amortized cost and estimated market values of Protective’s investments classified as available for sale at December 31 are as follows:

                                                                          Gross           Gross        Estimated
                                                         Amortized      Unrealized     Unrealized        Market
                                                           Cost           Gains          Losses          Values
-------------------------------------------------------------------------------------------------------------------
2003
Fixed maturities:
    Bonds:
      Mortgage-backed securities                        $ 4,491,392      $132,984        $(36,112)    $ 4,588,264
      United States Government and authorities               83,834         6,538            (119)         90,253
        States, municipalities, and political subdivision    25,349         1,738              (1)         27,086
        Public utilities                                  1,389,389        96,926         (10,776)      1,475,539
        Convertibles and bonds with warrants                 43,384           743            (277)         43,850
        All other corporate bonds                         6,278,517       455,323         (34,476)      6,699,364
Redeemable preferred stocks                                   2,957           207               0           3,164
-------------------------------------------------------------------------------------------------------------------
                                                         12,314,822       694,459         (81,761)     12,927,520
Equity securities                                            29,169         1,881            (529)         30,521
Short-term investments                                      510,635             0               0         510,635
-------------------------------------------------------------------------------------------------------------------
                                                        $12,854,626      $696,340        $(82,290)    $13,468,676
-------------------------------------------------------------------------------------------------------------------
2002
Fixed maturities:
    Bonds:
      Mortgage-backed securities                          $4,168,026      $199,316       $(28,311)    $4,339,031
      United States Government and authorities                90,647         5,752              0         96,399
        States, municipalities, and political subdivisions    27,005         2,349              0         29,354
        Public utilities                                   1,153,710        61,831        (42,139)     1,173,402
        Convertibles and bonds with warrants                 115,728         2,656         (5,872)       112,512
        All other corporate bonds                          5,655,949       348,809       (101,818)     5,902,940
Redeemable preferred stocks                                    1,700           127              0          1,827
-------------------------------------------------------------------------------------------------------------------
                                                          11,212,765       620,840       (178,140)    11,655,465
Equity securities                                             51,095         2,409         (4,705)        48,799
Short-term investments                                       447,155             0              0        447,155
-------------------------------------------------------------------------------------------------------------------
                                                         $11,711,015      $623,249      $(182,845)   $12,151,419
-------------------------------------------------------------------------------------------------------------------

        The amortized cost and estimated market values of fixed maturities at December 31, 2003 by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

                                                  Estimated       Estimated
                                                  Amortized         Market
                                                    Cost            Values
-------------------------------------------------------------------------------
Due in one year or less                          $   543,623      $   553,550
Due after one year through five years              2,540,318        2,632,788
Due after five years through ten years             3,566,765        3,771,510
Due after ten years                                5,664,116        5,969,672
-------------------------------------------------------------------------------
                                                 $12,314,822      $12,927,520
-------------------------------------------------------------------------------

        The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2003.

                                  Less Than 12 Months           12 Months or More                   Total
                               --------------------------    ------------------------    ----------------------------
                                 Market      Unrealized        Market    Unrealized         Market      Unrealized
                                  Value         Loss           Value        Loss            Value          Loss
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities     $  653,360    $(12,329)         $100,397   $(23,784)        $753,757      $(36,113)
US Government                      15,763        (119)                0          0           15,763          (119)
State, municipalities, etc.           488          (1)                0          0              488            (1)
Public utilities                  286,552     (10,080)           18,165       (696)         304,717       (10,776)
Convertible bonds                  21,409        (167)              229       (111)          21,638          (278)
Other corporate bonds             940,949     (25,414)           83,757     (9,077)       1,024,706       (34,491)
Equities                              102         (45)            2,870       (467)           2,972          (512)
---------------------------------------------------------------------------------------------------------------------
                               $1,918,623    $(48,155)         $205,418   $(34,135)      $2,124,041      $(82,290)
---------------------------------------------------------------------------------------------------------------------

        Protective considers the impairment of securities that have been in an unrealized loss position for less than 12 months to be temporary. Protective believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until maturity.

        For mortgage-backed securities in an unrealized loss position for greater than 12 months, $23.3 million of the unrealized loss relates to securities issued in Protective-sponsored commercial loan securitizations. Protective does not consider these unrealized loss positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective’s original expectations.

        The corporate bonds category has gross unrealized losses of $9.1 million at December 31, 2003, composed of $2.8 million of electrical industry securities, $5.0 million of transportation industry securities, and $1.3 million of other industry securities. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information.

        At December 31, 2003 and 2002, Protective had bonds which were rated less than investment grade of $983.1 million and $860.6 million, respectively, having an amortized cost of $978.9 million and $960.8 million, respectively. At December 31, 2003, approximately $66.9 million of the bonds rated less than investment grade were securities issued in Protective-sponsored commercial mortgage loan securitizations. Approximately $1,956.7 million of bonds are not publicly traded.

        The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

                                 2003             2002          2001
---------------------------------------------------------------------------
Fixed maturities                $110,499        $227,283        $108,307
Equity securities                  2,371            (480)            715
---------------------------------------------------------------------------

        Protective participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. Protective requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2003, securities with a market value of $324.5 million were loaned under these agreements. As collateral for the loaned securities, Protective receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for Protective’s obligation to return the collateral.

        At December 31, 2003, all of Protective’s mortgage loans were commercial loans of which 75% were retail, 8% were apartments, 8% were office buildings, and 8% were warehouses, and 1% were other. Protective specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant’s leased space represents more than 2.8% of mortgage loans. Approximately 74% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, North Carolina, South Carolina, Alabama, Florida, Pennsylvania, California, Ohio, Mississippi, and Indiana.

        Many of the mortgage loans have call provisions between 3 to 10 years. Assuming the loans are called at their next call dates, approximately $125.0 million would become due in 2004, $537.3 million in 2005 to 2008, $461.5 million in 2009 to 2013, and $40.2 million thereafter.

        At December 31, 2003, the average mortgage loan was approximately $2.2 million, and the weighted average interest rate was 7.2%. The largest single mortgage loan was $19.6 million.

        For several years Protective has offered a type of commercial mortgage loan under which Protective will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2003 and 2002, approximately $382.7 million and $475.5 million, respectively, of Protective’s mortgage loans have this participation feature.

        At December 31, 2003 and 2002, Protective’s problem mortgage loans (over ninety days past due) and foreclosed properties totaled $11.8 million and $16.2 million, respectively. Since Protective’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. Based on Protective’s evaluation of its mortgage loan portfolio, Protective does not expect any material losses on its mortgage loans.

        At December 31, 2003 and 2002, Protective had investments related to retained beneficial interests of mortgage loan securitizations of $283.6 million and $295.7 million, respectively.

        Certain investments with a carrying value of $64.4 million were non-income producing for the twelve months ended December 31, 2003.

        Policy loan interest rates generally range from 4.5% to 8.0%.

Note D —INCOME TAXES

        Protective’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

                                                                     2003         2002        2001
-------------------------------------------------------------------------------------------------------

Statutory federal income tax rate applied to pretax income            35.0%       35.0%      35.0%
Dividends received deduction and tax-exempt income                    (1.2)       (2.3)      (1.7)
Low-income housing credit                                             (0.2)       (0.5)      (0.5)
Other.                                                                (0.2)        2.1       (0.1)
State income taxes                                                     0.3         0.6        0.2
-------------------------------------------------------------------------------------------------------
Effective income tax rate                                             33.7%       34.9%      32.9%
-------------------------------------------------------------------------------------------------------

        The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

        Details of the deferred income tax provision for the years ended December 31 are as follows:

                                                               2003          2002
--------------------------------------------------------------------------------------

Deferred policy acquisition costs                            $54,747        $ 51,998
Benefits and other policy liability changes                   41,065         (22,359)
Temporary differences of investment income                   (19,080)        (28,637)
Other items                                                   (1,291)          7,892
--------------------------------------------------------------------------------------
                                                             $75,441        $  8,894
--------------------------------------------------------------------------------------

        The components of Protective’s net deferred income tax liability as of December 31 were as follows:

                                                               2003          2002
--------------------------------------------------------------------------------------
Deferred income tax assets:
Policy and policyholder liability reserves                  $279,016       $320,081
Other                                                          4,292          3,001
--------------------------------------------------------------------------------------
                                                             283,308        323,082
--------------------------------------------------------------------------------------
Deferred income tax liabilities:
Deferred policy acquisition costs                            485,816        431,069
Unrealized gains (losses) on investments                     136,765         98,857
--------------------------------------------------------------------------------------
                                                             622,581        529,926
--------------------------------------------------------------------------------------
Net deferred income tax liability                           $339,273       $206,844
--------------------------------------------------------------------------------------

        Under pre-1984 life insurance company income tax laws, a portion of Protective’s gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders’ Surplus. The aggregate accumulation in this account at December 31, 2003 was approximately $70.5 million. Should the accumulation in the Policyholders’ Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $1.6 billion, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes have not been provided on amounts designated as Policyholders’ Surplus. Under current income tax laws, Protective does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts.

        Protective’s income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.

Note E — DEBT

        Under revolving line of credit arrangements with several banks, PLC can borrow up to $200 million on an unsecured basis. No compensating balances are required to maintain the line of credit. These lines of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios, and restrictions on indebtedness incurred by PLC’s subsidiaries including Protective. Additionally, PLC, on a consolidated basis, cannot incur debt in excess of 40% of its total capital. At December 31, 2003, PLC had $25.0 million of borrowings outstanding under these credit arrangements at an interest rate of 1.64%.

        Protective has a mortgage note on investment real estate amounting to approximately $2.2 million that matures in 2004.

        Included in indebtedness to related parties at December 31, 2002,was a surplus debenture issued by Protective to PLC. The balance of the surplus debenture was $2 million. The surplus debenture was due and paid in 2003.

        Protective routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

        Interest expense on debt totaled $1.6 million, $1.4 million, and $1.8 million in 2003, 2002, and 2001, respectively.

Note F — RECENT ACQUISITIONS

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

        Summarized below are the consolidated results of operations for 2002, on an unaudited pro forma basis, as if the Conseco transaction had occurred as of January 1, 2002. The pro forma information is based on Protective’s consolidated results of operations for 2002, and on data provided by the acquired block, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

(unaudited)                       2002
--------------------------------------------
Total revenues                $1,844,221
Net income                       160,020
--------------------------------------------

Note G — COMMITMENTS AND CONTINGENT LIABILITIES

        Protective leases administrative and marketing office space in approximately 24 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $8.0 million.

        In 2000, Protective entered into an arrangement with an unrelated party related to the construction of a building contiguous to its existing home office complex. The unrelated party owns the building and leases it to Protective. The lease is accounted for as an operating lease under SFAS No. 13 “Accounting For Leases”. Lease payments commenced upon completion, which occurred January 31, 2003, and is based on then current LIBOR interest rates and the cost of the building. At the end of the lease term, February 1, 2007, Protective may purchase the building for the original building cost of approximately $75 million. Based upon current interest rates, annual lease payments are estimated to be $1.5 million. Were Protective not to purchase the building, a payment of approximately $66 million would be due at the end of the lease term.

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

Note H — SHARE-OWNER’S EQUITY AND RESTRICTIONS

        At December 31, 2003, approximately $1,386.9 million of consolidated share-owner’s equity, excluding net unrealized gains on investments, represented net assets of Protective and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, Protective and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by Protective in 2004 is estimated to be $293.8 million.

Note I — PREFERRED STOCK

        PLC owns all of the 2,000 shares of preferred stock issued by Protective’s subsidiary, Protective Life and Annuity Insurance Company (PL&A). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2003, PL&A paid no dividend to PLC. In 2002, PL&A paid a $50.0 thousand preferred dividend to PLC, and PL&A paid a $1.0 million preferred dividend to PLC in 2001.

Note J — RELATED PARTY MATTERS

        On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan (ESOP). On December 1, 1990, Protective transferred to the ESOP 520,000 shares of PLC’s common stock held by it in exchange for a note. The outstanding balance of the note, $3.4 million at December 31, 2003, is accounted for as a reduction to share-owner’s equity. The stock will be used to match employee contributions to PLC’s existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP’s note to Protective.

        Protective leases furnished office space and computers to affiliates. Lease revenues were $4.7 million in 2003, $3.5 million in 2002, and $4.0 million in 2001. Protective purchases data processing, legal, investment and management services from affiliates. The costs of such services were $93.1 million, $88.0 million, and $82.6 million in 2003, 2002, and 2001, respectively. Commissions paid to affiliated marketing organizations of $8.6 million, $8.2 million, and $10.0 million, in 2003, 2002, and 2001, respectively, were included in deferred policy acquisition costs.

        Certain corporations with which PLC’s directors were affiliated paid Protective premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $12.2 million, $16.0 million and $19.6 million in 2003, 2002, and 2001, respectively. Protective and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.1 million, $1.6 million and $5.9 million in 2003, 2002, and 2001, respectively.

        For a discussion of indebtedness to related parties, see Note E.

Note K — OPERATING SEGMENTS

        Protective operates several business segments, each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•	The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, and in the “bank owned life insurance” market.

•	The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals.

•	The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

•	The Stable Value Products segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. During the fourth quarter of 2003, Protective registered a funding agreement-backed notes program with the SEC.

•	The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

        Protective has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earning from several lines of business which Protective is not actively marketing (mostly cancer insurance and group annuities), and various investment-related transactions.

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

                                                                  Operating Segment Income for the
                                                                     Year Ended December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Life                                            Stable Value
                                                                    Marketing     Acquisitions        Annuities        Products
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $ 856,431         $289,906        $ 26,265
Reinsurance ceded                                                   (657,778)         (75,994)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          198,653          213,912          26,265
Net investment income                                                229,913          246,143         224,330          $233,104
Realized investment gains (losses)                                                                     22,733             9,756
Other income                                                             875            2,640           3,768
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                429,441          462,695         277,096           242,860
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     253,785          291,768         197,955           186,565
Amortization of deferred policy acquisition costs                     66,078           32,690          38,196             2,279
Other operating expenses                                             (50,379)          41,537          23,969             5,349
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   269,484          365,995         260,120           194,193
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                  159,957           96,700          16,976            48,667
Less: realized investment gains (losses)                                                               22,733             9,756
Add back: related amortization of deferred
  policy acquisition cost                                                                              18,947
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     159,957           96,700          13,190            38,911

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Corporate
                                                                      Asset             and                              Total
                                                                   Protection          Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $ 442,876         $38,131                         $1,653,609
Reinsurance ceded                                                   (180,358)         (3,805)                          (917,935)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          262,518          34,326                            735,674
Net investment income                                                 38,972           8,281                            980,743
Realized investment gains (losses)                                                    42,524                             75,013
Other income                                                          38,063           1,479                             46,825
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                339,553          86,610                          1,838,255
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     162,484          31,520                          1,124,077
Amortization of deferred policy acquisition costs                     84,653           1,211                            225,107
Other operating expenses                                              81,850          36,773                            139,099
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   328,987          69,504                          1,488,283
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income tax            10,566          17,106                            349,972
Less: realized investment gains (losses)                                              42,524
Add back: derivative gains related to investments                                     10,036
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                               10,566         (15,382)
Income tax expense                                                                                   $117,932           117,932
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $  232,040
===================================================================================================================================

                                                                   Operating Segment Income for the
                                                                     Year Ended December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Life                                           Stable Value
                                                                    Marketing     Acquisitions        Annuities        Products
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $ 673,412        $300,818          $ 25,826
Reinsurance ceded                                                   (453,228)        (76,333)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          220,184         224,485            25,826
Net investment income                                                208,451         252,147           220,433         $246,098
Realized investment gains (losses)                                                                       2,277           (7,061)
Other income                                                           1,344           1,826             3,229
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                429,979         478,458           251,765          239,037
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     228,225         301,400           186,107          196,576
Amortization of deferred policy acquisition costs                    117,836          35,245            24,669            2,304
Other operating expenses                                             (41,501)         45,395            26,037            4,946
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   304,560         382,040           236,813          203,826
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                  125,419          96,418            14,952           35,211
Less: realized investment gains (losses)                                                                 2,277           (7,061)
Add back: related amortization of deferred
  policy acquisition cost                                                                                1,981
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     125,419          96,418            14,656           42,272

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Corporate
                                                                      Asset             and                               Total
                                                                   Protection          Other         Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $ 492,788       $ 55,357                          $1,548,201
Reinsurance ceded                                                   (189,337)       (19,260)                           (738,158)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          303,451         36,097                             810,043
Net investment income                                                 43,789            890                             971,808
Realized investment gains (losses)                                                   12,390                               7,606
Other income                                                          33,670          1,414                              41,483
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                380,910         50,791                           1,830,940
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     220,341         34,436                           1,167,085
Amortization of deferred policy acquisition costs                     86,129          1,479                             267,662
Other operating expenses                                              89,632         30,061                             154,570
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   396,102         65,976                           1,589,317
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income tax           (15,192)       (15,185)                            241,623
Less: realized investment gains (losses)                                             12,390
Add back: derivative gains related to investments                                     8,251
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                              (15,192)       (19,324)
Income tax expense                                                                                     $84,229           84,229
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                           $  157,394
===================================================================================================================================

                                                                   Operating Segment Income for the
                                                                     Year Ended December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Life                                           Stable Value
                                                                     Marketing     Acquisitions        Annuities        Products
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $ 542,407         $243,914           $ 28,145
Reinsurance ceded                                                   (421,411)         (61,482)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          120,996          182,432             28,145
Net investment income                                                178,866          187,535            167,809          $261,079
Realized investment gains (losses)                                                                         1,139             7,218
Other income                                                           1,134              345              3,441
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                300,996          370,312            200,534           268,297
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     190,538          238,877            137,204           222,306
Amortization of deferred policy acquisition costs and
  goodwill                                                            41,399           20,500             24,021             1,662
Other operating expenses                                             (22,957)          41,684             24,073             3,961
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   208,980          301,061            185,298           227,929
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income tax                   92,016           69,251             15,236            40,368
Less: realized investment gains (losses)                                                                   1,139             7,218
Add back: related amortization of deferred
  policy acquisition cost                                                                                    996
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                      92,016           69,251             15,093            33,150

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Corporate
                                                                     Asset              and                                Total
                                                                  Protection           Other         Adjustments       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $ 524,281        $ 51,072                           $1,389,819
Reinsurance ceded                                                   (274,220)        (14,038)                            (771,151)
-----------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          250,061          37,034                              618,668
Net investment income                                                 48,617          (8,703)                             835,203
Realized investment gains (losses)                                                   (12,298)                              (3,941)
Other income                                                          31,907           1,751                               38,578
-----------------------------------------------------------------------------------------------------------------------------------
       Total revenues                                                330,585          17,784                            1,488,508
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     154,893          28,806                              972,624
Amortization of deferred policy acquisition costs and
  goodwill                                                            60,508           1,795                              149,885
Other operating expenses                                              79,453          25,827                              152,041
-----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   294,854          56,428                            1,274,550
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income tax            35,731         (38,644)                             213,958
Less: realized investment gains (losses)                                             (12,298)
Add back: derivative gains related to investments                                      3,900
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                               35,731         (22,446)
Income tax expense                                                                                      $ 70,457           70,457
Discontinued operations, net of income tax                                                               (27,610)         (27,610)
Change in accounting principle, net of income tax                                                         (8,341)          (8,341)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                             $  107,550
===================================================================================================================================

                                                                        Operating Segment Assets
                                                                            December 31, 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Life                                              Stable Value
                                                                Marketing          Acquisitions     Annuities          Products
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                   $4,986,789          $4,373,737     $4,725,242        $4,520,955
Deferred policy acquisition costs                               1,185,102             385,042        101,096             7,186
Goodwill
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                $6,171,891          $4,758,779     $4,826,338        $4,528,141
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Corporate
                                                                   Asset               and                             Total
                                                                 Protection           Other       Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $  967,818         $2,440,866       $ 57,094        $22,072,501
Deferred policy acquisition costs                                  177,793              7,349                         1,863,568
Goodwill                                                            35,143                                               35,143
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $1,180,754         $2,448,215       $ 57,094        $23,971,212
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        Operating Segment Assets
                                                                            December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Life                                              Stable Value
                                                                 Marketing        Acquisitions       Annuities          Products
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $4,193,729        $4,553,958        $4,821,398       $3,930,669
Deferred policy acquisition costs                                  973,631           435,592            93,140            4,908
Goodwill
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $5,167,360        $4,989,550        $4,914,538       $3,935,577
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Corporate
                                                                   Asset               and                              Total
                                                                 Protection            Other        Adjustments      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                    $1,043,933        $1,400,527          $ 79,064       $20,023,278
Deferred policy acquisition costs                                  194,281             7,702                           1,709,254
Goodwill                                                            35,143                                                35,143
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                 $1,273,357        $1,408,229          $ 79,064       $21,767,675
-----------------------------------------------------------------------------------------------------------------------------------

Note L — EMPLOYEE BENEFIT PLANS

        PLC has a defined benefit pension plan covering substantially all of its employees, including Protective employees. The plan is not separable by affiliates participating in the plan. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

        At December 31, 2003, PLC estimated that its 2004 defined benefit pension plan expense will be $6.4 million, which is PLC’s estimate of its expected contributions for 2004. The measurement date used to determine the benefit expense and benefit obligations of the plan is December 31, 2003.

        The actuarial present value of benefit obligations and the funded status of the plan at December 31 are as follows:

                                                                         2003           2002
--------------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of the year                     $62,179        $50,869
Service cost - benefits earned during the year                            4,513          3,723
Interest cost - on projected benefit obligation                           4,666          4,111
Actuarial loss                                                            7,531          6,353
Benefits paid                                                            (1,435)        (2,877)
--------------------------------------------------------------------------------------------------
Projected benefit obligation, end of the year                            77,454         62,179
--------------------------------------------------------------------------------------------------
Fair value of plan assets beginning of the year                          49,450         44,024
Actual return on plan assets                                             12,886         (7,845)
Employer contribution                                                    13,170         16,149
Benefits paid                                                            (1,435)        (2,878)
--------------------------------------------------------------------------------------------------
Fair value of plan assets end of the year                                74,071         49,450
--------------------------------------------------------------------------------------------------
Plan assets less than the projected benefit obligation                   (3,383)       (12,729)
Unrecognized net actuarial  loss from past experience
      different from that assumed                                        27,453         28,252
Unrecognized prior service cost                                           1,672          1,886
Other adjustments                                                           684
--------------------------------------------------------------------------------------------------
Net pension asset                                                       $26,426        $17,409
--------------------------------------------------------------------------------------------------
Accumulated benefit obligation                                          $60,984        $47,707
Fair value of assets                                                     74,071         49,450
Unfunded accumulated benefit obligation                                 $     0        $     0
--------------------------------------------------------------------------------------------------

        Assumptions used to determine the benefit obligations as of December 31 were as follows:

                                                      2003              2002
-----------------------------------------------------------------------------------
Weighted average discount rate                        6.25%              6.75%
Rates of increase in compensation level               4.00               4.50
Expected long-term rate of return on assets           8.50               8.50
-----------------------------------------------------------------------------------

        Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

                                                    2003        2002          2001
---------------------------------------------------------------------------------------
Service cost                                       $4,513       $3,723      $ 3,739
Interest cost                                       4,666        4,111        3,531
Expected return on plan assets                     (5,604)      (4,265)      (3,669)
Amortization of prior service cost                    214          263          176
Amortization of losses                              1,049          302          141
Cost of divestiture                                                             186
---------------------------------------------------------------------------------------
Net pension cost                                   $4,838       $4,134      $ 4,104
---------------------------------------------------------------------------------------

        Assumptions used to determine the net pension cost for the years ended December 31 were as follows:

                                                 2003         2002         2001
------------------------------------------------------------------------------------
Weighted average discount rate                    6.75%        7.25%        7.50%
Rates of increase in compensation level           4.50         5.00         5.25
Expected long-term rate of return on assets       8.50         8.50         8.50
------------------------------------------------------------------------------------

        Plan assets by category as of December 31 were as follows:

                                                      2003              2002
-----------------------------------------------------------------------------------
Cash and cash equivalents                            $ 3,273          $ 2,588
Equity securities                                     53,413           39,157
Fixed income                                          17,385            7,705
-----------------------------------------------------------------------------------
Total                                                $74,071          $49,450
-----------------------------------------------------------------------------------

        Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from Protective in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, PLC includes reserves for pre-July 1999 retirees. Based on historical data of the domestic equity markets and PLC’s group annuity investments, the plan’s target asset allocation would be expected to earn annualized returns in excess of 9% per year. In arriving at the plan’s 8.5% expected rate of return, PLC has adjusted this historical data to reflect lower expectations for equity returns. The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with Protective.

        PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2003 and 2002, the projected benefit obligation of this plan totaled $18.1 million and $17.2 million, respectively, of which $15.5 million and $14.4 million, respectively, have been recognized in PLC’s financial statements.

        Net pension costs of the excess benefits plan includes the following components for the years ended December 31:

                                                            2003        2002         2001
----------------------------------------------------------------------------------------------
Service cost                                                $  485      $  455      $  686
Interest cost                                                1,182       1,178       1,121
Amortization of prior service cost                              16          16          19
Amortization of transition asset                                                        37
Recognized net actuarial loss                                  118          71         233
Cost of divestiture and special termination benefits            81                   1,807
----------------------------------------------------------------------------------------------
Net pension cost                                            $1,882      $1,720      $3,903
----------------------------------------------------------------------------------------------

        In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on PLC’s consolidated financial statements. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. At December 31, 2003, PLC’s liability related to this benefit was $0.3 million. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

        Life insurance benefits for retirees from $10,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

        PLC sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. PLC established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to PLC’s 401(k) Plan. In 1994, a stock bonus was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to Protective less dividends on shares held by the ESOP. At December 31, 2003, PLC had committed approximately 124,682 shares to be released to fund the 401(k) Plan match. The expense recorded by PLC for these employee benefits was $0.6 million, $0.1 million and less than $0.1 million in 2003, 2002, and 2001, respectively.

        PLC sponsors a deferred compensation plan for certain directors, officers, agents, and others. Compensation deferred is credited to the participants in cash, PLC Common Stock, or as a combination thereof.

        Protective’s share of net costs related to employee benefit plans was approximately $6.9 million, $3.8 million, and $5.4 million, in 2003, 2002, and 2001, respectively.

Note M — STOCK BASED COMPENSATION

        Certain Protective employees participate in PLC’s stock-based incentive plans and receive stock appreciation rights (SARs) from PLC.

        Since 1973, Protective has had stock-based incentive plans to motivate management to focus on PLC’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 2003, up to 6,500,000 shares may be issued in payment of awards.

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

        Performance shares and performance-based stock appreciation rights (P-SARs) awarded in 2003, 2002, 2001, and 2000, and the estimated fair value of the awards at grant date are as follows:

                                                                     Estimated
    Year Awarded         Performance Shares        P-SARs            Fair Value
-----------------------------------------------------------------------------------
        2003                   148,730                               $3,900
        2002                   192,360                                5,700
        2001                   153,490             40,000             4,900
        2000                     3,330            513,618             3,700
-----------------------------------------------------------------------------------

        Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout. P-SARs convert to the equivalent of one stock appreciation right (SAR) if earned times the award earned percentage payout. Of the 2000 P-SARs awarded, 87,778 have been canceled and 135,104 have been converted to 145,910 SARs. The remaining 290,076 P-SARs will convert to SARs in 2004 if earned. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, if earned and converted to SARs, expire 10 years after the grant date. At December 31, 2003, the total outstanding performance shares and P-SARs related to these performance-based plans measured at maximum payouts were 660,610 and 456,286, respectively.

        Between 1996 and 2002 SARs were granted (in addition to the P-SARs discussed above) to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2001, 2002, and 2003 is as follows:

                                            Wtd. Avg.Base Price            No. of SARs
---------------------------------------------------------------------------------------------
Balance at December 31, 2000                        $18.64                     875,000
SARs granted                                         26.34                     138,751
P-SARs converted                                     22.31                     100,072
---------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $19.92                   1,113,823
SARs granted                                         32.00                     480,000
SARs exercised                                       32.60                     (80,000)
SARs canceled                                        22.31                     (15,000)
---------------------------------------------------------------------------------------------
Balance at December 31, 2002                        $23.90                   1,498,823
SARs granted                                         26.49                      95,000
SARs converted                                       22.31                      45,838
SARs canceled                                        30.77                     (22,500)
---------------------------------------------------------------------------------------------
Balance at December 31, 2003                        $23.91                   1,617,161
---------------------------------------------------------------------------------------------

        The outstanding SARs at December 31, 2003, were at the following base prices:

                      SARs        Remaining Life      Currently
  Base Price      Outstanding        in Years         Exercisable
--------------------------------------------------------------------
   $17.44            580,000             2              580,000
    22.31            419,661             6              239,161
    31.26             50,000             7                    0
    31.29              7,500             7                2,500
    32.00            465,000             8               30,000
    26.49             95,000             9               15,000
--------------------------------------------------------------------

        The SARs issued in 2001, 2002, and 2003 had estimated fair values at grant date of $0.6 million, $3.7 million, and $0.6 million, respectively. The fair value of the 2003 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 25.0% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.1%, a dividend rate of 2.1%, and an expected exercise date of 2009.

        PLC will pay an amount equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

        The expense recorded by PLC for its stock-based compensation plans was $5.5 million, $5.2 million, and $5.6 million in 2003, 2002, and 2001, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s share-owners’ equity.

Note N — REINSURANCE

        Protective reinsures certain of its risks with, and assumes risks from other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, Protective generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of Protective’s new life insurance and credit insurance sales is being reinsured. Protective reviews the financial condition of its reinsurers.

        Protective continues to monitor the consolidation of reinsurers and the concentration of credit risk Protective has with any reinsurer. At December 31, 2003, Protective had reinsured approximately 89.6% of the face value of its life insurance in force. Protective had reinsured approximately 59.1% of the face value of its life insurance in force with three reinsurers. These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+. Protective has not experienced any credit losses for the years ended December 31, 2003, 2002, or 2001 related to these reinsurers.

        Protective has reinsured approximately $292.7 billion, $219.0 billion and $171.4 billion in face amount of life insurance risks with other insurers representing $781.8 million, $546.0 million and $565.1 million of premium income for 2003, 2002, and 2001, respectively. Protective has also reinsured accident and health risks representing $61.6 million, $61.5 million and $122.7 million of premium income for 2003, 2002, and 2001, respectively. In addition, Protective reinsured property and casualty risks representing $91.0 million, $143.9 million, and $83.3 million of premium income for 2003, 2002, and 2001, respectively. In 2003 and 2002, policy and claim reserves relating to insurance ceded of $2,230.7 million and $2,304.9 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with Protective. At December 31, 2003 and 2002, Protective had paid $53.3 million and $45.5 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2003, Protective had receivables of $66.6 million related to insurance assumed.

        In 2002, Protective discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, Protective had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and Protective’s then current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs takes into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. In 2003, Protective substantially completed its recovery of the reinsurance overpayment. As a result, Protective increased premiums and policy fees by $18.4 million in 2003. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisitions costs. As a result of the recoveries, income before income tax increased $12.3 million and $7.2 million in 2003 and 2002, respectively.

Note O — ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

        The carrying amount and estimated fair values of Protective’s financial instruments at December 31 are as follows:

                                                                   2003                              2002
----------------------------------------------------------------------------------------------------------------------
                                                          Carrying                         Carrying
                                                           Amount       Fair Values          Amount       Fair Values
----------------------------------------------------------------------------------------------------------------------
Assets (see Notes A and C):
Investments:
      Fixed maturities                                 $12,927,520      $12,927,520       $11,655,465    $11,655,465
      Equity securities                                     30,521           30,521            48,799         48,799
      Mortgage loans on real estate                      2,733,722        2,958,052         2,518,151      2,826,133
      Short-term investments                               510,635          510,635           447,155        447,155

Liabilities (see Notes A and E):
      Stable value product account balances              4,676,531        4,736,681         4,018,552      4,124,192
      Annuity account balances                           3,480,577        3,475,167         3,697,495      3,751,223
      Notes payable                                          2,234            2,234             2,264          2,264
Other (see Note A):
      Derivative financial instruments                     169,798          169,798            86,766         86,766
----------------------------------------------------------------------------------------------------------------------

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

                                                                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                                                     PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                                                       (in thousands)

            COL. A                   COL. B           COL. C          COL. D          COL. E           COL. F          COL. G          COL. H           COL. I          COL. J
                                                                                   Stable Value
                                                                                     Products,
                                                                                      Annuity                                                        Amortization
                                    Deferred                                       Contracts and                                                      of Deferred
                                     Policy       Future Policy                        Other        Net Premiums        Net         Benefits and        Policy           Other
                                   Acquisition     Benefits and      Unearned     Policyholders'     and Policy      Investment      Settlement       Acquisition      Operating
            Segment                   Costs           Claims         Premiums          Funds            Fees         Income(1)        Expenses           Costs        Expenses(1)
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2003:
      Life Marketing               $1,185,102       $4,846,032      $    1,854        $   62,641       $198,653        $229,913      $  253,785         $ 66,078       $(50,379)
      Acquisitions                    385,042        3,185,708             354           917,402        213,912         246,143         291,768           32,690         41,537
      Annuities                       101,096          593,119           5,329         2,618,571         26,265         224,330         197,955           38,196         23,969
      Stable Value Products             7,186                                          4,520,956                        233,104         186,565            2,279          5,349
      Asset Protection                177,793          201,252         733,942             5,739        262,518          38,972         162,484           84,653         81,850
      Corporate and Other               7,349           76,819           2,172           189,969         34,326           8,281          31,520            1,211         36,773
      Adjustments(2)                                    47,161              76               189
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
      TOTAL                        $1,863,568       $8,950,091      $  743,727        $8,315,467       $735,674        $980,743      $1,124,077         $225,107       $139,099
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2002:
      Life Marketing               $  973,631       $4,031,021      $      318        $   48,558       $220,184        $208,451      $  228,225         $117,836       $(41,501)
      Acquisitions                    435,592        3,240,407             395         1,040,855        224,485         252,147         301,400           35,245         45,395
      Annuities                        93,140          571,109                         2,742,642         25,826         220,433         186,107           24,669         26,037
      Stable Value Products             4,908                                          3,930,668                        246,098         196,576            2,304          4,946
      Asset Protection                194,281          259,974         839,955             8,714        303,451          43,789         220,341           86,129         89,632
      Corporate and Other               7,702           81,010           2,212           115,708         36,097             890          34,436            1,479         30,061
      Adjustments(2)                                    63,775             286             3,567
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
      TOTAL                        $1,709,254       $8,247,296      $  843,166        $7,890,712       $810,043        $971,808      $1,167,085         $267,662       $154,570
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2001:
      Life Marketing                                                                                   $120,996        $178,866      $  190,538         $ 41,399       $(22,957)
      Acquisitions                                                                                      182,432         187,535         238,877           20,500         41,684
      Annuities                                                                                          28,145         167,809         137,204           24,021         24,073
      Stable Value Products                                                                                             261,079         222,306            1,662          3,961
      Asset Protection                                                                                  250,061          48,617         154,893           57,681         79,453
      Corporate and Other                                                                                37,034          (8,703)         28,806            1,795         25,827
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
      TOTAL                                                                                            $618,668        $835,203        $972,624         $147,058       $152,041
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
(1)	Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)	Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

                                                 SCHEDULE IV-- REINSURANCE
                                    PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                                  (dollars in thousands)

            COL. A                    COL. B            COL. C           COL. D            COL. E           COL. F
                                                                                                         Percentage of
                                                    Ceded to Other    Assumed from                      Amount Assumed
                                   Gross Amount       Companies      Other Companies     Net Amount         to Net
------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 2003:
       Life insurance
       in force                    $324,318,517     $292,740,795       $22,176,303      $53,754,025           41.3%
------------------------------------------------------------------------------------------------------------------------
       Premiums and
       policy fees:
       Life insurance              $  1,011,553     $    765,276       $   247,592      $   493,869           50.1%
       Accident/health
          insurance                      99,023           61,644            59,633           97,012           61.5%
       Property and liability
          insurance                     170,322           91,015            65,688          144,995           45.3%
------------------------------------------------------------------------------------------------------------------------
       Total                       $  1,280,898     $    917,935       $   372,913      $   735,876
------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 2002:
       Life insurance
       in force                    $248,994,479     $219,025,215       $21,523,110      $51,492,374           41.8%
------------------------------------------------------------------------------------------------------------------------
       Premiums and
       policy fees:
       Life insurance             $     831,129     $    532,738       $   235,198      $   533,589           44.1%
       Accident/health
          insurance                     103,858           61,512            44,337           86,683           51.1%
       Property and liability
          insurance                     194,601          143,908           110,543          161,236           68.6%
------------------------------------------------------------------------------------------------------------------------
       Total                       $  1,129,588     $    738,158       $   390,078      $   781,508
------------------------------------------------------------------------------------------------------------------------
Year Ended
    December 31, 2001:
       Life insurance
       in force                    $191,105,512     $171,449,182       $23,152,614      $42,808,944           54.1%
------------------------------------------------------------------------------------------------------------------------
       Premiums and
       policy fees:
       Life insurance              $    774,294     $    565,130       $   198,832      $   407,996           48.7%
       Accident/health
          insurance                     181,509          122,747                             58,762            0.0%
       Property and liability
          insurance                     158,890           83,274            76,295          151,911           50.2%
------------------------------------------------------------------------------------------------------------------------
       Total                       $  1,114,693     $    771,151       $   275,127      $   618,669
------------------------------------------------------------------------------------------------------------------------

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
          Description                 period           expenses      other accounts      Deductions        of period
------------------------------------------------------------------------------------------------------------------------
2003
Allowance for Uncollected             $24,833             $0            $     0             $18,371          $ 6,462
    Reinsurance Receivable
------------------------------------------------------------------------------------------------------------------------
2002
Allowance for Uncollected             $     0             $0            $24,833             $     0          $24,833
    Reinsurance Receivable
------------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Under the direction of our President (Principal Executive Officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors And Executive Officers of the Registrant

        The executive officers and directors of Protective are as follows:

Name                            Age         Position

John D. Johns                   52          Chairman of the Board and President and a Director
R. Stephen Briggs               54          Executive Vice President and a Director
Allen W. Ritchie                46          Executive Vice President, Chief Financial Officer and a Director
Richard J. Bielen               43          Senior Vice President, Chief Investment Officer, Treasurer and a Director
J. William Hamer, Jr.           59          Director
T. Davis Keyes                  51          Director
Carolyn King                    53          Senior Vice President, Acquisitions and a Director
Deborah J. Long                 50          Senior Vice President, Secretary and General Counsel, and a Director
Wayne E. Stuenkel               50          Senior Vice President, and Chief Actuary and a Director
Carl S. Thigpen                 47          Senior Vice President, Chief Mortgage & Real Estate Officer
Judy Wilson                     46          Senior Vice President, Stable Value Products
Jerry W. DeFoor                 51          Vice President , Business Planning
Steven G. Walker                44          Vice President and Controller, and Chief Accounting Officer

        All executive officers and directors are elected annually. Executive officers serve at the pleasure of the Board of Directors and directors are elected annually by PLC. None of the individuals listed above is related to any director of PLC or Protective or to any executive officer.

    Mr. Johns has been Chairman of the Board since February 3, 2003, and President and Chief Executive Officer of PLC since December 2001 and President and Chairman of the Board of Protective since December 2001. He was President and Chief Operating Officer of PLC from August 1996 to December 2001. Mr. Johns has been employed by PLC and its subsidiaries since 1993. He is a director of National Bank of Commerce of Birmingham and Alabama National Bancorporation, John H. Harland Company, Genuine Parts Company, and Alabama Power Company.

    Mr. Briggs has been Executive Vice President, Life and Annuity of PLC and Protective since January, 2003 and has responsibility for Life and Annuity. From October 1993 to January 2003 he served as Executive Vice President, Individual Life Division. Mr. Briggs has been associated with PLC and its subsidiaries since 1971.

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

    Mr. Hamer has been Senior Vice President and Chief Human Resources Officer of PLC since May 2001, and a Director of Protective since June 2001. He served as Vice President, Human Resources of PLC from May 1982 to May 2001. Mr. Hamer has been employed by PLC and its subsidiaries since May 1982.

    Mr. Keyes has been Senior Vice President, Information Services of PLC since April 1999. Mr. Keyes has been a Director of Protective since May 1999. Mr. Keyes served as Vice President, Information Services of PLC from May 1993 to April 1999. Mr. Keyes has been employed by PLC and its subsidiaries since 1982.

    Ms. King has been Senior Vice President, Acquisitions of PLC since December 2003. Ms. King served as Senior Vice President, Life and Annuity Division of PLC and Protective from January 2003 until December 2003. From April 1995 to January 2003, she served as Senior Vice President, Investment Products Division of PLC and Protective.

    Ms. Long has been Senior Vice President, Secretary and General Counsel of PLC since November 1996 and of Protective since September 1996. From February 1994 to 1996, she was Senior Vice President and General Counsel of Protective and PLC.

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

    Mr. DeFoor has been Vice President, Business Planning of PLC and Protective since September 2003. From April 1989 to September 2003, he was Vice President and Controller, and Chief Accounting Officer of Protective and PLC. Mr. DeFoor has been employed by PLC and its subsidiaries since 1982.

    Mr. Walker has been Senior Vice President, Controller and Chief Accounting Officer of PLC since March 2004. He has served as Vice President, Controller and Chief Accounting Officer of Protective since September 2003 and of PLC from September 2003 through March 2004. From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of Protective. From November 1998 through July 2002, Mr. Walker served as Senior Vice President and Chief Financial Officer of Aon Integramark.

Audit Committee Financial Expert

        Protective does not have a separately-designated standing audit committee. The Audit Committee for PLC also serves as the Audit Committee for Protective, as a wholly-owned subsidiary of PLC. The members of the Board of Directors of PLC have determined that each member of the Audit Committee meets the independence and financial expertise requirements of the New York Stock Exchange. The PLC Board does not feel that, under conservative interpretations of Items 401(h) of Regulation S-K (including the commentary that accompanied the adopting release), the members of the Audit Committee meet the definition of an audit committee financial expert. The PLC Board nevertheless feels that ample financial literacy, experience and expertise is possessed by the current members of the Audit Committee to perform the functions of the Committee and to provide appropriate oversight, scrutiny and guidance. For example, Mr. French has an M.B.A. from Harvard Business School; he is currently Chairman and CEO of Dunn Investment Company, the parent of a group of companies and an investor in equity securities. Mr. Cooper has a B. S. in Finance from the University of Notre Dame; he is currently Chairman and CEO of Commonwealth National Bank, a privately held national bank. Mr. Day has an M.B.A. in Finance from the University of Pennsylvania; he previously served as the head of Goldman, Sachs & Co.‘s mergers and acquisitions group and currently is chairman of the Executive Committee of Jemison Investment Company, Inc., a privately held investment company. Mr. James has an M.B.A. from the University of Alabama and a law degree from the University of Virginia; he is currently the Chairman and CEO of Vulcan Materials Company, a publicly traded company listed on the New York Stock Exchange. In addition, if any Committee member feels it appropriate, the Committee has access, at PLC’s expense, to financial experts of the Committee’s choice who are actively in the business of giving expert advice with respect to the kind of matters that may come before the Committee.

Compliance With Section 16(a) of the Exchange Act

      Not Applicable

Item 11. Executive Compensation

        Executive officers of Protective also serve as executive officers and/or directors of one or more affiliate companies of PLC. Compensation allocations are made as to each individual’s time devoted to duties as an executive officer of Protective and its affiliates. The following table sets forth certain information regarding compensation paid during or with respect to the past three fiscal years to the Chief Executive Officer and certain other executive officers of Protective as determined under SEC rules (collectively, the “Named Executives”) by Protective or any of its affiliates including PLC. Of the amounts of total compensation shown in the Summary Compensation Table and other executive compensation information below, virtually all of Mr. Briggs’, Mr. Massengale’s, Ms. Long’s, and Mr. Bielen’s total compensation, and a significant percentage of Mr. Johns’ and Mr. Ritchie’s total compensation was attributable to services performed for or on behalf of Protective and its subsidiaries.

                                            Summary Compensation Table

-----------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation              Long-Term Compensation
                                   --------------------------------------------------------------------
                                                                          Awards          Payouts
                                                                      -------------   -------------
                                                            Other       Securities
                                                            annual      underlying                         All other
                                     Salary     Bonus    compensation  Options/SARs    LTIP payouts     compensation
              Name and                ($)        ($)         ($)           (#)             ($)              ($)
        principal position   Year     (1)      (1)(2)                                      (2)              (3)
------------------------------------------------------------------------------------------------------------------------
  John D. Johns              2003   $670,833 $1,228,500       $ 0                0        $      0          $8,000
   Chairman of the Board,    2002   $625,000   $578,500       $ 0          300,000        $656,039          $8,000
   President and Chief       2001   $494,167   $150,000       $ 0                0        $361,697          $6,800
   Executive Officer
-----------------------------------------------------------------------------------------------------------------------
  R. Stephen Briggs          2003   $377,500   $319,200       $ 0           15,000        $      0          $8,000
   Executive Vice President, 2002   $337,500   $205,000       $ 0           30,000        $189,552          $8,000
   Individual Life           2001   $321,667   $110,900       $ 0                0        $208,624          $6,800
-----------------------------------------------------------------------------------------------------------------------
  Jim E. Massengale          2003   $384,584   $317,500       $ 0           15,000        $      0        $623,657 (5)
   Executive Vice President, 2002   $360,833   $251,500       $ 0           30,000        $179,872          $8,000
   Acquisitions (4)          2001   $336,667   $196,400       $ 0                0        $177,446          $6,800
-----------------------------------------------------------------------------------------------------------------------
  Allen W. Ritchie           2003   $390,833   $431,300       $ 0           15,000        $389,560 (7)      $8,000
   Executive Vice President, 2002   $366,667   $181,100       $ 0           30,000        $230,026          $8,000
   Chief Financial           2001   $122,051   $ 52,500       $ 25,000      50,000        $      0          $    0
   Officer(6)
-----------------------------------------------------------------------------------------------------------------------
  Richard J. Bielen          2003   $315,833   $279,300       $ 0           50,000        $      0          $8,000
   Senior Vice President,    2002   $265,000   $136,600       $ 0           15,000        $104,880          $8,000
   Chief Investment Officer  2001   $237,500   $113,400       $ 0                0        $110,151          $6,800
   and Treasurer
-----------------------------------------------------------------------------------------------------------------------
  Deborah J. Long            2003   $286,667   $148,800       $ 0                0       $       0          $8,000
    Senior Vice President,   2002   $266,667   $113,000       $ 0           15,000         $109,481         $8,000
    Secretary and General    2001   $247,500   $ 90,000       $ 0                0         $114,077         $6,800
    Counsel
-----------------------------------------------------------------------------------------------------------------------

(1)      Includes amounts that the Named Executives may have voluntarily elected to contribute to PLC's 401(k)
      and Stock Ownership Plan.
(2)      Includes amounts that the Named Executives may have voluntarily deferred under PLC's Deferred
      Compensation Plan for Officers.
(3)      All amounts shown represent matching contributions to PLC's 401(k) and Stock Ownership Plan, unless otherwise indicated.
(4)      Mr. Massengale retired on December 29, 2003.
(5)      Includes (a) $8,000 of matching contributions to PLC's 401(k) and Stock Ownership Plan, (b) $455,388
      with respect to the payout of 2001 and 2002  performance share grants upon Mr. Massengale's retirement, and
      (c) $160,269, representing an estimate of the payout of Mr. Massengale's  2003 performance share grant upon his retirement.  For more information, see "Special Retirement Arrangements" at page 83.
(6)      Mr. Ritchie began employment with PLC as its Executive Vice President and Chief Financial Officer on
      August 28, 2001.
(7)      Long-Term Incentive Plan compensation for 2003 is not yet determinable. The amount shown is the best estimate available as of March 2004.

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

        The following table sets forth information regarding stock appreciation rights granted to the Named Executives during 2003.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------------
                                         Individual Grants                                             Grant Date Value
---------------------------------------------------------------------------------------------------------------------------
                                           Number of    Percent of Total
                                          Securities      Options/SARs
                                          Underlying       Granted to    Exercise or                      Grant Date
                                        Option/SARs (1)   Employees       Base Price   Expiration    Present Value ($) (2)
         Name                                 (#)        in Fiscal Year     ($/Sh)        Date
---------------------------------------------------------------------------------------------------------------------------
  R. Stephen Briggs                          15,000            15.8%        $26.49    March 3, 2013        $ 89,700
---------------------------------------------------------------------------------------------------------------------------
  Jim E. Massengale                          15,000            15.8%        $26.49    March 3, 2013        $ 89,700
---------------------------------------------------------------------------------------------------------------------------
  Allen W. Ritchie                           15,000            15.8%        $26.49    March 3, 2013        $ 89,700
---------------------------------------------------------------------------------------------------------------------------
  Richard J. Bielen                          50,000            52.6%        $26.49    March 3, 2013       $ 299,000
---------------------------------------------------------------------------------------------------------------------------

  (1) The stock  appreciation  rights are  exercisable  after five years  (earlier upon the death,  disability or retirement  of the executive or, in certain  circumstances,  upon a change in control of PLC).  Unexercised rights  expire upon  termination  of  employment.  The amount  received  upon exercise of rights within the one-year period before  termination of employment may be recovered by PLC if the executive becomes employed by a competitor of PLC.
  (2)  The  stock  appreciation  rights  were  valued  using  a  Black-Scholes  option  pricing  model.  Expected volatility was assumed to  approximately  equal that of the S&P Supercom Life and Health Insurance Index or
      25.0%.  Other assumptions  include a risk-free rate of 3.1%, a dividend yield of 2.1%, and an expected time of exercise of March 4, 2009.

        The following table sets forth information regarding the value of the stock appreciation rights held by the Named Executives based on the value of our PLC’s Common Stock as of December 31, 2003. None of the Named Executives exercised stock appreciation rights during 2003.

                                        AGGREGATED FY-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------------
                                    Number of Securities Underlying                    Value of Unexercised
                                        Unexercised Options/SARs                     In-the-Money Options/SARs
                                             at FY-End (#)                                 at FY-End ($)
      Name                             Exercisable/Unexercisable                     Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------------
  John D. Johns                           266,302/350,000 (1)                          $4,209,557/$1,128,500
---------------------------------------------------------------------------------------------------------------------------
  R. Stephen Briggs                        69,721/45,000 (1)                            $1,103,104/$165,450
---------------------------------------------------------------------------------------------------------------------------
  Jim E. Massengale                           84,721/0 (2)                                  $623,433/$0
---------------------------------------------------------------------------------------------------------------------------
  Allen W. Ritchie                              0/95,000                                    $0/$294,450
---------------------------------------------------------------------------------------------------------------------------
  Richard J. Bielen                        32,317/65,000 (1)                             $506,486/$395,100
---------------------------------------------------------------------------------------------------------------------------
  Deborah J. Long                          32,962/15,000 (1)                             $516,186/$27,600
---------------------------------------------------------------------------------------------------------------------------

(1)      Includes the  following  estimates of the number of stock  appreciation  rights to become  exercisable  in
     2004 upon the final  determination of the earn-out of performance stock  appreciation  rights granted in 2000:
     Mr. Johns,  116,302 stock  appreciation  rights;  Mr. Briggs,  29,721 stock  appreciation  rights; Mr. Bielen,
     17,317 stock appreciation rights; and Ms. Long, 17,962 stock appreciation rights.
(2)      Includes 84,721 stock  appreciation  rights that became  exercisable upon Mr.  Massengale's  retirement on
     December 29, 2003.

        In 2003, the Compensation and Management Succession Committee of PLC awarded performance shares under PLC’s Long-Term Incentive Plan to the Named Executives as indicated in the table below. These awards are generally payable, if at all, after the results of a comparison group of companies for the four-year period ending December 31, 2006 are known.

                               LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------------

                                                       Performance or         Estimated Future Payouts Under
                                 Number of           Other Period Until  Non-Stock Price-Based Plans (in shares)
                           Shares, Units or Other        Maturation
                             Rights (#) (1)(2)           or Payout
       Name                                                             -----------------------------------------
                                                                         Threshold       Target      Maximum
------------------------------------------------------------------------------------------------------------------
  John D. Johns                39,230 shares         December 31, 2006     19,615        49,038       66,691
------------------------------------------------------------------------------------------------------------------
  R. Stephen Briggs             6,730 shares         December 31, 2006     3,365         8,413        11,441
------------------------------------------------------------------------------------------------------------------
  Jim E. Massengale             8,260 shares                (3)             (3)           (3)          (3)
------------------------------------------------------------------------------------------------------------------
  Allen W. Ritchie             12,280 shares         December 31, 2006     6,140         15,350       20,876
------------------------------------------------------------------------------------------------------------------
  Richard J. Bielen             5,170 shares         December 31, 2006     2,585         6,463        8,789
------------------------------------------------------------------------------------------------------------------
  Deborah J. Long               3,970 shares         December 31, 2006     1.985         4,963        6,749
------------------------------------------------------------------------------------------------------------------

(1) In the event of a change in control,  payment  will be made with respect to all  outstanding  awards based upon performance  at the target level  (which,  for all  outstanding  awards,  is deemed to be at the  seventy-fifth percentile) or, if greater, performance as of the December 31 preceding the change in control.
(2) The award is earned based on comparison of PLC's average  return on average  equity or total rate of return for a four-year  period to the average  return on average  equity or total rate of return for  companies  in a peer group. No portion of the award is earned if PLC's performance is below the median for both measures.
(3) Payout of this  performance  share  award  upon Mr.  Massengale's  retirement  is  included  in the "All  Other
    Compensation"  column  in the  Summary  Compensation  Table at page  80.  For more  information,  see  "Special
    Retirement Arrangements" at page 83

OTHER PLANS AND ARRANGEMENTS

        Retirement Benefits. Protective has a tax-qualified Pension Plan, and an Excess Benefit Plan that provides retirement benefits that cannot be paid under the Pension Plan due to Internal Revenue Code limitations. This table shows the annual pension benefits payable to executive officers under these plans. The benefits in the table are not reduced by social security or other offset amounts. The benefits shown in the table reflect a straight life form of annuity benefit. If the payment is made in the form of a joint and survivor annuity, the amount paid to the executive could be much less than the amount shown below.

                                                PENSION PLAN TABLE

-----------------------------------------------------------------------------------------------------------------------
      Remuneration
                          ------------------ ------------------ ----------------- ------------------ ------------------
                                 15                 20                 25                30                 35
-----------------------------------------------------------------------------------------------------------------------

       $   150,000             $ 32,529           $ 43,372           $ 54,215          $ 65,057            $ 75,900
           200,000               44,529             59,372             74,215            89,057             103,900
           250,000               56,529             75,372             94,215           113,057             131,900
           300,000               68,529             91,372            114,215           137,057             159,900
           400,000               92,529            123,372            154,215           185,057             215,900
           500,000              116,529            155,372            194,215           233,057             271,900
           750,000              176,529            235,372            294,215           353,057             411,900
         1,000,000              236,529            315,372            394,215           473,057             551,900
         1,250,000              296,529            395,372            494,215           593,057             691,900
         1,500,000              356,529            475,372            594,215           713,057             831,900
         1,750,000              416,529            555,372            694,215           833,057             971,900
         2,000,000              476,529            635,372            794,215           953,057           1,111,900

      Compensation  covered by the Pension Plan (and the Excess  Benefit Plan)  excludes  commissions,  performance share awards and amounts  received upon the exercise of stock  appreciation  rights,  and generally  corresponds to
that  shown  under  the  heading   "Annual  Compensation"   in the  Summary  Compensation  Table.  Compensation  is
calculated based on the average of the highest level of compensation  paid during a period of 36 consecutive  whole months.  Only three Annual  Incentive Plan bonuses  (whether paid or deferred) are included in determining  average compensation.

      The Named  Executives  and their  credited  years of service  as of March 5, 2004 are shown in the  following table.

          Name               Years of Service
-------------------------------------------------
  John D. Johns                     10
  R. Stephen Briggs                 31
  Jim E. Massengale                 21
  Allen W. Ritchie                   2
  Richard J. Bielen                 13
  Deborah J. Long                   10
-------------------------------------------------

        Director Compensation. All of the directors of Protective are employees of PLC or Protective and do not receive additional compensation for serving as director.

        Employment Continuation Agreements. PLC has Employment Continuation Agreements with each of the Named Executives (other than Mr. Massengale, whose agreement terminated upon his retirement on December 29, 2003). These agreements provide for certain benefits if the executive’s employment is actually or constructively terminated (by means of a reduction in duties or compensation) following certain events constituting a “change in control.” These benefits include (a) a payment equal to three times (for Messrs. Johns, Briggs and Ritchie) or two times (for Mr. Bielen and Ms. Long) the sum of (1) the executive’s annual base salary in effect at the time of the change in control, (2) the average Annual Incentive Plan bonus paid to the executive for the three years before the change in control, and (3) (for Messrs. Johns, Briggs and Ritchie) the average value over the last three years of the performance shares, stock appreciation rights, and other long-term incentives granted to the executive (excluding special or “one time” grants); (b) payment of an amount equal to the executive’s target bonus opportunity under the Annual Incentive Plan for the year in which termination of employment occurs, (c) continuation (for up to twenty-four months) in PLC’s medical, accident, disability, and life insurance plans as provided to the executive immediately before termination of employment; (d) payment of an amount equal in value to the increased benefits under the Pension Plan and the Excess Benefit Plan resulting from an additional three years of credited service (subject to the Pension Plan’s maximum on credited service); and (e) an additional payment, if necessary, to reimburse the executive for any additional tax (other than normal Federal, state and local income taxes) incurred as a result of any benefits received in connection with the change in control.

        Special Retirement Arrangements. In consideration of his contributions to PLC as its Executive Vice President and leader of its Acquisitions Division, and in recognition of his retirement on December 29, 2003, PLC provided Mr. Massengale with certain compensation in addition to the benefits payable under Protective’s regular programs. These benefits included (a) payout of his 2001, 2002 and 2003 performance share awards with a smaller reduction for prorated service than normally required under the Long-Term Incentive Plan, and (b) monthly payments equal to the difference between the amount Mr. Massengale would have received if he had one more year of service under PLC’s Pension Plan and Excess Benefit Plan, assuming he earned during that year his then-current rate of base salary and his 2003 target Annual Incentive Plan bonus, minus the benefits otherwise payable under the plans. Mr. Massengale has also agreed to provide consulting services to PLC during 2004 in exchange for a consulting fee of $100,000 paid in 2003.

Compensation Committee Interlocks and Insider Participation

        The current members of PLC’s Compensation and Management Succession Committee (“Committee”) are Messrs. H. Corbin Day (Chairman), Donald M. James, and W. Michael Warren, Jr. No member of the Committee was an officer or employee of PLC or any of its subsidiaries or had any other relationship with Protective for which the SEC requires disclosure at any time during 2003. Also, no member of the Committee was formerly an officer of PLC or any of its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        No director or Named Executive Officer of Protective owns any stock of Protective or of any affiliated corporation except for the shares of PLC common stock which are shown below as owned as of December 31, 2003.

                                              Amount and Nature of Beneficial
                                                       Ownership(1)
                                           --------------------------------------
        Name and Beneficial Owner               Sole Power        Shared Power      Percent of
                                                                       (2)          Class (1)
------------------------------------------ --------------------- ---------------- ---------------
John D. Johns                                  148,654 (3)            4,200             *
R. Stephen Briggs                              116,886 (3)            2,992             *
Jim E. Massengale                               26,203 (3)             -0-              *
Allen W. Ritchie                                 8,718 (3)             -0-              *
Richard J. Bielen                               53,257 (3)             -0-              *
J. William Hamer, Jr.                           46,055 (3)             -0-              *
T. Davis Keyes                                  18,651 (3)             -0-              *
Carolyn King                                    41,615 (3)             -0-              *
Deborah J. Long                                 60,053 (3)             -0-              *
Wayne E. Stuenkel                               40,399 (3)             -0-              *
All current directors and executive            644,061 (3)          7,192 (2)          .94%
    officers as a group (13 persons)**
-------------------------------------------------------------------------------------------------
  *less than one percent
**Excludes Mr. Massengale who retired December 29, 2003.

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

(3)      The amounts  reported  include shares allocated to accounts under PLC's 401(k) and Stock Ownership Plan as follows:  Mr. Johns, 7,171 shares;  Mr. Briggs,  33,823 shares;  Mr. Massengale,  491 shares; Mr. Ritchie,
         543 shares;  Mr. Bielen,  13,094 shares;  Mr. Hamer,  6,929 shares;  Mr. Keyes,  10,314 shares;  Ms. King,
         2,528  shares;  Ms.  Long,  2,654  shares;  Mr. Stuenkel,  8,121  shares,  and all current  directors  and executive officers as a group 114,710.

         The amounts reported also include stock equivalents  under PLC's Deferred  Compensation Plan for Officers, entitling  each  participant  to  receive  upon  distribution  a share  of  Common  Stock  or  each  stock equivalent.  The number of stock  equivalents  included are as follows:  Mr. Johns,  137,083;  Mr. Briggs,
         65,532; Mr. Ritchie,  8,175; Mr. Bielen, 32,667;  Mr. Hamer,  39,126; Mr. Keyes, 8,337; Ms. King,  39,087,
         Ms. Long, 52,432; Mr. Stuenkel, -0-; and all current directors and executive officers as a group 428,390.

         The  reported  amounts do not  include  the  following  stock  appreciation  rights  ("SARs"):  Mr. Johns,
         616,302 SARs;  Mr.  Briggs,  114,721 SARs;  Mr. Massengale,  84,721 SARs;  Mr. Ritchie,  95,000 SARs;  Mr.
         Bielen,  97,317 SARs;  Mr. Hamer,  10,000 SARs; Mr. Keyes,  10,000 SARs; Ms. King,  15,000 SARs; Ms. Long,
         47,962 SARs; and all current directors and executive officers as a group 1,131,023 SARs.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Principal Accountant Fees and Services

        The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2003 and 2002 with respect to various services provided to PLC and its subsidiaries.

                             2003                2002
--------------------------------------------------------------
 Audit                   $1.8 Million        $1.9 Million
 Audit Related            0.1 Million         0.3 Million
 Tax                      1.3 Million         0.9 Million
 All Other                0.0 Million         0.3 Million
--------------------------------------------------------------
 Total                   $3.2 Million        $3.4 Million
--------------------------------------------------------------

        Audit fees were for professional services rendered for the audits of the consolidated financial statements of Protective, statutory audits of subsidiaries, issuance of comfort letters, consents, income tax provision audit procedures, and assistance with review of documents filed with the SEC and other regulatory authorities.

        Audit Related fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

        Tax fees were for services related to tax compliance (including the preparation of tax returns and claims for refund), tax planning and tax advice, including assistance with and representation in tax audits and appeals, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

        All Other fees were primarily for internal audit services. No internal audit services were provided after June 30, 2003.

        The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2005 was approved by the Audit Committee of PLC’s Board of Directors on March 1, 2004. The Audit Committee’s policy is to pre-approve, generally for a twelve month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)        The following documents are filed as part of this report:

    1.        Financial Statements (Item 8)

    2.        Financial Statement Schedules (see index annexed)

    3.        Exhibits:

The exhibits listed in the Exhibit Index on page 88 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Registrant will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Registrant in furnishing the exhibit.

    (b)        Reports on Form 8-K:

On November 19, 2003, Protective filed a report on Form 8-K, under Item 5, reporting Protective’s computation of Ratio of Earnings to Fixed Charges.

On November 26, 2003, Protective filed a report on Form 8-K, under Item 7, in connection with its Registration Statement on Form S-3 (File No. 33-100944).

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama on March 29, 2004.

PROTECTIVE LIFE INSURANCE COMPANY
BY: /s/John D. Johns
Chairman of the Board and President

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   Signature                                          Title                           Date

(i)   Principal Executive Officer
      /s/       JOHN D. JOHNS                         Chairman of the Board and President        March 29, 2004
                   John D. Johns

(ii)  Principal Financial Officer
      /s/       ALLEN W. RITCHIE                             Executive Vice President,           March 29, 2004
                   Allen W. Ritchie                   and Chief Financial Officer and Director

(iii) Principal Accounting Officer
      /s/       STEVEN G. WALKER                           Vice President and Controller,        March 29, 2004
                   Steven G. Walker                         and Chief Accounting Officer

(iv)  Board of Directors:

                        *                                               Director                 March 29, 2004
                     Richard J. Bielen

                        *                                               Director                 March 29, 2004
                     R. Stephen Briggs

      /s/        J. WILLIAM HAMER, JR.                                  Director                 March 29, 2004
                    J. William Hamer, Jr.

      /s/        T. DAVIS KEYES                                         Director                 March 29, 2004
                    T. Davis Keyes

      /s/        CAROLYN KING                                           Director                 March 29, 2004
                    Carolyn King

      /s/        DEBORAH J. LONG                                        Director                 March 29, 2004
                    Deborah J. Long

      /s/        WAYNE E. STUENKEL                                      Director                 March 29, 2004
                    Wayne E. Stuenkel

*By:  /s/     STEVEN G. WALKER
               Steven G. Walker
               Attorney-in-fact

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 333-100944) of Protective Life Insurance Company and subsidiaries of our report dated March 11, 2004, relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Birmingham, Alabama
March 29, 2004

                                                   EXHIBIT INDEX
             Item
            Number               Document

      ****    2         --       Stock Purchase Agreement
         *    3(a)      --       Articles of Incorporation
         *    3(b)      --       By-laws
        **    4(a)      --       Group Modified Guaranteed Annuity Contract
       ***    4(b)      --       Individual Certificate
        **    4(c)      --       Tax-Sheltered Annuity Endorsement
        **    4(d)      --       Qualified Retirement Plan Endorsement
        **    4(e)      --       Individual Retirement Annuity Endorsement
        **    4(f)      --       Section 457 Deferred Compensation Plan Endorsement
         *    4(g)      --       Qualified Plan Endorsement
        **    4(h)      --       Application for Individual Certificate
        **    4(i)      --       Adoption Agreement for Participation in Group Modified Guaranteed Annuity
       ***    4(j)      --       Individual Modified Guaranteed Annuity Contract
        **    4(k)      --       Application for Individual Modified Guaranteed Annuity Contract
        **    4(l)      --       Tax-Sheltered Annuity Endorsement
        **    4(m)      --       Individual Retirement Annuity Endorsement
        **    4(n)      --       Section 457 Deferred Compensation Plan Endorsement
        **    4(o)      --       Qualified Retirement Plan Endorsement
      ****    4(p)      --       Endorsement-- Group Policy
      ****    4(q)      --       Endorsement-- Certificate
      ****    4(r)      --       Endorsement-- Individual Contract
      ****    4(s)      --       Endorsement (Annuity Deposits)-- Group Policy
      ****    4(t)      --       Endorsement (Annuity Deposits)-- Certificate
      ****    4(u)      --       Endorsement (Annuity Deposits)-- Individual Contracts
     *****    4(v)      --       Endorsement-- Individual
     *****    4(w)      --       Endorsement-- Group Contract/Certificate
    ******    4(x)      --       Endorsement (96)-- Individual
    ******    4(y)      --       Endorsement (96)-- Group Contract
    ******    4(z)      --       Endorsement (96)-- Group Certificate
    ******    4(aa)     --       Individual Modified Guaranteed Annuity Contract (96)
   *******    4(bb)     --       Settlement Endorsement
  ********    4(cc)     --       Cancellation Endorsement
         *   10(a)      --       Bond Purchase Agreement
         *   10(b)      --       Escrow Agreement
         +   10(c) ++   --       Excess Benefit Plan amended and restated as of July 1, 2001 filed as Exhibit 10(c) to Protective
                                 Life Corporation's Annual Report on Form 10-K for the year ended December 31,2001.
         +   10(d) ++   --       Form of Indemnity Agreement for Directors filed as Exhibit 19.1 to Protective's
                                 Form 10-Q Quarterly Report filed August 14, 1986.
         +   10(e)      --       Stock and Asset Purchase Agreement By and Among Protective Life
                                 Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental Care
                                 Holdings, Inc. dated July 9 incorporated by reference as Exhibit 10(e) to
                                 Protective's Annual Report on Form 10-K for the year ended December 31, 2001.
         +   10(f)      --       Indemnity Reinsurance Agreement By and Between Protective Life Insurance Company
                                 and Fortis Benefits Insurance Company dated December 31, 2001 incorporated by reference as Exhibit 10(f) to Protective's Annual Report on Form 10-K for the
                                 year ended December 31, 2001.
         +   10(g)      --       Credit Agreement among Protective Life Corporation, the several lenders from time to time party thereto, Suntrust Bank, as Syndication Agent and AmSouth
                                 Bank, as Administrative Agent, dated October 17, 2001 incorporated by reference as Exhibit 10(g) to Protective's Annual Report on Form 10-K for the year ended
                                 December 31, 2001.
         +   (10(h)++   --       Protective  Life  Corporation's  Annual  Incentive  Plan  (effective  as of
                                 January 1,  2002) filed as Exhibit 10(b) to  Protective  Life  Corporation's  Form
                                 10-Q Quarterly Report filed May 14, 1997.
         +   10(i)++    --       Protective  Life  Corporation's  Long-Term  Incentive Plan as amended and restated
                                 as of May 5, 2003,  filed as  Exhibit 10 to  Protective  Life  Corporation's  Form
                                 10-Q Quarterly Report filed May 15, 2003.
         +   10(j)++    --       Form of Indemnity  Agreement for Officers filed as Exhibit  10(d)(1) to Protective
                                 Life  Corporation's  Annual  Report on Form 10-K for the year ended  December  31,
                                 1996.
         +   10(k)++    --       Form of Protective Life Corporation's  Employment  Continuation Agreement filed as
                                 Exhibit 10(a) to Protective Life  Corporation's  Form 10-Q Quarterly  Report filed
                                 September 30, 1997.
         +   10(l)++    --       Protective Life Corporation's  Deferred  Compensation Plan for Officers as amended through March 3, 1997,  filed as Exhibit 10(d) to  Protective  Life  Corporation's
                                 Form 10-Q Quarterly Report filed May 14, 1997.
         +   10(l)(1)++ --       Amendment  to  Protective  Life  Corporation's   Deferred  Compensation  Plan  for
                                 Officers  effective  as  of  February  5,  2001,  filed  as  Exhibit  10(g)(1)  to
                                 Protective  Life  Corporation's  Annual  Report  on Form  10-K for the year  ended
                                 December 31, 2002.
         +   10(l)(2)++ --       Amendment  to  Protective  Life  Corporation's   Deferred  Compensation  Plan  for
                                 Officers  effective  as  of  November  4,  2002,  filed  as  Exhibit  10(g)(2)  to
                                 Protective  Life  Corporation's  Annual  Report  on Form  10-K for the year  ended
                                 December 31, 2002.
         +   10(m)++    --       Protective  Life  Corporation's  1996  Stock  Incentive  Plan as  amended  through
                                 March 3,  1997, filed as Exhibit 10(c) to Protective Life  Corporation's Form 10-Q
                                 Quarterly Report filed May 14, 1997.
         +   10(m)(1)++ --       Protective Life  Corporation's  specimen letter confirming grants under Protective
                                 Life   Corporation's  1996  Stock  Incentive  Plan,  filed  as  Exhibit  10(2)  to
                                 Protective Life Corporation's Form 10-Q Quarterly Report filed November 13, 1996.
         +   10(n)      --       Lease  Agreement  dated  as  of  February  1,  2000,   between   Wachovia  Capital
                                 Investments,  Inc. and  Protective,  filed as Exhibit 10(l) to PLC's Annual Report on Form 10-K for the year ended December 31, 2002.
         +   10(n)(l)   --       First  Amendment  to  Lease  Agreement  dated  as of  October  31,  2001,  between
                                 Wachovia Capital  Investments,  Inc. and Protective,  filed as Exhibit 10(l)(l) to
                                 PLC's Annual Report on Form 10-K for the year ended December 31, 2002.
         +   10(o)      --       Investment  and  Participation  Agreement  dated as of  February  1,  2000,  among
                                 Protective  and Wachovia  Capital  Investments,  Inc.,  filed as Exhibit  10(m) to
                                 PLC's Annual Report on Form 10-K for the year ended December 31, 2002.
         +   10(o)(1)   --       First  Amendment to Investment  and  Participation  Agreement and Lease  Agreement
                                 dated as of November 30, 2002, among  Protective,  Wachovia  Capital  Investments,
                                 Inc.,  and SunTrust Bank and LaSalle Bank National  Association,  filed as Exhibit
                                 10(m)(1)  to PLC's  Annual  Report on Form 10-K for the year  ended  December  31,
                                 2002.
         +   10(o)(2)   --       Second  Amendment to Investment and  Participation  Agreement and Lease  Agreement
                                 dated as of March 11, 2002 among Protective,  Wachovia Capital Investments,  Inc., and  SunTrust  Bank and  LaSalle  Bank  National  Association,  filed  as  Exhibit
                                 10(m)(2)  to PLC's  Annual  Report on Form 10-K for the year  ended  December  31,
                                 2002.
         +   10(o)(3)   --       Third  Amendment to Investment  and  Participation  Agreement and Lease  Agreement
                                 dated as of July 22, 2002 among Protective,  Wachovia Capital  Investments,  Inc., and  SunTrust  Bank  an  LaSalle  Bank  National  Association,  filed  as  Exhibit
                                 10(m)(3)  to PLC's  Annual  Report on Form 10-K for the year  ended  December  31,
                                 2002.
             24         --       Power of Attorney
             31(a)      --       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             31(b)      --       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             32(a)      --       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                 906 of the Sarbanes-Oxley Act of 2002.
             32(b)      --       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                 906 of the Sarbanes-Oxley Act of 2002.
             99         --       Safe Harbor for Forward-Looking Statements
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
                Registration No. 333-02249.
      *******   Previously filed or incorporated by reference from Amendment No. 1 to Form S-1   Registration
                Statement, Registration No. 333-02249.
     ********   Previously filed or incorporated by reference in Form S-1 Registration Statement,
                Registration No. 333-32784.
            +   Incorporated by reference.
           ++   Management contract or compensatory plan or arrangement.