Form 10-Q
period 2004-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2004-05-17
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Numbers 001-31901

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

Number of shares of Common Stock, $1.00 par value, outstanding as of May 7, 2004: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

                                                                                                 Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements (unaudited):
       Report of Independent Accountants.................................................................
       Consolidated Condensed Statements of Income for the
           Three Months ended March 31, 2004 and 2003....................................................
       Consolidated Condensed Balance Sheets as of March 31, 2004
           and December 31, 2003.........................................................................
       Consolidated Condensed Statements of Cash Flows for the
           Three Months ended March 31, 2004 and 2003....................................................
       Notes to Consolidated Condensed Financial Statements..............................................

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................................

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................

   Item 4.  Controls and Procedures......................................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K.............................................................

Signature................................................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and subsidiaries as of March 31, 2004, and the related consolidated condensed statements of income for each of the three-month periods ended March 31, 2004 and 2003, and the consolidated condensed statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, share-owner’s equity, and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 14, 2004

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)
(Unaudited)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                      2004           2003
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                                                        $ 439,229       $ 384,234
   Reinsurance ceded                                                                                (244,867)       (186,006)
--------------------------------------------------------------------------------------------------------------------------------
   Premiums and policy fees, net of reinsurance ceded                                                194,362         198,228
   Net investment income                                                                             251,023         245,551
   Realized investment gains (losses)
     Derivative financial instruments                                                                 (1,626)         (7,021)
     All other investments                                                                            16,627           5,723
   Other income                                                                                       13,939           8,934
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     474,325         451,415
--------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses
     (net of reinsurance ceded:
     three months: 2004 - $237,659; 2003 - $214,783)                                                 281,506         297,398
   Amortization of deferred policy acquisition costs                                                  59,794          55,759
   Other operating expenses (net of reinsurance ceded:
     three months: 2004 - $38,845; 2003 - $28,333)                                                    35,253          41,643
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     376,553         394,800
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                                              97,772          56,615
Income tax expense                                                                                    33,937          18,553
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                            63,835          38,062
--------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
  net of income tax                                                                                  (10,128)              0
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                           $53,707         $38,062
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

                                                                                                   MARCH 31        DECEMBER 31
                                                                                                     2004             2003
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2004 - $12,606,641; 2003 - $12,314,822)        $13,467,294      $12,927,520
     Equity securities, at market (cost: 2004 - $27,279; 2003 - $29,169)                              30,449           30,521
     Mortgage loans on real estate                                                                 2,746,706        2,733,722
     Investment in real estate, net                                                                   82,064           13,152
     Policy loans                                                                                    492,782          502,748
     Other long-term investments                                                                     225,759          244,913
     Short-term investments                                                                          494,621          510,635
--------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                        17,539,675       16,963,211
   Cash                                                                                               84,721          111,059
   Accrued investment income                                                                         193,721          184,439
   Accounts and premiums receivable, net                                                              85,614           43,095
   Reinsurance receivables                                                                         2,419,069        2,308,153
   Deferred policy acquisition costs                                                               1,869,853        1,863,568
   Goodwill                                                                                           36,182           35,143
   Property and equipment, net                                                                        42,782           43,156
   Other assets                                                                                      215,220          198,581
   Assets related to separate accounts
     Variable annuity                                                                              2,113,413        2,045,038
     Variable universal life                                                                         182,665          171,408
     Other                                                                                             4,365            4,361
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $24,787,280      $23,971,212
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Policy liabilities and accruals                                                               $ 9,920,681      $ 9,693,818
   Stable value product account balances                                                           4,923,231        4,676,531
   Annuity account balances                                                                        3,412,553        3,480,577
   Other policyholders' funds                                                                        158,960          158,359
   Securities sold under repurchase agreements                                                         8,660                0
   Other liabilities                                                                                 709,518          764,097
   Accrued income taxes                                                                               80,559            5,718
   Deferred income taxes                                                                             376,453          339,273
   Notes payable                                                                                       2,226            2,234
   Liabilities related to variable interest entities                                                  55,102                0
   Liabilities related to separate accounts
     Variable annuity                                                                              2,113,413        2,045,038
     Variable universal life                                                                         182,665          171,408
     Other                                                                                             4,365            4,361
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  21,948,386       21,341,414
--------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and issued: 2,000,
     liquidation preference $2,000                                                                         2                2
   Common Stock, $1.00 par value, shares authorized and issued: 5,000,000                              5,000            5,000
   Additional paid-in capital                                                                        865,805          863,819
   Note receivable from PLC Employee Stock Ownership Plan                                             (2,984)          (3,426)
   Retained earnings                                                                               1,485,525        1,431,818
   Accumulated other comprehensive income:
     Net unrealized gains on investments (net of income tax:
     2004 - $258,871; 2003 - $177,642)                                                               480,761          329,907
     Accumulated gain - hedging (net of income tax: 2004 - $2,577; 2003 - $1,442)                      4,785            2,678
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,838,894         2,629,798
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $24,787,280       $23,971,212
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31
                                                                                                         2004            2003
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                      $    53,707      $    38,062
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                                 (9,823)            (234)
     Amortization of deferred policy acquisition costs                                                  59,794           55,759
     Capitalization of deferred policy acquisition costs                                               (95,355)         (92,178)
     Depreciation expense                                                                                2,613            2,553
     Deferred income tax                                                                                (5,729)         (15,104)
     Accrued income tax                                                                                 27,667           23,716
     Interest credited to universal life and investment products                                       161,309          142,383
     Policy fees assessed on universal life and investment products                                    (87,864)         (75,558)
     Change in accrued investment income and other receivables                                        (162,480)         (49,098)
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                        208,648           69,871
     Change in other liabilities                                                                       (89,665)           6,965
     Other, net                                                                                        (28,449)          22,232
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                            34,373          129,369
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                                454,223        1,375,990
     Sale of investments                                                                               925,049        3,220,069
     Cost of investments acquired                                                                   (1,608,409)      (4,974,578)
   (Increase) decrease in mortgage loans, net                                                          (12,984)          34,522
   Decrease in investment in real estate, net                                                              931            1,153
   Decrease in policy loans, net                                                                         9,966            7,076
   Increase in other long-term investments, net                                                         (1,269)          (5,959)
   Decrease in short-term investments, net                                                              42,134           30,959
   Purchase of property and equipment                                                                   (3,972)          (5,874)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (194,331)        (316,642)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit arrangements and long-term debt                                   2,484,551                0
   Principal payments on line of credit arrangement and debt                                        (2,475,899)              (8)
   Investment product deposits and change in universal life deposits                                   597,697          586,860
   Investment product withdrawals                                                                     (472,729)        (451,337)
--------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                           133,620          135,515
--------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH                                                                                       (26,338)         (51,758)
CASH AT BEGINNING OF PERIOD                                                                            111,059           85,850
--------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                              $    84,721      $    34,092
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Amounts in tables are in thousands)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2003.

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

NOTE C – OPERATING SEGMENTS

        Protective Life operates several business segments. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the “bank owned life insurance” market.

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

Stable Value Products. The Stable Value Products segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. During the fourth quarter of 2003, Protective Life registered a funding agreement-backed notes program with the SEC.

Asset Protection. The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

Corporate and Other. Protective Life has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on substantially all debt). This segment also includes earnings from several lines of business which Protective Life is not actively marketing (mostly cancer insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. A small surety line of business was moved from the Asset Protection segment to Corporate and Other in the quarter, and prior period segment data was restated to reflect the change.

        Protective Life uses the same accounting policies and procedures to measure operating segment income and assets as it uses to measure its consolidated net income and assets. Operating segment income is generally income before income tax, adjusted to exclude any pretax minority interest in income of consolidated subsidiaries, net realized investment gains and losses, the related amortization of deferred policy acquisition costs, and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of operating income because the interest rate swaps are hedging items affecting operating income. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment. Unallocated realized investment gains (losses) are deemed not to be associated with any specific segment.

        Assets are allocated based on policy liabilities directly attributable to each segment and deferred policy acquisition costs and goodwill are shown in the segments to which they are attributable. A reclassification adjustment has been made to the December 31, 2003 segment asset information in the Annuities and Corporate and Other segments to reflect segment asset groupings consistently.

        There are no significant intersegment transactions.

        The following table sets forth total operating segment income and assets for the periods shown. Adjustments represent the cumulative effect of change in accounting principle and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations. The increase in the goodwill balance in the Asset Protection segment relates to the merger of an affiliated company with an insurance subsidiary of Protective Life and the sale of a small subsidiary in the first quarter of 2004.

                                                                          Operating Segment Income for the
                                                                         Three Months Ended March 31, 2004
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $235,986           $ 69,469          $ 7,628
Reinsurance ceded                                                     (168,786)           (17,101)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             67,200             52,368            7,628
Net investment income                                                   57,718             58,655           51,588           $64,033
Realized investment gains                                                                                    6,004             3,879
Other income                                                               182                717            1,523
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   125,100            111,740           66,743            67,912
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        72,025             73,020           46,046            49,769
Amortization of deferred policy acquisition costs                       21,081              7,849            9,057               761
Other operating expenses                                                (8,935)             9,754            6,925             1,804
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      84,171             90,623           62,028            52,334
---------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                40,929             21,117            4,715            15,578
Less: realized investment gains                                                                              6,004             3,879
Add back: related amortization of deferred
  policy acquisition costs                                                                                   3,660
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        40,929             21,117            2,371            11,699

---------------------------------------------------------------------------------------------------------------------------------------
                                                                       Asset            Corporate                            Total
                                                                     Protection         and Other        Adjustments     Consolidated
---------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $116,003          $10,143                            $ 439,229
Reinsurance ceded                                                      (58,635)            (345)                            (244,867)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             57,368            9,798                              194,362
Net investment income                                                    7,889           11,140                              251,023
Realized investment gains                                                                 5,118                               15,001
Other income                                                             9,244            2,273                               13,939
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    74,501           28,329                              474,325
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        29,076           11,570                              281,506
Amortization of deferred policy acquisition costs                       20,069              977                               59,794
Other operating expenses                                                15,141           10,564                               35,253
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      64,286           23,111                              376,553
---------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                10,215            5,218                               97,772
Less: realized investment gains                                                           5,117
Add back: derivative gains related to investments                                         1,947
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        10,215            2,048
Income tax expense                                                                                         $33,937            33,937
---------------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in
  accounting principle                                                                                                        63,835
Cumulative effect of change in accounting principle,
  net of income tax                                                                                        (10,128)          (10,128)
---------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  53,707
---------------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Income for the
                                                                          Three Months Ended March 31, 2003
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $186,547           $ 73,063          $ 5,883
Reinsurance ceded                                                     (124,038)           (18,626)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             62,509             54,437            5,883
Net investment income                                                   56,402             62,296           58,441           $58,532
Realized investment gains (losses)                                                                              27            (6,701)
Other income                                                               228                905              763
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                   119,139            117,638           65,114            51,831
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        75,222             72,619           52,986            47,765
Amortization of deferred policy acquisition costs                       20,884             10,081            4,386               599
Other operating expenses                                                (7,661)            11,759            4,912             1,031
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      88,445             94,459           62,284            49,395
---------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                                30,694             23,179            2,830             2,436
Less: realized investment gains (losses)                                                                        27            (6,702)
Add back: related amortization of deferred
  policy acquisition costs                                                                                     731
---------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                        30,694             23,179            3,534             9,138

---------------------------------------------------------------------------------------------------------------------------------------
                                                                       Asset            Corporate                            Total
                                                                     Protection         and Other        Adjustments     Consolidated
---------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                              $105,817          $12,924                            $ 384,234
Reinsurance ceded                                                      (40,768)          (2,574)                            (186,006)
---------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                             65,049           10,350                              198,228
Net investment income                                                    9,693              187                              245,551
Realized investment gains (losses)                                                        5,376                               (1,298)
Other income                                                             6,699              339                                8,934
---------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    81,441           16,252                              451,415
---------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                        39,428            9,378                              297,398
Amortization of deferred policy acquisition costs                       18,691            1,118                               55,759
Other operating expenses                                                22,229            9,373                               41,643
---------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                      80,348           19,869                              394,800
---------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                         1,093            (3,617)                              56,615
Less: realized investment gains (losses)                                                  5,376
Add back: derivative gains related to investments                                         2,859
---------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 1,093            (6,134)
Income tax expense                                                                                         $18,553            18,553
---------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                 $  38,062
---------------------------------------------------------------------------------------------------------------------------------------

                                                                          Operating Segment Assets
                                                                                March 31, 2004
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                          $5,290,122         $4,200,503        $5,461,959      $4,790,287
Deferred policy acquisition costs                                      1,220,931            378,596            78,422          11,207
Goodwill
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                       $6,511,053         $4,579,099        $5,540,381      $4,801,494
---------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Asset           Corporate                             Total
                                                                     Protection         and Other        Adjustments      Consolidated
---------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                          $ 935,406          $2,146,257        $56,711         $22,881,245
Deferred policy acquisition costs                                       172,224               8,473                          1,869,853
Goodwill                                                                 36,182                                                 36,182
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                       $1,143,812         $2,154,730        $56,711         $24,787,280
---------------------------------------------------------------------------------------------------------------------------------------

                                                                           Operating Segment Assets
                                                                                December 31, 2003
---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Life                                              Stable Value
                                                                      Marketing        Acquisitions       Annuities         Products
---------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                          $4,983,336         $4,356,929        $5,433,465      $4,520,955
Deferred policy acquisition costs                                      1,185,102            385,042           101,096           7,186
Goodwill
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                       $6,168,438         $4,741,971        $5,534,561      $4,528,141
---------------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------------
                                                                        Asset           Corporate        Adjustments         Total
                                                                     Protection         and Other                         Consolidated
---------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                         $  958,219          $1,762,503         $57,094        $22,072,501
Deferred policy acquisition costs                                       176,524               8,618                          1,863,568
Goodwill                                                                 35,143                                                 35,143
---------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                      $1,169,886          $1,771,121          $57,094       $23,971,212
---------------------------------------------------------------------------------------------------------------------------------------

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at March 31, 2004, and for the three months then ended, Protective Life and its insurance subsidiaries had combined share-owners’ equity of $1,091.5 million and net income of $30.4 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, Protective Life discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. Protective Life has received payment from substantially all of the affected reinsurance companies. In the first quarter of 2003, Protective Life increased premiums and policy fees $2.8 million as a result of cash received and changes in expected receipts at that time. The increase in premiums and policy fees resulted in $1.0 million of additional amortization of deferred policy acquisition costs. As a result, Protective Life’s pretax income for the first quarter of 2003 increased by $1.8 million.

NOTE F – RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The effective date of FIN 46 is March 31, 2004, for Protective Life. As such, Protective Life consolidated, as of and for the three months ended March 31, 2004, a real estate investment company that Protective Life had previously reported as an investment. The entity was consolidated based on the determination that Protective Life was the primary beneficiary. The consolidation resulted in Protective Life’s reported assets and liabilities increasing by $54.5 million with an immaterial impact on results of operations.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. See Note J for discussion of Protective Life’s adoption of SOP 03-1.

        On December 31, 2003, PLC adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003.

        The following table sets forth the amount of net periodic benefit cost recognized for PLC’s defined benefit pension plan and unfunded excess benefits plan:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                              2004                2003
------------------------------------------------------------------------------------------------------------------------------
         Service cost                                                                       $ 2,012             $ 1,700
         Interest cost                                                                        2,325               1,991
         Expected return on plan assets                                                      (2,280)             (1,903)
         Amortization of prior service cost                                                      92                  78
         Amortization of net loss                                                               470                 397
------------------------------------------------------------------------------------------------------------------------------
         Net periodic benefit cost                                                          $ 2,619             $ 2,263
------------------------------------------------------------------------------------------------------------------------------

        PLC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $6.4 million to its pension plan in 2004. There has been no change in this estimate. As of March 31, 2004, no contributions have been made.

        PLC’s defined benefit pension plan covers substantially all of its employees, including Protective Life employees. The plan is not separable by affiliates participating in the plan.

        In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the three months ended March 31, 2004 and 2003 was immaterial.

NOTE G – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Fair-Value Hedges

        As of March 31, 2004 and 2003, and during the three month periods then ended, Protective Life had no hedging relationships designated as a fair-value hedge.

Cash-Flow Hedges

        Protective Life has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain of its foreign-currency-based stable value contracts. Under the terms of the swap, Protective Life pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, Protective Life designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. In the first quarter of 2004, the income recognized by Protective Life related to the ineffective portion of the hedging instrument was immaterial. In the first quarter of 2003, the income recognized by Protective Life related to the ineffective portion of the hedging instrument was $0.3 million. There were no components of the hedging instrument excluded from the assessment of hedge ineffectiveness. During the three months ended March 31, 2004, a pretax gain of $12.6 million, representing the change in fair value of the hedged contracts during the period, and a loss of like amount representing the application of hedge accounting to this transaction, were recorded in Realized Investment Gains (Losses) – Derivative Financial Instruments in Protective Life’s consolidated condensed statements of income. During the three months ended March 31, 2003, a pretax loss of $11.6 million, representing the change in fair value of the hedged contracts during the period, and a gain of like amount representing the application of hedge accounting were recorded. Additionally, at March 31, 2004 and 2003, Protective Life reported an increase of $4.8 million and a reduction of $0.1 million, respectively, in accumulated other comprehensive income (net of income tax of $2.6 million and $34 thousand, respectively) related to its derivative designated as a cash flow hedge. During the next twelve months, Protective Life expects to reclassify out of accumulated other comprehensive income and into earnings approximately $36 thousand.

Other Derivatives

        Protective Life uses certain interest rate swaps, caps, floors, swaptions, options and futures contracts to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates, fair value, and cash flows, of outstanding mortgage loan commitments and certain owned investments. For the three months ended March 31, 2004 and 2003, Protective Life recognized total pretax losses of $5.8 million and $6.1 million, respectively, representing the change in fair value of these derivative instruments as well as the realized gain or loss on contracts closed during the period.

        On its foreign currency swaps, Protective Life recognized a $9.6 million pretax loss and a $6.7 million pretax gain for the first three months of 2004 and 2003, respectively, while recognizing a $9.9 million foreign exchange pretax gain and $7.6 million foreign exchange pretax loss on the related foreign-currency-denominated stable value contracts in the same periods, respectively. The net change primarily results from the difference in the forward and spot exchange rates used to revalue the currency swaps and the stable value contracts, respectively.

        Protective Life has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. For the three months ended March 31, 2004, Protective Life recognized a $0.2 million pretax loss for the change in the asset swaps’ fair value and recognized a $4.0 million pretax gain to separately record the embedded equity options at fair value. For the three months ended March 31, 2003, Protective Life recognized a $0.1 million pretax gain for the change in the asset swaps’ fair value and recognized a $0.4 million pretax loss to separately record the embedded equity options at fair value.

NOTE H – COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods shown:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                    2004            2003
  -----------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                      $  53,707        $38,062
  Change in net unrealized gains/losses on
    investments (net of income tax:
    2004 - $87,049; 2003 - $33,769                                                                  161,662         62,715
  Change in accumulated gain-hedging (net of
    tax: 2004 - $1,135; 2003 - $1,080)                                                                2,107          2,005
  Reclassification adjustment for amounts included
    in net income (net of income tax:
    2004 - $(5,819); 2003 - $(2,003))                                                               (10,808)        (3,720)
  -----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                             $206,668        $99,062
  -----------------------------------------------------------------------------------------------------------------------------

NOTE I –RECLASSIFICATIONS

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

NOTE J – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In January 2004, Protective Life adopted SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million. The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, Protective Life recorded a $0.1 million adjustment related to guaranteed minimum death benefits (GMDB) on its variable annuity products.

        Protective Life issues variable universal life and variable annuity products through its separate accounts for which the investment risk is borne by the contract holder. Protective Life also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 9%, mortality at 60% of the 1994 MGDB Mortality Table, lapse rates ranging from 1%-20% (depending on product type and duration), and an average discount rate of 7%.

        Separate account balances are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated balance sheets. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying statements of income. Changes in the GMDB accrual are included in benefits and settlement expenses in the accompanying statements of income.

        The variable annuity separate account balances subject to GMDB were $2.1 billion at March 31, 2004. The total guaranteed amount payable based on variable annuity account balances at March 31, 2004, was $295.3 million (including $262.0 million in the Annuities segment and $33.3 million in the Acquisitions segment), with a GMDB reserve of $5.7 million (including $5.2 million in the Annuities segment and $0.5 million in the Acquisitions segment). The average attained age of contract holders at March 31, 2004 was 64. For the three months ended March 31, 2004, the total incurred and paid GMDB claims were $0.8 million and $1.0 million, respectively. For the three months ended March 31, 2003, the total incurred and paid GMDB claims were $3.7 million and $3.1 million, respectively.

        Account balances of variable annuities with guarantees were invested in variable annuity separate accounts as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                           MARCH 31, 2004           DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------------------
         Equity mutual funds                                                   $1,906.6                   $1,846.0
         Fixed income mutual funds                                                206.8                      199.0
-------------------------------------------------------------------------------------------------------------------------
         Total                                                                 $2,113.4                   $2,045.0
-------------------------------------------------------------------------------------------------------------------------

        Certain of Protective Life’s universal life products have a sales inducement in the form of a retroactive interest credit (RIC). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, Protective Life maintains a reserve for all interest credits earned to date. Protective Life defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for deferred policy acquisition costs. The amount of the total unamortized deferred asset at March 31, 2004 and December 31, 2003 was $27.4 million and $27.7 million, respectively. The amount of costs deferred and amortized in the first three months of 2004 was $2.3 million and $3.0 million, respectively. The amount of costs deferred and amortized in the first three months of 2003 was $1.5 million and $3.7 million, respectively.

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

        Protective Life operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. Protective Life’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. Protective Life also has an additional segment referred to as Corporate and Other.

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

RESULTS OF OPERATIONS

Premiums and Policy Fees

        The following table sets forth for the periods shown the amount of premiums and policy fees, net of reinsurance ceded (“premiums and policy fees”):

      ------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                 2004              2003
                                                                                                     (In thousands)
      ------------------------------------------------------------------------------------------------------------------------
      Premiums and Policy Fees                                                                  $194,362          $198,228
      ------------------------------------------------------------------------------------------------------------------------

        Premiums and policy fees decreased $3.9 million or 2.0% in the first three months of 2004 as compared to the first three months of 2003. Premiums and policy fees in the Life Marketing segment increased $4.7 million in the first three months of 2004 as compared to the same period in 2003. In the first three months of 2003, Protective Life recorded $2.8 million of additional premiums related to recoveries of overpaid reinsurance; no increase was recorded in the first three months of 2004. (See Note E in the Notes to Consolidated Condensed Financial Statements.) The growth of the face value of in-force policies resulted in an increase of $7.5 million in net premiums and policy fees in the first three months of 2004 as compared to the same period of 2003. Premiums and policy fees in the Acquisitions segment decreased $2.1 million in the first three months of 2004, as compared to the first three months of 2003. Premiums and policy fees in the Acquisitions segment are expected to decline with time (due to the lapsing of policies resulting from death of insureds or terminations of coverage) unless new acquisitions are made. The increase in premiums and policy fees from the Annuities segment was $1.7 million in the first three months of 2004 as compared to the first three months of 2003 primarily due to increased fees on variable account values. Premiums and policy fees related to the Asset Protection segment fell $7.7 million for the first three months of 2004 compared to the first three months of 2003. The segment’s decrease primarily relates to the termination of non-core lines of business. Premiums and policy fees relating to various insurance lines in the Corporate and Other segment decreased $0.6 million in the first three months of 2004 as compared to the first three months of 2003. Premiums and policy fees on these lines are expected to decline as they continue to run off.

Net Investment Income

        The following table sets forth for the periods shown the amount of net investment income:

      ------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                 2004              2003
                                                                                                     (In thousands)
      ------------------------------------------------------------------------------------------------------------------------
           Net Investment Income                                                                $251,023          $245,551
      ------------------------------------------------------------------------------------------------------------------------

        Net investment income in the first three months of 2004 was $251.0 million, which was $5.5 million or 2.2% higher than the corresponding period of the preceding year. The increase is a result of an increase in average invested assets partially offset by lower interest rates on new investments. The percentage earned on average cash and investments was 5.7% in the first three months of 2004, compared to 6.1% in the first three months of 2003. Participating mortgage income decreased $1.9 million in the first three months of 2004 as compared to the first three months of 2003.

Realized Investment Gains/(Losses)

        Protective Life generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash-flow needs.

        The following table sets forth realized investment gains (losses) for the periods shown:

      ------------------------------------------------------------------------------------------------------------------------
                  REALIZED INVESTMENT                                                              THREE MONTHS ENDED
                     GAINS/(LOSSES)                                                                     MARCH 31
                                                                                                 2004              2003
                                                                                                     (In thousands)
      ------------------------------------------------------------------------------------------------------------------------
        Derivative Financial Instruments                                                        $(1,626)          $(7,021)
        All Other Investments                                                                    16,627             5,723
      ------------------------------------------------------------------------------------------------------------------------

        The sales of investments that have occurred generally have resulted from portfolio management decisions to maintain proper matching of assets and liabilities. Realized investment gains related to all other investments in the first three months of 2004 of $20.2 million were partially offset by realized investment losses of $3.6 million. Realized investment losses related to all other investments in the first three months of 2003 of $15.9 million were largely offset by realized investment gains of $10.2 million. During the first three months of 2004, Protective Life recorded no other-than-temporary impairments in its investments, compared to $9.0 million of impairments that were included in realized investment losses related to all other investments in the first three months of 2003.

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

        Realized investment gains and losses related to derivative financial instruments represent changes in the fair values of certain derivative financial instruments and gains or losses on contracts closed during the period. Net realized investment losses related to derivative financial instruments were $1.6 million in the three months ended March 31, 2004, compared to net losses of $7.0 million in the three months ended March 31, 2003. For the three months ended March 31, 2004 and 2003, the net derivative losses were primarily due to adjustments from derivative instruments entered into to reduce Protective Life’s exposure to interest rate risk. (See also Note G to Protective Life’s Consolidated Condensed Financial Statements included herein.)

Other Income

        The following table sets forth other income for the periods shown:

      ------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                 2004              2003
                                                                                                     (In thousands)
      ------------------------------------------------------------------------------------------------------------------------

             Other Income                                                                      $13,939              $8,934
      ------------------------------------------------------------------------------------------------------------------------

        Other income consists primarily of revenues from Protective Life’s direct response business, service contract business, non-insurance subsidiaries and rental of space in its administrative building to PLC. Other income increased to $13.9 million in the first three months of 2004 from $8.9 million in the first three months of 2003. Due to the consolidation of variable interest entities, revenues from real estate holdings increased $3.4 million. Other income from all other sources increased $1.6 million in the first three months of 2004 as compared to the first three months of 2003.

Income Before Income Tax and Operating Income

        Consistent with Protective Life’s segment reporting in the Notes to Consolidated Condensed Financial Statements, management evaluates the results of Protective Life’s segments on a before-income-tax basis as adjusted for certain items which management believes are not indicative of Protective Life’s core operations. Segment operating income (loss) excludes net realized investment gains and losses and the related amortization of deferred policy acquisition costs because fluctuations in these items are due to changes in interest rates and other financial market factors instead of mortality and morbidity. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of operating income because the interest rate swaps are hedging items affecting operating income. Also, segment operating income (loss) excludes any net gains or losses on disposals of businesses and the cumulative effect of changes in accounting principles. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing Protective Life’s overall financial performance, management believes that operating segment income (loss) enhances an investor’s understanding of Protective Life’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the insurance business (i.e., mortality and morbidity), consistent with industry practice. However, Protective Life’s segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies. Segment operating income (loss) should not be construed as a substitute for net income (loss) determined in accordance with accounting principles generally accepted in the United States of America (GAAP). “Total income before income tax” is a GAAP measure to which the non-GAAP measure “total operating income” may be compared. Unlike total operating income, total income before income tax includes net realized investment gains and losses, and the related amortization of deferred policy acquisition costs. In the Annuities and Stable Value Products segments operating income excludes realized investment gains and losses and related amortization. In the Corporate and Other segment operating income excludes realized investment gains and losses and includes derivative gains related to certain investments.

        The following table sets forth operating income or loss and income or loss before income tax by business segment for the periods shown:

                                OPERATING INCOME (LOSS) AND INCOME (LOSS) BEFORE INCOME TAX
                                                      (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                                     2004          2003
----------------------------------------------------------------------------------------------------------------------------
Operating income (Loss) 1
     Life Marketing                                                                                 $40,929        $30,694
     Acquisitions                                                                                    21,117         23,179
     Annuities                                                                                        2,371          3,534
     Stable Value Products                                                                           11,699          9,138
     Asset Protection                                                                                10,215          1,093
     Corporate and Other                                                                              2,048         (6,134)
----------------------------------------------------------------------------------------------------------------------------
Realized investment gains (losses)
     Annuities                                                                                        6,004             27
     Stable Value Products                                                                            3,879         (6,702)
     Corporate and Other                                                                              5,117          5,376
Less derivative gains related to investments 2
     Corporate and Other                                                                             (1,947)        (2,859)
Related amortization of deferred policy
  acquisition costs
     Annuities                                                                                       (3,660)          (731)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax
     Life Marketing                                                                                  40,929         30,694
     Acquisitions                                                                                    21,117         23,179
     Annuities                                                                                        4,715          2,830
     Stable Value Products                                                                           15,578          2,436
     Asset Protection                                                                                10,215          1,093
     Corporation and Other                                                                            5,218         (3,617)
----------------------------------------------------------------------------------------------------------------------------
     Total income before income tax                                                                 $97,772        $56,615
----------------------------------------------------------------------------------------------------------------------------
[1]	Income before income tax excluding realized investment gains and losses and related amortization of deferred policy acquisition costs

[2]	Periodic settlement of interest rate swaps associated with certain investments included in realized investment gains and considered a part of operating income

        The Life Marketing segment’s pretax operating income was $40.9 million in the first three months of 2004 compared to $30.7 million in the same period of 2003. 2003 earnings include $1.8 million related to recoveries of overpaid reinsurance premiums, (See Note E in the Notes to Consolidated Condensed Financial Statements). Excluding earnings from recoveries from overpayments, operating income increased by $12.0 million. The increase is primarily attributable to growth in business-in-force due to strong sales in prior periods and favorable mortality experience. Mortality experience during the first three months of 2004 was approximately $2.3 million better than pricing, $3.7 million more favorable than in the same period of 2003. The increase in earnings was offset by expenses exceeding pricing allowances, reducing income by $7.1 million in the first three months of 2004.

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

        The Acquisitions segment’s pretax operating income was $21.1 million in the first three months of 2004, a decrease of $2.1 million from the first three months of 2003. Pretax operating income declined due to less favorable mortality experience than in the same period of 2003 and the expected decline in earnings from older acquisitions. Mortality experience was $1.1 million better than pricing in the first three months of 2004, compared to $1.7 million better than pricing in the first three months of 2003.

        The Annuities segment’s pretax operating income was $2.4 million in the first three months of 2004, a decrease from the $3.5 million of operating income for the first three months of 2003. The decrease is primarily attributable to lower sales of annuities caused by lower interest rates and an unfavorable expense variance as compared to pricing allowances.

        Protective Life offers a guaranteed minimum death benefit feature (GMDB) on its variable annuity products. At March 31, 2004, the total GMDB reserve for the Annuities segment was $5.2 million, $0.1 million higher than Protective Life reported at December 31, 2003. The total guaranteed amount payable under this feature based on variable annuity account balances at March 31, 2004, was $262.0 million, a decrease of $25.0 million from December 31, 2003, caused by an improvement in the equity markets.

        In accordance with statutory accounting practices prescribed or permitted by regulatory authorities (which require the assumption that equity markets will significantly worsen), Protective Life’s insurance subsidiaries reported GMDB related policy liabilities and accruals of $12.0 million at March 31, 2004, a decrease of $0.1 million from December 31, 2003.

        Although positive performance in the equity markets in 2003 and 2004 allowed Protective Life to decrease its GMDB related policy liabilities, the Annuities segment’s future results may be negatively affected by a slow economy. Volatile equity markets could negatively affect sales of variable annuities and the fees the segment assesses on variable annuity contracts. Lower interest rates could negatively affect sales of fixed annuities. In this segment, equity market volatility may create uncertainty regarding the level of future profitability in the variable annuity business and the related rate of amortization of deferred policy acquisition costs.

        The Stable Value Products segment’s pretax operating income was $11.7 million in the first three months of 2004, an increase of $2.6 million from the first three months of 2003. The increase is attributable to an increase of average spreads from 93 basis points in the first three months of 2003, to 100 basis points in the first three months of 2004 and a $771.1 million increase in average account balances.

        The Asset Protection segment had $10.2 million in pretax operating income in the first three months of 2004, compared to $1.1 million pretax operating income in the first three months of 2003. The segment has several lines of business that are not considered core to the operations of Protective Life and, therefore, the segment is exiting those lines. Core operations contributed $3.7 million to income in the first three months of 2004, compared to $3.4 million in the first three months of 2003. The increase resulted from increased earnings in the service contract lines partially offset by losses in the credit insurance lines of business. Non-core and ancillary lines had pretax operating income of $5.5 million in the first three months of 2004, compared to a loss of $0.6 million in the first three months of 2003. The Asset Protection segment sold an inactive charter in the first quarter of 2004, resulting in an increase in pretax operating income of $1.0 million. In the first quarter of 2003, the segment recorded a charge of $1.7 million related to uncollectible balances from a third party contract administrator. During the quarter, Protective Life determined that its surety line was not core to the Asset Protection business and reclassified it to the Corporate and Other segment for reporting purposes.

        The Corporate and Other segment consists primarily of net investment income on unallocated capital, several lines of business that Protective Life is not actively marketing, earnings from various investment-related transactions, and various other items not associated with the other segments. The segment had pretax operating income of $2.0 million in the first three months of 2004, compared to a loss of $6.1 million in the first three months of 2003. The increase in pretax operating income resulted from an increase in net investment income for the segment, partially offset by a $2.2 million decrease in operating income from the surety insurance line of business and other increases in corporate expenses.

Income Taxes

        The following table sets forth the effective tax rates for the periods shown:

      ------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                 2004              2003
                                                                                                     (In thousands)
      ------------------------------------------------------------------------------------------------------------------------
             Effective Income Tax Rates                                                          34.7%             32.8%
      ------------------------------------------------------------------------------------------------------------------------

        The effective income tax rate for the full year of 2003 was approximately 33.7%. Management’s estimate of the effective income tax rate for the full year 2004 is approximately 34.7%. The expected increase is primarily due to the expiration of certain tax credits and an increase in state income taxes.

Net Income

        The following table sets forth net income before cumulative effect of change in accounting principle for the periods shown:

      ------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                 2004              2003
      ------------------------------------------------------------------------------------------------------------------------
                                                                                                     (In thousands)
      Net income before cumulative effect
          of change in accounting principle                                                     $63,835           $38,062
      ------------------------------------------------------------------------------------------------------------------------

        Compared to the same period in 2003, net income before cumulative effect of change in accounting principle in the first three months of 2004 increased $25.8 million, reflecting higher realized investment gains and higher operating earnings in the Life Marketing, Stable Value Products, Asset Protection, and Corporate and Other segments offset by decreases in operating results in the Annuities and Acquisitions segments.

Known Trends and Uncertainties

        The factors which could affect Protective Life’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over- or underpayments of amounts owed to or by Protective Life and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; changes to tax law or interpretations of existing tax law could adversely affect Protective Life and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital; and new accounting rules or changes to existing accounting rules could negatively impact our reported financial results. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

Recently Issued Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from the other parties. The effective date of FIN 46 is March 31, 2004, for Protective Life. As such, Protective Life consolidated, as of and for the three months ended March 31, 2004, a real estate investment company that Protective Life had previously reported as an investment. The entity was consolidated based on the determination that Protective Life was the primary beneficiary. The consolidation resulted in Protective Life’s reported assets and liabilities increasing by $54.5 million with an immaterial impact on results of operations.

        In January 2004, Protective Life adopted Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million. The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, Protective Life recorded a $0.1 million adjustment related to guaranteed minimum death benefits (GMDB) on its variable annuity products. (See also Note J to the Company’s Consolidated Condensed Financial Statements included herein.)

        Prospectively, Protective Life currently anticipates that the adoption of SOP 03-1 may negatively impact pretax income by $0 to $2.0 million per quarter. However, Protective Life will continue to review and refine its estimates and monitor the relevant regulatory bodies for further implementation guidance and interpretations of this standard.

Review by Independent Accountants

        With respect to the unaudited consolidated condensed financial information of Protective Life Insurance Company for the three-month periods ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 14, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

        Protective Life’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2004, Protective Life’s fixed maturity investments had a market value of $13.5 billion, which is 6.9% above amortized cost of $12.6 billion. Protective Life had $2.7 billion in mortgage loans at March 31, 2004. While Protective Life’s mortgage loans do not have quoted market values, at March 31, 2004, Protective Life estimates the market value of its mortgage loans to be $3.0 billion (using discounted cash flows from the next call date), which is 9.5% above amortized cost. Most of Protective Life’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of Protective Life’s invested assets.

        --------------------------------------------------------------------------------------------------------------------
                                                                      MARCH 31, 2004               DECEMBER 31, 2003
                                                                                     (In thousands)
        --------------------------------------------------------------------------------------------------------------------

          Publicly-issued bonds                                    $11,566,640      65.9%          $10,967,622      64.7%
          Privately issued bonds                                     1,897,361      10.8             1,956,734      11.5
          Redeemable preferred stock                                     3,293       0.0                 3,164       0.0
        --------------------------------------------------------------------------------------------------------------------
             Fixed maturities                                       13,467,294      76.7            12,927,520      76.2
        --------------------------------------------------------------------------------------------------------------------
          Equity securities                                             30,449       0.2                30,521       0.2
          Mortgage loans                                             2,746,706      15.7             2,733,722      16.1
          Investment real estate                                        82,064       0.5                13,152       0.1
          Policy loans                                                 492,782       2.8               502,748       3.0
          Other long-term investments                                  225,759       1.3               244,913       1.4
          Short-term investments                                       494,621       2.8               510,635       3.0
        --------------------------------------------------------------------------------------------------------------------
               Total investments                                   $17,539,675     100.0%          $16,963,211     100.0%
        --------------------------------------------------------------------------------------------------------------------

Risk Management and Impairment Review

        Protective Life monitors the overall credit quality of its portfolio within general guidelines. The following table shows Protective Life’s fixed maturities by credit rating at March 31, 2004.

        --------------------------------------------------------------------------------------------------------------------
                 S&P or Equivalent                                          Market Value                      Percent of
                     Designation                                            Market Value                     Market Value
        --------------------------------------------------------------------------------------------------------------------
                    (In thousands)

            AAA                                                              $ 5,063,737                          37.6%
            AA                                                                   802,010                           6.0
            A                                                                  2,930,907                          21.8
            BBB                                                                3,685,422                          27.4
        --------------------------------------------------------------------------------------------------------------------
               Investment Grade                                               12,482,076                          92.8
        --------------------------------------------------------------------------------------------------------------------
            BB                                                                   637,997                           4.7
            B                                                                    326,710                           2.4
            CCC or lower                                                          12,628                           0.1
            In or near default                                                     4,590                           0.0
        --------------------------------------------------------------------------------------------------------------------
               Below Investment Grade                                            981,925                           7.2
        --------------------------------------------------------------------------------------------------------------------
            Redeemable preferred stock                                             3,293                           0.0
        --------------------------------------------------------------------------------------------------------------------
            Total                                                            $13,467,294                         100.0%
        --------------------------------------------------------------------------------------------------------------------

        Limiting bond exposure to any creditor group is another way Protective Life manages credit risk. The following table summarizes Protective Life’s ten largest fixed maturity exposures to an individual creditor group as of March 31, 2004.

                ---------------------------------------------------------------------------------------------
                        Creditor                                                             Market Value
                ---------------------------------------------------------------------------------------------
                     (In millions)

                Wachovia                                                                         $75.5
                Berkshire Hathaway                                                                73.6
                Goldman Sachs                                                                     73.0
                FPL Group                                                                         71.4
                Citigroup                                                                         70.4
                Verizon                                                                           66.0
                Progress Energy                                                                   63.1
                Public Service Enterprise Group                                                   61.9
                Constellation Energy Group                                                        61.7
                American Electric Power                                                           61.1
                ---------------------------------------------------------------------------------------------

        During the first three months of 2004, Protective Life recorded no pretax other-than-temporary impairments in its investments as compared to $9.0 million in the first three months of 2003.

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

        Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value. Protective Life generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of Protective Life to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures.

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

        Market values for private, non-traded securities are determined as follows: 1) Protective Life obtains estimates from independent pricing services or 2) Protective Life estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,897.4 million at March 31, 2004, representing 10.8% of Protective Life’s total invested assets.

Unrealized Gains and Losses

        The majority of unrealized losses can be attributed to interest rate fluctuations and have been deemed temporary. As indicated above, when Protective Life’s investment management deems an investment’s market value decline as other-than-temporary, it is written down to estimated market value. In all cases, management will continue to carefully review and monitor each security.

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2004, the balance sheet date. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At March 31, 2004, Protective Life had an overall pretax net unrealized gain of $863.8 million.

        For traded and private fixed maturity and equity securities held by Protective Life that are in an unrealized loss position at March 31, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

------------------------------------------------------------------------------------------------------------------------------
                                       Estimated      % Market     Amortized      % Amortized    Unrealized     % Unrealized
                                      Market Value      Value         Cost            Cost          Loss            Loss
                                                                          (In thousands)
------------------------------------------------------------------------------------------------------------------------------

‹= 90 days                              $274,579        30.2%       $276,572        29.1%        $  (1,993)        4.7%
›90 days but ‹= 180 days                 146,313        16.1          149,453        15.7            (3,140)        7.4
›180 days but ‹= 270 days                171,233        18.9          173,509        18.3            (2,276)        5.4
›270 days but ‹= 1 year                  188,705        20.8          194,084        20.4            (5,379)       12.7
›1 year but ‹= 2 years                    29,638         3.3           33,495         3.5            (3,857)        9.1
›2 years but ‹= 3 years                   35,071         3.9           39,423         4.2            (4,352)       10.3
›3 years but ‹= 4 years                    2,245         0.2            2,475         0.3              (230)        0.6
›4 years but ‹= 5 years                   15,009         1.7           16,578         1.7            (1,569)        3.7
›5 years                                  44,841         4.9           64,315         6.8           (19,474)       46.1
------------------------------------------------------------------------------------------------------------------------------
Total                                   $907,634       100.0%        $949,904       100.0%         $(42,270)      100.0%
------------------------------------------------------------------------------------------------------------------------------

        At March 31, 2004, $21.9 million of securities in an unrealized loss position were securities issued in Company sponsored commercial mortgage loan securitizations, including $18.7 million in an unrealized loss position greater than five years. Protective Life does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective Life’s original expectations.

        Protective Life has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective Life at March 31, 2004, is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------
                                       Estimated      % Market     Amortized      % Amortized    Unrealized     % Unrealized
                                      Market Value      Value         Cost            Cost          Loss            Loss
                                                                          (In thousands)
------------------------------------------------------------------------------------------------------------------------------
Agency Mortgages                        $  24,431          2.7%        $ 24,452       2.6%         $    (21)         0.0%
Banking                                    51,084          5.6           51,641       5.4              (557)         1.3
Basic Industrial                           53,383          5.9           54,126       5.7              (743)         1.8
Brokerage                                  10,833          1.2           10,911       1.1               (78)         0.2
Capital Goods                                 504          0.1              506       0.1                (2)         0.0
Communications                             65,639          7.2           68,006       7.2            (2,367)         5.6
Consumer Cyclical                          12,833          1.4           12,947       1.4              (114)         0.3
Consumer Noncyclical                       39,803          4.4           40,406       4.3              (603)         1.4
Electric                                  165,026         18.2          172,231      18.1            (7,205)        17.0
Energy                                     43,131          4.8           43,969       4.6              (838)         2.0
Insurance                                  44,656          4.9           44,903       4.7              (247)         0.6
Natural Gas                                66,607          7.3           67,516       7.1              (909)         2.2
Non-Agency Mortgages                      197,171         21.7          213,480      22.4           (16,309)        38.5
Other Finance                              56,491          6.2           63,290       6.7            (6,799)        16.1
Other Industrial                            2,400          0.3            2,422       0.3               (22)         0.1
Other Utility                                  21          0.0               44       0.0               (23)         0.1
Technology                                    124          0.0              143       0.0               (19)         0.0
Transportation                             69,926          7.7           75,309       7.9            (5,383)        12.7
U. S. Government                            3,571          0.4            3,602       0.4               (31)         0.1
------------------------------------------------------------------------------------------------------------------------------
Total                                    $907,634        100.0%        $949,904     100.0%         $(42,270)       100.0%
------------------------------------------------------------------------------------------------------------------------------

        The range of maturity dates for securities in an unrealized loss position at March 31, 2004 varies, with 6.4% maturing in less than 5 years, 24.1% maturing between 5 and 10 years, and 69.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at March 31, 2004.

------------------------------------------------------------------------------------------------------------------------------
        S&P or Equivalent            Estimated        % Market     Amortized      % Amortized      Unrealized     Unrealized
           Designation             Market Value        Value         Cost            Cost             Loss           Loss
                                                                         (In thousands)
------------------------------------------------------------------------------------------------------------------------------
  AAA/AA/A                             $508,307         56.0%       $517,696         54.5%          $ (9,389)        22.2%
  BBB                                   223,564         24.6         229,127         24.1             (5,563)        13.2
------------------------------------------------------------------------------------------------------------------------------
  Investment grade                      731,871         80.6         746,823         78.6            (14,952)        35.4
  BB                                     82,732          9.1          88,077          9.3             (5,345)        12.6
  B                                      78,498          8.7          85,189          9.0             (6,691)        15.8
  CCC or lower                           14,533          1.6          29,815          3.1            (15,282)        36.2
  Near default                                0          0.0               0          0.0                 (0)         0.0
------------------------------------------------------------------------------------------------------------------------------
Below investment grade                   175,763        19.4          203,081        21.4            (27,318)        64.6
------------------------------------------------------------------------------------------------------------------------------
Total                                   $907,634       100.0%        $949,904       100.0%          $(42,270)       100.0%
------------------------------------------------------------------------------------------------------------------------------

        At March 31, 2004, 80.6% of total securities in an unrealized loss position were rated as investment grade. Total bonds rated less than investment grade were 5.6% of invested assets.

        At March 31, 2004, securities in an unrealized loss position that were rated as below investment grade represented 19.4% of the total market value and 64.6% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $25.9 million. Bonds in an unrealized loss position rated less than investment grade were 1.0% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

------------------------------------------------------------------------------------------------------------------------------
                                       Estimated       % Market    Amortized     % Amortized       Unrealized      Unrealized
                                     Market Value        Value        Cost          Cost              Loss            Loss
                                                                          (In thousands)
------------------------------------------------------------------------------------------------------------------------------

‹= 90 days                            $  30,783          17.5%       $ 31,544         15.5%       $   (761)             2.8%
›90 days but ‹= 180 days                  9,730           5.5           9,858          4.9            (128)             0.5
›180 days but ‹= 270 days                 4,298           2.5           4,483          2.2            (185)             0.7
›270 days but ‹= 1 year                  24,031          13.7          24,345         12.0            (314)             1.1
›1 year but ‹= 2 years                   22,373          12.7          25,858         12.7          (3,485)            12.7
›2 years but ‹= 3 years                  28,292          16.1          31,673         15.6          (3,381)            12.4
›3 years but ‹= 4 years                   1,941           1.1           2,042          1.0            (101)             0.4
›4 years but ‹= 5 years                   9,823           5.6          10,306          5.1            (483)             1.8
›5 years                                 44,492          25.3          62,972         31.0         (18,480)            67.6
------------------------------------------------------------------------------------------------------------------------------
Total                                  $175,763         100.0%       $203,081        100.0%       $(27,318)           100.0%
------------------------------------------------------------------------------------------------------------------------------

        At March 31, 2004, $17.8 million of below investment grade securities in an unrealized loss position were securities issued in Protective Life-sponsored commercial mortgage loan securitizations, all of which are in an unrealized loss position greater than five years. Protective Life does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective Life’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.

        During the three months ended March 31, 2004, Protective Life recorded no pretax other-than-temporary impairments in its investments, as compared to $9.0 million in the three months ended March 31, 2004.

        As discussed earlier, Protective Life’s management considers several factors when determining other-than-temporary impairments. Although Protective Life generally intends to hold securities until maturity, Protective Life may change its positions as a result of a change in circumstances. Any such decision is consistent with Protective Life’s classification of its investment portfolio as available for sale. During the three months ended March 31, 2004, Protective Life sold securities in an unrealized loss position with a market value of $30.8 million resulting in a realized loss of $3.1 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                             Proceeds        % Proceeds           Realized Loss          % Realized Loss
                                                                           (In thousands)
----------------------------------------------------------------------------------------------------------------------------
‹= 90 days                                    $ 9,992           32.5%                 $(1,500)                  48.7%
›90 days but ‹= 180 days                            0            0.0                        0                    0.0
›180 days but ‹= 270 days                      20,077           65.2                   (1,571)                  51.1
›270 days but ‹= 1 year                             0            0.0                        0                    0.0
› 1 year                                          711            2.3                       (6)                   0.2
----------------------------------------------------------------------------------------------------------------------------
Total                                         $30,780          100.0%                 $(3,077)                 100.0%
----------------------------------------------------------------------------------------------------------------------------

Mortgage Loans

        Protective Life records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At March 31, 2004 and December 31, 2003, Protective Life’s allowance for mortgage loan credit losses was $4.7 million.

        For several years Protective Life has offered a type of commercial mortgage loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2004, approximately $403.1 million of Protective Life’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At March 31, 2004, Protective Life had outstanding mortgage loan commitments of $700.4 million.

Liabilities

        Many of Protective Life’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At March 31, 2004, Protective Life had policy liabilities and accruals of $9.9 billion. Protective Life’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At March 31, 2004, Protective Life had $4.9 billion of stable value contract account balances and $3.4 billion of annuity account balances.

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

        Protective Life monitors its use of derivatives in connection with its overall asset/liability management programs and procedures. Protective Life’s asset/liability committee is responsible for implementing various strategies to mitigate or eliminate certain financial and market risks. These strategies are developed through the committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into Protective Life’s overall interest rate and currency exchange risk management strategies.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,106.1 million in 2004. Protective Life’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective Life.

        Protective Life was committed at March 31, 2004, to fund mortgage loans in the amount of $700.4 million. Protective Life held $579.3 million in cash and short-term investments at March 31, 2004.

        While Protective Life generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, Protective Life recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, Protective Life has arranged sources of credit for its insurance subsidiaries to use when needed. At March 31, 2004, Protective Life had $8.7 million of securities sold under repurchase agreements with an interest rate of 1.12%. Protective Life expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, Protective Life may, from time to time, sell short-duration stable value products to complement its cash management practices.

        Protective Life has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

Capital

        At March 31, 2004, PLC had no borrowings under its $200.0 million revolving line of credit due October 1, 2005.

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

Contractual Obligations

        The table below sets forth future maturities of stable value products, notes payable, operating lease obligation, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

------------------------------------------------------------------------------------------------------------------------------
                       (in thousands)                              2004          2005-2006        2007-2008      After 2008
------------------------------------------------------------------------------------------------------------------------------
     Stable value products                                        $977,991       $2,074,564       $1,380,016       $490,660
     Note payable                                                    2,226
     Operating lease obligation                                      1,119            2,983           66,249
     Other property lease obligations                                5,730            9,459            5,646          9,313
     Mortgage loan commitments                                     700,395
     Liabilities related to variable interest entities                 585            6,519           47,998
------------------------------------------------------------------------------------------------------------------------------

        The table above excludes liabilities related to separate accounts of $2,300.4 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of Protective Life. These assets and liabilities are separately identified on the consolidated balance sheets of Protective Life. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        Under the direction our President and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit 12 – Consolidated Earnings Ratios.

        Exhibit 15 — Letter re: unaudited interim financial information.

        Exhibit 31(a) – Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003.

        Exhibit 31(b) – Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003.

        Exhibit 32(a) — Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2003.

        Exhibit 32(b) — Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2003.

        Exhibit 99 – Safe Harbor for Forward-Looking Statements.

(b)   The following Forms 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2004:

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on January 22, 2004.

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on January 28, 2004.

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on February 3, 2004.

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on March 3, 2004.

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on March 10, 2004.

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on March 17, 2004.

        A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on March 24, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date:	May 17, 2004	/s/ Steven G. Walker
Steven G. Walker
Vice President, Controller and
Chief Accounting Officer
(Duly authorized officer)