Form 10-Q
period 2004-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2004-08-16
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Numbers 001-31901

Protective Life Insurance Company

(Exact name of registrant as specified in its charter)

TENNESSEE	63-0169720
(State or other jurisdiction	(IRS Employer Identificiation No.)
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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 6, 2004: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements (unaudited):
       Report of Independent Registered Public Accounting Firm...........................................
       Consolidated Condensed Statements of Income for the
           Six Months ended June 30, 2004 and 2003.......................................................
       Consolidated Condensed Balance Sheets as of June 30, 2004
           and December 31, 2003.........................................................................
       Consolidated Condensed Statements of Cash Flows for the
           Six Months ended June 30, 2004 and 2003.......................................................
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

   Item 4.  Controls and Procedures......................................................................

Part II.  Other Information:
   Item 6.  Exhibits and Reports on Form 8-K.............................................................

Signature................................................................................................

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and its subsidiaries as of June 30, 2004, and the related consolidated condensed statements of income for each of the three-month and six-month periods ended June 30, 2004 and 2003 and the consolidated condensed statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, share-owner’s equity and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
August 13, 2004

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30                       JUNE 30
                                                                        2004          2003            2004           2003
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                           $451,330       $392,952       $890,559        $777,186
   Reinsurance ceded                                                  (280,723)      (201,100)      (525,590)       (387,106)
--------------------------------------------------------------------------------------------------------------------------------
   Premiums and policy fees, net of reinsurance ceded                  170,607        191,852        364,969         390,080
   Net investment income                                               256,741        257,068        507,764         502,619
   Realized investment gains (losses):
     Derivative financial instruments                                   12,658         (3,245)        11,032         (10,266)
     All other investments                                                  77         29,524         16,704          35,247
   Other income                                                         12,382         22,189         26,321          31,123
--------------------------------------------------------------------------------------------------------------------------------
                                                                       452,465        497,388        926,790         948,803
--------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses
     (net of reinsurance ceded:
     three months: 2004 - $249,329; 2003 - $217,445
     six months: 2004 - $486,988; 2003 - $435,216)                     282,470        284,811        563,976         582,209
   Amortization of deferred policy acquisition costs                    45,053         64,802        104,847         120,561
   Other operating expenses (net of reinsurance ceded:
     three months: 2004 - $42,269; 2003 - $35,444
     six months: 2004 - $81,114; 2003 - $64,477)                        24,204         44,123         59,457          85,766
--------------------------------------------------------------------------------------------------------------------------------
                                                                       351,727        393,736        728,280         788,536
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                               100,738        103,652        198,510         160,267

Income tax expense                                                      32,107         34,816         66,044          53,369
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              68,631         68,836        132,466         106,898
--------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
  net of income tax                                                                                  (10,128)
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 68,631       $ 68,836       $122,338        $106,898
================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

                                                                                                   JUNE 30          DECEMBER 31
                                                                                                    2004              2003
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2004 - $12,598,057; 2003 - $12,314,822)        $12,877,692      $12,927,520
     Equity securities, at market (cost: 2004 - $27,250; 2003 - $29,169)                              30,688           30,521
     Mortgage loans on real estate                                                                 2,836,683        2,733,722
     Investment in real estate, net                                                                   81,417           13,152
     Policy loans                                                                                    486,661          502,748
     Other long-term investments                                                                     192,697          244,913
     Short-term investments                                                                          675,047          510,635
--------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                        17,180,885       16,963,211
   Cash                                                                                               73,406          111,059
   Accrued investment income                                                                         190,602          184,439
   Accounts and premiums receivable, net                                                              43,434           43,095
   Reinsurance receivables                                                                         2,471,680        2,308,153
   Deferred policy acquisition costs                                                               1,935,621        1,863,568
   Goodwill                                                                                           36,182           35,143
   Property and equipment, net                                                                        44,632           43,156
   Other assets                                                                                      212,879          198,581
   Assets related to separate accounts
     Variable annuity                                                                              2,121,517        2,045,038
     Variable universal life                                                                         188,963          171,408
     Other                                                                                             4,349            4,361
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $24,504,150      $23,971,212
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
   Policy liabilities and accruals                                                               $10,108,900      $ 9,693,818
   Stable value product account balances                                                           4,921,166        4,676,531
   Annuity account balances                                                                        3,419,225        3,480,577
   Other policyholders' funds                                                                        157,135          158,359
   Other liabilities                                                                                 782,305          764,097
   Accrued income taxes                                                                               22,043            5,718
   Deferred income taxes                                                                             178,715          339,273
   Notes payable                                                                                       2,218            2,234
   Liabilities related to variable interest entities                                                  54,629                0
   Liabilities related to separate accounts
     Variable annuity                                                                              2,121,517        2,045,038
     Variable universal life                                                                         188,963          171,408
     Other                                                                                             4,349            4,361
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  21,961,165       21,341,414
--------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and issued: 2,000,
     liquidation preference $2,000                                                                         2                2
   Common Stock, $1.00 par value, shares authorized and issued: 5,000,000                              5,000            5,000
   Additional paid-in capital                                                                        865,804          863,819
   Note receivable from PLC Employee Stock Ownership Plan                                             (2,983)          (3,426)
   Retained earnings                                                                               1,554,156        1,431,818
   Accumulated other comprehensive income:
     Net unrealized gains on investments
     (net of income tax: 2004 - $61,511; 2003 - $177,642)                                            114,234          329,907
     Accumulated gain - hedging (net of income tax: 2004 - $3,646; 2003 - $1,442)                      6,772            2,678
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,542,985        2,629,798
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $24,504,150      $23,971,212
================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                                                           SIX MONTHS ENDED
                                                                                                               JUNE 30
                                                                                                       2004              2003
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                     $    122,338       $  106,898
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                                (17,165)         (36,427)
     Amortization of deferred policy acquisition costs                                                 104,847          120,561
     Capitalization of deferred policy acquisition costs                                              (185,213)        (187,760)
     Depreciation expense                                                                                4,060            5,907
     Deferred income tax                                                                                (7,096)          (8,663)
     Accrued income tax                                                                                (22,665)          (3,780)
     Interest credited to universal life and investment products                                       327,199          275,733
     Policy fees assessed on universal life and investment products                                   (174,381)        (151,732)
     Change in accrued investment income and other receivables                                        (169,809)          27,114
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                        353,728          114,252
     Change in other liabilities                                                                       (76,293)        (103,849)
     Other, net                                                                                        (10,375)         (20,562)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                           249,175          137,692
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                              1,119,804        2,718,238
     Sale of investments                                                                             1,653,706        1,632,431
     Cost of investments acquired                                                                   (2,999,460)      (4,777,220)
   Change in mortgage loans, net                                                                      (102,961)         (24,862)
   Change in investment in real estate, net                                                              1,015            3,707
   Change in policy loans, net                                                                          16,087           10,180
   Change in other long-term investments, net                                                            2,463            3,435
   Change in short-term investments, net                                                               (63,201)          48,166
   Purchase of property and equipment                                                                   (5,536)         (10,834)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (378,083)        (396,759)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on line of credit arrangement and debt                                            (1,115)             (15)
   Investment product deposits and change in universal life deposits                                 1,301,337          875,749
   Investment product withdrawals                                                                   (1,208,967)        (632,339)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                            91,255          243,395
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                                         (37,653)         (15,672)
CASH AT BEGINNING OF PERIOD                                                                            111,059           85,850
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                              $    73,406        $  70,178
=================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2003.

        Protective Life is a wholly-owned subsidiary of Protective Life Corporation (“PLC”).

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

        With respect to the unaudited consolidated condensed financial information of Protective Life for the six-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 13, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

Stable Value Products. The Stable Value Products segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans, and sells guaranteed funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.

Asset Protection. The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft.

Corporate and Other. Protective Life has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital). This segment also includes earnings from several lines of business which Protective Life is not actively marketing (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other in the first six months of 2004, and prior period segment data was restated to reflect the change.

        Protective Life uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses (and the related amortization of deferred policy acquisition costs) and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of operating income because the swaps are used to mitigate risk in items affecting operating income. Segment operating income represents the basis on which the performance of Protective Life’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment.

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

        The following table sets forth total segment operating income and assets for the periods shown. Adjustments represent the cumulative effect of change in accounting principle and the recognition of income tax expense. Asset adjustments represent the inclusion of assets related to discontinued operations. The increase in the goodwill balance in the Asset Protection segment relates to the merger of an affiliated company with an insurance subsidiary of Protective Life and the sale of a small subsidiary in the first quarter of 2004.

                                                                        Segment Operating Income for the
                                                                         Six Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $486,917          $139,128          $ 15,222
Reinsurance ceded                                                  (373,858)          (34,941)                0
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         113,059           104,187            15,222
Net investment income                                               116,407           117,359           103,111          $130,699
Realized investment gains                                                 0                 0             6,294             5,901
Other income                                                            381             1,185             2,819                 0
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                229,847           222,731           127,446           136,600
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    138,718           144,360            90,502           100,489
Amortization of deferred policy acquisition costs                    32,007            15,325            16,176             1,564
Other operating expenses                                            (24,843)           18,446            11,590             3,021
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  145,882           178,131           118,268           105,074
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             83,965            44,600             9,178            31,526
Less: realized investment gains                                                                           6,294             5,901
Add back: related amortization of deferred
  policy acquisition costs                                                                                4,211
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     83,965            44,600             7,095            25,625

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                  Protection         and Other        Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $224,208          $25,084                             $890,559
Reinsurance ceded                                                  (116,108)            (683)                            (525,590)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         108,100           24,401                              364,969
Net investment income                                                15,051           25,137                              507,764
Realized investment gains                                                 0           15,541                               27,736
Other income                                                         17,953            3,983                               26,321
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                141,104           69,062                              926,790
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     65,562           24,345                              563,976
Amortization of deferred policy acquisition costs                    37,477            2,298                              104,847
Other operating expenses                                             29,611           21,632                               59,457
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  132,650           48,275                              728,280
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                              8,454           20,787                              198,510
Less: realized investment gains                                                       15,541
Add back: derivative gains related to investments                                      3,681
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                      8,454            8,927
Income tax expense                                                                                      $66,044            66,044
------------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of change in
  accounting principle                                                                                                    132,466
Cumulative effect of change in accounting principle,
  net of income tax                                                                                     (10,128)          (10,128)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                               $122,338
====================================================================================================================================

                                                                         Segment Operating Income for the
                                                                         Three Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $250,931           $69,659           $ 7,594
Reinsurance ceded                                                  (205,072)          (17,840)                0
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          45,859            51,819             7,594
Net investment income                                                58,689            58,704            51,523           $66,666
Realized investment gains                                                 0                 0               290             2,022
Other income                                                            199               468             1,296                 0
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                104,747           110,991            60,703            68,688
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     66,693            71,340            44,456            50,720
Amortization of deferred policy acquisition costs                    10,926             7,476             7,119               803
Other operating expenses                                            (15,908)            8,692             4,665             1,217
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   61,711            87,508            56,240            52,740
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             43,036            23,483             4,463            15,948
Less: realized investment gains                                                                             290             2,022
Add back: related amortization of deferred
  policy acquisition costs                                                                                  551
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     43,036            23,483             4,724            13,926

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                 Protection          and Other        Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                          $110,596           $12,550                             $451,330
Reinsurance ceded                                                  (57,474)             (337)                            (280,723)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         53,122            12,213                              170,607
Net investment income                                                7,538            13,621                              256,741
Realized investment gains                                                0            10,423                               12,735
Other income                                                         8,709             1,710                               12,382
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                69,369            37,967                              452,465
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    33,364            15,897                              282,470
Amortization of deferred policy acquisition costs                   17,521             1,208                               45,053
Other operating expenses                                            14,478            11,060                               24,204
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  65,363            28,165                              351,727
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             4,006             9,802                              100,738
Less: realized investment gains                                                       10,423
Add back: derivative gains related to investments                                      1,734
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     4,006             1,113
Income tax expense                                                                                      $32,107            32,107
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                               $ 68,631
====================================================================================================================================

                                                                        Segment Operating Income for the
                                                                         Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $388,360          $144,389           $12,270
Reinsurance ceded                                                  (265,939)          (37,157)                0
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         122,421           107,232            12,270
Net investment income                                               113,769           124,816           116,221          $117,622
Realized investment gains (losses)                                        0                 0            11,232            (2,442)
Other income                                                          1,181             2,447             1,597                 0
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                237,371           234,495           141,320           115,180
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    137,098           145,570           104,325            94,722
Amortization of deferred policy acquisition costs                    39,917            18,555            18,353             1,118
Other operating expenses                                            (17,527)           22,630            11,124             2,546
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  159,488           186,755           133,802            98,386
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             77,883            47,740             7,518            16,794
Less: realized investment gains (losses)                                                                 11,232            (2,442)
Add back: related amortization of deferred
  policy acquisition costs                                                                               10,098
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     77,883            47,740             6,384            19,236

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                 Protection          and Other        Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                          $202,518           $29,649                             $777,186
Reinsurance ceded                                                  (80,599)           (3,411)                            (387,106)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                        121,919            26,238                              390,080
Net investment income                                               18,268            11,923                              502,619
Realized investment gains                                                0            16,191                               24,981
Other income                                                        24,512             1,386                               31,123
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                               164,699            55,738                              948,803
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    70,330            30,164                              582,209
Amortization of deferred policy acquisition costs                   39,908             2,710                              120,561
Other operating expenses                                            43,663            23,330                               85,766
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                 153,901            56,204                              788,536
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax                                     10,798              (466)                             160,267
Less: realized investment gains                                                       16,191
Add back: derivative gains related to investments                                      5,331
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                             10,798           (11,326)
Income tax expense                                                                                      $53,369            53,369
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                               $106,898
====================================================================================================================================

                                                                         Segment Operating Income for the
                                                                         Three Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $201,813           $71,326           $ 6,387
Reinsurance ceded                                                  (141,901)          (18,531)                0
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                          59,912            52,795             6,387
Net investment income                                                57,367            62,520            57,780           $59,090
Realized investment gains                                                 0                 0            11,205             4,259
Other income                                                            953             1,542               834                 0
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                118,232           116,857            76,206            63,349
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                     61,876            72,951            51,339            46,957
Amortization of deferred policy acquisition costs                    19,033             8,474            13,967               519
Other operating expenses                                             (9,866)           10,871             6,212             1,515
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                   71,043            92,296            71,518            48,991
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             47,189            24,561             4,688            14,358
Less: realized investment gains                                                                          11,205             4,259
Add back: related amortization of deferred
  policy acquisition costs                                                                                9,367
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                     47,189            24,561             2,850            10,099

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                 Protection          and Other        Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Premiums and policy fees                                           $99,454           $13,972                             $392,952
Reinsurance ceded                                                  (39,858)             (810)                            (201,100)
------------------------------------------------------------------------------------------------------------------------------------
   Net of reinsurance ceded                                         59,596            13,162                              191,852
Net investment income                                                9,029            11,282                              257,068
Realized investment gains                                                0            10,815                               26,279
Other income                                                        17,813             1,047                               22,189
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                86,438            36,306                              497,388
------------------------------------------------------------------------------------------------------------------------------------
Benefits and settlement expenses                                    33,746            17,942                              284,811
Amortization of deferred policy acquisition costs                   21,425             1,384                               64,802
Other operating expenses                                            21,651            13,740                               44,123
------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                  76,822            33,066                              393,736
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax                                             9,616             3,240                              103,652
Less: realized investment gains                                                       10,815
Add back: derivative gains related to investments                                      2,473
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                              9,616            (5,102)
Income tax expense                                                                                      $34,816            34,816
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                               $ 68,836
====================================================================================================================================

                                                                         Operating Segment Assets
                                                                                June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                       $5,382,461        $4,108,086         $5,524,626      $4,792,581
Deferred policy acquisition costs                                   1,242,610           371,958            126,738          13,225
Goodwill
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                    $6,625,071        $4,480,044         $5,651,364      $4,805,806
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                  Protection         and Other        Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                      $  836,905         $1,833,941         $53,747         $22,532,347
Deferred policy acquisition costs                                    171,651              9,439                           1,935,621
Goodwill                                                              36,182                                                 36,182
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                   $1,044,738         $1,843,380         $53,747         $24,504,150
====================================================================================================================================

                                                                           Operating Segment Assets
                                                                                December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                       $4,983,336        $4,356,929         $5,433,465      $4,520,955
Deferred policy acquisition costs                                   1,185,102           385,042            101,096           7,186
Goodwill
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                    $6,168,438        $4,741,971         $5,534,561      $4,528,141
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                  Protection         and Other        Adjustments      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Investments and other assets                                      $  913,405         $1,807,317          $57,094        $22,072,501
Deferred policy acquisition costs                                    175,264              9,878                           1,863,568
Goodwill                                                              35,143                                                 35,143
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                   $1,123,812         $1,817,195          $57,094        $23,971,212
====================================================================================================================================

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2004, and for the six months then ended, Protective Life and its insurance subsidiaries had combined share-owner’s equity of $1,151.2 million and net income of $46.5 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, Protective Life discovered that it had overpaid reinsurance premiums to several reinsurance companies. In the first six months and second quarter of 2003, Protective Life increased premiums and policy fees $18.4 million and $15.6 million, respectively, as a result of cash received and changes in expected receipts at that time. The increase in premiums and policy fees resulted in $6.1 million and $5.1 million of additional amortization of deferred policy acquisition costs in the first six months and second quarter of 2003, respectively. As a result, Protective Life’s pretax income for the first six months and second quarter of 2003 increased by $12.3 million and $10.5 million, respectively. In the second quarter of 2004, Protective Life adjusted its estimate of the expected receipts, resulting in a $1.0 million decrease in pretax income.

NOTE F – RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 is effective for fiscal years beginning after December 15, 2003. See Note I for discussion of Protective Life’s adoption of SOP 03-1.

NOTE G –COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods presented below:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30                         JUNE 30
                                                                    2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------

  Net income                                                     $   68,631       $  68,836         $122,338       $106,898
  Change in net unrealized gains/losses on
    investments (net of income tax:
    three months: 2004 - $(197,334); 2003 - $98,309
    six months: 2004 - $(110,285); 2003 - $132,079)                (366,477)        182,575         (204,815)       245,290
  Change in accumulated gain-hedging (net of tax:
    three months: 2004 - $1,070; 2003 - $666
    six months: 2004 - $2,204; 2003 - $1,746)                         1,987           1,237            4,094          3,242
  Reclassification adjustment for amounts included
    in net income (net of income tax:
    three months: 2004 - $(27); 2003 - $(10,333)
    nine months: 2004 - $(5,846); 2003 - $(12,336))                     (50)        (19,191)         (10,858)       (22,911)
  -----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                                    $ (295,909)      $ 233,457         $(89,241)      $332,519
  =============================================================================================================================

NOTE H –RETIREMENT BENEFIT PLANS

        The following table sets forth the amount of net periodic benefit cost recognized for PLC’s defined benefit pension plan and unfunded excess benefits plan:

------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                               JUNE 30                      JUNE 30
                                                                           2004           2003          2004          2003
------------------------------------------------------------------------------------------------------------------------------

         Service cost                                                    $1,201         $  999         $3,213       $2,699
         Interest cost                                                    1,352          1,167          3,677        3,158
         Expected return on plan assets                                  (1,427)        (1,123)        (3,707)      (3,026)
         Amortization of prior service cost                                  32             46            124          124
         Amortization of net loss                                           734            234          1,204          631
------------------------------------------------------------------------------------------------------------------------------
         Net periodic benefit cost                                       $1,892         $1,323         $4,511       $3,586
==============================================================================================================================

        PLC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $6.4 million to its pension plan in 2004. There has been no change in this estimate. As of June 30, 2004, no contributions have been made.

        PLC’s defined benefit pension plan covers substantially all of its employees, including Protective Life employees. The plan is not separable by affiliates participating in the plan.

        In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the six months ended June 30, 2004 and 2003 was immaterial.

NOTE I – CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

        In January 2004, Protective Life adopted SOP 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 in the first quarter of 2004 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million. The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, Protective Life recorded a $0.1 million adjustment related to guaranteed minimum death benefits (GMDB) on its variable annuity products.

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

        Separate account balances are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated balance sheets. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying consolidated statements of income. Changes in the GMDB accrual are included in benefits and settlement expenses in the accompanying consolidated statements of income.

        The variable annuity separate account balances subject to GMDB were $2.1 billion at June 30, 2004. The total guaranteed amount payable based on variable annuity account balances at June 30, 2004, was $286.1 million (including $252.9 million in the Annuities segment and $33.2 million in the Acquisitions segment), with a GMDB reserve of $5.6 million (including $5.1 million in the Annuities segment and $0.5 million in the Acquisitions segment). The average attained age of contract holders at June 30, 2004 was 65.

        Activity relating to GMDB reserves was as follows:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                     2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------
    Incurred claims                                                 $796          $1,729           $1,637          $5,461
    Paid claims                                                      921           1,824            1,947           4,918
  -----------------------------------------------------------------------------------------------------------------------------

        Account balances of variable annuities with guarantees were invested in variable annuity separate accounts as follows:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                            JUNE 30, 2004           DECEMBER 31, 2003
  -----------------------------------------------------------------------------------------------------------------------------
         Equity mutual funds                                                   $1,919.0                   $1,846.0
         Fixed income mutual funds                                                202.5                      199.0
  -----------------------------------------------------------------------------------------------------------------------------
         Total                                                                 $2,121.5                   $2,045.0
  =============================================================================================================================

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

        Activity in Protective Life’s deferred sales inducement asset was as follows:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                          JUNE 30
                                                                   2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------
    Deferred asset, beginning of period                           $27,419         $29,369          $27,713         $31,557
    Amounts deferred                                                3,170           3,383            5,911           4,932
    Amortization                                                   (3,023)         (3,531)          (6,058)         (7,268)
  -----------------------------------------------------------------------------------------------------------------------------
    Deferred asset, end of period                                 $27,566         $29,221          $27,566         $29,221
  =============================================================================================================================

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in tables are in thousands)

INTRODUCTION

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

RESULTS OF OPERATIONS

        In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs (DAC), and the cumulative effect of change in accounting principle, if applicable. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of segment operating income because the swaps are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of Protective Life’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing Protective Life’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of Protective Life’s results of operations. Note that Protective Life’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

        The following table sets forth a summary of results and reconciles segment operating income to consolidated net income:

                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           JUNE 30                                   JUNE 30
                                                       2004          2003       CHANGE          2004         2003       CHANGE
                                                  -------------------------------------     -----------------------------------

Life Marketing                                       $43,036      $47,189       (8.8)%      $  83,965    $  77,883       7.8%
Acquisitions                                          23,483       24,561       (4.4)          44,600       47,740      (6.6)
Annuities                                              4,724        2,850       65.8            7,095        6,384      11.1
Stable Value Products                                 13,926       10,099       37.9           25,625       19,236      33.2
Asset Protection                                       4,006        9,616      (58.3)           8,454       10,798     (21.7)
Corporate & Other                                      1,113       (5,102)      n/m             8,927      (11,326)     n/m
                                                  ---------------------------               -------------------------
                                                      90,288       89,213        1.2          178,666      150,715      18.5

Realized investment gains (losses)-investments(1)       (474)      20,157                      12,493       25,149
Realized investment gains (losses)-derivatives(2)     10,924       (5,718)                      7,351      (15,597)
Income tax expense                                   (32,107)     (34,816)                    (66,044)     (53,369)
                                                  ---------------------------               -------------------------
Net income before cumulative effect of change
   in accounting principle                            68,631       68,836       (0.3)         132,466      106,898      23.9
Cumulative effect of change in accounting
principle, net of income tax                                                                  (10,128)
                                                  ---------------------------               -------------------------
       Net income                                    $68,631      $68,836       (0.3)        $122,338     $106,898      14.4
                                                  ===========================               =========================

(1)Realized investment gains (losses)-investments    $    77      $29,524                     $16,704      $35,247
   Less: related amortization of DAC                    (551)      (9,367)                     (4,211)     (10,098)
                                                  ---------------------------               -------------------------
                                                        (474)      20,157                      12,493       25,149

(2)Realized investment gains (losses)-derivatives     12,658       (3,245)                     11,032      (10,266)
   Less: settlements on certain interest rate swaps   (1,734)      (2,473)                     (3,681)      (5,331)
                                                  ---------------------------               -------------------------
                                                      10,924       (5,718)                      7,351      (15,597)

        Compared to second quarter 2003, net income decreased 0.2% reflecting lower investment gains offset by an improvement in segment operating income. Net income for the first six months of 2004 increased 14.4% due to higher contributions from segment operating income and realized investment gains, somewhat offset by the cumulative effect charge. The reduction in realized investment gains for the quarter was primarily due to higher gains on sales of fixed maturity securities in the prior year quarter, which were partially offset by higher gains from derivatives. For the first six months of 2004, reduced gains from sales of securities were more than offset by lower levels of impairments and higher contributions from derivatives. Excluding the impact of reinsurance recoveries during 2003 (see Note E), Life Marketing’s operating income increased 17.2% and 28.0% over the second quarter and first six months of 2003, respectively, reflecting continued growth in life insurance in-force through new sales. For both the quarter and year-to-date comparisons, an increase in average account values and widening of spreads drove the improvement in the Stable Value Products segment, while improvement in the equity markets and higher interest rates in the current quarter contributed to the increase in the Annuities segment’s earnings. Excluding gains from charter sales, Asset Protection segment operating income increased 45.3% and 88.6% over the second quarter and first six months of 2003, primarily due to improved results in the segment’s service contract lines. The Acquisitions segment’s earnings for the quarter and year-to-date declined due to the normal runoff of the segment’s previously acquired blocks of business. The improvement in Corporate and Other earnings primarily reflects reduced losses from runoff insurance lines as well as higher amounts of investment income from unallocated capital.

        Included in net income for the first six months of 2004 is a cumulative effect charge of $10.1 million arising from the Company’s adoption of SOP 03-1 (see Note I to the consolidated condensed financial statements included herein for further discussion of SOP 03-1).

RESULTS BY BUSINESS SEGMENT

        In the following segment discussions, various statistics and other key data Protective Life uses to evaluate its segments are presented. Sales statistics are used by Protective Life to measure the relative progress in its marketing efforts, but typically have little immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized target premiums. Sales of annuities and stable value products are measured based on the amount of deposits received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

        Sales and life insurance in-force amounts are derived from Protective Life’s various sales tracking and administrative systems, and are not derived from Protective Life’s financial reporting systems or financial statements. Mortality variances are derived from actual claims compared to expected claims. These variances do not represent the net impact to earnings due to the interplay of reserves and DAC amortization.

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life (UL), and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the “bank owned life insurance” (BOLI) market. Segment results were as follows:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30
                                                              2004        2003      CHANGE         2004       2003      CHANGE
                                                           --------------------------------    --------------------------------
REVENUES
   Gross premiums and policy fees                          $250,931    $201,813      24.3%      $486,917    $388,360    25.4%
   Reinsurance ceded                                       (205,072)   (141,901)     44.5       (373,858)   (265,939)   40.6
                                                           ----------------------              ----------------------
   Net premiums and policy fees                              45,859      59,912     (23.5)       113,059     122,421    (7.6)
   Net investment income                                     58,689      57,367       2.3        116,407     113,769     2.3
   Other income                                                 199         953     (79.1)           381       1,181   (67.7)
                                                           ----------------------              ----------------------
     Total operating revenues                               104,747     118,232     (11.4)       229,847     237,371    (3.2)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          66,693      61,876       7.8        138,718     137,098     1.2
   Amortization of deferred policy acquisition costs         10,926      19,033     (42.6)        32,007      39,917   (19.8)
   Other operating expenses                                 (15,908)     (9,866)    (61.2)       (24,843)    (17,527)  (41.7)
                                                           ----------------------              ----------------------
     Total benefits and expenses                             61,711      71,043     (13.1)       145,882     159,488    (8.5)

OPERATING INCOME                                             43,036      47,189      (8.8)        83,965      77,883     7.8
                                                           ----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $ 43,036    $ 47,189      (8.8)      $ 83,965    $ 77,883     7.8
                                                           ======================              ======================

        The following table summarizes key data for the Life Marketing segment:

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           JUNE 30                                  JUNE 30
                                                      2004          2003       CHANGE          2004         2003       CHANGE
                                                  -------------------------------------     ------------------------------------
Sales By Product
   Traditional                                        $42,207       $52,994     (20.4)%      $  89,043     $  94,204     (5.5)%
   Universal life                                      19,266        20,646      (6.7)          36,963        36,882      0.2
   Variable universal life                              1,474         1,105      33.4            2,599         1,981     31.2
                                                  ---------------------------               -------------------------
                                                      $62,947       $74,745     (15.8)       $ 128,605     $ 133,067     (3.4)
                                                  ===========================               =========================

Sales By Distribution Channel
   Brokerage general agents                           $39,580       $47,034     (15.8)       $  82,327     $  83,771     (1.7)
   Independent agents                                  12,569        12,382       1.5           25,310        23,004     10.0
   Stockbrokers/banks                                   6,780         6,746       0.5           12,839        11,246     14.2
   Direct response                                        221         1,665     (86.7)             854         3,615    (76.4)
   BOLI                                                 3,797         6,918     (45.1)           7,275        11,431    (36.4)
                                                  ---------------------------               -------------------------
                                                      $62,947       $74,745     (15.8)       $ 128,605     $ 133,067     (3.4)
                                                  ===========================               =========================

Average Life Insurance In-Force(3)
   Traditional                                    $291,776,919  $211,549,801     37.9       $284,020,699 $202,338,934    40.4
   Universal life                                   38,819,516    35,607,163      9.0         38,365,473   35,258,221     8.8
                                                  ---------------------------               -------------------------
                                                  $330,596,435  $247,156,964     33.8       $322,386,172 $237,597,155    35.7
                                                  ===========================               =========================

Average Account Values
   Universal life                                  $3,570,737    $3,082,084      15.9       $3,517,826    $3,020,285     16.5
   Variable universal life                            185,814       126,309      47.1          181,012       122,327     48.0
                                                  ---------------------------               -------------------------
                                                   $3,756,551    $3,208,393      17.1       $3,698,838    $3,142,612     17.7
                                                  ===========================               =========================

Interest Spread - Universal Life(2)
   Net investment income yield                         6.45%        6.96%                       6.46%         7.05%
   Interest credited to policyholders                  4.94         5.56                        4.95          5.54
                                                  ---------------------------               -------------------------
     Interest spread                                   1.51%        1.40%                       1.51%         1.51%
                                                  ===========================               =========================

Mortality Experience (1)                                (12)         783                       2,388         (910)

(1)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.

(2)     Interest spread on average general account values.

(3)     Amounts are not adjusted for reinsurance ceded.

        Operating income decreased 8.8% from the second quarter of 2003 and increased 7.8% from the first six months of 2003 as the effect of reinsurance recoveries positively impacted 2003 results. During the second quarter and first six months of 2003, the segment recognized additional net premiums of $15.6 and $18.4 million, amortization of DAC of $5.1 and $6.1 million, and operating income of $10.5 and $12.3 million as a result of recoveries from previously overpaid reinsurance premiums (see Note E). Excluding the impact from these recoveries, operating income increased 17.2% and 28.0% for the quarter and year-to-date. This increase in operating income reflects continued growth of life insurance in-force through new sales. In addition, current quarter operating income was reduced by $1.0 million due to the adjustment made to the estimate of expected receipts from the reinsurance receivable (see Note E).

        Gross premiums and policy fees grew by 24.3% and 25.4% in the current quarter and year-to-date comparisons due to the growth in life insurance in-force achieved over the last several quarters, while amounts ceded increased 30.2% and 31.5% (excluding reinsurance recoveries in 2003) as the segment continued to reinsure a significant amount of its new business. Net investment income increased 2.3% over the second quarter and first six months of 2003 reflecting the growth of the segment’s assets, offset by lower investment yields.

        Benefits and settlement expenses were 7.8% and 1.2% higher than the second quarter and first six months of 2003 due to growth in life insurance in-force, offset by lower crediting rates on UL products for the quarter and year-to-date comparisons, and improved mortality experience versus 2003 year-to-date. Amortization of DAC (excluding the effect of reinsurance recoveries in 2003) was 21.6% and 5.4% lower for the quarter and year-to-date, primarily due to unlocking on UL products and the impact of the current quarter reinsurance receivable adjustment and Protection Life’s adoption of SOP 03-1. Unlocking on UL products reduced amortization by $1.4 million in the current quarter, while the application of SOP 03-1 reduced amortization by $1.3 million and $2.6 million for the second quarter and first six months of 2004, respectively. In addition, the adjustment to the reinsurance receivable reduced current quarter amortization by $1.0 million.

        Other operating expenses for the segment were as follows:

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30                                JUNE 30
                                                             2004       2003       CHANGE          2004        2003      CHANGE
                                                           ---------------------------------     --------------------------------
   First year commissions                                   $63,529    $75,860      (16.3)%       $141,775   $136,371      4.0%
   Renewal commissions                                        7,496      6,680       12.2           15,177     12,879     17.8
   First year ceding allowances                             (39,002)   (47,674)     (18.2)         (83,624)   (84,991)    (1.6)
   Renewal ceding allowances                                (39,462)   (28,470)      38.6          (70,285)   (50,992)    37.8
   General & administrative                                  45,771     46,129       (0.8)          95,712     88,549      8.1
   Taxes, licenses and fees                                   6,144      4,479       37.2           10,434      9,174     13.7
                                                           ---------------------                 ----------------------
     Other operation expenses incurred                       44,476     57,004      (22.0)         109,189    110,990     (1.6)

     Less commissions, allowances & expenses capitalized    (60,384)   (66,870)      (9.7)        (134,032)  (128,517)     4.3
                                                           ---------------------                 ----------------------
     Other operating expenses                               (15,908)    (9,866)      61.2          (24,843)   (17,527)    41.7
                                                           =====================                 ======================

        Currently, the segment is reinsuring significant amounts of new life insurance sold. Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums. In accordance with GAAP, a portion of these allowances is deferred as part of DAC while the remainder is recognized immediately as a reduction of other operating expenses. While the recognition of reinsurance allowances is consistent with GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative. Consideration of all components of the segment’s income statement, including amortization of DAC, is required to assess the impact of reinsurance on segment operating income.

        Other operating expenses were 61.2% and 41.7% more favorable versus the second quarter and first six months of 2003 as the effect of higher overall reinsurance allowances more than offset growth in non-commission expenses. General and administrative expenses decreased 1.0% versus second quarter 2003, primarily reflecting lower underwriting costs achieved through rate reductions from certain vendors in the fourth quarter of 2003. For the first six months of 2004, general and administrative expenses increased 7.9% due to higher expense levels in the first quarter of 2004. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter and year-to-date.

        Sales for the segment decreased 15.8% and 3.4% versus the second quarter and first six months of 2003 primarily due to lower production of traditional life in the brokerage general agent channel. Excluding BOLI, sales of UL product lines experienced double-digit growth as these products continued to be well accepted in the marketplace. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns. In recent quarters, the segment has changed its direct response business sold through Matrix Direct to focus on a multi-carrier distribution strategy, resulting in the significant decrease in Protective Life’s direct response sales versus 2003.

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals. Segment results were as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE         2004       2003      CHANGE
                                                          ---------------------------------    --------------------------------
REVENUES
   Gross premiums and policy fees                         $  69,659   $  71,326      (2.3)%     $139,128   $144,389     (3.6)%
   Reinsurance ceded                                        (17,840)    (18,531)     (3.7)       (34,941)   (37,157)    (6.0)
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              51,819      52,795      (1.8)       104,187    107,232     (2.8)
   Net investment income                                     58,704      62,520      (6.1)       117,359    124,816     (6.0)
   Other income                                                 468       1,542     (69.6)         1,185      2,447    (51.6)
                                                          -----------------------              ----------------------
     Total operating revenues                               110,991     116,857      (5.2)       222,731    234,495     (5.0)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          71,340      72,951      (2.2)       144,360    145,570     (0.8)
   Amortization of deferred policy acquisition costs          7,476       8,474     (11.8)        15,325     18,555    (17.4)
   Other operating expenses                                   8,692      10,871     (20.0)        18,446     22,630    (18.5)
                                                          -----------------------              ----------------------
     Total benefits and expenses                             87,508      92,296      (5.2)       178,131    186,755     (4.6)

OPERATING INCOME                                             23,483      24,561      (4.4)        44,600     47,740     (6.6)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                  $  23,483   $  24,561      (4.4)      $ 44,600   $ 47,740     (6.6)
                                                          =======================              ======================

        The following table summarizes key data for the Acquisitions segment:

                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                           JUNE 30                                  JUNE 30
                                                     2004           2003       CHANGE          2004         2003       CHANGE
                                                 --------------------------------------     -----------------------------------

Average Life Insurance In-Force(2)
   Traditional                                    $12,243,296   $13,891,510     (11.9)%     $12,421,888  $14,099,701   (11.9)%
   Universal life                                  18,546,671    20,223,643      (8.3)       18,720,370   20,411,544    (8.3)
                                                 ----------------------------               -------------------------
                                                  $30,789,967   $34,115,153      (9.7)      $31,142,258  $34,511,245    (9.8)
                                                 ============================               =========================

Average Account Values
   Universal life                                  $1,732,770    $1,748,388      (0.9)       $1,738,442   $1,747,652    (0.5)
   Fixed annuity(3)                                   219,550       227,979      (3.7)          220,821      227,961    (3.1)
   Variable annuity                                    97,447       103,724      (6.1)           99,577      106,071    (6.1)
                                                 ----------------------------               -------------------------
                                                   $2,049,767    $2,080,091      (1.5)       $2,058,840   $2,081,684    (1.1)
                                                 ============================               =========================

Interest Spread - UL & Fixed Annuities
   Net investment income yield                         7.28%        7.56%                        7.25%       7.65%
   Interest credited to policyholders                  5.21         5.70                         5.24        5.63
                                                 ----------------------------               -------------------------
     Interest spread                                   2.07%        1.86%                        2.01%       2.02%
                                                 ============================               =========================

Mortality Experience (1)                              2,216          860                        2,876        2,571

(1)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.

(2)     Amounts are not adjusted for reinsurance ceded.

(3)     Includes general account balances held within variable annuity products.

        Net premiums and policy fees declined by 1.8% and 2.8% versus the second quarter and first six months of 2003 due to the continued runoff from acquired blocks of business. The change in gross premiums and policy fees were relatively consistent with the overall decline in policies in-force and policy account values. In addition, lower levels of reinsurance in the current quarter and first six months of 2004 impacted the change in net premiums and policy fees. Net investment income was also lower for the current quarter and year-to-date, caused by the runoff of business and lower overall earned rates. The segment has continued to adjust credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

        Policy benefit expenses were down 2.2% versus the second quarter of 2003 and relatively unchanged from the first six months of 2003, due to the decline in in-force as well as favorable mortality. Amortization of DAC decreased during the current quarter and first six months of 2004 due to the overall decline in business as well as lower gross profits on certain universal life blocks primarily caused by higher mortality. Other operating expenses decreased 20.0% and 18.5% versus the second quarter and first six months of 2003, due to conversion costs incurred for the Conseco acquisition during 2003 as well as lower agent commissions incurred as a result of lower net premiums.

        The segment’s life insurance in-force and UL and annuity account values have declined from 2003 levels as no new acquisitions have been made since 2002. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Protective Life will continue to pursue suitable acquisitions as they become available.

Annuities

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. Segment results were as follows:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

REVENUES
   Gross premiums and policy fees                         $  7,594     $  6,387      18.9%     $ 15,222   $  12,270      24.1%
   Reinsurance ceded
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              7,594        6,387      18.9        15,222      12,270      24.1
   Net investment income                                    51,523       57,780     (10.8)      103,111     116,221     (11.3)
   Other income                                              1,296          834      55.4         2,819       1,597      76.5
                                                          -----------------------              ----------------------
     Total operating revenues                               60,413       65,001      (7.1)      121,152     130,088      (6.9)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                         44,456       51,339     (13.4)       90,502     104,325     (13.2)
   Amortization of deferred policy acquisition costs         6,568        4,600      42.8        11,965       8,255      44.9
   Other operating expenses                                  4,665        6,212     (24.9)       11,590      11,124       4.2
                                                          -----------------------              ----------------------
     Total benefits and expenses                            55,689       62,151     (10.4)      114,057     123,704      (7.8)

OPERATING INCOME                                             4,724        2,850      65.8         7,095       6,384      11.1

   Realized investment gains (losses)                          290       11,205                   6,294      11,232
   Related amortization of DAC                                (551)      (9,367)                 (4,211)    (10,098)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                  $  4,463     $  4,688      (4.8)     $ 9,178    $   7,518      22.1
                                                          =======================              ======================

        The following table summarizes key data for the Annuities segment:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

Sales
   Fixed annuity                                            $108,305   $  47,418    128.4%      $124,399    $123,786      0.5%
   Variable annuity                                           63,317      94,336    (32.9)       125,041     196,861    (36.5)
                                                          -----------------------              ----------------------
                                                            $171,622   $ 141,754     21.1       $249,440    $320,647    (22.2)
                                                          =======================              ======================

Average Account Values
   Fixed annuity(3)                                       $3,161,984  $3,377,398     (6.4)     $3,171,000 $3,359,381     (5.6)
   Variable annuity                                        1,992,455   1,510,745     31.9       1,994,422  1,439,182     38.6
                                                          -----------------------              ----------------------
                                                          $5,154,439  $4,888,143      5.4      $5,165,422 $4,798,563      7.6
                                                          =======================              ======================

Interest Spread - Fixed Annuities(1)
   Net investment income yield                                6.60%      6.91%                    6.54%       6.93%
   Interest credited to policyholders                         5.72       5.93                     5.71        5.92
                                                          -----------------------              ----------------------
     Interest spread                                          0.88%      0.98%                    0.83%       1.01%
                                                          =======================              ======================

                                                                                                        AS OF
                                                                                                       JUNE 30
                                                                                                  2004        2003
                                                                                               ----------------------
GMDB - Net amount at risk(2)                                                                    $252,932    $416,679    (39.3)
GMDB - Reserves                                                                                   $5,097      $6,246    (18.4)
S&P 500 Index                                                                                      1,141         975     17.0

(1)     Interest spread on average general account values.
(2)     Guaranteed death benefit in excess of contract holder account balance.
(3)     Includes general account balances held within variable annuity products.

        Segment operating income increased by 65.8% and 11.1% compared to the second quarter and first six months of 2003 as lower spreads on fixed annuities were more than offset by the impact of improved equity markets reflected in the variable annuity business.

        The improvement in the equity markets caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the quarter and the year-to-date. The lower interest rate environment and decrease in fixed annuity balances caused net investment income and interest credited to decline from the second quarter and first six months of 2003. Interest spreads on fixed annuities fell 10 basis points and 18 basis points as compared to the second quarter and first six months of 2003. Lower rates on new investments and the impact of prepayments in the mortgage backed security portfolio have more than offset the effects of crediting rate reductions. Other income increased from the second quarter and first six months of 2003 due to an increase in advisory fees within variable annuity products.

        Interest credited decreased $4.7 million compared to second quarter 2003 and $8.8 million from the first six months of 2003 due to the decline in fixed annuity account values and lower rate environment. Benefits expense also benefited during the current quarter and first six months of 2004 from lower guaranteed minimum death benefit (GMDB) expenses of $1.1 million and $3.6 million, respectively. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $1.7 million and $4.5 million for the current quarter and year-to-date, respectively. Other operating expenses decreased 24.9% versus the second quarter and increased 4.2% versus the first six months of 2003. The current quarter benefited from lower administrative expenses as well as higher sales and expense capitalization caused by the increase in sales. Lower sales in the first quarter of 2004 negatively impacted the segment’s expense capitalization levels.

        Sales of fixed annuities increased 128.4% from second quarter 2003 due to higher overall interest rates and more competitive pricing, while sales for the first six months of 2004 were relatively unchanged from the level achieved in 2003. Variable annuity sales were 32.9% and 36.5% lower than the historically high levels achieved in the second quarter and first six months of 2003 as Protective Life maintained its pricing discipline. The improved equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 39.3%.

Stable Value Products

        The Stable Value Products segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and sells guaranteed funding agreements (GFA) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Segment results were as follows:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE         2004        2003     CHANGE
                                                          ---------------------------------    --------------------------------
REVENUES
   Net investment income                                    $66,666     $59,090      12.8%      $130,699   $117,622     11.1%
                                                          -----------------------              ----------------------

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          50,720      46,957       8.0        100,489     94,722      6.1
   Amortization of deferred policy acquisition costs            803         519      54.7          1,564      1,118     39.9
   Other operating expenses                                   1,217       1,515     (19.7)         3,021      2,546     18.6
                                                          -----------------------              ----------------------
     Total benefits and expenses                             52,740      48,991       7.7        105,074     98,386      6.8

OPERATING INCOME                                             13,926      10,099      37.9         25,625     19,236     33.2

   Realized investment gains (losses)                         2,022       4,259                    5,901     (2,442)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                    $15,948     $14,358      11.1       $ 31,526    $ 16,794    87.7
                                                          =======================              ======================

        The following table summarizes key data for the Stable Value Products segment:

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30                              JUNE 30
                                                             2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------
Sales
   GIC                                                     $  39,000   $  30,000     30.0%     $  39,000   $ 249,000    (84.3)%
   GFA - Direct Institutional                                    960           0    100.0            960      25,000    (96.2)
   GFA - Non-Registered Notes                                      0     100,000   (100.0)             0     300,000   (100.0)
   GFA - Registered Notes - Institutional                          0           0      0.0        300,000           0    100.0
   GFA - Registered Notes - Retail                            68,250           0    100.0        289,750           0    100.0
                                                          -----------------------              ----------------------
                                                           $ 108,210   $ 130,000    (16.8)     $ 629,710   $ 574,000      9.7
                                                          =======================              ======================

Average Account Values                                    $5,062,014  $4,153,071     21.9     $4,956,987  $4,094,474     21.1

Operating Spread
   Net investment income yield                               5.40%       5.88%                    5.42%      5.91%
   Interest credited                                         4.11        4.67                     4.17       4.76
   Operating expenses                                        0.16        0.20                     0.19       0.18
                                                          -----------------------              ----------------------
     Operating spread                                        1.13%       1.01%                    1.06%      0.97%
                                                          =======================              ======================

        Operating income increased 37.9% and 33.2% from the second quarter and first six months of 2003 due to growth in average account balances, as well as the widening of spreads. The growth in average account balances was primarily driven by sales of $522 million in the first quarter of 2004 and the $909 million in sales that occurred during the fourth quarter of 2003. The lower interest rate environment caused both the investment income yield and the interest credited rate to decline from the second quarter and first six months of 2003. However, a rebalancing of the segment’s portfolio and replacement of higher rate contracts allowed for a widening of interest spreads. Currently, operating spreads are anticipated to be in the range of 100-105 basis points for the remainder of 2004.

        The retail registered funding agreement-backed notes program, which was introduced during the first quarter of 2004, experienced sales of $68.3 million and $289.8 million during the current quarter and first six months of 2004. The Company currently anticipates sales from this program of approximately $550 million for 2004. In addition, the institutional registered funding agreement-backed notes program, which was launched in the fourth quarter of 2003, experienced sales of $300 million for the first six months of 2004. Sales of traditional GICs during the first six months of 2004 were significantly lower than 2003 levels due to the segment’s continued focus on the registered note programs as well as lower overall market demand for traditional GIC products.

Asset Protection

        The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------
REVENUES
   Gross premiums and policy fees                          $110,596     $99,454     11.2%      $224,208    $202,518      10.7%
   Reinsurance ceded                                        (57,474)    (39,858)    44.2       (116,108)    (80,599)     44.1
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              53,122      59,596    (10.9)       108,100     121,919     (11.3)
   Net investment income                                      7,538       9,029    (16.5)        15,051      18,268     (17.6)
   Other income                                               8,709      17,813    (51.1)        17,953      24,512     (26.8)
                                                          -----------------------              ----------------------
     Total operating revenues                                69,369      86,438    (19.7)       141,104     164,699     (14.3)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          33,364      33,746     (1.1)        65,562      70,330      (6.8)
   Amortization of deferred policy acquisition costs         17,521      21,425    (18.2)        37,477      39,908      (6.1)
   Other operating expenses                                  14,478      21,651    (33.1)        29,611      43,663     (32.2)
                                                          -----------------------              ----------------------
     Total benefits and expenses                             65,363      76,822    (14.9)       132,650     153,901     (13.8)

OPERATING INCOME                                              4,006       9,616    (58.3)         8,454      10,798     (21.7)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $  4,006     $ 9,616    (58.3)      $  8,454    $ 10,798     (21.7)
                                                          =======================              ======================

        The following table summarizes key data for the Asset Protection segment:

                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                          JUNE 30                                  JUNE 30
                                                     2004         2003       CHANGE           2004          2003       CHANGE
                                                -------------------------------------    --------------------------------------
Sales
   Credit insurance                                $59,035      $ 51,168      15.4%        $109,559       $ 96,810      13.2%
   Service contracts                                54,861        53,869       1.8           99,136         92,578       7.1
   Other products                                    8,941        23,650     (62.6)          17,814         41,036     (56.6)
                                                --------------------------               ---------------------------
                                                  $122,837      $128,687      (4.5)        $226,509       $230,424      (1.7)
                                                ==========================               ===========================

Loss Ratios (1)
   Credit insurance                                  38.1%        39.9%                       38.9%          40.0%
   Service contracts                                 87.6         90.0                        82.1           87.8
   Other products                                    77.2         90.7                        77.6           88.6

(1)     Incurred claims as a percentage of earned premiums.

        Operating income decreased 58.3% and 21.7% versus the second quarter and first six months of 2003 as the impact of gains from charter sales offset improved results in the segment’s remaining operations. The segment realized a gain of $6.9 million in the second quarter of 2003 and a $1.0 million gain in the first quarter of 2004 from the sale of separate inactive charters. Excluding the impact of these charter sales, operating income increased 45.3% and 88.6% from the second quarter and first six months of 2003. The improvement in results reflects an increase in earnings from the service contract business, partially offset by reduced earnings from credit insurance and the segment’s other lines of business.

        The decline in net premiums for the quarter and year-to-date was primarily related to decreases of $10.1 million and $18.4 million, respectively, in the credit insurance lines, due to higher levels of reinsurance. Partially offsetting this decline was an increase in vehicle service contract and other lines of $1.4 million and $3.3 million, respectively, for the quarter and year-to-date, reflecting the continued steady growth of these lines. The 16.5% and 17.6% decrease in net investment income versus the second quarter and first six months of 2003 was also primarily attributable to the credit insurance business, due to lower policy liabilities and a lower net yield on investments. Excluding the impact of the charter sale gains, other income declined 20.5% and 4.1% from the second quarter and first six months of 2003, primarily due to lower levels of service contract administration fees.

        Policy and benefit expenses declined 1.1% and 6.8% versus the second quarter and first six months of 2003 due to the decrease in the segment’s net premiums. Amortization of DAC in the second quarter and first six months of 2004 was lower than the comparable periods in 2003 due to the decline in the segment’s credit business. Other operating expenses decreased from the second quarter and first six months of 2003 due to lower commissions and reductions in other general expenses. A $1.7 million third-party administrator receivable write-off in the first quarter of 2003 contributed to the decline in other general expenses in 2004. The remaining decrease in general expenses was primarily due to the outsourcing of the administration of a portion of the segment’s credit insurance business during 2003 and other cost saving initiatives.

        Loss ratios for credit insurance improved slightly over 2003 levels, primarily reflecting improved results in the dealer credit area. Service contract loss ratios for the current quarter and year-to-date have improved over prior year levels as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes. Loss ratios for other products have declined significantly from the second quarter and first six months of 2003 primarily due to lower losses in the inventory protection product line.

        Sales of credit insurance through financial institutions rose 32.5% and 34.1% from levels achieved in the second quarter and first six months of 2003 primarily due to a third party administrator relationship. The increase in financial institution credit insurance sales is expected to decline as the third party administrator goes into runoff over the next year. These strong credit insurance sales results were partially offset by a decline in credit insurance sold through automobile dealers. Service contract sales rose slightly over 2003 levels reflecting modest increases in both vehicle and marine lines. The decrease in other product sales primarily reflects products sold in 2003 that Protective Life is no longer marketing.

Corporate and Other

        Protective Life has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital). This segment also includes earnings from several lines of business which the Company is not actively marketing (primarily cancer insurance, residual value insurance, surety insurance, and group annuities). The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other during the first six months of 2004, and prior period segment data was restated to reflect the change.

        The following table summarizes results for this segment:

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                               JUNE 30                                JUNE 30
                                                         2004          2003      CHANGE          2004        2003       CHANGE
                                                     -----------------------------------     ----------------------------------

Operating income (loss) (1)                            $ 1,113      $(5,102)    $  6,251      $  8,927    $(11,326)    $20,253

Realized gains and losses - investments                 (3,834)      12,527      (16,631)        1,234      21,405     (20,171)
Realized gains and losses - derivatives                 12,523       (4,185)      16,708        10,626     (10,545)     21,171
                                                     --------------------------              ------------------------
Income (loss) before income tax                        $ 9,802      $ 3,240        6,562      $ 20,787    $   (466)     21,253
                                                     ==========================              ========================
(1)	Includes settlements on interest rate swaps of $1,734 and $2,473 for the three months ended June 30, 2004 and 2003, respectively; and $3,681 and $5,331 for the six months ended June 30, 2004 and 2003, respectively.

        Operating income increased $6.3 million from the second quarter and $20.3 million from the first six months of 2003, primarily due to increases in net investment income and reduced losses on runoff insurance lines. Net investment income increased by $2.3 million and $13.2 million in the second quarter and first six months of 2004, reflecting increased participating mortgage income and higher amounts of unallocated capital. Improved results in the runoff insurance lines and lower operating expenses, partially offset by lower income from interests rate swaps accounted for the remainder of the change in the current year’s results.

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30                            JUNE 30
                                                             2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

Fixed maturity gains                                        $5,954     $28,836    $(22,882)     $25,852     $43,771   $(17,919)
Fixed maturity losses                                       (2,299)     (1,277)     (1,022)      (5,376)     (1,373)    (4,003)
Equity gains                                                   825         368         457        1,390         368      1,022
Equity losses                                                  (22)          0         (22)         (22)          0        (22)
Impairments on fixed maturity securities                    (2,523)          0      (2,523)      (2,723)    (15,935)    13,212
Impairments on equity securities                            (1,125)          0      (1,125)      (1,125)          0     (1,125)
Other                                                         (733)      1,597      (2,330)      (1,292)      1,515     (2,807)
                                                          ---------------------------------    --------------------------------
     Total realized gains (losses) - investments            $   77     $29,524    $(29,447)     $16,704     $28,346   $(11,642)
                                                          =================================    ================================

Foreign currency swaps                                    $ (1,799)    $17,858    $(19,657)    $(11,518)   $ 24,781   $(36,299)
Foreign currency adjustments on stable value contracts       1,934     (16,917)     18,851       11,924     (24,502)    36,426
Derivatives related to mortgage loan commitments            13,678     (12,499)     26,177        5,308     (17,533)    22,841
Derivatives related to various investments                  (1,155)      8,313      (9,468)       5,318       6,988     (1,670)
                                                          ---------------------------------    --------------------------------
     Total realized gains (losses) - derivatives          $ 12,658     $(3,245)    $15,903      $11,032    $(10,266)   $21,298
                                                          =================================    ================================

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The overall decline in net realized investment gains for the current quarter and year-to-date, excluding impairments, reflects the normal operation of Protective Life’s asset/liability program within the context of recently rising interest rates. Investment impairments for the first six months of 2004 were lower than 2003 as a result of significant improvement in the corporate credit environment and proactive portfolio management. Additional details on Protective Life’s investment performance and evaluation is provided in the section entitled “Liquidity and Capital Resources” included herein.

        Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains and losses on derivative contracts closed during the period. Protective Life has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities in the second quarter and first six months of 2004 was $(0.8) million and $0.1 million, respectively. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and swaps. Protective Life has taken short positions in U.S. Treasury futures to mitigate risk related to Protective Life’s mortgage loan commitments. The higher net gains from these securities in the second quarter and first six months of 2004 were the result of interest rates moving higher in the current year.

        Protective Life also uses various swaps and options to mitigate risk related to certain other investments held by Protective Life. For the second quarter and first six months of 2004, a portion of the change, a $4.9 million decrease and a $1.5 million decrease, respectively, in realized gains (losses) resulted from higher interest rates in 2004, which impacted the fair value of certain interest rate swaps and options. An additional decrease of $4.7 million and $4.5 million for the second quarter and first six months of 2004, respectively, related to gains from embedded derivatives within certain bonds that matured in the second quarter of 2003, with no similar activity in 2004. For the first six months of 2004, realized gains (losses) improved by $4.2 million due to the impact of embedded derivatives within certain asset swaps that were called in the first quarter of 2004, with no similar activity in the first six months of 2003.

Recently Issued Accounting Standards

        In accordance with FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities”, Protective Life consolidated, as of and for the three months ended March 31, 2004, a real estate investment company that Protective Life had previously reported as an investment. The entity was consolidated based on the determination that Protective Life was the primary beneficiary. The consolidation resulted in Protective Life’s reported assets and liabilities increasing by $54.5 million with an immaterial impact on results of operations. See also Note F for further discussion of FIN 46.

        In January 2004, Protective Life adopted Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The adoption of SOP 03-1 in the first quarter of 2004 resulted in a cumulative charge to net income of $10.1 million, net of income tax of $5.5 million. The charge to net income includes a $10.0 million charge to recognize additional liabilities, including an adjustment to deferred policy acquisition costs, on certain universal life contracts. These additional liabilities are required due to a change in the pattern of recognition of mortality benefits called for by the SOP. In addition, Protective Life recorded a $0.1 million adjustment related to guaranteed minimum death benefits on its variable annuity products. See also Note I for further discussion of SOP 03-1.

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

        Protective Life’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2004, Protective Life’s fixed maturity investments had a market value of $12.9 billion, which is 2.3% above amortized cost of $12.6 billion. Protective Life had $2.8 billion in mortgage loans at June 30, 2004. While Protective Life’s mortgage loans do not have quoted market values, at June 30, 2004, Protective Life estimates the market value of its mortgage loans to be $2.9 billion (using discounted cash flows from the next call date), which is 3.6% above amortized cost. Most of Protective Life’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of Protective Life’s invested assets.

        --------------------------------------------------------------------------------------------------------------------
                                                                       JUNE 30, 2004               DECEMBER 31, 2003
          ($ in thousands)
        --------------------------------------------------------------------------------------------------------------------

          Publicly-issued bonds                                    $10,986,077      63.9%         $10,967,622      64.7%
          Privately issued bonds                                     1,888,210      11.0             1,956,734      11.5
          Redeemable preferred stock                                     3,405       0.0                 3,164       0.0
        --------------------------------------------------------------------------------------------------------------------
             Fixed maturities                                       12,877,692      74.9            12,927,520      76.2
          Equity securities                                             30,688       0.2                30,521       0.2
          Mortgage loans                                             2,836,683      16.5             2,733,722      16.1
          Investment real estate                                        81,417       0.5                13,152       0.1
          Policy loans                                                 486,661       2.8               502,748       3.0
          Other long-term investments                                  192,697       1.1               244,913       1.4
          Short-term investments                                       675,047       4.0               510,635       3.0
        --------------------------------------------------------------------------------------------------------------------
               Total investments                                   $17,180,885     100.0%         $16,963,211     100.0%
        --------------------------------------------------------------------------------------------------------------------

        Market values for private, non-traded securities are determined as follows: 1) Protective Life obtains estimates from independent pricing services or 2) Protective Life estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,888.2 million at June 30, 2004, representing 11.0% of Protective Life’s total invested assets.

Risk Management and Impairment Review

        Protective Life monitors the overall credit quality of its portfolio within general guidelines. The following table shows Protective Life’s fixed maturities by credit rating at June 30, 2004.

        --------------------------------------------------------------------------------------------------------------------
                            S&P or Equivalent                                                                 Percent of
                                Designation                                  Market Value                    Market Value
        --------------------------------------------------------------------------------------------------------------------
                    ($ in thousands)
            AAA                                                              $  4,375,228                         34.0%
            AA                                                                    821,598                          6.4
            A                                                                   3,025,257                         23.5
            BBB                                                                 3,687,044                         28.6
        --------------------------------------------------------------------------------------------------------------------
               Investment Grade                                                11,909,127                         92.5
        --------------------------------------------------------------------------------------------------------------------
            BB                                                                    683,168                          5.3
            B                                                                     244,619                          1.9
            CCC or lower                                                           33,837                          0.3
            In or near default                                                      3,536                          0.0
        --------------------------------------------------------------------------------------------------------------------
               Below Investment Grade                                             965,160                          7.5
        --------------------------------------------------------------------------------------------------------------------
            Redeemable preferred stock                                              3,405                          0.0
        --------------------------------------------------------------------------------------------------------------------
            Total                                                             $12,877,692                        100.0%
        --------------------------------------------------------------------------------------------------------------------

        Limiting bond exposure to any creditor group is another way Protective Life manages credit risk. The following table summarizes Protective Life’s ten largest fixed maturity exposures to an individual creditor group as of June 30, 2004.

                           -----------------------------------------------------------------------------
                                          Creditor                                     Market Value
                           -----------------------------------------------------------------------------
                                                                                      ($ in millions)

                                Citigroup                                                 $74.8
                                Goldman Sachs                                              72.6
                                FPL Group                                                  72.2
                                Encana                                                     71.5
                                Wachovia                                                   70.1
                                Berkshire Hathaway                                         69.8
                                Dominion Resources                                         65.7
                                Edison International                                       65.5
                                Duke Energy                                                65.3
                                Verizon                                                    64.0
                           -----------------------------------------------------------------------------

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

Unrealized Gains and Losses

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2004, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At June 30, 2004, Protective Life had an overall pretax net unrealized gain of $283.1 million.

        For traded and private fixed maturity and equity securities held by Protective Life that are in an unrealized loss position at June 30, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                      Estimated      % Market      Amortized     % Amortized     Unrealized     % Unrealized
                                     Market Value      Value         Cost            Cost           Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                           $3,839,107        85.0%     $3,960,769        84.0%        $(121,662)      61.7%
›90 days but ‹= 180 days                185,034         4.1          195,638         4.1            (10,604)       5.4
›180 days but ‹= 270 days                65,595         1.5           68,932         1.5             (3,337)       1.7
›270 days but ‹= 1 year                 160,131         3.5          173,483         3.7            (13,352)       6.8
›1 year but ‹= 2 years                  175,088         3.9          195,336         4.1            (20,248)      10.3
›2 years but ‹= 3 years                  28,362         0.6           36,053         0.8             (7,691)       3.9
›3 years but ‹= 4 years                   3,827         0.1            4,139         0.1               (312)       0.1
›4 years but ‹= 5 years                  12,633         0.3           13,953         0.3             (1,320)       0.7
›5 years                                 47,570         1.0           66,072         1.4            (18,502)       9.4
----------------------------------------------------------------------------------------------------------------------------
Total                                $4,517,347       100.0%     $4,714,375       100.0%        $(197,028)     100.0%
============================================================================================================================

        At June 30, 2004, securities with a market value of $48.3 million and $22.6 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including $17.2 million of unrealized losses greater than five years. Protective Life does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective Life’s original expectations.

        Protective Life has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective Life at June 30, 2004, is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------
                                    Estimated       % Market      Amortized      % Amortized     Unrealized     % Unrealized
                                   Market Value      Value           Cost            Cost           Loss            Loss
------------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

Agency Mortgages                    $1,385,588        30.7%      $1,424,859         30.3%       $(39,271)         19.9%
Banking                                295,980         6.5           307,199          6.5          (11,219)          5.7
Basic Industrial                       125,627         2.8           131,345          2.8           (5,718)          2.9
Brokerage                              180,207         4.0           187,738          4.0           (7,531)          3.8
Capital Goods                           19,678         0.4            19,766          0.4              (88)          0.0
Communications                          90,214         2.0            97,679          2.1           (7,465)          3.8
Consumer Cyclical                       93,878         2.1            97,903          2.1           (4,025)          2.0
Consumer Noncyclical                   163,162         3.6           169,562          3.6           (6,400)          3.2
Electric                               843,724        18.7           883,716         18.7          (39,992)         20.4
Energy                                 156,179         3.5           163,323          3.5           (7,144)          3.6
Finance Companies                       66,605         1.5            67,328          1.4             (723)          0.4
Insurance                              174,754         3.9           182,779          3.9           (8,025)          4.1
Municipal Agencies                       5,943         0.1             5,992          0.1              (49)          0.0
Natural Gas                            288,291         6.4           303,636          6.4          (15,345)          7.8
Non-Agency Mortgages                   307,962         6.8           329,010          7.0          (21,048)         10.8
Other Finance                           90,792         2.0            98,318          2.1           (7,526)          3.8
Other Government
  Agencies                                 483         0.0               491          0.0               (8)          0.0
Other Utility                               21         0.0                44          0.0              (23)          0.0
Technology                              31,455         0.7            32,660          0.7           (1,205)          0.6
Transportation                         171,890         3.8           185,524          3.9          (13,634)          6.9
U. S. Government                        24,914         0.5            25,503          0.5             (589)          0.3
------------------------------------------------------------------------------------------------------------------------------
Total                               $4,517,347       100.0%      $4,714,375        100.0%      $(197,028)        100.0%
==============================================================================================================================

        The range of maturity dates for securities in an unrealized loss position at June 30, 2004 varies, with 6.2% maturing in less than 5 years, 69.3% maturing between 5 and 10 years, and 24.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at June 30, 2004.

----------------------------------------------------------------------------------------------------------------------------
        S&P or Equivalent          Estimated        % Market      Amortized     % Amortized     Unrealized     % Unrealized
           Designation            Market Value       Value          Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
       ($ in thousands)

  AAA/AA/A                         $3,125,114         69.2%       $3,236,629        68.6%        $(111,515)       56.6%
  BBB                               1,119,936         24.8         1,168,925        24.8            (48,989)       24.9
----------------------------------------------------------------------------------------------------------------------------
  Investment grade                  4,245,050         94.0         4,405,554        93.4           (160,504)       81.5
----------------------------------------------------------------------------------------------------------------------------
  BB                                  138,745          3.1           149,258         3.2            (10,513)        5.3
  B                                   101,891          2.2           114,731         2.4            (12,840)        6.5
  CCC or lower                         31,661          0.7            44,832         1.0            (13,171)        6.7
----------------------------------------------------------------------------------------------------------------------------
  Below investment grade              272,297          6.0           308,821         6.6            (36,524)       18.5
----------------------------------------------------------------------------------------------------------------------------
  Total                            $4,517,347        100.0%       $4,714,375       100.0%        $(197,028)      100.0%
============================================================================================================================

        At June 30, 2004, securities in an unrealized loss position that were rated as below investment grade represented 6.0% of the total market value and 18.5% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $28.8 million. Bonds in an unrealized loss position rated less than investment grade were 1.6% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

        The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

----------------------------------------------------------------------------------------------------------------------------
                                     Estimated       % Market      Amortized      % Amortized    Unrealized     % Unrealized
                                    Market Value       Value         Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                            $142,753         52.4%       $147,961          48.0%      $  (5,208)        14.3%
›90 days but ‹= 180 days                22,739          8.4          24,657           8.0           (1,918)         5.3
›180 days but ‹= 270 days                1,713          0.6           1,747           0.6              (34)         0.1
›270 days but ‹= 1 year                  4,076          1.5           4,482           1.5             (406)         1.1
›1 year but ‹= 2 years                  16,189          6.0          20,979           6.8           (4,790)        13.2
›2 years but ‹= 3 years                 26,302          9.6          32,401          10.4           (6,099)        16.8
›3 years but ‹= 4 years                  3,136          1.2           3,255           1.1             (119)         0.3
›4 years but ‹= 5 years                  7,783          2.9           8,001           2.6             (218)         0.6
›5 years                                47,270         17.4          64,889          21.0          (17,619)        48.3
----------------------------------------------------------------------------------------------------------------------------
Total                                 $271,961        100.0%       $308,372         100.0%       $(36,411)       100.0%
============================================================================================================================

        At June 30, 2004, below investment grade securities with a market value of $42.5 million and $16.4 million of unrealized losses were securities issued in Protective Life sponsored commercial mortgage loan securitizations, most of which are in an unrealized loss position greater than five years. Protective Life does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective Life’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the six months ended June 30, 2004, Protective Life recorded $3.8 million of pretax other-than-temporary impairments in its investments, as compared to $9.0 million in the six months ended June 30, 2003.

        As discussed earlier, Protective Life’s management considers several factors when determining other-than-temporary impairments. Although Protective Life generally intends to hold securities until maturity, Protective Life may change its positions as a result of a change in circumstances. Any such decision is consistent with Protective Life’s classification of its investment portfolio as available for sale. During the six months ended June 30, 2004, Protective Life sold securities in an unrealized loss position with a market value of $164.7 million resulting in a realized loss of $5.4 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                              Proceeds       % Proceeds           Realized Loss          % Realized Loss
($ in thousands)
----------------------------------------------------------------------------------------------------------------------------

‹= 90 days                                    $ 10,098           6.1%                $(1,543)                  28.7%
›90 days but ‹= 180 days                             0           0.0                        0                    0.0
›180 days but ‹= 270 days                       79,518          48.3                   (2,229)                  41.5
›270 days but ‹= 1 year                         74,358          45.2                   (1,598)                  29.7
› 1 year                                           711           0.4                       (6)                   0.1
----------------------------------------------------------------------------------------------------------------------------
Total                                         $164,685         100.0%                $(5,376)                 100.0%
----------------------------------------------------------------------------------------------------------------------------

Mortgage Loans

        Protective Life records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At June 30, 2004 and December 31, 2003, Protective Life’s allowance for mortgage loan credit losses was $4.7 million.

        For several years Protective Life has offered a type of commercial mortgage loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2004, approximately $412.6 million of Protective Life’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At June 30, 2004, Protective Life had outstanding mortgage loan commitments of $755.3 million at an average rate of 6.29%.

Liabilities

        Many of Protective Life’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At June 30, 2004, Protective Life had policy liabilities and accruals of $10.1 billion. Protective Life’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At June 30, 2004, Protective Life had $4.9 billion of stable value contract account balances and $3.4 billion of annuity account balances.

Derivative Financial Instruments

        Protective Life utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk as well as currency exchange risk. Combinations of interest rate swap contracts, futures contracts, and option contracts are used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Swap contracts are also used to alter the effective durations of assets and liabilities. Protective Life uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,074.0 million in 2004. Protective Life’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective Life.

        Protective Life was committed at June 30, 2004, to fund mortgage loans in the amount of $755.3 million. Protective Life held $748.4 million in cash and short-term investments at June 30, 2004.

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

Capital

        At June 30, 2004, PLC had $9.0 million outstanding under its $200.0 million revolving line of credit due October 1, 2005, at an interest rate of 1.71%. Subsequent to June 30, 2004, PLC borrowed an additional $75 million under the line of credit in connection with the redemption of PLC’s 7.95% 10-year Senior Notes. In addition, on July 30, 2004, PLC amended the line of credit agreement to extend the maturity to July 30, 2009, and to allow Protective Life to borrow amounts under the line.

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

Contractual Obligations

        The table below sets forth future maturities of subordinated debt securities, stable value products, notes payable, operating lease obligation, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

------------------------------------------------------------------------------------------------------------------------------
                                                            2004             2005-2006         2007-2008         After 2008
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Stable value products(a)                                  $583,800          $2,097,998        $1,408,345         $831,021
Note payable                                                 2,218
Operating leases(b)                                          3,589              12,354            71,887            9,313
Mortgage loan commitments                                  755,350
Liabilities related to variable interest entities(c)           662               6,519            47,448
------------------------------------------------------------------------------------------------------------------------------
(a)      Anticipated stable value products cash flows, excluding interest not yet accrued.
(b)      Includes all lease payments required under operating lease agreements.
(c)      Liabilities related to variable interest entities are not the legal obligations of Protective Life, but will be repaid with cash flows generated by the variable interest entities.  The amounts represent scheduled principal payments.
------------------------------------------------------------------------------------------------------------------------------

        The table above excludes liabilities related to separate accounts of $2,314.8 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of Protective Life. These assets and liabilities are separately identified on the consolidated balance sheets of Protective Life. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        Under the direction of our President and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2004, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

                Exhibit 31(b) – Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003.

                Exhibit 32(a) — Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2003.

                Exhibit 32(b) — Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2003.

                Exhibit 99 – Safe Harbor for Forward-Looking Statements.

    (b)        The following Forms 8-K were filed with the Securities and Exchange Commission during the three months ended June 30, 2004:

                      A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on April 1, 2004.

                      A Form 8-K was filed under Items 5 and 7 with the Securities and Exchange Commission on April 2, 2004.

                      A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on April 7, 2004.

                      2 Form 8-Ks were filed under Item 7 with the Securities and Exchange Commission on April 14, 2004.

                      A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on April 19, 2004.

                      A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on April 28, 2004.

                      A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on May 25, 2004.

                      A Form 8-K was filed under Item 7 with the Securities and Exchange Commission on June 2, 2004.

                      2 Form 8-Ks were filed under Item 7 with the Securities and Exchange Commission on June 10, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              PROTECTIVE LIFE INSURANCE COMPANY

Date:      August 16, 2004                                    /s/ Steven G. Walker
                                                              Steven G. Walker
                                                              Senior Vice President, Controller and
                                                              Chief Accounting Officer
                                                              (Duly authorized officer)