Form 10-Q
period 2004-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2004-11-15
CIK 310826

___________________________________________________________________________

FORM 10-Q

_____________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 12, 2004: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

INDEX

                                                                                               Page Number

Part I.  Financial Information:
   Item 1.  Financial Statements (unaudited):
       Report of Independent Registered Public Accounting Firm............................................
       Consolidated Condensed Statements of Income for the
           Nine Months ended September 30, 2004 and 2003..................................................
       Consolidated Condensed Balance Sheets as of September 30, 2004
           and December 31, 2003..........................................................................
       Consolidated Condensed Statements of Cash Flows for the
           Nine Months ended September 30, 2004 and 2003..................................................
       Notes to Consolidated Condensed Financial Statements...............................................

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

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................

   Item 4.  Controls and Procedures.......................................................................

Part II.  Other Information:
   Item 6.  Exhibits......................................................................................

Signature.................................................................................................

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and its subsidiaries as of September 30, 2004, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2004 and 2003 and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 15, 2004

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)
(Unaudited)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30                  SEPTEMBER 30
                                                                        2004         2003             2004           2003
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Premiums and policy fees                                           $ 456,973      $420,244     $1,347,532       $1,197,430
   Reinsurance ceded                                                   (273,074)     (233,768)      (798,664)        (620,874)
--------------------------------------------------------------------------------------------------------------------------------
   Premiums and policy fees, net of reinsurance ceded                   183,899       186,476        548,868          576,556
   Net investment income                                                259,945       236,633        767,709          733,065
   Realized investment gains (losses):
     Derivative financial instruments                                    (4,218)       (4,868)         6,814          (15,133)
     All other investments                                                9,647        27,042         26,351           62,288
   Other income                                                          14,766         9,586         41,087           40,709
--------------------------------------------------------------------------------------------------------------------------------
                                                                        464,039       454,869      1,390,829        1,397,485
--------------------------------------------------------------------------------------------------------------------------------
BENEFITS AND EXPENSES
   Benefits and settlement expenses
     (net of reinsurance ceded:
     three months: 2004 - $304,134; 2003 - $214,347
     nine months: 2004 - $791,122; 2003 - $643,118)                     280,302       281,692        844,278          863,901
   Amortization of deferred policy acquisition costs                     52,375        56,243        157,222          176,804
   Other operating expenses (net of reinsurance ceded:
     three months: 2004 - $40,660; 2003 - $27,767
     nine months: 2004 - $121,774; 2003 - $90,781)                       40,739        33,343        100,196          112,922
--------------------------------------------------------------------------------------------------------------------------------
                                                                        373,416       371,278      1,101,696        1,153,627
--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX                                                 90,623        83,591        289,133          243,858

Income tax expense                                                       34,979        28,811        101,023           82,180
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               55,644        54,780        188,110          161,678
--------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of change in accounting principle,
  net of income tax                                                           0             0        (10,128)               0
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 55,644      $ 54,780     $  177,982       $  161,678
================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)
(Unaudited)

                                                                                                SEPTEMBER 30        DECEMBER 31
                                                                                                    2004              2003
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Investments:
     Fixed maturities, at market (amortized cost: 2004 - $12,650,266; 2003 - $12,314,822)        $13,324,485      $12,927,520
     Equity securities, at market (cost: 2004 - $27,250; 2003 - $29,169)                              29,883           30,521
     Mortgage loans on real estate                                                                 2,904,729        2,733,722
     Investment in real estate, net                                                                   81,691           13,152
     Policy loans                                                                                    485,282          502,748
     Other long-term investments                                                                     213,868          244,913
     Short-term investments                                                                          967,388          510,635
--------------------------------------------------------------------------------------------------------------------------------
         Total investments                                                                        18,007,326       16,963,211
   Cash                                                                                               81,113          111,059
   Accrued investment income                                                                         200,574          184,439
   Accounts and premiums receivable, net                                                              41,731           43,095
   Reinsurance receivables                                                                         2,574,962        2,308,153
   Deferred policy acquisition costs                                                               1,844,207        1,863,568
   Goodwill                                                                                           36,182           35,143
   Property and equipment, net                                                                        44,339           43,156
   Other assets                                                                                      217,944          198,581
   Assets related to separate accounts
     Variable annuity                                                                              2,110,082        2,045,038
     Variable universal life                                                                         192,478          171,408
     Other                                                                                             4,333            4,361
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $25,355,271      $23,971,212
================================================================================================================================
LIABILITIES
   Policy liabilities and accruals                                                               $10,320,448      $ 9,693,818
   Stable value product account balances                                                           5,143,367        4,676,531
   Annuity account balances                                                                        3,429,472        3,480,577
   Other policyholders' funds                                                                        155,480          158,359
   Other liabilities                                                                                 868,954          764,097
   Accrued income taxes                                                                                1,182            5,718
   Deferred income taxes                                                                             301,544          339,273
   Notes payable                                                                                       2,210            2,234
   Liabilities related to variable interest entities                                                  54,053                0
   Liabilities related to separate accounts
     Variable annuity                                                                              2,110,082        2,045,038
     Variable universal life                                                                         192,478          171,408
     Other                                                                                             4,333            4,361
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  22,583,603       21,341,414
--------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE B
SHARE-OWNER'S EQUITY
   Preferred Stock, $1.00 par value, shares authorized and issued: 2,000,
     liquidation preference $2,000                                                                         2                2
   Common Stock, $1.00 par value, shares authorized and issued: 5,000,000                              5,000            5,000
   Additional paid-in capital                                                                        865,805          863,819
   Note receivable from PLC Employee Stock Ownership Plan                                             (2,983)          (3,426)
   Retained earnings                                                                               1,609,799        1,431,818
   Accumulated other comprehensive income:
     Net unrealized gains on investments
     (net of income tax: 2004 - $156,308; 2003 - $177,642)                                           290,287          329,907
     Accumulated gain - hedging (net of income tax: 2004 - $2,024; 2003 - $1,442)                      3,758            2,678
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,771,668        2,629,798
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $25,355,271      $23,971,212
================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30
                                                                                                         2004            2003
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                               $   177,982      $   161,678
   Net income
   Adjustments to reconcile net income to net cash provided by operating activities:
     Realized investment (gains) losses                                                                (17,629)         (37,032)
     Amortization of deferred policy acquisition costs                                                 157,222          176,804
     Capitalization of deferred policy acquisition costs                                              (271,352)        (296,582)
     Depreciation expense                                                                               12,692           13,535
     Deferred income tax                                                                                21,659           38,519
     Accrued income tax                                                                                (40,394)         (28,075)
     Interest credited to universal life and investment products                                       480,789          494,054
     Policy fees assessed on universal life and investment products                                   (261,058)        (240,747)
     Change in accrued investment income and other receivables                                        (281,665)          69,901
     Change in policy liabilities and other policyholders' funds of traditional
       life and health products                                                                        567,156           92,014
     Change in other liabilities                                                                       (72,146)        (119,688)
     Other, net                                                                                        (27,322)          19,127
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                           445,934          343,508
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments available for sale, net of short-term investments:
     Maturities and principal reductions of investments                                              1,493,142        4,046,656
     Sale of investments                                                                             2,905,106        3,167,909
     Cost of investments acquired                                                                   (4,691,103)      (7,796,188)
   Change in mortgage loans, net                                                                      (170,181)        (160,209)
   Change in investment in real estate, net                                                                123            3,776
   Change in policy loans, net                                                                          17,466           19,292
   Change in other long-term investments, net                                                            3,098            3,630
   Change in short-term investments, net                                                              (282,214)         256,844
   Purchase of property and equipment                                                                  (13,093)         (13,224)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (737,656)        (471,514)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under line of credit arrangement and debt                                                      0          111,725
   Principal payments on line of credit arrangement and debt                                            (1,699)             (15)
   Investment product deposits and change in universal life deposits                                 2,109,203        1,325,893
   Investment product withdrawals                                                                   (1,845,728)      (1,314,753)
---------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                           261,776          122,850
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                                                         (29,946)          (5,156)
CASH AT BEGINNING OF PERIOD                                                                            111,059           85,850
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                                              $    81,113       $   80,694
=================================================================================================================================

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands)

NOTE A – BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (“Protective Life”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in Protective Life’s annual report on Form 10-K for the year ended December 31, 2003.

        Protective Life is a wholly-owned subsidiary of Protective Life Corporation (“PLC”).

        Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

        With respect to the unaudited consolidated condensed financial information of Protective Life for the nine-month periods ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 15, 2004, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

Corporate and Other. Protective Life has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital). This segment also includes earnings from several small non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other in 2004, and prior period segment data was restated to reflect the change.

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

        The following tables set forth total revenue by segment, segment operating income, and assets for the periods shown. Asset adjustments represent the inclusion of assets related to discontinued operations. The increase in the goodwill balance in the Asset Protection segment relates to the merger of an affiliated company with an insurance subsidiary of Protective Life and the sale of a small subsidiary in the first quarter of 2004.

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
Total Revenue                                                     2004         2003               2004          2003
                                                               -------------------------      --------------------------

   Life Marketing                                               $122,639     $108,926         $  352,486    $  346,297
   Acquisitions                                                  108,760      115,005            331,491       349,500
   Annuities                                                      65,041       71,165            192,487       212,485
   Stable Value Products                                          73,465       66,186            210,065       181,366
   Asset Protection                                               68,849       78,626            209,953       243,325
   Corporate and Other                                            25,285       14,961             94,347        64,512
                                                               -------------------------      --------------------------
                                                                $464,039     $454,869         $1,390,829    $1,397,485
                                                               =========================      ==========================

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
Segment Operating Income                                          2004         2003               2004          2003
                                                               -------------------------      --------------------------

   Life Marketing                                               $ 37,933      $38,966          $ 121,898     $116,849
   Acquisitions                                                   21,275       25,104             65,875       72,844
   Annuities                                                       3,753        2,500             10,848        8,884
   Stable Value Products                                          13,313        9,523             38,938       28,759
   Asset Protection                                                5,073        4,612             13,527       15,410
   Corporate and Other                                             7,961       (8,496)            16,888      (19,822)
                                                               -------------------------      --------------------------
Total segment operating income                                    89,308       72,209            267,974      222,924

   Add back: realized investment gains (losses)                    5,429       22,174             33,165       47,155
   Less: related amortization of deferred policy acquisition costs 2,669        8,167              6,880       18,265
   Less: derivative gains related to investments                   1,445        2,625              5,126        7,956
                                                               -------------------------      --------------------------
Income before income tax                                          90,623       83,591            289,133      243,858
   Income tax expense                                            (34,979)     (28,811)          (101,023)     (82,180)
                                                               -------------------------      --------------------------
   Net income before cumulative effect of change in
     accounting principle                                         55,644       54,780            188,110      161,678
   Cumulative effect of change in accounting principle                 0            0            (10,128)           0
                                                               -------------------------      --------------------------
Net income                                                       $55,644      $54,780          $ 177,982    $ 161,678
                                                               =========================      ==========================

                                                                         Operating Segment Assets
                                                                             September 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Life                                              Stable Value
                                                                  Marketing        Acquisitions        Annuities         Products
------------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                       $5,683,653        $4,093,948         $5,573,668      $5,005,407
Deferred policy acquisition costs                                   1,243,508           311,137             95,098          16,120
Goodwill
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                    $6,927,161        $4,405,085         $5,668,766      $5,021,527
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Asset            Corporate                            Total
                                                                  Protection         and Other        Adjustments     Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Investments and other assets                                      $  841,955         $2,229,727         $46,524         $23,474,882
Deferred policy acquisition costs                                    169,252              9,092                           1,844,207
Goodwill                                                              36,182                                                 36,182
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                   $1,047,389         $2,238,819         $46,524         $25,355,271
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
====================================================================================================================================

NOTE D – STATUTORY REPORTING PRACTICES

        Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2004, and for the nine months then ended, Protective Life and its insurance subsidiaries had combined capital and surplus of $1,167.0 million and net income of $121.3 million. At September 30, 2004, the combined asset valuation reserve held by Protective Life’s insurance subsidiaries was $203.2 million.

NOTE E – REINSURANCE RECEIVABLE

        In 2002, Protective Life discovered that it had overpaid reinsurance premiums to several reinsurance companies. In the first nine months of 2003, Protective Life increased premiums and policy fees $18.4 million as a result of cash received and changes in expected receipts at that time. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisition costs in the first nine months of 2003. As a result, Protective Life’s pretax income for the first nine months of 2003 increased by $12.3 million. In the second quarter of 2004, Protective Life adjusted its estimate of the expected receipts, resulting in a $1.0 million decrease in pretax income.

NOTE F – RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. Protective Life consolidated, as of March 31, 2004, a real estate investment company that Protective Life had previously reported as an investment. The entity was consolidated based on the determination that Protective Life was the primary beneficiary. The consolidation resulted in Protective Life’s reported assets and liabilities increasing by $54.5 million with an immaterial impact on results of operations.

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

NOTE G –COMPREHENSIVE INCOME

        The following table sets forth Protective Life’s comprehensive income for the periods presented below:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                                    2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------

  Net income                                                     $  55,644        $ 54,780         $177,982        $161,678
  Change in net unrealized gains/losses on
    investments (net of income tax:
    three months: 2004 - $98,174; 2003 - $(46,261)
    nine months: 2004 - $(12,111); 2003 - $85,817)                 182,323         (85,914)         (22,492)        159,375
  Change in accumulated gain-hedging (net of tax:
    three months: 2004 - $(1,623); 2003 - $615
    nine months: 2004 - $582; 2003 - $2,361)                        (3,014)          1,143            1,080           4,385
  Reclassification adjustment for amounts included
    in net income (net of income tax:
    three months: 2004 - $(3,376); 2003 - $(9,465)
    nine months: 2004 - $(9,223); 2003 - $(21,801))                 (6,270)        (17,577)         (17,128)        (40,487)
  -----------------------------------------------------------------------------------------------------------------------------
  Comprehensive income (loss)                                    $ 228,683        $(47,568)        $139,442        $284,951
  =============================================================================================================================

NOTE H –RETIREMENT BENEFIT PLANS

        The following table sets forth the amount of net periodic benefit cost recognized for PLC’s defined benefit pension plan and unfunded excess benefits plan:

------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30                 SEPTEMBER 30
                                                                           2004           2003          2004          2003
------------------------------------------------------------------------------------------------------------------------------

         Service cost                                                    $1,368         $1,150         $4,581       $3,849
         Interest cost                                                    1,566          1,345          5,243        4,503
         Expected return on plan assets                                  (1,578)        (1,289)        (5,285)      (4,315)
         Amortization of prior service cost                                  53             53            177          177
         Amortization of net loss                                           512            268          1,716          899
------------------------------------------------------------------------------------------------------------------------------
         Net periodic benefit cost                                       $1,921         $1,527         $6,432       $5,113
==============================================================================================================================

        PLC previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $6.4 million to its pension plan in 2004. PLC now estimates that it will contribute $19.8 million to its pension plan in 2004. As of September 30, 2004, no contributions had been made. As of November 1, 2004, $12.5 million had been contributed to the pension plan.

        PLC’s defined benefit pension plan covers substantially all of its employees, including Protective Life employees. The plan is not separable by affiliates participating in the plan.

        In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the nine months ended September 30, 2004 and 2003 was immaterial.

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

        The variable annuity separate account balances subject to GMDB were $2.1 billion at September 30, 2004. The total guaranteed amount payable based on variable annuity account balances at September 30, 2004, was $292.5 million (including $258.5 million in the Annuities segment and $34.0 million in the Acquisitions segment), with a GMDB reserve of $6.1 million (including $5.6 million in the Annuities segment and $0.5 million in the Acquisitions segment). The average attained age of contract holders at September 30, 2004 was 65.

        Activity relating to GMDB reserves was as follows:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                                    2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------

    Incurred claims                                               $1,772          $  766            $3,071         $6,286
    Paid claims                                                    1,244           1,280             2,852          6,256
  -----------------------------------------------------------------------------------------------------------------------------

        Account balances of variable annuities with guarantees were invested in variable annuity separate accounts as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                         SEPTEMBER 30, 2004         DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------------------------

         Equity mutual funds                                                 $1,905,870                 $1,845,952
         Fixed income mutual funds                                              204,212                    199,086
-------------------------------------------------------------------------------------------------------------------------
         Total                                                               $2,110,082                 $2,045,038
=========================================================================================================================

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

        Activity in Protective Life’s deferred sales inducement asset was as follows:

  -----------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       SEPTEMBER 30                     SEPTEMBER 30
                                                                    2004            2003             2004            2003
  -----------------------------------------------------------------------------------------------------------------------------

    Deferred asset, beginning of period                           $27,566         $29,221          $27,713         $31,557
    Amounts deferred                                                3,231           2,941            9,141           7,873
    Amortization                                                   (3,210)         (3,545)          (9,267)        (10,813)
  -----------------------------------------------------------------------------------------------------------------------------
    Deferred asset, end of period                                 $27,587         $28,617          $27,587         $28,617
  =============================================================================================================================

        In September 2004, the AICPA issued a Technical Practice Aid (TPA) which contains additional interpretive guidance on applying certain provisions of SOP 03-1. Among other items, the TPA provides guidance on the definition of an assessment, the accounting for universal life contracts that exhibit losses followed by losses, and the accounting for reinsurance of the additional mortality reserves required by the SOP. Protective Life is currently evaluating the provisions of the TPA to determine what impact, if any, it may have on previously reported earnings, including the cumulative effect adjustment. Protective Life anticipates making any adjustments resulting from the application of this guidance during the fourth quarter of 2004. Adoption of the TPA guidance that results in changes to previously reported information will be recorded in accordance with APB 20, “Accounting Changes”.

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

        The factors which could affect Protective Life’s future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management’s assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over- or underpayments of amounts owed to or by Protective Life and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; Protective Life is exposed to potential risks from recent legislation requiring companies to evaluate their internal controls over financial reporting; changes to tax law or interpretations of existing tax law could adversely affect Protective Life and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; the financial services and insurance industry is sometimes the target of law enforcement investigations; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates, limit the availability of reinsurance in the future or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital and could be impacted by the availability of reasonably priced reinsurance; and new accounting rules or changes to existing accounting rules could negatively impact Protective Life. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

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

RESULTS OF OPERATIONS

        In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs (DAC), and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of segment operating income because the swaps are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of Protective Life’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing Protective Life’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of Protective Life’s results of operations. Note that Protective Life’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

        The following table sets forth a summary of results and reconciles segment operating income (loss) to consolidated net income:

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30                             SEPTEMBER 30
                                                       2004          2003       CHANGE          2004         2003       CHANGE
                                                  -------------------------------------     -----------------------------------

Life Marketing                                     $ 37,933      $ 38,966       (2.7)%       $121,898     $116,849       4.3%
Acquisitions                                         21,275        25,104      (15.3)          65,875       72,844      (9.6)
Annuities                                             3,753         2,500       50.1           10,848        8,884      22.1
Stable Value Products                                13,313         9,523       39.8           38,938       28,759      35.4
Asset Protection                                      5,073         4,612       10.0           13,527       15,410     (12.2)
Corporate & Other                                     7,961        (8,496)      n/m            16,888      (19,822)     n/m
                                                  ---------------------------               -------------------------
                                                     89,308        72,209       23.7          267,974      222,924      20.0

Realized investment gains (losses) - investments(1)   6,978        18,875                      19,471       44,023
Realized investment gains (losses) - derivatives(2)  (5,663)       (7,493)                      1,688      (23,089)
Income tax expense                                  (34,979)      (28,811)                   (101,023)     (82,180)
                                                  ---------------------------               -------------------------
Net income before cumulative effect of change
   in accounting principle                           55,644        54,780        1.6          188,110      161,678      16.3
Cumulative effect of change in accounting
principle, net of income tax                                                                  (10,128)
                                                  ---------------------------               -------------------------
       Net income                                  $ 55,644      $ 54,780        1.6         $177,982     $161,678      10.1
                                                  ===========================               =========================

(1) Realized investment gains (losses)-investments  $ 9,647       $27,042                     $26,351      $62,288
    Related amortization of DAC                      (2,669)       (8,167)                     (6,880)     (18,265)
                                                  ---------------------------               -------------------------
                                                    $ 6,978       $18,875                     $19,471      $44,023

(2) Realized investment gains (losses)-derivatives  $(4,218)      $(4,868)                    $ 6,814     $(15,133)
    Settlements on certain interest rate swaps       (1,445)       (2,625)                     (5,126)      (7,956)
                                                  ---------------------------               -------------------------
                                                    $(5,663)      $(7,493)                    $ 1,688     $(23,089)

        Compared to third quarter 2003, net income increased 1.6% reflecting lower investment gains offset by an improvement in segment operating income. Net income for the first nine months of 2004 increased 10.1% due to higher contributions from segment operating income and realized investment gains, somewhat offset by the cumulative effect charge. The reduction in realized investment gains for the quarter was primarily due to higher gains on sales of fixed maturity securities in the prior year quarter as well as a significant increase in impairments recorded during the current quarter. For the first nine months of 2004, a significant reduction in gains from sales of securities was more than offset by higher contributions from derivatives. Excluding the impact of reinsurance recoveries during 2003 (see Note E), Life Marketing’s operating income decreased 2.7% and increased 16.6% over the third quarter and first nine months of 2003, respectively, reflecting continued growth in life insurance in-force through new sales, offset by the impact of significantly lower sales levels in the current quarter. For both the quarter and year-to-date comparisons, an increase in average account values and widening of spreads drove the improvement in the Stable Value Products segment, while improvement in the equity markets and higher sales of fixed annuities contributed to the increase in the Annuities segment’s earnings. Excluding gains from charter sales, Asset Protection segment operating income increased 10.0% and 46.2% over the third quarter and first nine months of 2003, primarily due to significant improvement in the segment’s service contract lines. The Acquisitions segment’s earnings for the quarter and year-to-date declined due to the normal runoff of the segment’s previously acquired blocks of business. The improvement in Corporate and Other earnings primarily reflects reduced losses from runoff insurance lines as well as higher amounts of investment income.

        Included in net income for the first nine months of 2004 is a cumulative effect charge of $10.1 million arising from Protective Life’s adoption of SOP 03-1 (see Note I for further discussion of SOP 03-1).

RESULTS BY BUSINESS SEGMENT

        In the following segment discussions, various statistics and other key data Protective Life uses to evaluate its segments are presented. Sales statistics are used by Protective Life to measure the relative progress in its marketing efforts, but typically have little immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made, based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

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

Life Marketing

        The Life Marketing segment markets level premium term and term-like insurance, universal life (UL), and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the “bank owned life insurance” (BOLI) market. Segment results were as follows:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE         2004       2003      CHANGE
                                                           --------------------------------    --------------------------------
REVENUES
   Gross premiums and policy fees                          $ 253,951   $219,410      15.7%     $ 740,868   $ 607,770    21.9%
   Reinsurance ceded                                       (191,228)   (167,706)     14.0       (565,086)   (433,645)   30.3
                                                           ----------------------              ----------------------
   Net premiums and policy fees                              62,723      51,704      21.3        175,782     174,125     1.0
   Net investment income                                     59,710      57,885       3.2        176,117     171,654     2.6
   Other income                                                 206        (663)      n/m            587         518    13.3
                                                           ----------------------              ----------------------
     Total operating revenues                               122,639     108,926                  352,486     346,297     1.8

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          78,361      68,540      14.3        217,079     205,638     5.6
   Amortization of deferred policy acquisition costs         14,823      12,788      15.9         46,830      52,705   (11.1)
   Other operating expenses                                  (8,478)    (11,368)    (25.4)       (33,321)    (28,895)   15.3
                                                           ----------------------              ----------------------
     Total benefits and expenses                             84,706      69,960      21.1        230,588     229,448     0.5

OPERATING INCOME                                             37,933      38,966      (2.7)       121,898     116,849     4.3
                                                           ----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $ 37,933    $ 38,966      (2.7)     $ 121,898   $ 116,849     4.3
                                                           ======================              ======================

        The following table summarizes key data for the Life Marketing segment:

                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30                            SEPTEMBER 30
                                                       2004          2003      CHANGE          2004          2003       CHANGE
                                                  ------------------------------------     -------------------------------------
Sales By Product
   Traditional                                        $41,046       $56,372    (27.2)%        $130,089     $150,576     (13.6)%
   Universal life                                      16,330        20,098    (18.7)           53,293       56,980      (6.5)
   Variable universal life                              1,492         1,245     19.8             4,091        3,226      26.8
                                                  ---------------------------              --------------------------
                                                      $58,868       $77,715    (24.3)         $187,473     $210,782     (11.1)
                                                  ===========================              ==========================

Sales By Distribution Channel
   Brokerage general agents                           $37,808       $52,427    (27.9)         $120,135     $136,198     (11.8)
   Independent agents                                  12,616        13,252     (4.8)           37,926       36,256       4.6
   Stockbrokers/banks                                   7,018         6,634      5.8            19,857       17,880      11.1
   Direct response                                         85         1,270    (93.3)              939        4,885     (80.8)
   BOLI                                                 1,341         4,132    (67.5)            8,616       15,563     (44.6)
                                                  ---------------------------              --------------------------
                                                      $58,868       $77,715    (24.3)         $187,473     $210,782     (11.1)
                                                  ===========================              ==========================

Average Life Insurance In-Force(3)
   Traditional                                    $303,556,718  $234,824,652    29.3       $289,615,677 $213,512,049     35.6
   Universal life                                   40,756,564    37,013,919     10.1        39,910,123   36,451,614      9.5
                                                  ---------------------------              --------------------------
                                                  $344,313,282  $271,838,571     26.7      $329,525,800 $249,963,663      31.8
                                                  ===========================              ==========================
Average Account Values
   Universal life                                  $3,666,987    $3,213,491     14.1        $3,565,474    $3,083,786     15.6
   Variable universal life                            190,721       142,769     33.6           183,879       128,873     42.7
                                                  ---------------------------              --------------------------
                                                   $3,857,708    $3,356,260     14.9        $3,749,353    $3,212,659     16.7
                                                  ===========================              ==========================

Interest Spread - Universal Life(2)
   Net investment income yield                         6.40%        6.80%                      6.44%         6.97%
   Interest credited to policyholders                  4.88         5.38                       4.92          5.49
                                                  ---------------------------              --------------------------
     Interest spread                                   1.52%        1.42%                      1.52%         1.48%
                                                  ===========================              ==========================

Mortality Experience (1)                               $166        $1,536                     $2,187         $205

(1)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.
(2)     Interest spread on average general account values.
(3)     Amounts are not adjusted for reinsurance ceded.

        Operating income decreased 2.7% from the third quarter of 2003 and increased 4.3% from the first nine months of 2003, reflecting lower sales in the current year and the positive impact of reinsurance recoveries on 2003 results. During the first nine months of 2003, the segment recognized additional net premiums of $18.4 million, amortization of DAC of $6.1 million, and operating income of $12.3 million as a result of recoveries from previously overpaid reinsurance premiums (see Note E). Excluding the impact from these recoveries, operating income increased 16.6% for the year-to-date. The increase in operating income for the nine-month period reflects continued growth of life insurance in-force through new sales. Current quarter operating income was lower then the third quarter of 2003 as the growth of life insurance in-force was more than offset by higher overall expenses and lower levels of capitalization driven by the decline in sales.

        Gross premiums and policy fees grew by 15.7% and 21.9% in the current quarter and year-to-date comparisons due to the growth in life insurance in-force achieved over the last several quarters, while amounts ceded increased 14.0% and 25.0% (excluding reinsurance recoveries in 2003) as the segment continued to reinsure a significant amount of its new business. Net investment income increased approximately 3% over the third quarter and first nine months of 2003 reflecting the growth of the segment’s assets, offset by lower investment yields.

        Benefits and settlement expenses were 14.3% and 5.6% higher than the third quarter and first nine months of 2003 due to growth in life insurance in-force, offset by lower crediting rates on UL products, and normal fluctuations in mortality experience. Mortality for the current quarter was $1.4 million less favorable versus the third quarter of 2003, while the first nine months of 2004 were $2.0 million more favorable versus the same period in 2003. Amortization of DAC (excluding the effect of reinsurance recoveries in 2003) was 15.9% and 0.5% higher for the quarter and year-to-date. The increase in amortization in the third quarter of 2004 is the result of the growth of life insurance in-force, somewhat offset by a decrease of $0.3 million due to favorable unlocking, primarily caused by a reduction of interest crediting rates in the current quarter. The change in amortization of DAC for the year-to-date reflects the impact of unlocking on UL products, the impact of the second quarter 2004 reinsurance receivable adjustment, and Protective Life’s adoption of SOP 03-1. Unlocking on UL products reduced amortization by $1.7 million, while the application of SOP 03-1 reduced amortization by $1.3 million for the first nine months of 2004. In addition, the adjustment to the reinsurance receivable in the second quarter of 2004 reduced amortization by $1.0 million.

        Other operating expenses for the segment were as follows:

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30                          SEPTEMBER 30
                                                             2004       2003       CHANGE          2004       2003     CHANGE
                                                         ----------------------------------    --------------------------------

  First year commissions                                 $ 67,778    $ 81,942      (17.3)%     $ 209,553   $ 218,313    (4.0)%
  Renewal commissions                                       8,222       7,362       11.7          23,399      20,241    15.6
  First year ceding allowances                            (41,541)    (49,596)     (16.2)       (125,165)   (134,587)   (7.0)
  Renewal ceding allowances                               (37,900)    (29,966)      26.5        (108,185)    (80,958)   33.6
  General & administrative                                 41,975      48,426      (13.3)        137,688     136,975     0.5
  Taxes, licenses and fees                                  5,951       5,417        9.9          16,384      14,591    12.3
                                                         ----------------------                ----------------------
   Other operating expenses incurred                       44,485      63,585      (30.0)        153,674     174,575   (12.0)

   Less commissions, allowances & expenses capitalized    (52,963)    (74,953)     (29.3)       (186,995)   (203,470)   (8.1)
                                                         ----------------------                ----------------------
   Other operating expenses                              $ (8,478)   $(11,368)     (25.4)      $ (33,321)  $ (28,895)   15.3
                                                         ======================                ======================

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

        Other operating expenses were 25.4% less favorable versus the third quarter of 2003, as the 24.3% decrease in sales negatively impacted the segment’s expense capitalization levels. Expenses for the first nine months of 2004 were 15.3% more favorable versus 2003 as the effect of higher reinsurance allowances more than offset the impact of the 11.1% decrease in sales. General and administrative expenses decreased 13.3% versus third quarter 2003, primarily reflecting lower underwriting costs achieved through rate reductions from certain vendors in the fourth quarter of 2003. For the first nine months of 2004, general and administrative expenses were relatively unchanged due to higher expense levels in the first quarter of 2004. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter and year-to-date.

        Sales for the segment decreased 24.3% and 11.1% versus the third quarter and first nine months of 2003 primarily due to lower production of traditional life at Empire General, which is included within the brokerage general agent channel. As expected, traditional life business sold through Empire General declined $11.8 million and $17.4 million versus the unusually strong levels achieved in the third quarter and first nine months of 2003. Sales of BOLI business also declined significantly from the strong sales achieved in 2003. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns. In recent quarters, the segment has changed its direct response business sold through Matrix Direct to focus on a multi-carrier distribution strategy, resulting in the significant decrease in Protective Life’s direct response sales versus 2003.

Acquisitions

        The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies sold to individuals. Segment results were as follows:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE         2004       2003      CHANGE
                                                          ---------------------------------    --------------------------------

REVENUES
   Gross premiums and policy fees                          $ 66,985    $ 71,903      (6.8)%     $206,113   $216,292     (4.7)%
   Reinsurance ceded                                        (16,562)    (17,573)     (5.8)       (51,503)   (54,730)    (5.9)
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              50,423      54,330      (7.2)       154,610    161,562     (4.3)
   Net investment income                                     57,682      61,004      (5.4)       175,041    185,820     (5.8)
   Other income                                                 655        (329)      n/m          1,840      2,118    (13.1)
                                                          -----------------------              ----------------------
     Total operating revenues                               108,760     115,005      (5.4)       331,491    349,500     (5.2)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          71,571      72,500      (1.3)       215,931    218,070     (1.0)
   Amortization of deferred policy acquisition costs          7,056       7,817      (9.7)        22,381     26,372    (15.1)
   Other operating expenses                                   8,858       9,584      (7.6)        27,304     32,214    (15.2)
                                                          -----------------------              ----------------------
     Total benefits and expenses                             87,485      89,901      (2.7)       265,616    276,656     (4.0)

OPERATING INCOME                                             21,275      25,104     (15.3)        65,875     72,844     (9.6)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $ 21,275    $ 25,104     (15.3)      $ 65,875   $ 72,844     (9.6)
                                                          =======================              ======================

        The following table summarizes key data for the Acquisitions segment:

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         SEPTEMBER 30                              SEPTEMBER 30
                                                      2004           2003       CHANGE          2004         2003      CHANGE
                                                 --------------------------------------     -----------------------------------

Average Life Insurance In-Force(2)
   Traditional                                    $11,876,806   $13,452,275     (11.7)%     $12,058,599  $13,876,283   (13.1)%
   Universal life                                  18,215,608    19,720,935      (7.6)       18,387,091   20,164,841    (8.8)
                                                 ----------------------------               -------------------------
                                                  $30,092,414   $33,173,210     (9.3)       $30,445,690  $34,041,124  (10.6)
                                                 ============================               =========================

Average Account Values
   Universal life                                  $1,725,139    $1,747,081      (1.3)       $1,729,421   $1,747,735    (1.0)
   Fixed annuity(3)                                   218,668       226,299      (3.4)          219,160      227,139    (3.5)
   Variable annuity                                    90,121       102,896     (12.4)           93,632      103,310    (9.4)
                                                 ----------------------------               -------------------------
                                                   $2,033,928    $2,076,276      (2.0)       $2,042,213   $2,078,184    (1.7)
                                                 ============================               =========================

Interest Spread - UL & Fixed Annuities
   Net investment income yield                        7.18%         7.43%                       7.23%        7.57%
   Interest credited to policyholders                 5.19          5.61                        5.20         5.62
                                                 ============================               =========================
     Interest spread                                  1.99%         1.82%                       2.03%        1.95%
                                                 ============================               =========================

Mortality Experience (1)                             $1,071          $23                       $3,947       $2,594

(1)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.

(2)     Amounts are not adjusted for reinsurance ceded.

(3)     Includes general account balances held within variable annuity products.

        Net premiums and policy fees declined by 7.2% and 4.3% versus the third quarter and first nine months of 2003 due to the continued runoff from acquired blocks of business. Net investment income was also lower for the current quarter and year-to-date, caused by the runoff of business and lower overall earned rates. The segment has continued to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

        Policy benefit expenses were down approximately 1% versus the third quarter and first nine months of 2003, due to the decline in in-force as well as favorable mortality. Amortization of DAC decreased during the current quarter and first nine months of 2004 due to the overall decline in business, as well as lower gross profits on certain universal life blocks primarily caused by higher mortality. Other operating expenses decreased 7.6% and 15.2% versus the third quarter and first nine months of 2003, due to conversion costs incurred for the Conseco acquisition during 2003 as well as lower agent commissions incurred as a result of lower net premiums.

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

Annuities

        The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force. Segment results were as follows:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

REVENUES
   Gross premiums and policy fees                         $  7,370     $  6,864      7.4%      $ 22,592   $  19,134      18.1%
   Reinsurance ceded
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              7,370        6,864      7.4         22,592      19,134      18.1
   Net investment income                                    52,854       54,660     (3.3)       155,965     170,881      (8.7)
   Other income                                              1,293        1,058     22.2          4,112       2,655      54.9
                                                          -----------------------              ----------------------
     Total operating revenues                               61,517       62,582     (1.7)       182,669     192,670      (5.2)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                         46,526       48,385     (3.8)       137,028     152,710     (10.3)
   Amortization of deferred policy acquisition costs         5,790        5,341      8.4         17,755      13,596      30.6
   Other operating expenses                                  5,448        6,356    (14.3)        17,038      17,480      (2.5)
                                                          -----------------------              ----------------------
     Total benefits and expenses                            57,764       60,082     (3.9)       171,821     183,786      (6.5)

OPERATING INCOME                                             3,753        2,500     50.1         10,848       8,884      22.1

   Realized investment gains (losses)                        3,524        8,583                   9,818      19,815
   Related amortization of DAC                              (2,669)      (8,167)                 (6,880)    (18,265)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                  $  4,608    $   2,916     58.0        $13,786    $ 10,434      32.1
                                                          =======================              ======================

         The following table summarizes key data for the Annuities segment:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

Sales
   Fixed annuity                                            $106,391    $ 15,948    567.1%      $230,790    $139,734     65.2%
   Variable annuity                                           74,231      87,459    (15.1)       199,272     284,320    (29.9)
                                                          -----------------------              ----------------------
                                                            $180,622    $103,407     74.7       $430,062    $424,054      1.4
                                                          =======================              ======================

Average Account Values
   Fixed annuity(3)                                       $3,227,028  $3,269,706     (1.3)     $3,189,657 $3,329,490     (4.2)
   Variable annuity                                        1,992,107   1,674,953     18.9       1,993,651  1,517,772     31.4
                                                          -----------------------              ----------------------
                                                          $5,219,135  $4,944,659      5.6      $5,183,308 $4,847,262      6.9
                                                          =======================              ======================

Interest Spread - Fixed Annuities(1)
   Net investment income yield                                6.63%      6.74%                    6.49%       6.79%
   Interest credited to policyholders                         5.74       5.87                     5.66        5.85
                                                          -----------------------              ----------------------
     Interest spread                                          0.89%      0.87%                    0.83%       0.94%
                                                          =======================              ======================

                                                                                                        AS OF
                                                                                                    SEPTEMBER 30
                                                                                                  2004        2003
                                                                                               ----------------------
GMDB - Net amount at risk(2)                                                                    $258,516    $407,613    (36.6)%
GMDB - Reserves                                                                                   $5,606      $5,753     (2.6)
S&P 500 Index                                                                                      1,115         996     11.9

(1)     Interest spread on average general account values.
(2)     Guaranteed death benefit in excess of contract holder account balance.
(3)     Includes general account balances held within variable annuity products.

        Segment operating income increased by 50.1% and 22.1% compared to the third quarter and first nine months of 2003, reflecting higher sales of fixed annuities and the impact of improved equity markets reflected in the variable annuity business.

        The improvement in the equity markets caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the quarter and the year-to-date. The lower interest rate environment and decrease in fixed annuity balances caused net investment income and interest credited to decline from the third quarter and first nine months of 2003. Interest spreads on fixed annuities increased 2 basis points and fell 18 basis points as compared to the third quarter and first nine months of 2003, respectively. Lower rates on new investments and the impact of prepayments in the mortgage backed security portfolio more than offset the effects of crediting rate reductions for the year-to-date comparison. Crediting rate reductions during the current quarter allowed for the slight increase in spreads versus the third quarter of 2003. Other income increased from the third quarter and first nine months of 2003 due to an increase in advisory fees within variable annuity products.

        Interest credited decreased $1.8 million compared to third quarter 2003 and $10.6 million from the first nine months of 2003 due to the decline in fixed annuity account values and lower rate environment. In addition, benefits expense benefited during the first nine months of 2004 from lower guaranteed minimum death benefit (GMDB) expenses of $3.9 million. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $4.2 million for the first nine months of 2004. Other operating expenses decreased 14.3% and 2.5% versus the third quarter and first nine months of 2003. The current quarter benefited from lower administrative expenses, as well as higher expense capitalization caused by the increase in sales. Administrative expenses were lower in the first nine months as well, however, lower sales in the first quarter of 2004 negatively impacted the segment’s expense capitalization levels.

        Sales of fixed annuities increased 567.1% and 65.2% from the third quarter and first nine months of 2003 due to higher interest rates and more competitive pricing. Variable annuity sales were 15.1% and 29.9% lower than the historically high levels achieved in the third quarter and first nine months of 2003 as Protective Life maintained its pricing discipline. The improved equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 36.6%.

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

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE       2004        2003       CHANGE
                                                          ---------------------------------    --------------------------------
REVENUES
   Net investment income                                    $66,472     $56,441      17.8%      $197,171   $174,063     13.3%
                                                          -----------------------              ----------------------

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          50,301      45,374      10.9        150,790    140,096      7.6
   Amortization of deferred policy acquisition costs            894         542      64.9          2,458      1,660     48.1
   Other operating expenses                                   1,964       1,002      96.0          4,985      3,548     40.5
                                                          -----------------------              ----------------------
     Total benefits and expenses                             53,159      46,918      13.3        158,233    145,304      8.9

OPERATING INCOME                                             13,313       9,523      39.8         38,938     28,759     35.4

   Realized investment gains (losses)                         6,992       9,745                   12,893      7,303
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                    $20,305     $19,268       5.4       $ 51,831   $ 36,062     43.7
                                                          =======================              ======================

         The following table summarizes key data for the Stable Value Products segment:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE       2004        2003        CHANGE
                                                          ---------------------------------    --------------------------------

Sales
   GIC                                                    $   15,000   $  24,500    (38.8)%   $   54,000    $273,500    (80.3)%
   GFA - Direct Institutional                                      0           0      0.0            960      25,000    (96.2)
   GFA - Non-Registered Notes                                      0     100,000   (100.0)             0     400,000   (100.0)
   GFA - Registered Notes - Institutional                    625,000           0    100.0        925,000           0    100.0
   GFA - Registered Notes - Retail                           135,520           0    100.0        425,270           0    100.0
                                                          -----------------------              ----------------------
                                                            $775,520   $ 124,500    522.9     $1,405,230    $698,500    101.2
                                                          =======================              ======================

Average Account Values                                    $5,112,019  $4,147,034     23.3      $5,009,546 $4,111,876     21.8

Operating Spread
   Net investment income yield                               5.34%       5.61%                    5.39%      5.81%
   Interest credited                                         4.04        4.51                     4.12       4.68
   Operating expenses                                        0.23        0.15                     0.20       0.17
                                                          -----------------------              ----------------------
     Operating spread                                        1.07%       0.95%                    1.07%      0.96%
                                                          =======================              ======================

        Operating income increased 39.8% and 35.4% from the third quarter and first nine months of 2003 due to growth in average account balances, as well as the widening of spreads. The growth in average account balances was primarily driven by sales of the registered funding agreement-backed notes program over the last four quarters. The lower interest rate environment caused both the investment income yield and the interest credited rate to decline from the third quarter and first nine months of 2003. However, a rebalancing of the segment’s portfolio and replacement of higher rate contracts allowed for a widening of interest spreads. Currently, operating spreads are anticipated to be in the range of 105-110 basis points for the remainder of 2004.

        The retail registered funding agreement-backed notes program, which was introduced during the first quarter of 2004, experienced sales of $135.5 million and $425.3 million during the current quarter and first nine months of 2004. During the current quarter the segment introduced an inflation adjusted note program, which contributed $124.2 million to total retail sales. The Company currently anticipates sales from the retail note program to range from $75 million to $175 million for the remainder of 2004. In addition, the institutional registered funding agreement-backed notes program, which was launched in the fourth quarter of 2003, experienced strong sales of $625.0 million for the third quarter of 2004. Sales of traditional GICs during 2004 were significantly lower than 2003 levels due to the segment’s continued focus on the registered note programs as well as lower overall market demand for traditional GIC products.

Asset Protection

        The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

REVENUES
   Gross premiums and policy fees                          $116,748    $108,503      7.6%      $ 340,956  $ 311,021       9.6%
   Reinsurance ceded                                        (65,093)    (47,900)    35.9        (181,201)  (128,499)     41.0
                                                          -----------------------              ----------------------
   Net premiums and policy fees                              51,665      60,603    (14.8)        159,755    182,522     (12.5)
   Net investment income                                      7,892       9,421    (16.2)         22,943     27,689     (17.1)
   Other income                                               9,302       8,602      8.1          27,255     33,114     (17.7)
                                                          -----------------------              ----------------------
     Total operating revenues                                68,849      78,626    (12.4)        209,953    243,325     (13.7)

BENEFITS AND EXPENSES
   Benefits and settlement expenses                          29,074      34,675    (16.2)         94,636    105,005      (9.9)
   Amortization of deferred policy acquisition costs         20,043      19,838      1.0          57,520     59,746      (3.7)
   Other operating expenses                                  14,659      19,501    (24.8)         44,270     63,164     (29.9)
                                                          -----------------------              ----------------------
     Total benefits and expenses                             63,776      74,014    (13.8)        196,426    227,915     (13.8)

OPERATING INCOME                                              5,073       4,612     10.0          13,527     15,410     (12.2)
                                                          -----------------------              ----------------------
INCOME BEFORE INCOME TAX                                   $  5,073    $  4,612     10.0        $ 13,527   $ 15,410     (12.2)
                                                          =======================              ======================

         The following table summarizes key data for the Asset Protection segment:

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30                              SEPTEMBER 30
                                                     2004         2003       CHANGE           2004          2003       CHANGE
                                                -------------------------------------    --------------------------------------

Sales
   Credit insurance                              $  59,543    $  53,418       11.5%        $169,824      $150,228       13.0%
   Service contracts                                56,627       59,421       (4.7)         155,763       151,999        2.5
   Other products                                    8,883       18,410      (51.7)          25,975        59,446      (56.3)
                                                --------------------------               ---------------------------
                                                 $ 125,053    $ 131,249       (4.7)        $351,562      $361,673       (2.8)
                                                ==========================               ===========================

Loss Ratios (1)
   Credit insurance                                  35.7%        33.9%                       37.9%         38.0%
   Service contracts                                 78.3         85.0                        80.8          86.8
   Other products                                    66.4         98.8                        73.8          91.6

(1)     Incurred claims as a percentage of earned premiums.

        Operating income increased 10.0% versus the third quarter of 2003, as higher service contract earnings were partially offset by lower earnings from credit insurance and other products. Income for the first nine months of 2004 was 12.2% below the same period in 2003 as the impact of gains from charter sales offset improved results in the segment’s remaining operations. The segment realized a gain of $6.9 million in the second quarter of 2003 and a $1.0 million gain in the first quarter of 2004 from the sale of separate inactive charters. Excluding the impact of these charter sales, operating income increased 46.2% from the first nine months of 2003. The improvement in results reflects an increase in earnings from the service contract business, partially offset by reduced earnings from credit insurance and the segment’s other lines of business.

        The decline in net premiums for the quarter and year-to-date was primarily related to decreases of $9.9 million and $28.4 million, respectively, in the credit insurance lines, due to higher levels of reinsurance. Partially offsetting this decline was an increase in vehicle service contract and other lines of $1.0 million and $5.6 million, respectively, for the quarter and year-to-date, reflecting the continued steady growth of these lines. The 16.2% and 17.1% decrease in net investment income versus the third quarter and first nine months of 2003 was also primarily attributable to the credit insurance business, due to lower policy liabilities and a lower net yield on investments. Other income increased 8.1% over the third quarter of 2003 as a result of higher administration fees. Excluding the impact of the charter sale gains, other income was relatively unchanged from the first nine months of 2003.

        Policy and benefit expenses declined 16.2% and 9.9% versus the third quarter and first nine months of 2003 due to the decrease in the segment’s net premiums and the overall improvement in loss ratios. Amortization of DAC in the first nine months of 2004 was lower than the comparable period in 2003 due to the decline in the segment’s credit business. Other operating expenses decreased from the third quarter and first nine months of 2003 due to lower commissions and reductions in other general expenses. A $1.7 million third-party administrator receivable write-off in the first quarter of 2003 contributed to the decline in other general expenses in 2004. The remaining decrease in general expenses was primarily due to the outsourcing of the administration of a portion of the segment’s credit insurance business during 2003 and other cost saving initiatives.

        Loss ratios for credit insurance were slightly higher for the quarter and relatively unchanged for the year to date. Service contract loss ratios for the current quarter and year-to-date have improved over prior year levels as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes. Loss ratios for other products have declined significantly from the third quarter and first nine months of 2003 primarily due to lower losses in the segment’s runoff lines.

        Sales of credit insurance through financial institutions rose 41.8% and 36.8% from levels achieved in the third quarter and first nine months of 2003 primarily due to a third party administrator relationship. The increase in financial institution credit insurance sales is expected to decline as the third party administrator goes into runoff over the next year. These strong credit insurance sales results were partially offset by a decline in credit insurance sold through automobile dealers. Service contract sales for the current quarter were 4.7% below the strong sales reported in the third quarter of 2003. Sales of service contract business for the first nine months of 2004 were slightly higher than 2003 levels, reflecting modest increases in vehicle lines, partially offset by a decline in marine sales. The decrease in other product sales primarily reflects products sold in 2003 that Protective Life is no longer marketing.

Corporate and Other

        Protective Life has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital). This segment also includes earnings from several small non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities). The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other during 2004, and prior period segment data was restated to reflect the change.

        The following table summarizes results for this segment:

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30                           SEPTEMBER 30
                                                         2004          2003      CHANGE          2004        2003       CHANGE
                                                     -----------------------------------     ----------------------------------
Operating income (loss) (1)                            $ 7,961      $(8,496)     $16,457       $16,888    $(19,822)   $ 36,710

Realized gains and losses - investments                   (170)       9,237       (9,407)        4,745      35,972     (31,227)
Realized gains and losses - derivatives                 (6,363)      (8,016)       1,653           582     (23,891)     24,473
                                                     -----------------------------------     ----------------------------------
Income (loss) before income tax                        $ 1,428      $(7,275)     $ 8,703       $22,215    $ (7,741)   $ 29,956
                                                     ===================================     ==================================
(1)	Includes settlements on interest rate swaps of $1,445 and $2,625 for the three months ended September 30, 2004 and 2003, respectively; and $5,126 and $7,956 for the nine months ended September 30, 2004 and 2003, respectively.

        Operating income in the current quarter increased $16.5 million from the third quarter of 2003, as higher operating expenses were more than offset by higher amounts of net investment income. For the first nine months of 2004, operating income increased $36.7 million as significantly lower losses on runoff insurance lines contributed to the factors affecting the current quarter comparison. Results for the runoff insurance lines improved by $11.5 million for the first nine months of 2004, primarily as a result of lower reserve strengthening in 2004. Net investment income increased $18.1 million and $37.5 million versus the third quarter and first nine months of 2003, reflecting increased participating mortgage income and higher amounts of unallocated capital. Participating mortgage income increased $7.6 million and $8.1 million over the third quarter and the first nine months of 2003, reflecting increased transaction activity within Protective Life’s mortgage portfolio. Higher overall expenses and lower amounts of income from interest rate swaps accounted for the remainder of the change in the current year’s results.

Realized Gains and Losses

        The following table sets forth realized investment gains and losses for the periods shown:

                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                              2004        2003      CHANGE        2004        2003      CHANGE
                                                          ---------------------------------    --------------------------------

Fixed maturity gains                                       $ 20,713     $33,665   $(12,952)    $ 46,565    $ 77,436   $(30,871)
Fixed maturity losses                                          (861)     (2,679)     1,818       (6,237)     (4,052)    (2,185)
Equity gains                                                  1,302           0      1,302        2,692         368      2,324
Equity losses                                                     0        (280)       280          (22)       (280)       258
Impairments on fixed maturity securities                    (12,052)     (3,899)    (8,153)     (14,775)    (12,934)    (1,841)
Impairments on equity securities                                  0           0          0       (1,125)          0     (1,125)
Other                                                           545         235        310         (747)      1,750     (2,497)
                                                          ---------------------------------    --------------------------------
     Total realized gains (losses) - investments          $   9,647     $27,042   $(17,395)    $ 26,351    $ 62,288   $(35,937)
                                                          =================================    ================================

Foreign currency swaps                                      $ 1,231    $(22,784)  $ 24,015     $(10,286)  $   1,997   $(12,283)
Foreign currency adjustments on stable value contracts       (1,013)     23,307    (24,320)      10,911      (1,195)    12,106
Derivatives related to mortgage loan commitments             (5,564)     (3,777)    (1,787)        (256)    (21,309)    21,053
Derivatives related to various investments                    1,128      (1,614)     2,742        6,445       5,374      1,071
                                                          ---------------------------------    --------------------------------
     Total realized gains (losses) - derivatives            $(4,218)   $ (4,868)  $    650     $  6,814   $ (15,133)  $ 21,947
                                                          =================================    ================================

        Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The overall decline in net realized investment gains for the current quarter and year-to-date, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. Investment impairments for the third quarter of 2004 were higher than 2003 primarily as a result of write-downs taken on airline equipment trust certificates in the current quarter. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Liquidity and Capital Resources” included herein.

        Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. Protective Life has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities in the third quarter and first nine months of 2004 was $(0.3) million and $(0.2) million, respectively. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. Protective Life has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to Protective Life’s short positions during the respective periods.

        Protective Life also uses various swaps and options to mitigate risk related to other interest rate exposures of Protective Life. For the third quarter and first nine months of 2004, a portion of the change, a $3.8 million increase and a $2.0 million increase, respectively, in realized gains (losses) resulted from lower interest rates in the third quarter of 2004, which impacted the fair value of certain interest rate swaps and options. A decrease of $1.1 million and $4.1 million for the third quarter and first nine months of 2004, respectively, related to gains from embedded derivatives within certain bonds that either matured or were called in the first nine months of 2003, with no similar activity in 2004. For the first nine months of 2004, realized gains (losses) improved by $3.4 million due to the impact of embedded derivatives within certain asset swaps that were called in the first nine months of 2004, with no similar activity in the first nine months of 2003.

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

        In September 2004, the AICPA issued a Technical Practice Aid (TPA) which contains additional interpretive guidance on applying certain provisions of SOP 03-1. Among other items, the TPA provides guidance on the definition of an assessment, the accounting for universal life contracts that exhibit losses followed by losses, and the accounting for reinsurance of the additional mortality reserves required by the SOP. Protective Life is currently evaluating the provisions of the TPA to determine what impact, if any, it may have on previously reported earnings, including the cumulative effect adjustment. Protective Life anticipates making any adjustments resulting from the application of this guidance during the fourth quarter of 2004. Adoption of the TPA guidance that results in changes to previously reported information will be recorded in accordance with APB 20, “Accounting Changes”.

Recent Developments

        A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of codification of statutory accounting principles) has been exposed for comment, and certain regulators have indicated a desire for the NAIC to adopt the proposal before year-end 2004, with retroactive effect. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (ULSG). Protective Life believes that the proposal would increase the reserve levels required for many ULSG products, and thus would make those products more expensive and less competitive as compared to other products. Protective Life cannot predict whether the proposal will be adopted and, if so, whether it will be in the form currently proposed and whether it will be retroactive. Protective Life believes that the impact of the proposal on Protective Life will be primarily prospective and relate to the competitiveness of its products as compared to traditional whole life or other high cash value insurance products. To the extent the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the proposal, if passed in its current form. Protective Life cannot predict when or if these solutions may become available.

        The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Such publicity may generate litigation against insurers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the insurance industry on Protective Life. As these inquiries appear to encompass a large segment of our industry, perhaps the entire industry, it would not be unusual for large numbers of companies in the life industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, Protective Life may receive subpoenas, requests or other inquires.

        The California Department of Insurance has promulgated proposed regulations that would characterize some life insurance agents as brokers and impose certain obligations on those agents that may conflict with the interests of insurance carriers or require the agent to, among other things, advise the client with respect to the “best available insurer.” Protective Life cannot predict the outcome of this regulatory proposal or whether any other state will propose or adopt similar actions.

        The life reinsurance business continued to consolidate with the acquisition of the life reinsurance business of certain subsidiaries of ING America Insurance Holdings, Inc. (ING) by Scottish Re Group Limited and its affiliates, announced during the third quarter. ING is a major reinsurer in the market at large as well as of Protective Life’s life business. In connection with the acquisition, Protective Life was notified that the treaties between these ING subsidiaries and Protective Life and its subsidiaries would be cancelled with respect to new business, effective for new business after January 18, 2005. Protective Life is currently evaluating various alternatives to ensure that the offering of the affected products can continue without a significant adverse impact; however, Protective Life believes that the reinsurance obtained will not be on terms as favorable to Protective Life as the reinsurance currently in place.

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

        Protective Life’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2004, Protective Life’s fixed maturity investments had a market value of $13.3 billion, which is 5.3% above amortized cost of $12.7 billion. Protective Life had $2.9 billion in mortgage loans at September 30, 2004. While Protective Life’s mortgage loans do not have quoted market values, at September 30, 2004, Protective Life estimates the market value of its mortgage loans to be $3.1 billion (using discounted cash flows from the next call date), which is 6.9% above amortized cost. Most of Protective Life’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

        The following table shows the carrying values of Protective Life’s invested assets.

        --------------------------------------------------------------------------------------------------------------------
                                                                    SEPTEMBER 30, 2004             DECEMBER 31, 2003
          ($ in thousands)
        --------------------------------------------------------------------------------------------------------------------

          Publicly-issued bonds                                    $11,442,372      63.5%          $10,967,622      64.7%
          Privately issued bonds                                     1,878,606      10.4             1,956,734      11.5
          Redeemable preferred stock                                     3,507       0.0                 3,164       0.0
        --------------------------------------------------------------------------------------------------------------------
             Fixed maturities                                       13,324,485      73.9            12,927,520      76.2
          Equity securities                                             29,883       0.2                30,521       0.2
          Mortgage loans                                             2,904,729      16.1             2,733,722      16.1
          Investment real estate                                        81,691       0.5                13,152       0.1
          Policy loans                                                 485,282       2.7               502,748       3.0
          Other long-term investments                                  213,868       1.2               244,913       1.4
          Short-term investments                                       967,388       5.4               510,635       3.0
        --------------------------------------------------------------------------------------------------------------------
               Total investments                                   $18,007,326     100.0%          $16,963,211     100.0%
        ====================================================================================================================

        Market values for private, non-traded securities are determined as follows: 1) Protective Life obtains estimates from independent pricing services or 2) Protective Life estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1,878.6 million at September 30, 2004, representing 10.4% of Protective Life’s total invested assets.

Risk Management and Impairment Review

        Protective Life monitors the overall credit quality of its portfolio within general guidelines. The following table shows Protective Life’s fixed maturities by credit rating at September 30, 2004.

        --------------------------------------------------------------------------------------------------------------------
                            S&P or Equivalent                                                                  Percent of
                                Designation                                     Market Value                  Market Value
        --------------------------------------------------------------------------------------------------------------------
                    ($ in thousands)

            AAA                                                             $  4,569,284                          34.3%
            AA                                                                   854,917                           6.4
            A                                                                  3,139,019                          23.6
            BBB                                                                3,817,052                          28.7
        --------------------------------------------------------------------------------------------------------------------
               Investment Grade                                               12,380,272                          93.0
        --------------------------------------------------------------------------------------------------------------------
            BB                                                                   620,573                           4.6
            B                                                                    309,304                           2.3
            CCC or lower                                                          10,769                           0.1
            In or near default                                                        60                           0.0
        --------------------------------------------------------------------------------------------------------------------
               Below Investment Grade                                            940,706                           7.0
        --------------------------------------------------------------------------------------------------------------------
            Redeemable preferred stock                                             3,507                           0.0
        --------------------------------------------------------------------------------------------------------------------
            Total                                                           $ 13,324,485                         100.0%
        ====================================================================================================================

        Limiting bond exposure to any creditor group is another way Protective Life manages credit risk. The following table summarizes Protective Life’s ten largest fixed maturity exposures to an individual creditor group as of September 30, 2004.

                           -----------------------------------------------------------------------------
                                          Creditor                                     Market Value
                           -----------------------------------------------------------------------------
                                                                                      ($ in millions)

                                Citigroup                                                 $78.9
                                Wachovia                                                   78.0
                                Dominion Resources                                         76.5
                                FPL Group                                                  76.2
                                Union Pacific                                              72.5
                                Berkshire Hathaway                                         72.1
                                Duke Energy                                                69.9
                                Edison International                                       69.0
                                Verizon                                                    67.2
                                Encana                                                     66.7
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

Unrealized Gains and Losses

        The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2004, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At September 30, 2004, Protective Life had an overall pretax net unrealized gain of $676.9 million.

        For traded and private fixed maturity and equity securities held by Protective Life that are in an unrealized loss position at September 30, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                      Estimated     % Market      Amortized      % Amortized     Unrealized    % Unrealized
                                     Market Value     Value          Cost            Cost           Loss           Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                          $   391,693        21.3%     $  409,497        21.6%         $(17,804)      31.0%
›90 days but ‹= 180 days                850,183        46.2          863,454        45.5            (13,271)      23.1
›180 days but ‹= 270 days               149,390         8.1          152,703         8.0             (3,313)       5.8
›270 days but ‹= 1 year                  58,444         3.2           59,096         3.1               (652)       1.1
›1 year but ‹= 2 years                  328,715        17.9          342,444        18.1            (13,729)      23.9
›2 years but ‹= 3 years                  34,175         1.8           36,336         1.9             (2,161)       3.8
›3 years but ‹= 4 years                   2,144         0.1            2,208         0.1                (64)       0.1
›4 years but ‹= 5 years                   4,773         0.2            5,701         0.3               (928)       1.6
›5 years                                 21,456         1.2           26,985         1.4             (5,529)       9.6
----------------------------------------------------------------------------------------------------------------------------
Total                               $ 1,840,973       100.0%      $1,898,424       100.0%          $(57,451)      100.0%
============================================================================================================================

        At September 30, 2004, securities with a market value of $25.5 million and $21.0 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including $4.1 million of unrealized losses greater than five years. Protective Life does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective Life’s original expectations.

        Protective Life has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by Protective Life at September 30, 2004, is presented in the following table.

------------------------------------------------------------------------------------------------------------------------------
                                    Estimated      % Market       Amortized      % Amortized     Unrealized     % Unrealized
                                    Market Value    Value            Cost            Cost           Loss            Loss
------------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

Agency Mortgages                   $   491,947        26.7%     $   495,422         26.1%      $  (3,475)          6.0%
Banking                                107,248         5.8           108,623          5.7           (1,375)          2.4
Basic Industrial                        86,495         4.7            89,243          4.7           (2,748)          4.8
Brokerage                               45,241         2.5            45,955          2.4             (714)          1.3
Communications                          87,901         4.8            92,797          4.9           (4,896)          8.5
Consumer Cyclical                       65,917         3.6            66,516          3.5             (599)          1.0
Consumer Noncyclical                    51,416         2.8            53,020          2.8           (1,604)          2.8
Electric                               241,534        13.1           252,767         13.3          (11,233)         19.6
Energy                                  81,230         4.4            83,720          4.4           (2,490)          4.3
Finance Companies                       23,234         1.3            23,284          1.2              (50)          0.1
Insurance                               77,338         4.2            78,772          4.1           (1,434)          2.5
Municipal Agencies                         487         0.0               488          0.0               (1)          0.0
Natural Gas                            159,033         8.6           162,085          8.6           (3,052)          5.3
Non-Agency Mortgages                   197,910        10.8           215,128         11.4          (17,218)         30.0
Other Finance                           44,786         2.4            49,851          2.6           (5,065)          8.8
Other Utility                               21         0.0                44          0.0              (23)          0.0
Technology                              11,428         0.6            11,582          0.6             (154)          0.3
Transportation                          60,970         3.3            62,181          3.3           (1,211)          2.1
U. S. Government                         6,837         0.4             6,946          0.4             (109)          0.2
------------------------------------------------------------------------------------------------------------------------------
Total                               $1,840,973       100.0%       $1,898,424        100.0%        $(57,451)        100.0%
==============================================================================================================================

        The range of maturity dates for securities in an unrealized loss position at September 30, 2004 varies, with 9.0% maturing in less than 5 years, 25.0% maturing between 5 and 10 years, and 66.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at September 30, 2004.

----------------------------------------------------------------------------------------------------------------------------
        S&P or Equivalent          Estimated        % Market     Amortized       % Amortized    Unrealized     % Unrealized
           Designation            Market Value       Value          Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
       ($ in thousands)

  AAA/AA/A                         $1,180,967         64.2%       $1,202,005        63.3%          $(21,038)       36.6%
  BBB                                 504,462         27.4           517,083        27.2            (12,621)       22.0
----------------------------------------------------------------------------------------------------------------------------
  Investment grade                 1,685,429          91.6         1,719,088        90.5            (33,659)       58.6
----------------------------------------------------------------------------------------------------------------------------
  BB                                   48,254          2.6            49,907         2.7             (1,653)        2.9
  B                                    95,917          5.2           104,596         5.5             (8,679)       15.1
  CCC or lower                         11,373          0.6            24,833         1.3            (13,460)       23.4
----------------------------------------------------------------------------------------------------------------------------
Below investment grade                155,544          8.4           179,336         9.5            (23,792)       41.4
----------------------------------------------------------------------------------------------------------------------------
Total                              $1,840,973        100.0%       $1,898,424       100.0%          $(57,451)      100.0%
============================================================================================================================

        At September 30, 2004, securities in an unrealized loss position that were rated as below investment grade represented 8.4% of the total market value and 41.4% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $7.7 million. Bonds in an unrealized loss position rated less than investment grade were 0.9% of invested assets. Protective Life does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

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

----------------------------------------------------------------------------------------------------------------------------
                                     Estimated       % Market     Amortized      % Amortized    Unrealized     % Unrealized
                                    Market Value       Value        Cost             Cost          Loss            Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                            $ 20,451         13.2%       $ 31,631          17.6%        $(11,180)        47.0%
›90 days but ‹= 180 days                55,585         35.7          59,657          33.3           (4,072)        17.1
›180 days but ‹= 270 days               20,233         13.0          21,082          11.8             (849)         3.6
›270 days but ‹= 1 year                      0          0.0               0           0.0               (0)         0.0
›1 year but ‹= 2 years                   3,513          2.3           3,593           2.0              (80)         0.3
›2 years but ‹= 3 years                 33,531         21.5          35,572          19.8           (2,041)         8.6
›3 years but ‹= 4 years                  1,027          0.7           1,070           0.6              (43)         0.2
›4 years but ‹= 5 years                      3          0.0               3           0.0               (0)         0.0
›5 years                                21,201         13.6          26,728          14.9           (5,527)        23.2
----------------------------------------------------------------------------------------------------------------------------
Total                                 $155,544        100.0%       $179,336         100.0%        $(23,792)       100.0%
============================================================================================================================

        At September 30, 2004, below investment grade securities with a market value of $20.2 million and $15.3 million of unrealized losses were securities issued in Protective Life sponsored commercial mortgage loan securitizations, $4.1 million of which are in an unrealized loss position greater than five years. Protective Life does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with Protective Life’s original expectations.

Realized Losses

        Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. For the third quarter and the first nine months of 2004, Protective Life recorded other-than-temporary impairments of $12.1 million and $15.9 million as compared to $3.9 million and $12.9 million for the 2003 periods. The most significant impairments recorded in the current quarter were $11.9 million in write-downs taken on airline equipment trust certificates due to continued difficulties in this industry. Protective Life continues to closely monitor all of its positions in the airline industry for indications of any additional impairment.

        As discussed earlier, Protective Life’s management considers several factors when determining other-than-temporary impairments. Although Protective Life generally intends to hold securities until maturity, Protective Life may change its positions as a result of a change in circumstances. Any such decision is consistent with Protective Life’s classification of its investment portfolio as available for sale. During the nine months ended September 30, 2004, Protective Life sold securities in an unrealized loss position with a market value of $185.2 million resulting in a realized loss of $6.2 million. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                              Proceeds         % Proceeds          Realized Loss          % Realized Loss
----------------------------------------------------------------------------------------------------------------------------
  ($ in thousands)

‹= 90 days                                   $  11,807              6.4%              $(2,139)                  34.2%
›90 days but ‹= 180 days                         7,061              3.8                   (25)                   0.4
›180 days but ‹= 270 days                       79,518             42.9                (2,229)                  35.6
›270 days but ‹= 1 year                         76,337             41.2                (1,615)                  25.8
› 1 year                                        10,431              5.7                  (251)                   4.0
----------------------------------------------------------------------------------------------------------------------------
Total                                        $ 185,154            100.0%              $(6,259)                 100.0%
============================================================================================================================

Mortgage Loans

        Protective Life records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At September 30, 2004 and December 31, 2003, Protective Life’s allowance for mortgage loan credit losses was $3.4 million and $4.7 million, respectively.

        For several years Protective Life has offered a type of commercial mortgage loan under which Protective Life will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2004, approximately $436.5 million of Protective Life’s mortgage loans have this participation feature.

        In the ordinary course of its commercial mortgage lending operations, Protective Life will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in Protective Life’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest which may become less than prevailing interest rates. At September 30, 2004, Protective Life had outstanding mortgage loan commitments of $845.1 million at an average rate of 6.24%.

Liabilities

        Many of Protective Life’s products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect Protective Life against investment losses if interest rates are higher at the time of surrender than at the time of issue.

        At September 30, 2004, Protective Life had policy liabilities and accruals of $10.3 billion. Protective Life’s interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 4.5%.

        At September 30, 2004, Protective Life had $5.1 billion of stable value contract account balances and $3.4 billion of annuity account balances.

Derivative Financial Instruments

        Protective Life utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. Combinations of interest rate swap contracts, futures contracts, and option contracts are used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Swap contracts are also used to alter the effective durations of assets and liabilities, and to mitigate the inflation risk caused by the issuance of inflation adjusted notes through the Stable Value Products segment. Protective Life uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

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

        Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1,100.1 million during 2003. Cash outflows related to stable value contracts are estimated to be approximately $1,079.0 million in 2004. Protective Life’s asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, Protective Life does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of Protective Life.

        Protective Life was committed at September 30, 2004, to fund mortgage loans in the amount of $845.1 million. Protective Life held $1,048.5 million in cash and short-term investments at September 30, 2004.

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

Capital

        At June 30, 2004, PLC had $100.1 million outstanding under its $200.0 million revolving line of credit due July 30, 2009, at an interest rate of 1.93%. On October 21, 2004, PLC issued $150.0 million of 4.875% Senior Notes that mature on November 1, 2014. The proceeds from the Senior Notes were used to pay off the $100.1 million balance on the revolving line and for general corporate purposes.

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

Contractual Obligations

        The table below sets forth future maturities of stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

------------------------------------------------------------------------------------------------------------------------------
                                                             2004          2005-2006          2007-2008         After 2008
------------------------------------------------------------------------------------------------------------------------------
($ in thousands)

Stable value products(a)                                  $279,028          $2,151,173        $1,714,829         $998,337
Note payable                                                 2,210
Operating leases(b)                                          1,806              12,439            71,894            9,313
Mortgage loan commitments                                  845,057
Liabilities related to variable interest entities(c)           386               6,519            47,148
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
------------------------------------------------------------------------------------------------------------------------------

        The table above excludes liabilities related to separate accounts of $2,306.9 million. Separate account liabilities represent funds maintained for contract holders who bear the related investment risk. These liabilities are supported by assets that are legally segregated and are not subject to claims that arise from other business activities of Protective Life. These assets and liabilities are separately identified on the consolidated balance sheets of Protective Life. The table also excludes future cash flows related to certain insurance liabilities due to the uncertainty with respect to the timing of the cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change from the disclosures in Protective Life’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures

        Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2004. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within Protective Life have been detected.

    (b)     Changes in internal control over financial reporting

        No significant changes in our internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and Protective Life continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 6. Exhibits

Exhibit 10 — Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance Company, The Several Lenders from Time to Time Party Hereto, AmSouth Bank and Wachovia Capital Markets, LLC, dated as of July 30, 2004.

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

                                                              PROTECTIVE LIFE INSURANCE COMPANY

Date:      November 15, 2004                                  /s/ Steven G. Walker
                                                              Steven G. Walker
                                                              Senior Vice President, Controller and
                                                              Chief Accounting Officer
                                                              (Duly authorized officer)