Form 10-K
period 2004-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2005-03-31
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
December 31, 2004	001-31901

PROTECTIVE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Tennessee	63-0169720
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2801 Highway 280 South
Birmingham, Alabama	35223
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code: (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:

3.70% Secured Medium Term Notes due 2008 of Protective Life Secured Trust 2003-1

(Title of Class)

Name of each exchange on which registered:

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is an accelerated filer. Yes ____	No X

Aggregate market value of voting stock held by nonaffiliates of the registrant: None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of February 25, 2005: 5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

None, except Exhibits

PROTECTIVE LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

Page

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant's Common Equity and
Related Share-Owner Matters

Item 6.	Selected Financial Data

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.       Exhibits and Financial Statement Schedules

PART I

Item 1.	Business

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly-owned subsidiary of Protective Life Corporation (PLC), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). The Company provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products and Asset Protection. The Company also has an additional segment referred to as Corporate and Other. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and makes adjustments to its segment reporting as needed.

Additional information concerning the Company’s segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note K to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. The information incorporated herein by reference is also electronically accessible through the Internet from the “Edgar Database of Corporate Information” on the Securities and Exchange Commission’s World Wide Web site (www.sec.gov).

In the following paragraphs, the Company reports sales and new capital invested. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics were derived from The Company’s various sales tracking and administrative systems and were not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure some of many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets traditional life insurance products, including level premium term and term-like insurance and universal life insurance. The segment also markets variable universal life and “bank owned life insurance” (BOLI) products. All of these products are marketed on a national basis. The segment uses several methods of distribution for its products. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. Also, the Company markets BOLI through an independent marketing organization that specializes in the BOLI market. The segment also distributes life insurance products through stockbrokers and banks, and through worksite arrangements.

The following table shows the Life Marketing segment’s sales measured by new premium.

Year Ended December 31	Sales
(dollars in millions)
2000	$161.1
2001	163.5
2002	224.1
2003	289.6
2004	261.7

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

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, in the case of the acquisition of West Coast Life Insurance Company (West Coast) which was closed by the Acquisitions segment in 1997, the Company elected to continue the marketing of new policies and operate West Coast as a component of the Company’s Life Marketing segment.

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies give it a significant competitive advantage over many other companies that attempt to make similar acquisitions. The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

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

Year Ended December 31	Number of Transactions	Capital Invested
		(dollars in millions)

2001	2	$247.8
2002	1	60.0

In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company (Inter-State) and First Variable Life Insurance Company (First Variable) from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. Although acquisition opportunities were investigated, no transactions were completed in 2000, 2003 or 2004.

From time to time other of the Company’s business segments have acquired companies and blocks of policies which are included in their respective results.

Annuities

The Company’s Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment’s sales force.

The Company’s fixed annuities are primarily modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from the effects of changes in interest rates. The Company also offers variable annuities which offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

Year Ended December 31	Fixed Annuities	Variable Annuities	Total Annuities
		(dollars in millions)

2000	$635	$257	$892
2001	689	263	952
2002	628	325	953
2003	164	350	514
2004	443	283	726

Stable Value Products

The Company’s Stable Value Products segment markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds, and sells funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. During 2003, the Company registered a funding agreement-backed notes program with the SEC. Through this program, the Company is able to offer notes to both institutional and retail investors. The segment’s funding agreement-backed notes complement the Company’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of the Company as the seller of the funding agreements, as opposed to the needs of the buyer.

The segment also markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. GICs are generally contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution and administration costs. Most GIC contracts and funding agreements written by the Company have maturities of three to ten years.

The following table shows the stable value products sales.

Year Ended December 31	GICs	Funding Agreements	Total
	(dollars in millions)
2000	$418	$ 801	$1,219
2001	409	637	1,046
2002	267	888	1,155
2003	275	1,333	1,608
2004	59	1,524	1,583

The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.

Asset Protection

The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. The segment’s products are primarily marketed through a national network of 2,500 automobile and marine dealers. The Asset Protection segment has also offered credit insurance through banks and consumer finance companies. During 2004, the residual value and surety lines were moved from the Asset Protection segment to the Corporate and Other segment.

The Company is the fourth largest independent writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States.

The following table shows the insurance and related product sales measured by new premium.

Year Ended December 31	Sales
(dollars in millions)
2000	$506.8
2001	500.1
2002	467.8
2003	472.4
2004	460.3

In 2004, approximately 59% of the segment’s sales were through the automobile dealer distribution channel, and approximately 44% of the segment’s sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-owned reinsurers.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on all debt). This segment also includes earnings from several non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities). The earnings of this segment may fluctuate from year to year.

Investments

The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes A and B to the Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A significant portion of the Company 's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company). In addition, the Company has entered into derivatives to offset the volatility in the market value of its mortgage-backed securities.

The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2004. Planned amortization class securities (PACs) pay down according to a schedule. Non-Accelerated Securities (NAS) receive no principal payments in the first five years, after which NAS receive an increasing percentage of pro rata principal payments until the tenth year, after which NAS receive principal as principal of the underlying mortgages is received. Each of these types of structured mortgage-backed securities gives the Company some measure of protection against both prepayment and extension risk.

Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

Type	Percentage of Mortgage-Backed Securities

PAC	41.6%
Sequentials	38.1
Pass Through	11.4
CMBS	5.8
NAS	1.3
Accretion Directed	1.8
100.0%

The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Corporation (S&P). If a bond is not rated by Moody's or S&P, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (NAIC), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2004, over 99% of bonds were rated by Moody's, S&P, or the NAIC.

The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2004, is as follows:

Rating	Percentage of Fixed Maturity Investments

AAA	35.6%
AA	6.2
A	22.2
BBB	29.1
BB or less	6.9
100.0%

At December 31, 2004, approximately $13.0 billion of the Company’s $14.0 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $965.5 million of its bond portfolio was rated less than investment grade, of which $427.4 million were bank loan participations and $63.4 million were securities issued in the Company-sponsored commercial mortgage loan securitizations. The Company has increased its investment in bank loan participations over the last three years to take advantage of market conditions.

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

The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2004 was $4.0 million. The average size mortgage loan in the Company's portfolio is approximately $2.4 million. The largest single loan amount is $22.6 million.

The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2004:

Property Type	Percentage of Mortgage Loans on Real Estate

Retail	70.7%
Apartments	10.2
Office Buildings	9.2
Warehouses	8.4
Other	1.5
100.0%

Retail loans are generally on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company's exposure) at December 31, 2004:

Anchor Tenants	Percentage of Mortgage Loans on Real Estate

Ahold Corporation	2.7%
Wal-Mart Stores, Inc.	2.4
Walgreen Corporation	2.4
Food Lion, Inc.	2.2
CVS Drugs, Inc.	1.6

The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or under 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $439.8 million of the Company’s mortgage loans have this participation feature.

Many of the Company's mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

At December 31, 2004, $10.8 million or 0.4% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998, the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2004, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $265.1 million.

As a general rule, the Company does not invest directly in real estate. The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. In the Company's experience, the appraised value of a foreclosed property often approximates the mortgage loan balance on the property plus costs of foreclosure. Also, foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

The following table shows the investment results from continuing operations of the Company:

Year ended December 31	Cash, Accrued Investment Income, and Investments at December 31	Net Investment Income	Percentage Earned on Average of Cash and Investments	Realized Investment Gains (Losses)
				Derivative Financial Instruments	All other investments
(dollars in thousands)
2000	$10,349,634	$ 692,081	7.1%	$ 2,157	$(16,756)
2001	13,526,530	835,203	7.0	2,182	(6,123)
2002	15,705,411	971,808	6.8	(4,708)	12,314
2003	17,258,709	980,743	6.1	8,249	66,764
2004	19,191,435	1,029,206	5.9	2,726	30,771

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force.

	Year Ended December 31
	2004	2003	2002	2001	2000
	(dollars in thousands)
New Business Written
Life Marketing	$ 77,825,229	$102,154,269	$ 67,827,198	$ 40,538,738	$ 45,918,373
Group Products(1)	92,324	67,405	44,567	123,062	143,192
Asset Protection	24,117,969	6,655,790	4,516,350	5,917,047	7,052,106
Total	$102,035,522	$108,877,464	$ 72,388,115	$ 46,578,847	$ 53,113,671

Business Acquired
Acquisitions			$ 3,859,788	$ 19,992,424
Asset Protection					$ 2,457,296
Total			$ 3,859,788	$ 19,992,424	$ 2,457,296

Insurance in Force at End of Year(2)
Life Marketing	$363,957,334	$305,939,864	$225,667,767	$159,485,393	$129,502,305
Acquisitions	30,807,264	30,755,635	27,372,622	36,856,042	20,133,370
Group Products(1)	2,289,785	710,358	5,015,636	5,821,744	7,348,195
Asset Protection	11,982,272	9,088,963	12,461,564	12,094,947	13,438,226
Total	$409,036,655	$346,494,820	$270,517,589	$214,258,126	$170,422,096

(1)     On December 31, 2001, the Company completed the sale of substantially all of its Dental Division, with which the group products are associated.

(2)     Reinsurance assumed has been included; reinsurance ceded (2004 - $354,015,938; 2003 - $292,740,795; 2002 - $219,025,215; 2001-$171,449,182; 2000-$128,374,583) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Year Ended December 31	Ratio of Voluntary Terminations

2000	5.8%
2001	7.4
2002	4.7
2003	4.1
2004	4.6

The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

Year Ended December 31	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
	(dollars in thousands)
2000	$3,177,863	$1,384,027	$ 330,428	$2,043,878
2001	3,716,530	1,883,998	1,143,394	2,131,476
2002	4,018,552	2,390,440	955,886	1,864,993
2003	4,676,531	2,286,417	851,165	2,388,033
2004	5,562,997	2,406,426	753,832	2,612,077

Fixed annuity account balances increased in 2001 due to the acquisition of Inter-State and First Variable.

Underwriting

The underwriting policies of the Company and its insurance subsidiaries are established by management. With respect to individual insurance, the Company and its insurance subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, rated, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

The Company and its insurance subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant’s age, except in the worksite and BOLI markets where limited blood testing is required. Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

Reinsurance Ceded

The Company and its insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company sets a limit on the amount of insurance retained on the life of any one person. Currently, in the individual lines the Company will not retain more than $500,000, including accidental death benefits, on any one life. In many cases the retention is less. The Company is currently evaluating the retention limits for its life insurance business and may consider changing the retention levels currently in place. At December 31, 2004, the Company had insurance in force of $409.0 billion of which approximately $354.0 billion was ceded to reinsurers.

During 2004, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of the Company’s life insurance business. The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to regulation Triple X. The Company made significant progress during 2004 on a capital markets reinsurance strategy designed to enhance the Company’s ability to manage the cost of its reinsurance as well as its capital. The Company expects to have a capital markets structure in place during 2005.

The Company also has used reinsurance to reinsure fixed annuities in conjunction with the acquisition of two small insurers and for reinsuring guaranteed minimum death benefit (GMDB) claims in its variable annuity contracts.

Policy Liabilities and Accruals

The applicable insurance laws under which the Company and its insurance subsidiaries operate require that each insurance company report policy liabilities to meet future obligations on the outstanding policies. These liabilities are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the liabilities shall not be less than liabilities calculated using certain named mortality tables and interest rates.

The policy liabilities and accruals carried in the Company's financial reports presented on the basis of accounting principles generally accepted in the United States of America (GAAP) differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest.

Federal Income Tax Consequences

Existing federal laws and regulations affect the taxation of the Company’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. Congress has from time to time considered proposals that, if enacted, would have had an adverse impact on the federal income tax treatment of such products, or would have increased the tax-deferred status of competing products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has recently been enacted that would over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. The Company cannot predict what tax initiatives may be enacted which could adversely affect the Company.

The Company and its insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating recently acquired life insurance companies and on consolidating life insurance company income with non-insurance income are applicable to the Company; thus, the Company is not able to consolidate all of the operating results of its subsidiaries for federal income tax purposes.

Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as "Policyholders' Surplus" to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders' Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2004, the aggregate accumulation in the Policyholders' Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts. Legislation was enacted in 2004 which will suspend application of this provision for tax years 2005 and 2006.

Competition

Life and health insurance is a mature and highly competitive industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies are converting to stock ownership which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

Regulation

The Company and its insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include premium rates, policy reserve levels, marketing practices, advertising, privacy, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC) as modified by the insurance company's state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view; for example, requiring immediate expensing of policy acquisition costs and use of more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2004 statutory financial reports, the Company and its insurance subsidiaries are adequately capitalized under the formula.

The Company and its insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding the Company or any insurance company subsidiary of the Company.

Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company and its insurance subsidiaries were assessed immaterial amounts in 2004, which will be partially offset by credits against future state premium taxes.

In addition, many states, including the states in which the Company and its insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

The Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation (PLC). In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2005 is estimated to be $231.6 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to PLC by such subsidiaries without affirmative prior approval by state regulatory authorities.

The Company and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts and annuities offered by the Company and its subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Employees

At December 31, 2004, the Company had approximately 2,024 authorized and 1,995 filled positions, including approximately 1,012 in Birmingham, Alabama. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2004 was approximately $4.4 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note L to Consolidated Financial Statements.

Item 2.	Properties

The Company's Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in January 2003. In addition, parking is provided for approximately 2,760 vehicles. The Company owns each of the properties except for the third building which is currently leased.

The Company leases administrative and marketing office space in approximately 23 cities, including approximately 33,571 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.9 million.

Item 3.	Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. For additional information regarding legal proceedings see Note G to the Consolidated Financial Statements included herein.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity and Related Share-Owner Matters

The Company is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by the Company's subsidiary, Protective Life and Annuity Insurance Company (PL&A). Therefore, neither the Company's common stock nor PL&A's preferred stock is publicly traded.

At December 31, 2004, $1,481.9 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $1.8 billion, would be subject to federal income tax at rates then effective.

Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC the Company in 2005 is estimated to be $231.6 million. The Company paid no dividends to PLC in 2004.

PL&A paid no dividends in 2004 or 2003. The Company and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.	Selected Financial Data

	Year Ended December 31
	2004	2003	2002	2001	2000
	(dollars in thousands)
INCOME STATEMENT DATA(3)
Premiums and policy fees	$ 1,822,825	$1,653,609	$1,548,201	$1,389,819	$1,175,943
Reinsurance ceded	(1,124,651)	(917,935)	(738,158)	(771,151)	(686,108)
Net of reinsurance ceded	698,174	735,674	810,043	618,668	489,835
Net investment income	1,029,206	980,743	971,808	835,203	692,081
Realized investment gains (losses): Derivative financial instruments	2,726	8,249	(4,708)	2,182	2,157
All other investments	30,771	66,764	12,314	(6,123)	(16,756)
Other income	55,783	46,825	41,483	38,578	35,194
Total revenues	1,816,660	1,838,255	1,830,940	1,488,508	1,202,511
Benefits and expenses	1,445,497	1,488,283	1,589,317	1,274,550	1,027,889
Income tax expense	133,226	117,932	84,229	70,457	61,478
Income (loss) from discontinued operations(1)		0	0	(27,610)	16,299
Change in accounting principle(2)	(15,801)	0	0	(8,341)	0
Net income	$ 222,136	$ 232,040	$ 157,394	$ 107,550	$ 129,443

(1)     Income from discontinued operations in 2001 includes loss on sale of discontinued operations and loss from discontinued operations, net of income tax.

(2)     Cumulative effect of change in accounting principle, net of income tax – amount in 2004 relates to SOP 03-1; amount in 2001 relates to SFAS No. 133.

(3)     Prior periods have been restated to reflect discontinued operations.

	December 31
	2004	2003	2002	2001	2000
	(dollars in thousands)
BALANCE SHEET DATA
Total assets	$26,571,210	$23,914,836	$21,727,967	$19,582,503	$15,041,781
Total debt(4)	$ 2,202	$ 2,234	$ 4,264	$ 8,291	$ 12,315
Total stable value product and annuity account balances(5)	$ 5,725,172	$ 4,847,518	$ 4,198,070	$ 3,907,892	$ 3,385,092
Share-owner’s equity	$ 2,885,064	$ 2,629,798	$ 2,285,284	$ 1,883,333	$ 1,539,955

(4)     Includes indebtedness to related parties. Such indebtedness totaled $2.0 million, $6.0 million, and $10.0 million at December 31, 2002, 2001, and 2000, respectively.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in its entirety, since it contains detailed information that is important to understanding the Company’s results and financial condition. The Overview below is qualified in its entirety by the full Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to “Known Trends and Uncertainties” herein for more information about factors which could affect future results.

OVERVIEW

The Company and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company operates five business segments: Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. In addition, the Company has another segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest expense on all debt, and the operations of several non-strategic lines of business.

The Company achieved strong growth in earnings in 2004 despite numerous challenges that existed across the financial services industry. Historically low interest rates continued to create a challenge for the Company’s products that generate investment spread profits, such as fixed annuities and stable value contracts. However, active management of crediting rates on these products allowed the Company to minimize spread compression effects. Strong competitive pressures on pricing, particularly in the Company’s life insurance business, continued to present a challenge from a new sales perspective. However, the Company’s continued focus on delivering value to consumers and broadening its base of distribution allowed for solid life insurance, annuity, and stable value product sales during the year. The life reinsurance market continued the process of consolidation and tightening in 2004. This continues to present the Company with challenges from both a new product pricing and capital management perspective. The Company made progress during 2004 in developing a capital markets reinsurance solution to support the sale of new term life business, and will continue to focus on this issue in 2005.

The Life Marketing segment achieved solid growth in earnings, despite the expected decline in overall sales for the year and the negative impact from adopting Statement of Position (SOP) 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 affects the timing of the recognition of mortality benefits for universal life products and not the overall profits from these products. The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products. Sales made through the stockbroker and independent agent channels increased 27% and 11%, respectively. Sales from the brokerage distribution channel declined by 13.7%, as expected. Results for 2004 benefited from improved mortality, which was approximately $4 million better than 2003 levels.

Operating income in the Acquisitions segment declined in 2004, as no new acquisitions were completed and the earnings from previously acquired blocks declined, as expected. The segment continued to actively pursue acquisitions in 2004; however, no transactions were identified that fit the Company’s strategic and pricing guidelines. The Company’s acquisition capabilities have historically given the Company a unique competitive advantage, and this group is well positioned both in terms of capital and administrative capacity to pursue additional acquisitions in 2005.

Earnings in the Annuities segment increased approximately 16% in 2004, as a result of significantly higher sales of fixed annuities and improvement in the equity markets. Growth in equity markets translated into improved earnings as fee income based on variable account values increased and claims expense for variable annuity guaranteed minimum death benefits declined. The segment actively managed the rates offered on its fixed annuity products to minimize the effects of lower interest rates on earnings.

Stable Value Products achieved significant growth in operating income in 2004 as a result of strong sales and improvement in operating spreads. The successful introduction of the registered funding agreement-backed notes program in late 2003 provided a new and diverse source of funding and drove the strong sales in 2004. Proactive management and maturing higher-cost liabilities allowed for an expansion in spreads of 11 basis points.

The Asset Protection segment continued to show improvement in its results, driven primarily by improved loss ratios and proactive expense management. Price increases implemented over the last three years and changes made to improve the underwriting process have paid off by reducing average claims cost. Restructuring actions taken in 2003 enabled the segment to reduce operating expenses by a significant margin and are now in line with the segment’s level of revenues.

Corporate and Other operating income increased substantially over 2003, due to large reserve strengthening charges taken on runoff lines during 2003 as well as higher levels of investment income in 2004. Participating mortgage income was particularly strong in 2004, reflecting increased transaction activity within the Company’s mortgage portfolio. The overall performance of the Company’s investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements. A discussion of the various critical accounting policies is presented below.

The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These factors enter into management’s estimates of future profits which generally are used to amortize certain of such costs. Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. At December 31, 2004, the Company had a deferred acquisition cost asset and goodwill asset of $1.8 billion and $36.2 million, respectively.

The Company has a deferred policy acquisition costs asset of approximately $107.7 million related to its variable annuity product line with an account balance of $2.5 billion at December 31, 2004. The Company monitors the rate of amortization of the deferred policy acquisition costs associated with its variable annuity product line. The Company’s monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 9%, reversion to the mean methodology with a reversion to the mean cap rate of 14%, reversion to the mean period of 5 years, and an amortization period of 20 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

The Company also establishes liabilities for guaranteed minimum death benefits (GMDB) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 60% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table plus a margin for reinsurance costs to reflect improvements in mortality since the table was derived and other factors. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2004 are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. At December 31, 2004, the total GMDB liability held by the Company was $5.0 million.

Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. At December 31, 2004, the Company had total policy liabilities and accruals of $10.6 billion.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in Notes A and B to the Consolidated Financial Statements. At December 31, 2004, the Company held $14.0 billion of available-for-sale investments, including $2.2 billion in investments with a gross unrealized loss of $51.8 million.

The Company utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. The Company employs a variety of methods for determining the fair value of its derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. At December 31, 2004, the fair value of derivatives reported on the Company’s balance sheet in “other long-term investments” and “other liabilities” was $217.4 million and $18.0 million, respectively.

Determining the Company’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to the Company’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate PLC’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as expected exercise dates. See Notes L and M to the Consolidated Financial Statements for further information on these plans.

The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs (DAC), and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of segment operating income because the swaps are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a summary of results and reconciles segment operating income (loss) to consolidated net income:

				Change
	2004	2003	2002	2004	2003
	(in thousands)

Life Marketing	$ 163,177	$ 159,957	$125,419	2.0%	27.5%
Acquisitions	87,268	96,700	96,418	(9.8)	0.3
Annuities	15,279	13,190	14,656	15.8	(10.0)
Stable Value Products	53,159	38,911	42,272	36.6	(8.0)
Asset Protection	18,628	16,019	(6,661)	16.3	n/a
Corporate and Other	13,637	(20,835)	(27,855)	n/a	(25.2)
	351,148	303,942	244,249	15.5	24.4

Realized investment gains (losses) – investments(1)	23,836	47,817	10,333
Realized investment gains (losses) – derivatives(2)	(3,821)	(1,787)	(12,959)
Income tax expense	(133,226)	(117,932)	(84,229)

Net income before cumulative effect of change in accounting principle	237,937	232,040	157,394	2.5	47.4
Cumulative effect of change in accounting principle, net of income tax	(15,801)

Net income	$ 222,136	$ 232,040	$157,394	(4.3)	47.4

(1) Realized investment gains (losses) - investments	$ 30,771	$ 66,764	$ 12,314
Related amortization of DAC	(6,935)	(18,947)	(1,981)
	$ 23,836	$ 47,817	$ 10,333

(2) Realized investment gains (losses) - derivatives	$ 2,726	$ 8,249	$ (4,708)
Settlements on certain interest rate swaps	(6,547)	(10,036)	(8,251)
	$ (3,821)	$ (1,787)	$ (12,959)

Net income for 2004 reflects strong overall growth in segment operating income, somewhat offset by lower realized investment gains and the cumulative effect charge. Excluding the $12.3 million of reinsurance recoveries during 2003 (see Note N to the Consolidated Financial Statements), Life Marketing’s operating income increased 10.5%, reflecting continued growth in life insurance in-force and improved results from the segment’s non-insurance businesses, somewhat offset by lower expense capitalization levels driven by a reduction in traditional life sales in 2004. Strong growth in average balances and a widening of spreads drove significant improvement in Stable Value Products’ earnings, while improvement in the equity markets and higher sales levels contributed to the increase in Annuities’ income. Excluding charter sales in 2004 and 2003, Asset Protection segment operating income increased 90.5% in 2004 primarily due to improved loss ratios in the service contract business and effective expense management. Earnings in the Acquisitions segment declined in 2004 as the result of the normal runoff of the segment’s previously acquired blocks of business. Corporate and Other earnings reflect dramatically lower losses on the runoff insurance lines as well as higher participating mortgage income and investment income on unallocated capital.

Included in net income for 2004 is a cumulative effect charge of $15.8 million arising from the Company’s adoption of SOP 03-1 (see Note A to the Consolidated Financial Statements for further discussion of SOP 03-1).

Net income for 2003 reflects growth in overall segment operating income as well as significantly higher realized investment gains. Excluding the $12.3 million of reinsurance recoveries during 2003 and $7.2 million of recoveries in 2002 (see Note N to the Consolidated Financial Statements), Life Marketing’s operating income increased 24.9% in 2003, reflecting continued growth in life insurance in-force through new sales as well as favorable expense capitalization levels driven by the strong sales in 2003. Interest spread compression drove results in both the Stable Value Products and Annuities segments, as the impact of prepayments in the mortgage-backed security portfolio more than offset crediting rate reductions. Operating income in the Asset Protection segment increased in 2003 primarily due to the $25.6 million reserve strengthening taken during 2002 as well as a $6.9 million gain recognized during 2003 for the sale of an inactive charter. Corporate and Other earnings reflect an increase in investment income on unallocated capital in 2003.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made, based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

Sales and life insurance in-force amounts are derived from the Company’s various sales tracking and administrative systems, and are not derived from the Company’s financial reporting systems or financial statements. Mortality variances are derived from actual claims compared to expected claims. These variances do not represent the net impact to earnings due to the interplay of reserves and DAC amortization.

Life Marketing

The Life Marketing segment markets level premium term and term-like insurance, universal life (UL), and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the "bank owned life insurance" (BOLI) market. Segment results were as follows:

				Change
	2004	2003	2002	2004	2003

REVENUES
Gross premiums and policy fees	$1,026,889	$ 856,431	$ 673,412	19.9%	27.2%
Reinsurance ceded	(818,207)	(657,778)	(453,228)	24.4	45.1
Net premiums and policy fees	208,682	198,653	220,184	5.0	(9.8)
Net investment income	237,049	229,913	208,451	3.1	10.3
Other income	803	875	1,344	(8.3)	(34.9)
Total operating revenues	446,534	429,441	429,979	4.0	(0.1)

BENEFITS AND EXPENSES
Benefits and settlement expenses	274,584	253,785	228,225	8.2	11.2
Amortization of deferred policy acquisition costs	58,970	66,078	117,836	(10.8)	(43.9)
Other operating expenses	(50,197)	(50,379)	(41,501)	(0.4)	21.4
Total benefits and expenses	283,357	269,484	304,560	5.1	(11.5)

OPERATING INCOME	163,177	159,957	125,419	2.0	27.5

INCOME BEFORE INCOME TAX	$ 163,177	$ 159,957	$ 125,419	2.0	27.5

The following table summarizes key data for the Life Marketing segment:

				Change
	2004	2003	2002	2004	2003
Sales By Product
Traditional	$171,883	$205,335	$146,280	(16.3)%	40.4%
Universal life	84,569	79,752	71,157	6.0	12.1
Variable universal life	5,236	4,558	6,700	14.9	(32.0)
	$261,688	$289,645	$224,137	(9.7)	29.2

Sales By Distribution Channel
Brokerage general agents	$161,174	$186,711	$131,804	(13.7)	41.7
Independent agents	55,926	50,207	39,866	11.4	25.9
Stockbrokers/banks	31,711	24,933	18,160	27.2	37.3
Direct response	1,097	5,830	11,503	(81.2)	(49.3)
BOLI	11,780	21,964	22,804	(46.4)	(3.7)
	$261,688	$289,645	$224,137	(9.7)	29.2

Average Life Insurance In-Force(1)
Traditional	$296,399,244	$224,298,764	$159,093,485	32.1	41.0
Universal life	40,416,769	36,865,396	33,529,411	9.6	9.9
	$336,816,013	$261,164,160	$192,622,896	29.0	35.6

Average Account Values
Universal life	$3,637,027	$3,149,430	$2,642,438	15.5	19.2
Variable universal life	190,522	137,380	112,913	38.7	21.7
	$3,827,549	$3,286,810	$2,755,351	16.5	19.3

Interest Spread – Universal Life(2)
Net investment income yield	6.37%	6.89%	7.42%
Interest credited to policyholders	4.88	5.45	5.86
Interest spread	1.49%	1.44%	1.56%

Mortality Experience(3)	$3,821	$(567)	$6,157

(1) Amounts are not adjusted for reinsurance ceded. (2) Interest spread on average general account values. (3) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income increased 2.0% in 2004 reflecting the continued growth in life insurance in-force and improved results from non-insurance businesses, offset by the impact of lower sales in the current year and the positive impact of reinsurance recoveries on 2003 results. During 2003, the segment recognized additional net premiums of $18.4 million, amortization of DAC of $6.1 million, and operating income of $12.3 million, as a result of recoveries from previously overpaid reinsurance premiums (see Note N). Excluding the impact from these recoveries, operating income increased 10.5% in 2004. During 2002, the segment recognized additional net premiums of $69.7 million, amortization of DAC of $62.5 million, and operating income of $7.2 million as the estimate of the effect of previously overpaid reinsurance premiums (see Note N). Excluding the impact of recoveries recorded in 2003 and 2002, operating income increased by 24.9% in 2003. This increase reflects continued growth of life insurance in-force as well as favorable expense capitalization levels driven by strong sales in 2003.

Gross premiums and policy fees grew by 19.9% in 2004 due to the growth in life insurance in-force achieved over the last several quarters, while amounts ceded increased 21.0% (excluding reinsurance recoveries in 2003) as the segment continued to reinsure a significant amount of its new business. Net investment income increased approximately 3.1% over 2003 reflecting the growth of the segment’s assets, offset by lower investment yields. The increase in other income for the year is due primarily to additional income from the segment’s direct response and broker-dealer subsidiaries. Due to the nature of these businesses, a significant portion of this additional income is offset by increases in other operating expenses.

Benefits and settlement expenses were 8.2% higher in 2004 due to growth in life insurance in-force and higher benefit costs caused by the implementation of SOP 03-1, offset by lower crediting rates on UL products and normal fluctuations in mortality experience. Mortality for the year was $4.4 million more favorable versus 2003. Amortization of DAC (excluding the effect of reinsurance recoveries in 2003) was 1.7% lower in 2004. The decrease in amortization is primarily due to the segment’s adoption of SOP 03-1. Amortization on UL products was reduced by $4.7 million in 2004 due to the application of SOP 03-1 and the resulting change in pattern of gross profits on these products. In addition, a $2.0 million reduction to the previously recorded reinsurance receivable reduced amortization by $1.0 million.

Gross premiums and policy fees increased 27.2% in 2003 due to continued growth through new sales, while amounts ceded increased 29.3% (excluding reinsurance recoveries in 2003 and 2002) as the segment continued to reinsure a significant amount of its new business. Net investment income increased approximately 10.3% over 2002 reflecting the significant growth of the segment’s assets, offset by the 53 basis point drop in investment yields.

Benefits and settlement expenses were higher in 2003 due to growth in life insurance in-force and less favorable mortality experience, offset by lower crediting rates on UL products. Mortality for the year was $6.7 million less favorable versus 2002. Amortization of DAC (excluding the effect of reinsurance recoveries) was 8.4% higher in 2003. The increase in amortization is the result of the growth of life insurance in-force offset somewhat by favorable unlocking on UL products.

Other operating expenses for the segment were as follows:

				Change
	2004	2003	2002	2004	2003

Insurance Companies:
First year commissions	$ 288,990	$ 299,902	$ 220,375	(3.6)%	36.1%
Renewal commissions	32,985	30,258	25,702	9.0	17.7
First year ceding allowances	(167,196)	(188,194)	(132,382)	(11.2)	42.2
Renewal ceding allowances	(159,384)	(125,960)	(98,376)	26.5	28.0
General & administrative	187,895	182,165	159,872	3.1	13.9
Taxes, licenses and fees	22,851	20,383	18,018	12.1	13.1
Other operating expenses incurred	206,141	218,554	193,209	(5.7)	13.1

Less commissions, allowances & expenses capitalized	(256,338)	(268,933)	(234,710)	(4.7)	15.0

Other operating expenses (income)	$ (50,197)	$ (50,379)	$ (41,501)	(0.4)	21.4

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

Other operating expenses were relatively unchanged versus 2003, as the decrease in expenses incurred was offset by a decline in expense capitalization levels driven by the drop in sales. General and administrative expenses increased a modest 3.1% versus 2003, as lower underwriting costs achieved through rate reductions from certain vendors in the third quarter of 2003 partially offset by normal expense increases. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the year.

All categories of operating expenses increased in 2003, reflecting the segment’s strong growth during the year. Overall expenses declined, however, as the 29.2% increase in sales caused the segment’s expense capitalization levels to compare favorably with 2002. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the year.

Sales for the segment decreased in 2004 primarily due to lower production of traditional life at Empire General, which is included within the brokerage general agent channel. As expected, traditional life business sold through Empire General declined $27.9 million versus the unusually strong levels achieved in 2003. Offsetting this decline was a $7.2 million increase in sales of UL business through the stockbroker channel, primarily resulting from a new product introduction in the fourth quarter of 2004. Sales of BOLI business declined significantly from the strong sales achieved in 2003. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns. The segment has changed its direct response business sold through Matrix Direct to focus on a multi-carrier distribution strategy, resulting in the significant decrease in the Company’s direct response sales versus 2003.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

				Change
	2004	2003	2002	2004	2003

REVENUES
Gross premiums and policy fees	$276,394	$289,906	$300,818	(4.7)%	(3.6)%
Reinsurance ceded	(72,062)	(75,994)	(76,333)	(5.2)	(0.4)
Net premiums and policy fees	204,332	213,912	224,485	(4.5)	(4.7)
Net investment income	232,499	246,143	252,147	(5.5)	(2.4)
Other income	2,272	2,640	1,826	(13.9)	44.6
Total operating revenues	439,103	462,695	478,458	(5.1)	(3.3)

BENEFITS AND EXPENSES
Benefits and settlement expenses	287,356	291,768	301,400	(1.5)	(3.2)
Amortization of deferred policy acquisition costs	28,652	32,690	35,245	(12.4)	(7.2)
Other operating expenses	35,827	41,537	45,395	(13.8)	(8.5)
Total benefits and expenses	351,835	365,995	382,040	(3.9)	(4.2)

OPERATING INCOME	87,268	96,700	96,418	(9.8)	0.3

INCOME BEFORE INCOME TAX	$ 87,268	$ 96,700	$ 96,418	(9.8)	0.3

The following table summarizes key data for the Acquisitions segment:

				Change
	2004	2003	2002	2004	2003

Average Life Insurance In-Force(1)
Traditional	$11,694,948	$13,656,841	$14,774,431	(14.4)%	(7.6)%
Universal life	18,077,468	19,945,426	20,156,647	(9.4)	(1.0)
	$29,772,416	$33,602,267	$34,931,078	(11.4)	(3.8)

Average Account Values
Universal life	$1,723,647	$1,747,831	$1,744,775	(1.4)	0.2
Fixed annuity(2)	218,087	226,567	225,647	(3.7)	0.4
Variable annuity	89,327	104,129	149,130	(14.2)	(30.2)
	$2,031,061	$2,078,527	$2,119,552	(2.3)	(1.9)

Interest Spread – UL & Fixed Annuities
Net investment income yield	7.17%	7.51%	8.15%
Interest credited to policyholders	5.22	5.57	6.25
Interest spread	1.95%	1.94%	1.90%

Mortality Experience(3)	$5,364	$3,921	$3,161

(1)     Amounts are not adjusted for reinsurance ceded.

(2)     Includes general account balances held within variable annuity products and is net of reinsurance ceded.

(3)     Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income was 9.8% lower in 2004 as the earnings from previously acquired blocks continued to decline as the result of lapses, deaths, and other terminations of coverage. In 2003, income was relatively flat as a $9.0 million decline in earnings from previously acquired blocks was offset by a $9.1 million increase in earnings from the June 2002 Conseco transaction.

Net premiums and policy fees declined by 4.5% and 4.7%, respectively, in 2004 and 2003 due to the continued runoff from acquired blocks of business. Net investment income was also lower in 2004 and 2003, caused by the runoff of business and lower overall earned rates. The segment has continued to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

Benefits and settlement expenses were down for 2004 and 2003, due to the decline in business in-force as well as normal fluctuations in mortality. Amortization of DAC decreased during 2004 due to the overall decline in business as well as lower gross profits on certain universal life blocks primarily caused by higher mortality. The general decline in premiums drove the decrease in amortization of DAC in 2003. Other operating expenses decreased during 2004 due to conversion costs incurred for the Conseco acquisition during 2003 as well as lower agent commissions incurred as a result of lower net premiums. The decrease in other operating expenses in 2003 was primarily driven by lower commission expense and conversion costs incurred in 2002 for the Inter-State and First Variable acquisitions.

The segment’s life insurance in-force and UL and annuity account values have declined from 2003 levels as no new acquisitions have been made since June 2002. In the ordinary course of business, the Company regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the Company’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company will continue to pursue suitable acquisitions as they become available.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force. Segment results were as follows:

				Change
	2004	2003	2002	2004	2003

REVENUES
Gross premiums and policy fees	$ 30,341	$ 26,265	$ 25,826	15.5%	1.7%
Reinsurance ceded	0	0	0	0.0	0.0
Net premiums and policy fees	30,341	26,265	25,826	15.5	1.7
Net investment income	210,886	224,330	220,433	(6.0)	1.8
Other income	5,959	3,768	3,229	58.1	16.7
Total operating revenues	247,186	254,363	249,488	(2.9)	2.0

BENEFITS AND EXPENSES
Benefits and settlement expenses	183,271	197,955	186,107	(7.4)	6.4
Amortization of deferred policy acquisition costs	25,336	19,249	22,688	31.6	(15.2)
Other operating expenses	23,300	23,969	26,037	(2.8)	(7.9)
Total benefits and expenses	231,907	241,173	234,832	(3.8)	2.7

OPERATING INCOME	15,279	13,190	14,656	15.8	(10.0)

Realized investment gains (losses)	9,873	22,733	2,277
Related amortization of DAC	(6,935)	(18,947)	(1,981)

INCOME BEFORE INCOME TAX	$ 18,217	$ 16,976	$ 14,952	7.3	13.5

The following table summarizes key data for the Annuities segment:

				Change
	2004	2003	2002	2004	2003

Sales
Fixed annuity	$443,170	$163,516	$628,367	171.0%	(74.0)%
Variable annuity	282,926	350,590	324,507	(19.3)	8.0
	$726,096	$514,106	$952,874	41.2	(46.0)

Average Account Values
Fixed annuity(1)	$3,228,976	$3,302,511	$3,031,896	(2.2)	8.9
Variable annuity	2,022,101	1,595,173	1,526,035	26.8	4.5
	$5,251,077	$4,897,684	$4,557,931	7.2	7.5

Interest Spread – Fixed Annuities(2)
Net investment income yield	6.45%	6.69%	7.15%
Interest credited to policyholders	5.61	5.79	5.97
Interest spread	0.84%	0.90%	1.18%

	As of December 31			Change
	2004	2003	2002	2004	2003

GMDB – Net amount at risk(3)	$182,038	$286,603	$538,583	(36.5)%	(46.8)%
GMDB - Reserves	$4,575	$5,073	$5,581	(9.8)	(9.1)
S&P 500 Index	1,212	1,112	880	9.0	26.4

(1)     Includes general account balances held within variable annuity products.

(2)     Interest spread on average general account values.

(3)     Guaranteed death benefit in excess of contract holder account balance.

Segment operating income increased substantially in 2004, reflecting higher sales of fixed annuities and the impact of improved equity markets reflected in the variable annuity business. The segment’s operating income declined in 2003, as growth in both fixed and variable account values were more than offset by interest spread compression.

The improvement in the equity markets in 2004 caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the year. The lower interest rate environment and decrease in fixed annuity balances in 2004 (due in part to transfers to the variable annuity) caused net investment income to decline from 2003 levels. Interest spreads on fixed annuities declined 6 basis points in 2004 as lower rates on new investments more than offset the effects of crediting rate reductions. Other income increased in 2004 due to an increase in administrative service fees within variable annuity products.

Interest credited decreased $9.8 million in 2004 due to the decline in fixed annuity account values and reductions in credited rates. Benefits expense also benefited from lower guaranteed minimum death benefit (GMDB) expenses of $3.1 million, as the segment’s net amount at risk, reserves, and paid claims declined from 2003. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $5.3 million in 2004. Other operating expenses decreased $0.7 million, reflecting lower administrative expenses, as well as higher expense capitalization caused by the increase in sales.

The decline in average equity market values in 2003 as compared to 2002 resulted in variable annuity account values growing by only 4.5% during 2003. This growth resulted in the modest increase in policy fees during the year. The growth in fixed annuity account values in 2003 was substantially offset by the 46 basis point decline in yields, resulting in a 1.8% increase in net investment income. Interest spreads on fixed annuities declined 28 basis points in 2003 as lower rates on new investments and the impact of prepayments in the mortgage-backed security portfolio more than offset the effects of crediting rate reductions.

Interest credited in 2003 increased $10.2 million over 2002, as the reductions in crediting rates were more than offset by the 8.9% increase in fixed annuity account values. While the net amount at risk for GMDB declined significantly on a year-end basis, average net amount at risk was relatively flat versus 2002. As a result, GMDB claims were relatively unchanged in 2003. As the level of DAC amortization is largely based on the amount of income (prior to amortization) recognized in a given period, amortization was 15.2% lower than 2002. Other operating expenses decreased $2.1 million, primarily as a result of proactive management of administrative expenses during the year.

Sales of fixed annuities increased significantly in 2004, reflecting higher interest rates and more competitive pricing. Sales trends showed steady improvement throughout 2004, with approximately 40% of total fixed annuity sales coming in the fourth quarter. Included in fixed annuity sales in the fourth quarter of 2004, were $122 million of single premium immediate annuities sold on an institutional basis in a structured transaction. Sales made through structured transactions are opportunistic in nature and may vary widely between periods. Variable annuity sales were 19.3% lower than the historically high levels achieved in 2003 as the Company maintained its pricing discipline. The segment continues to develop new products, including an equity-indexed fixed annuity, that are designed to be a catalyst for sales growth in 2005.

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

				Change
	2004	2003	2002	2004	2003

REVENUES
Net investment income	$268,184	$233,104	$246,098	15.0%	(5.3)%

BENEFITS AND EXPENSES
Benefits and settlement expenses	205,168	186,565	196,576	10.0	(5.1)
Amortization of deferred policy acquisition costs	3,480	2,279	2,304	52.7	(1.1)
Other operating expenses	6,377	5,349	4,946	19.2	8.1
Total benefits and expenses	215,025	194,193	203,826	10.7	(4.7)

OPERATING INCOME	53,159	38,911	42,272	36.6	(8.0)

Realized investment gains (losses)	13,225	9,756	(7,061)

INCOME BEFORE INCOME TAX	$ 66,384	$ 48,667	$ 35,211	36.4	38.2

The following table summarizes key data for the Stable Value Products segment:

				Change
	2004	2003	2002	2004	2003

Sales
GIC	$ 59,000	$ 275,000	$ 266,500	(78.5)%	3.2%
GFA – Direct Institutional	67,020	377,900	125,000	(82.3)	202.3
GFA – Non-Registered Notes	0	505,000	763,400	n/a	(33.8)
GFA – Registered Notes - Institutional	925,000	450,000	0	105.6	n/a
GFA – Registered Notes - Retail	531,560	0	0	n/a	n/a
	$1,582,580	$1,607,900	$1,154,900	(1.6)	39.2

Average Account Values	$5,122,170	$4,191,182	$3,985,090	22.2	5.2

Operating Spread
Net investment income yield	5.39%	5.73%	6.22%
Interest credited	4.12	4.59	4.97
Operating expenses	0.20	0.19	0.18
Operating spread	1.07%	0.95%	1.07%

The increase in operating income in 2004 was due to the strong growth in average account balances, as well as the widening of spreads. The growth in average account balances was driven by sales of the Company’s registered funding agreement-backed notes program during 2004 and the fourth quarter of 2003. The lower interest rate environment caused both the investment income yield and the interest credited rate to decline from 2003. However, a rebalancing of the segment’s portfolio and replacement of higher rate contracts during 2004 allowed for a widening of interest spreads.

Operating income declined in 2003 as the modest growth in account balances was more than offset by the decline in spreads. Average account balances did not increase as dramatically as sales during 2003 as approximately $900 million of the year’s sales occurred during the fourth quarter. The primary driver of spread compression was a reduction in yield caused by the high level of prepayments in the mortgage-backed securities portfolio in 2003.

Sales during 2004 reflect the segment’s focus on its registered funding agreement-backed notes program, which was introduced during the fourth quarter of 2003. During 2004, the segment began offering inflation-adjusted notes through its registered retail program. Sales of inflation-adjusted notes were $236.2 million for the year and accounted for approximately 85% of all retail sales for the second half of 2004. The registered-notes program has given the segment access to a broader customer base and will continue to be the focus for future growth in the segment. Sales of traditional GICs and non-registered funding agreements were significantly lower than 2003 levels due to the segment’s continued focus on the registered note programs as well as lower overall market demand for certain of these products. Sales in 2003 increased significantly over 2002 levels as sales of $450 million in institutional registered notes contributed to modest growth in sales of the segment’s other products.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

				Change
	2004	2003	2002	2004	2003

REVENUES
Gross premiums and policy fees	$ 440,810	$ 424,500	$ 475,189	3.8%	(10.7)%
Reinsurance ceded	(233,350)	(179,934)	(189,338)	29.7	(5.0)
Net premiums and policy fees	207,460	244,566	285,851	(15.2)	(14.4)
Net investment income	30,841	36,423	41,372	(15.3)	(12.0)
Other income	35,794	38,063	33,568	(6.0)	13.4
Total operating revenues	274,095	319,052	360,791	(14.1)	(11.6)

BENEFITS AND EXPENSES
Benefits and settlement expenses	120,853	142,169	204,069	(15.0)	(30.3)
Amortization of deferred policy acquisition costs	72,273	80,320	75,108	(10.0)	6.9
Other operating expenses	62,341	80,544	88,275	(22.6)	(8.8)
Total benefits and expenses	255,467	303,033	367,452	(15.7)	(17.5)

OPERATING INCOME (LOSS)	18,628	16,019	(6,661)	16.3	(340.5)

INCOME (LOSS) BEFORE INCOME TAX	$ 18,628	$ 16,019	$ (6,661)	16.3	(340.5)

The following table summarizes key data for the Asset Protection segment:

				Change
	2004	2003	2002	2004	2003

Sales
Credit insurance	$217,585	$198,252	$177,722	9.8%	11.6%
Service contracts	202,983	204,810	195,803	(0.9)	4.6
Other products	39,755	69,351	94,323	(42.7)	(26.5)
	$460,323	$472,413	$467,848	(2.6)%	1.0%

Loss Ratios(1)
Credit insurance	38.3%	37.3%	36.4%
Service contracts	78.4	84.7	103.7
Other products	69.0	89.7	122.1
(1) Incurred claims as a percentage of earned premiums.

Excluding gains from charter sales, operating income increased significantly in both 2004 and 2003. Excluding gains from the sale of separate inactive charters of $1.2 million and $6.9 million in 2004 and 2003, respectively, income increased 91.1% in 2004. This increase is primarily due to growth of 92.8% in service contract earnings, which were partially offset by lower earnings from credit insurance and other products. The service contract lines benefited from more favorable claims experience as well as proactive expense management. Excluding the impact of the 2003 charter sale and a $2.7 million gain from a charter sale reported in 2002, operating income increased $18.5 million in 2003. The increase in 2003 earnings reflects the $25.6 million charge taken in 2002 for certain under-performing lines of business, as well as improved results from the segment’s service contract business. The vehicle service contract business improved to contribute income of $3.7 million in 2003, as compared to a loss of $2.8 million in 2002, due to improving loss ratios caused by the effect of increasing prices in 2000 through 2003.

The decline in net premiums for 2004 was primarily related to a decrease of $33.7 million in the credit insurance lines, due to higher levels of reinsurance. Premiums in the service contract business increased $2.4 million during the year, with the segment’s other lines accounting for the remainder of the decline in premiums. The decrease in net investment income was attributable to the overall decline in business resulting in lower levels of invested assets as well as a lower net yield on investments. Excluding the impact of the charter sale gains, other income was relatively flat in 2004.

Benefits and settlement expenses declined in 2004, reflecting the decrease in the segment’s net premiums and the overall improvement in loss ratios. Amortization of DAC was lower than 2003 primarily due to the significant decline in the segment’s credit business. Other operating expenses decreased due to lower commissions and reductions in other general expenses. General expenses were reduced primarily as a result of the outsourcing of the administration of a portion of the segment’s credit insurance business during 2003 and other cost saving initiatives implemented by management during the year.

Net premiums for 2003 declined due to relatively flat sales and the termination of various under-performing lines of business during the year. The decrease in net investment income for 2003 was attributable to the overall decline in business and lower levels of invested assets as well as a lower net yield on investments. Excluding the impact of charter sale gains, other income increased $0.3 million or 1.0% during 2003. This increase was attributable to service contract fee income driven by higher volumes during the year.

Benefits and settlement expenses declined in 2003, reflecting the decrease in the segment’s net premiums and the significant improvement in loss ratios. Amortization of DAC increased in 2003 primarily as a result of the higher overall sales of credit insurance during the year. Operating expenses declined primarily due to a reduction in commissions expense caused by the drop in net premiums for the year.

Loss ratios for the service contract business improved over 2003 levels as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes during 2004. Price increases implemented during 2000 through 2003 on the service contract business allowed for the significant reduction in loss ratios during 2003. Loss ratios for other products have declined in 2004 and 2003 primarily due to the segment exiting certain under-performing lines during 2002.

Sales of credit insurance through financial institutions rose $34.3 million in 2004 from the level achieved in 2003 primarily due to a third party administrator relationship. The increase in financial institution credit insurance sales is expected to decline as this third party administrator relationship goes into runoff during 2005. These sales results were partially offset by a decline of $15.0 million in credit insurance sold through automobile dealers. The decrease in other product sales in 2004 and 2003 primarily reflects declines in products the segment is no longer marketing.

Corporate and Other

The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt). This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities). The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other during 2004, and prior period segment data was restated to reflect the change.

The following table summarizes results for this segment:

				Change
	2004	2003	2002	2004	2003

Operating income (loss)(1)	$13,637	$(20,835)	$(27,855)	$ 34,472	$ 7,020

Realized gains and losses - investments	8,831	35,251	13,025	(26,420)	22,226
Realized gains and losses - derivatives	(4,980)	(2,763)	(8,886)	(2,217)	6,123
Income (loss) before income tax	$17,488	$ 11,653	$(23,716)	$ 5,835	$35,369
(1) Includes settlements on interest rate swaps of $6,547, $10,036, and $8,251 for 2004, 2003 and 2002, respectively.

The significant improvement in 2004 operating income reflects significantly higher net investment income and improved results from runoff insurance lines, partially offset by higher overall expenses. Net investment income increased $41.5 million over 2003, reflecting increased participating mortgage income and higher amounts of unallocated capital. Participating mortgage income increased $9.5 million, reflecting increased transaction activity within the Company’s mortgage portfolio. Results for the runoff insurance lines improved by $9.8 million in 2004, primarily as a result of reduced reserve strengthening taken in the residual value line of $12.9 million partially offset by higher losses in the cancer line of $3.6 million for 2004. Higher overall expenses and lower amounts of income from interest rate swaps accounted for the remainder of the change in the current year’s results.

The increase in 2003 earnings was primarily due to an increase in investment income on unallocated capital. Higher amounts of unallocated capital within the segment caused an increase in investment income of $7.5 million for the year. This increase was partially offset by a $3.5 million increase in expenses related to employee incentive plans and other corporate expenses. In addition, earnings from the residual value and surety lines improved by $3.1 million.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

				Change
	2004	2003	2002	2004	2003

Fixed maturity gains	$ 50,916	$ 84,556	$ 45,473	$(33,640)	$ 39,083
Fixed maturity losses	(7,234)	(6,270)	(10,905)	(964)	4,635
Equity gains	3,863	368	1,545	3,495	(1,177)
Equity losses	(214)	(295)	(3,230)	81	2,935
Impairments on fixed maturity securities	(14,667)	(13,630)	(15,112)	(1,037)	1,482
Impairments on equity securities	(1,125)	0	(2,712)	(1,125)	2,712
Other	(768)	2,035	(2,745)	(2,803)	4,780
Total realized gains (losses) - investments	$ 30,771	$ 66,764	$ 12,314	$(35,993)	$ 54,450

Foreign currency swaps	$ 519	$ 2,687	$ 71,099	$ (2,168)	$(68,412)
Foreign currency adjustments on stable value contracts	(44)	(1,711)	(75,172)	1,667	73,461
Derivatives related to mortgage loan commitments	(1,652)	4,738	(30,335)	(6,390)	35,073
Other derivatives	3,903	2,535	29,700	1,368	(27,164)
Total realized gains (losses) - derivatives	$ 2,726	$ 8,249	$ (4,708)	$ (5,523)	$(12,958)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for 2004 and 2003, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction in impairments for 2004 and 2003 reflects general improvement in the corporate credit environment. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Consolidated Investments” included herein.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses)

resulting from these securities during 2004 was $(0.5) million. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to the Company’s short positions during the respective periods.

The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For a portion of the change, a $2.7 million increase in realized gains (losses) resulted from lower interest rates, which impacted the fair value of certain interest rate swaps and options. During 2004, realized gains (losses) improved by $3.9 million due to the impact of embedded derivatives within certain asset swaps that were called during 2004, with no similar activity in 2003.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale."

The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2004, the Company's fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $14.0 billion, which is 5.2% above amortized cost of $13.3 billion. The Company had $3.0 billion in mortgage loans at December 31, 2004. While the Company's mortgage loans do not have quoted market values, at December 31, 2004, the Company estimates the market value of its mortgage loans to be $3.2 billion (using discounted cash flows from the next call date), which is 5.6% above amortized cost. Most of the Company's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

At December 31, 2003, the Company's fixed maturity investments had a market value of $12.9 billion, which was 5.0% above amortized cost of $12.3 billion. The Company estimated the market value of its mortgage loans to be $3.0 billion at December 31, 2003, which was 8.2% above amortized cost of $2.7 billion.

The following table shows the reported values of the Company's invested assets.

	December 31
	2004		2003
	(in thousands)
Publicly issued bonds	$12,094,118	64.0%	$10,967,622	64.7%
Privately issued bonds	1,889,463	10.0	1,956,734	11.5
Redeemable preferred stock	3,593	0.0	3,164	0.0
Fixed maturities	13,987,174	74.0	12,927,520	76.2
Equity securities	29,050	0.2	30,521	0.2
Mortgage loans	3,005,418	15.9	2,733,722	16.1
Investment real estate	81,397	0.4	13,152	0.1
Policy loans	482,780	2.6	502,748	3.0
Other long-term investments	256,635	1.4	244,913	1.4
Short-term investments	1,046,043	5.5	510,635	3.0
Total investments	$18,888,497	100.0%	$16,963,211	100.0%

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.9 billion at December 31, 2004, representing 10.0% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2004, securities with a market value of $535.4 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at December 31, 2004.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(in thousands)
AAA	$ 4,975,621	35.6%
AA	870,737	6.2
A	3,103,912	22.2
BBB	4,067,784	29.1
Investment grade	13,018,054	93.1
BB	697,879	5.0
B	248,627	1.8
CCC or lower	18,920	0.1
In or near default	101	0.0
Below investment grade	965,527	6.9
Redeemable preferred stock	3,593	0.0
Total	$13,987,174	100.0%

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of December 31, 2004.

Creditor	Market Value
(in millions)
Wachovia	$80.9
Citigroup	80.1
FPL Group	77.3
Dominion	76.8
BellSouth	74.4
Cox Communications	74.2
Union Pacific	73.8
Berkshire Hathaway	72.1
Duke Energy	70.6
Verizon	68.0

The Company’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties and business markets.

The Company generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

The Company generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, tangible and intangible assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer. Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value.

There are certain risks and uncertainties associated with determining whether declines in market values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other-than-temporary.

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2004, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2004, the Company had an overall pretax net unrealized gain of $700.1 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2004, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
<= 90 days	$1,283,554	59.4%	$1,293,509	58.5%	$ (9,955)	19.2%
>90 days but <= 180 days	57,082	2.6	62,029	2.8	(4,946)	9.6
>180 days but <= 270 days	346,083	16.0	353,030	16.0	(6,947)	13.4
>270 days but <= 1 year	116,581	5.4	118,812	5.4	(2,231)	4.3
>1 year but <= 2 years	299,794	13.9	310,320	14.0	(10,526)	20.3
>2 years but <= 3 years	339	0.0	568	0.0	(229)	0.4
>3 years but <= 4 years	22,386	1.1	25,387	1.1	(3,001)	5.8
>4 years but <= 5 years	259	0.0	411	0.0	(152)	0.3
>5 years	34,333	1.6	48,176	2.2	(13,844)	26.7
Total	$2,160,411	100.0%	$2,212,242	100.0%	$(51,831)	100.0%

At December 31, 2004, securities with a market value of $29.2 million and $16.5 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $12.8 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2004, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
Agency mortgages	$ 724,792	33.6%	$ 728,875	32.9%	$ (4,083)	7.9%
Banking	128,935	6.0	130,435	5.9	(1,500)	2.9
Basic industrial	68,785	3.2	71,027	3.2	(2,242)	4.3
Brokerage	52,505	2.4	53,002	2.4	(497)	1.0
Communications	73,254	3.4	75,907	3.4	(2,653)	5.1
Consumer-cyclical	43,813	2.0	44,490	2.0	(677)	1.3
Consumer-noncyclical	50,980	2.4	52,545	2.4	(1,565)	3.0
Electric	270,567	12.5	280,627	12.7	(10,060)	19.4
Energy	66,987	3.1	69,454	3.1	(2,467)	4.8
Finance companies	23,328	1.1	23,617	1.1	(289)	0.6
Insurance	102,710	4.8	105,137	4.8	(2,427)	4.7
Municipal agencies	72	0.0	72	0.0	(0)	0.0
Natural gas	114,441	5.3	116,696	5.3	(2,255)	4.3
Non-agency mortgages	277,212	12.8	291,369	13.2	(14,157)	27.3
Other finance	37,728	1.7	42,558	1.9	(4,830)	9.3
Other industrial	34,513	1.6	34,781	1.6	(268)	0.5
Other utility	21	0.0	44	0.0	(23)	0.0
Real estate	50	0.0	50	0.0	(0)	0.0
Technology	11,199	0.5	11,480	0.5	(281)	0.6
Transportation	53,857	2.5	55,147	2.5	(1,290)	2.5
U. S. Government	24,662	1.1	24,929	1.1	(267)	0.5
Total	$2,160,411	100.0%	$2,212,242	100.0%	$(51,831)	100.0%

The range of maturity dates for securities in an unrealized loss position at December 31, 2004 varies, with 10.6% maturing in less than 5 years, 23.9% maturing between 5 and 10 years, and 65.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2004.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
AAA/AA/A	$1,524,183	70.6%	$1,544,480	69.8%	$(20,297)	39.1%
BBB	519,326	24.0	531,230	24.0	(11,904)	23.0
Investment grade	2,043,509	94.6	2,075,710	93.8	(32,201)	62.1
BB	31,739	1.5	32,918	1.5	(1,179)	2.3
B	70,804	3.3	78,906	3.6	(8,102)	15.6
CCC or lower	14,359	0.6	24,708	1.1	(10,349)	20.0
Below investment grade	116,902	5.4	136,532	6.2	(19,630)	37.9
Total	$2,160,411	100.0%	$2,212,242	100.0%	$(51,831)	100.0%

At December 31, 2004, securities in an unrealized loss position that were rated as below investment grade represented 5.4% of the total market value and 37.9% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $15.9 million. Securities in an unrealized loss position rated less than investment grade were 0.6% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(in thousands)
<= 90 days	$ 11,071	9.5%	$ 11,261	8.2%	$ (190)	1.0%
>90 days but <= 180 days	1,442	1.2	1,781	1.3	(339)	1.7
>180 days but <= 270 days	39,883	34.1	42,625	31.2	(2,742)	14.0
>270 days but <= 1 year	11,936	10.2	12,399	9.1	(463)	2.3
>1 year but <= 2 years	597	0.5	661	0.5	(64)	0.3
>2 years but <= 3 years	186	0.2	251	0.2	(65)	0.3
>3 years but <= 4 years	22,109	18.9	25,051	18.4	(2,942)	15.0
>4 years but <= 5 years	14	0.0	45	0.0	(31)	0.2
>5 years	29,664	25.4	42,458	31.1	(12,794)	65.2
Total	$116,902	100.0%	$136,532	100.0%	$(19,630)	100.0%

At December 31, 2004, below investment grade securities with a market value of $24.7 million and $11.8 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations including securities in an unrealized loss position greater than five years with a market value of $24.6 million and $11.8 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the year ended December 31, 2004, the Company recorded pretax other-than-temporary impairments in its investments of $15.8 million as compared to $13.6 million in the year ended December 31, 2003. The most significant impairments taken during 2004 were $11.6 million in write-downs taken on airline equipment trust certificates that were secured by passenger aircraft. Given the continued difficulties in this industry as well as developments with the specific assets backing these securities, management deemed these securities to be other than temporarily impaired. The remaining impairments were not concentrated from an industry perspective and no individual impairment was greater than $1.0 million.

As discussed earlier, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the year ended December 31, 2004, the Company sold securities in an unrealized loss position with a market value of $503.5 million resulting in a realized loss of $7.4 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(in thousands)
<= 90 days	$291,069	57.8%	$(2,706)	36.4%
>90 days but <= 180 days	18,350	3.6	(186)	2.5
>180 days but <= 270 days	106,121	21.1	(2,561)	34.4
>270 days but <= 1 year	76,337	15.2	(1,615)	21.7
>1 year	11,650	2.3	(374)	5.0
Total	$503,527	100.0%	$(7,442)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2004, the Company’s allowance for mortgage loan credit losses was $3.3 million.

Subsequent to December 31, 2004, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At March 9, 2005, the Company had 46 loans amounting to $118.8 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 12 loans with balances of $21.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At March 9, 2005, the rents from Winn-Dixie represented approximately 50% of the total rents applicable to the properties underlying these loans (including approximately 66% of rents on loans in mortgage loan securitizations). The Company has evaluated each of the related loans, and, at this time, does not believe any of the loans to be materially impaired. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2004, approximately $439.8 million of the Company’s mortgage loans have this participation feature.

At December 31, 2004, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

Liquidity

The Company meets its liquidity requirements primarily through positive cash flows from its insurance operations. Primary sources of cash are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income. Primary uses of cash include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses.

The Company’s positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. The Company employs a formal asset/liability program to manage the cash flows of its investment portfolio relative to its long-term benefit obligations. The Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

While the Company generally anticipates that the cash flow of its operations will be sufficient to meet its investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may, from time to time, sell short-duration stable value products to complement its cash management practices. The Company has also used securitization transactions involving its commercial mortgage loans to increase liquidity.

The Company was committed at December 31, 2004, to fund mortgage loans in the amount of $739.9 million. The Company held $1,156.5 million in cash and short-term investments at December 31, 2004. Protective Life Corporation had an additional $0.1 million in cash and short-term investments available for general corporate purposes.

The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2005 is estimated to be $231.6 million. The Company plans to retain substantial portions of its earnings and the earnings of its subsidiaries primarily to support future growth.

Capital Resources

The Company has a $200 million revolving line of credit, under which both PLC and the Company may borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009. No compensating balances are required to maintain the line of credit. The line of credit arrangements contain, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by the Company and its subsidiaries. Additionally, the line of credit arrangements preclude the Company, on a consolidated basis, from incurring debt in excess of 40% of its total capital. At December 31, 2004, the Company was in compliance with all debt covenants.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from accounting principles generally accepted in the United States of America and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company and its insurance subsidiaries. The Company and its subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Currently, the Company and its insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels. At December 31, 2004, the Company and its primary insurance subsidiaries had the following insurer financial strength ratings:

	Standard & Poor's	A.M. Best	Fitch	Moody’s
Protective Life Insurance Company	AA	A+	AA-	Aa3
West Coast Life Insurance Company	AA	A+	AA-	Aa3
Empire General Life Assurance Corporation	AA	A+	AA-	N/A
Protective Life and Annuity Insurance Company	AA	A+	AA-	N/A
Lyndon Property Insurance Company	N/A	A-	N/A	N/A

Market Risk Exposures

The Company’s financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks. The Company analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments to reduce the Company’s exposure to interest rate risk, inflation risk, and currency exchange risk.

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (CPI). The Company also uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts.

The Company believes its asset/liability management programs and procedures and certain product features provide protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

The primary focus of the Company’s asset/liability program is the management of interest rate risk within the insurance operations. This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category, and for the Company as a whole. It is the Company’s policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

The following table sets forth the estimated market values of the Company’s fixed maturity investments and mortgage loans resulting from a hypothetical immediate 1 percentage point increase in interest rates from levels prevailing at December 31, and the percent change in market value the following estimated market values would represent.

At December 31	Amount	Percent Change
	(in millions)
2003
Fixed maturities	$12,608.0	(5.6)%
Mortgage loans	2,816.1	(4.8)
2004
Fixed maturities	$13,576.7	(5.8)%
Mortgage loans	3,021.3	(4.8)

Estimated market values were derived from the durations of the Company’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company’s financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.

At December 31, 2004, the Company had outstanding mortgage loan commitments of $793.9 million with an estimated fair value of $805.1 million (using discounted cash flows from the first call date). At December 31, 2003, the Company had outstanding commitments of $578.5 million with an estimated fair value of $595.7 million. The following table sets forth the estimated fair value of the Company’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(in millions)
2003	$566.1	(5.0)%
2004	$764.8	(5.0)%

The estimated fair values were derived from the durations of the Company’s outstanding mortgage loan commitments. While these estimated fair values generally provide an indication of how sensitive the fair value of the Company’s outstanding commitments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

As previously discussed, the Company utilizes a risk management strategy that involves the use of derivative financial instruments. Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

At December 31, 2004, derivative contracts with a notional amount of $2.7 billion were in a $197.1 million net gain position. At December 31, 2003, derivative contracts with a notional amount of $2.2 billion were in a $169.0 million net gain position. The Company recognized $2.7 million and $8.2 million of realized gains, and a $4.7 million realized loss related to derivative financial instruments in 2004, 2003 and 2002, respectively.

The following table sets forth the December 31 notional amount and fair value of the Company’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

	Notional Amount	Fair Value at December 31	Fair Value Resulting From an Immediate +/-1% Change in Interest Rates
			+1%	-1%
	(in millions)
2003
Options
Puts	$1,300.0	$ 0.5	$ 1.2	$ 0.0
Fixed to floating
Swaps	303.7	31.0	21.0	41.5
Floating to fixed
Swaps	175.1	(16.1)	(12.3)	(19.0)
	$1,778.8	$ 15.4	$9.9	$ 22.5
2004
Options
Puts	$1,190.0	$ 0.5	$ 18.3	$ 0.0
Futures	499.0	(6.0)	47.8	(57.4)
Fixed to floating
Swaps	240.8	17.9	11.5	24.6
Floating to fixed
Swaps	356.2	(8.8)	9.5	(28.5)
	$2,286.0	$ 3.6	$ 87.1	$(61.3)

The Company is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2004, stable value contracts of $389.5 million had a foreign exchange loss of approximately $180.2 million and the related foreign currency swaps had a net unrealized gain of approximately $196.0 million. At December 31, 2003, stable value contracts of $416.1 million had a foreign exchange loss of approximately $151.8 million and the related foreign currency swaps had a net unrealized gain of approximately $154.4 million.

The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

	Notional Amount	Fair Value at December 31	Fair Value Resulting From an Immediate +/-10% Change in Foreign Currency Exchange Rates
			+10%	-10%
	(in millions)
2003
Stable Value Contracts	$416.1	$(151.8)	$(208.6)	$ (95.0)
Foreign Currency Swaps	416.1	154.4	180.6	128.2
	$832.2	$ 2.6	$ (28.0)	$ 33.2
2004
Stable Value Contracts	$389.5	$(180.2)	$(237.1)	$(123.2)
Foreign Currency Swaps	389.5	196.0	215.3	176.6
	$779.0	$ 15.8	$ (21.8)	$ 53.4

Estimated gains and losses were derived using pricing models specific to derivative financial instruments. While these estimated gains and losses generally provide an indication of how sensitive the Company’s derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

The Company’s stable value contract and annuity products tend to be more sensitive to market risks than the Company’s other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At December 31, 2004, the Company had $5.6 billion of stable value product account balances with an estimated fair value of $5.6 billion (using discounted cash flows), and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion (using surrender values). At December 31, 2003, the Company had $4.7 billion of stable value product account balances with an estimated fair value of $4.7 billion, and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion.

The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31 and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(in millions)
2003
Stable value product account balances	$4,817.2	1.7%
Annuity account balances	3,642.0	4.8
2004
Stable value product account balances	$5,723.8	2.4%
Annuity account balances	3,621.4	4.8

Estimated fair values were derived from the durations of the Company’s stable value and annuity account balances. While these estimated fair values generally provide an indication of how sensitive the fair values of the Company’s stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Approximately 10% of the Company’s liabilities relate to products (primarily whole life insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.

The Company’s runoff residual value line of business exposes the Company to the risk of changes in used vehicle prices. Reserves for this business are established based upon assumptions regarding the level of used vehicle prices. The following table sets forth the estimated changes in the Company’s reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established at December 31, 2004.

	Change in Used Vehicle Prices
	-1.0%	-2.0%	-3.0%	-4.5%

Reserve change (in millions)	$3.4	$7.1	$11.1	$19.9

CONTRACTUAL OBLIGATIONS

The table below sets forth future maturities of stable value products, notes payable, operating lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

	2005	2006-2007	2008-2009	After 2009
	(in thousands)
Stable value products(a)	$1,162,578	$2,394,535	$ 946,728	$1,059,156
Note payable(b)		2,202
Operating leases(c)	5,979	8,113	5,818	6,862
Home office lease(d)	1,665	76,943
Mortgage loan commitments	793,930
Liabilities related to variable interest entities(e)	1,056	2,564	35,580	21,390
Policyholder obligations(f)	852,915	1,773,675	1,583,460	8,803,929

(a)    Anticipated stable value products cash flows, excluding interest not yet accrued.

(b)    Includes principle amount owed on note agreement, and does not include interest payments due over the term of the note.

(c)     Includes all lease payments required under operating lease agreements.

(d)    The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term.

(e)    Liabilities related to variable interest entities are not the legal obligations of the Company, but will be repaid with cash flows generated by the variable interest entities. The amounts represent scheduled principal payments.

(f)     Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to the Company’s historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from general account investments.

KNOWN TRENDS AND UNCERTAINTIES

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.

The Company is exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect the Company’s operations.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers.

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry.

Life and health insurance is a mature industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Life and health insurance is a highly competitive industry. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company, as well as competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies are converting to stock ownership, which will give them greater access to capital markets. Additionally, commercial banks, insurance companies, and investment banks may now combine, provided certain requirements are satisfied. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

A ratings downgrade could adversely affect the Company’s ability to compete.

Rating organizations periodically review the financial performance and condition of insurers, including the Company’s subsidiaries. In recent years, downgrades of insurance companies have occurred with increasing frequency. A downgrade in the rating of the Company’s subsidiaries could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities. Specifically, a ratings downgrade would materially harm the Company’s ability to sell certain products, including guaranteed investment products and funding agreements.

Rating organizations assign ratings based upon several factors. While most of the factors relate to the rated company, some of the factors relate to the views of the rating organization, general economic conditions and circumstances outside the rated company’s control. In addition, rating organizations use various models and formulas to assess the strength of a rated company, and from time to time rating organizations have, in their discretion, altered the models. Changes to the models could impact the rating organizations’ judgment of the rating to be assigned to the rated company. The Company cannot predict what actions the rating organizations may take, or what actions the Company may be required to take in response to the actions of the rating organizations, which could adversely affect the Company.

The Company’s policy claims fluctuate from period to period, and actual results could differ from its expectations.

The Company’s results may fluctuate from period to period due to fluctuations in policy claims received by the Company. Certain of the Company’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline.

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, the projected level of used vehicle values, and casualty claims could differ from expectations if actual results differ from those assumptions. In addition, continued activity in the life settlement industry could have an adverse impact on the Company’s level of persistency and lapses.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. The Company’s actual experience, as well as changes in estimates, are used to prepare the Company’s statements of income.

The calculations the Company uses to estimate various components of its balance sheet and statements of income are necessarily complex and involve analyzing and interpreting large quantities of data. The Company currently employs various techniques for such calculations and it from time to time will develop and implement more sophisticated administrative systems and procedures capable of facilitating the calculation of more precise estimates.

Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revision over time. Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

The use of reinsurance introduces variability in the Company’s statements of income.

The timing of premium payments to, and receipt of expense allowances from, reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s statements of income, and may also introduce variability in the Company’s quarterly results.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company and its insurance subsidiaries allow policyholders and contract holders to withdraw their funds under defined circumstances. The Company and its insurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities. While the Company and its life insurance subsidiaries own a significant amount of liquid assets, a certain portion of their assets are relatively illiquid. If the Company or its subsidiaries experience unanticipated withdrawal or surrender activity, the Company or its subsidiaries could exhaust their liquid assets and be forced to liquidate other assets, perhaps on unfavorable terms. If the Company or its subsidiaries are forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s financial condition.

Interest-rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.

Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect the Company’s spread income. While the Company develops and maintains asset/liability management programs and procedures designed to preserve spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such spreads.

From time to time, the Company has participated in securities repurchase transactions that have contributed to the Company’s investment income. Such transactions involve some degree of risk that the counterparty may fail to perform its obligations to pay amounts owed and the collateral has insufficient value to satisfy the obligation. No assurance can be given that such transactions will continue to be entered into and contribute to the Company’s investment income in the future.

Changes in interest rates may also impact its business in other ways. Lower interest rates may result in lower sales of certain of the Company’s insurance and investment products. In addition, certain of the Company’s insurance and investment products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income should interest rates decrease significantly.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates may also increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of variable products.

Additionally, the Company’s asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve) and relationships between risk-adjusted and risk-free interest rates, market liquidity, and other factors. The effectiveness of the Company’s asset/liability management programs and procedures may be negatively affected whenever actual results differ from these assumptions.

In general terms, the Company’s results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

Equity market volatility could negatively impact the Company’s business.

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

A deficiency in the Company’s systems could result in over or underpayments of amounts owed to or by the Company and/or errors in the Company’s critical assumptions or reported financial results.

The business of insurance necessarily involves the collection and dissemination of large amounts of data using systems operated by the Company. Examples of data collected and analyzed include policy information, policy rates, expenses, mortality and morbidity experience. To the extent that data input errors, systems errors, or systems failures are not identified and corrected by the Company’s internal controls, the information generated by the systems and used by the Company and/or supplied to business partners, policyholders, and others may be incorrect and may result in an overpayment or underpayment of amounts owed to or by the Company and/or the Company using incorrect assumptions in its business decisions or financial reporting.

In the third quarter of 2002, the Company discovered that the rates payable on certain life insurance policies were incorrectly entered into its reinsurance administrative system in 1991. As a result, the Company overpaid to several reinsurance companies the reinsurance premiums related to such policies of approximately $94.5 million over a period of 10 years beginning in 1992. The Company has received payment from substantially all of the affected reinsurance companies.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries is ongoing. The Company is required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as health insurance and accounting or reserve requirements. For example, the NAIC has been debating whether changes should be made to Actuarial Guideline 38, which sets forth the reserve requirements for universal life insurance with secondary guarantees, and, if any such changes should be made retroactively.

The Company and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (ERISA). Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts, and annuities offered by the Company and its subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, federal money laundering and anti-terrorism laws, and because the Company owns and operates real property state, federal, and local environmental laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

The Company is exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting.

Under Section 404 of the Sarbanes Oxley Act of 2002, effective at year-end 2004, management is required to assess the effectiveness of PLC’s internal control over financial reporting. PLC’s auditors are required to attest to and report on management’s assessment. Section 404 of the Sarbanes Oxley Act of 2002 will be effective for the Company at year-end 2006. Implementation guidance has been issued by the Public Company Accounting Oversight Board (PCAOB) and the SEC. The Company has no prior experience with this process. The Company believes that its control environment is effective; however, it is possible that adverse attestations with respect to the Company, other companies in the industry, or in business in general could result in a loss of investor confidence and/or impact the Company or the environment in which it operates.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Recent changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law could adversely affect the Company.

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

Group health coverage issued through associations has received some negative coverage in the media as well as increased regulatory consideration and review. The Company has a small closed block of group health insurance coverage that was issued to members of an association; a lawsuit is currently pending against the Company in connection with this business.

The Company, like other financial services companies, in the ordinary course of business is involved in such litigation and arbitration. Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

The financial services and insurance industry is sometimes the target of law enforcement investigations.

The financial services and insurance industry is sometimes the target of law enforcement investigations relating to the numerous laws that govern the financial services and insurance business. The Company cannot predict the impact of any such investigations on the Company or the industry.

The Company’s ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business.

The Company’s ability to maintain low unit costs is dependent upon the level of new sales and persistency (continuation or renewal) of existing business. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs.

Additionally, a decrease in persistency may result in higher or more rapid amortization of deferred policy acquisition costs and thus higher unit costs, and lower reported earnings. Although many of the Company’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized deferred policy acquisition costs with respect to the insurance policy or annuity contract being surrendered. Some of the Company’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

The Company’s investments are subject to market and credit risks.

The Company’s invested assets and derivative financial instruments are subject to customary risks of credit defaults and changes in market values. The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties which the Company has financed. Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the businesses of individual borrowers and tenants.

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s acquisitions have increased its earnings in part by allowing the Company to enter new markets and to position itself to realize certain operating efficiencies. There can be no assurance, however, that suitable acquisitions, presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions will continue to be available to the Company, or that the Company will realize the anticipated financial results from its acquisitions.

Additionally, in connection with its acquisitions, the Company assumes or otherwise becomes responsible for the obligations of policies and other liabilities of other insurers. Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

Certain of these other parties may act on behalf of the Company or represent the Company in various capacities. Consequently, the Company may be held responsible for obligations that arise from the acts or omissions of these other parties.

As with all financial services companies, its ability to conduct business is dependent upon consumer confidence in the industry and its products. Actions of competitors and financial difficulties of other companies in the industry could undermine consumer confidence and adversely affect retention of existing business and future sales of the Company’s insurance and investment products.

The Company’s reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect the Company.

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.

The Company’s ability to compete is dependent on the availability of reinsurance. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. In addition, going forward reinsurers are unwilling to continue to reinsure new sales of long-term guarantee products. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms as favorable to the Company would be adversely impacted.

Computer viruses or network security breaches could affect the data processing systems of the Company or its business partners.

A computer virus could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite our implementation of network security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. Capital has also been consumed as the Company increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to decrease its GMDB related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

The Company is required to comply with accounting principles generally accepted in the United States of America (GAAP). A number of organizations are instrumental in the development of GAAP such as the Securities and Exchange Commission (SEC), the Financial Accounting Standards Board (FASB), and the American Institute of Certified Public Accountants (AICPA). GAAP is subject to constant review by these organizations and others in an effort to address emerging issues and otherwise improve financial reporting. In this regard, these organizations adopt new accounting rules and issue interpretive accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (SAP). SAP is subject to constant review by the NAIC and its committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. The Company can give no assurance that future changes to SAP will not have a negative impact on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123, which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company in the third quarter of 2005. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. Therefore, the Company does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (currently part of codification of statutory accounting principles) has been exposed for comment, and certain regulators indicated a desire for the NAIC to adopt the proposal before year-end 2004, with retroactive effect. To date, the actuarial guideline has not been adopted, although the New York Insurance Department adopted it for insurers operating in New York. The New York action does not affect the Company due to its limited product portfolio in New York. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (ULSG). The Company believes that the proposal would increase the reserve levels required for many ULSG products, and thus would make those products more expensive and less competitive as compared to other products. The products could also become less competitive as compared to similar products issued by companies with ready access to surplus-relief reinsurance (primarily large insurers with larger international operations). The Company cannot predict whether the proposal will be adopted and, if so, whether it will be in the form currently proposed and whether it will be retroactive. The Company believes that the impact of the proposal on the Company will be primarily prospective and relate to the competitiveness of its products as compared to traditional whole life or other high cash value insurance products or products sold by companies with ready access to surplus-relief reinsurers. To the extent the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the proposal, if passed in its current form. The Company cannot predict when or if these solutions may become available.

The insurance industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. Such publicity may generate litigation against insurers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the insurance industry on the Company. As these inquiries appear to encompass a large segment of our industry, perhaps the entire industry, it would not be unusual for large numbers of companies in the life industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company may receive subpoenas, requests or other inquiries.

The California Department of Insurance has promulgated proposed regulations that would characterize some life insurance agents as brokers and impose certain obligations on those agents that may conflict with the interests of insurance carriers or require the agent to, among other things, advise the client with respect to the “best available insurer.” The Company cannot predict the outcome of this regulatory proposal or whether any other state will propose or adopt similar actions.

IMPACT OF INFLATION

Inflation increases the need for life insurance. Many policyholders who once had adequate insurance programs may increase their life insurance coverage to provide the same relative financial benefit and protection. Higher interest rates may result in higher sales of certain of the Company’s investment products.

The higher interest rates that have traditionally accompanied inflation could also affect the Company’s operations. Policy loans increase as policy loan interest rates become relatively more attractive. As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase. The market value of the Company’s fixed-rate, long-term investments may decrease, the Company may be unable to implement fully the interest rate reset and call provisions of its mortgage loans, and the Company’s ability to make attractive mortgage loans, including participating mortgage loans, may decrease. In addition, participating mortgage loan income may decrease. The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

The following financial statements are located in this report on the pages indicated.

Page

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Share-Owner’s Equity for the years ended

December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

Financial Statement Schedules:

Schedule III — Supplementary Insurance Information
Schedule IV — Reinsurance
Schedule V — Valuation Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owner of

Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A of the Notes to the Consolidated Financial Statements, effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” and effective March 31, 2004, the Company adopted Financial Accounting Standards Boards (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”.

/S/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers, LLP

Birmingham, Alabama

March 30, 2005

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2004	2003	2002
	(dollars in thousands)
Revenues
Premiums and policy fees	$1,822,825	$1,653,609	$ 1,548,201
Reinsurance ceded	(1,124,651)	(917,935)	(738,158)
Net of reinsurance ceded	698,174	735,674	810,043
Net investment income	1,029,206	980,743	971,808
Realized investment gains (losses)
Derivative financial instruments	2,726	8,249	(4,708)
All other investments	30,771	66,764	12,314
Other income	55,783	46,825	41,483
Total revenues	1,816,660	1,838,255	1,830,940
Benefits and expenses
Benefits and settlement expenses (net of reinsurance ceded: 2004 – $1,121,664; 2003 – $918,275; 2002 – $699,808)	1,116,473	1,124,077	1,167,085
Amortization of deferred policy acquisition costs	200,130	225,107	267,662
Other operating expenses (net of reinsurance ceded:
2004 – $166,862; 2003 – $142,181; 2002 – $177,509)	128,894	139,099	154,570
Total benefits and expenses	1,445,497	1,488,283	1,589,317
Income before income tax	371,163	349,972	241,623
Income tax expense
Current	114,262	76,553	75,335
Deferred	18,964	41,379	8,894
Total income tax expense	133,226	117,932	84,229
Net income before cumulative effect of change in accounting principle	237,937	232,040	157,394
Cumulative effect of change in accounting principle, net of income tax	(15,801)	0	0
Net income	$ 222,136	$ 232,040	$ 157,394

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(dollars in thousands)
Assets
Investments
Fixed maturities, at market (amortized cost: 2004 - $13,289,967; 2003 – $12,314,822)	$13,987,174	$12,927,520
Equity securities, at market (cost: 2004 - $26,158; 2003 – $29,169)	29,050	30,521
Mortgage loans	3,005,418	2,733,722
Investment real estate, net of accumulated depreciation (2004 - $1,331; 2003 – $1,314)	81,397	13,152
Policy loans	482,780	502,748
Other long-term investments	256,635	244,913
Short-term investments	1,046,043	510,635
Total investments	18,888,497	16,963,211
Cash	110,456	111,059
Accrued investment income	192,482	184,439
Accounts and premiums receivable, net of allowance for uncollectible amounts (2004 - $2,452; 2003 – $2,617)	35,547	43,095
Reinsurance receivables	2,705,095	2,308,153
Deferred policy acquisition costs	1,825,104	1,820,538
Goodwill	36,182	35,143
Property and equipment	43,549	43,156
Other assets	208,345	185,235
Assets related to separate accounts
Variable annuity	2,308,858	2,045,038
Variable universal life	217,095	171,408
Other	0	4,361
	$26,571,210	$23,914,836

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(continued)

	December 31
	2004	2003
	(dollars in thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$ 10,016,298	$ 8,950,091
Unearned premiums	622,436	687,351
Total policy liabilities and accruals	10,638,734	9,637,442
Stable value product account balances	5,562,997	4,676,531
Annuity account balances	3,463,477	3,480,577
Other policyholders’ funds	151,213	158,359
Other liabilities	980,241	764,097
Accrued income taxes	15,738	46,099
Deferred income taxes	285,001	298,892
Notes payable	2,202	2,234
Liabilities related to variable interest entities	60,590	0
Liabilities related to separate accounts
Variable annuity	2,308,858	2,045,038
Variable universal life	217,095	171,408
Other	0	4,361
Total liabilities	23,686,146	21,285,038
Commitments and contingent liabilities – Note F
Share-owner’s equity
Preferred Stock, $1 par value
shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value
shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	932,805	863,819
Note receivable from PLC Employee Stock Ownership Plan	(2,983)	(3,426)
Retained earnings	1,653,954	1,431,818
Accumulated other comprehensive income
Net unrealized gains on investments
(net of income tax: 2004 - $154,899; 2003 – $177,642)	287,670	329,907
Accumulated gain – hedging (net of income tax: 2004 - $4,639; 2003 – $1,442)	8,616	2,678
Total share-owner’s equity	2,885,064	2,629,798
	$ 26,571,210	$ 23,914,836

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable From PLC ESOP	Retained Earnings	Net Unrealized Gains (Losses) on Investments	Accumu-lated Gain (Loss) - Hedging	Total Share- Owner’s Equity
	(dollars in thousands)
Balance, December 31, 2001	$2	$5,000	$785,419	$(4,499)	$1,044,243	$ 53,168	$ 0	$1,883,333
Net income for 2002					157,394			157,394
Change in net unrealized gains/losses on investments (net of income tax - $103,826)						192,819		192,819
Reclassification adjustment for amounts included in net income (net of income tax - $2,143
Transition adjustment on derivative financial instruments (net of income tax - $4,310)						(8,004)		(8,004)
Change in accumulated gain (loss) – hedging (net of income tax - $(1,114)							(2,069)	(2,069)
Comprehensive income for 2002								340,140
Capital contribution			61,200					61,200
Preferred dividend ($25.00 per share)					(50)			(50)
Decrease in note receivable from PLC ESOP				661				661
Balance, December 31, 2002	2	5,000	846,619	(3,838)	1,201,587	237,983	(2,069)	2,285,284
Net income for 2003					232,040			232,040
Change in net unrealized gains/losses on investments (net of income tax - $72,865)						135,321		135,321
Reclassification adjustment for amounts included in net income (net of income tax - $(23,367))						(43,397)		(43,397)
Change in accumulated gains (loss) hedging (net of income tax - $2,556)							4,747	4,747
Comprehensive income for 2003								328,711
Capital contribution			17,200					17,200
Common dividend					(1,809)			(1,809)
Decrease in note receivable from PLC ESOP				412				412
Balance December 31, 2003	2	5,000	863,819	(3,426)	1,431,818	329,907	2,678	2,629,798
Net income for 2004					222,136			222,136
Change in net unrealized gains/losses on investments (net of income tax - $11,973)						(22,236)		(22,236)
Reclassification adjustment for amounts included in net income (net of income tax - $(10,770))						(20,001)		(20,001)
Change in accumulated gains (loss) hedging (net of income tax - $3,197)							5,938	5,938
Comprehensive income for 2004								185,837
Capital contribution			68,986					68,986
Decrease in note receivable from PLC ESOP				443				443
Balance December 31, 2004	$2	$5,000	$932,805	$(2,983)	$1,653,954	$287,670	$8,616	$2,885,064

See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities
Net income	$ 222,136	$ 232,040	$ 157,394
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(33,497)	(66,764)	(12,314)
Amortization of deferred policy acquisition costs	200,130	225,107	239,490
Capitalization of deferred policy acquisition costs	(363,467)	(381,667)	(437,325)
Depreciation expense	17,259	11,637	10,409
Deferred income taxes	10,155	41,379	8,894
Accrued income taxes	(34,569)	2,921	(88,976)
Interest credited to universal life and investment products	649,216	647,695	900,930
Policy fees assessed on universal life and investment products	(349,057)	(324,773)	(268,191)
Change in accrued investment income and other receivables	(397,297)	29,607	(303,497)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	810,035	500,871	493,714
Change in other liabilities	5,670	(190,896)	93,368
Other, net	(17,706)	55,434	92,923
Net cash provided by operating activities	719,008	782,591	886,819
Cash flows from investing activities
Investments available for sale, net of short-term investments:
Maturities and principal reductions of investments	1,900,579	4,615,096	3,617,235
Sale of investments	4,261,637	7,539,673	15,267,722
Cost of investments acquired	(7,091,197)	(13,185,410)	(20,014,789)
Mortgage loans:
New loans	(658,276)	(604,531)	(402,556)
Additional borrowings on existing loans	(61,234)	(16,336)	(60,602)
Repayments	443,363	405,299	454,483
Change in investment real estate, net	205	2,347	8,674
Change in policy loans, net	19,968	40,413	(21,320)
Change in other long-term investments, net	11,939	(34,532)	(109,695)
Change in short-term investments, net	(320,584)	270,782	(218,759)
Acquisitions and bulk reinsurance assumptions	0	0	130,515
Purchase of property and equipment	(16,758)	(15,915)	(8,934)
Net cash used in investing activities	(1,510,358)	(983,114)	(1,358,026)
Cash flows from financing activities
Net payments on securities sold under repurchase agreements	0	0	(117,000)
Principal payments on line of credit arrangement and long-term debt	(32)	(30)	(27)
Capital contribution from PLC	67,000	17,200	60,785
Principal payment on surplus note to PLC	0	(2,000)	(4,000)
Dividends to share owner	0	0	(50)
Investment product deposits and change in universal life deposits	3,042,453	2,721,579	1,687,213
Investment product withdrawals	(2,318,674)	(2,511,017)	(1,177,030)
Net cash provided by financing activities	790,747	225,732	449,891
Change in cash	(603)	25,209	(21,316)
Cash at beginning of year	111,059	85,850	107,166
Cash at end of year	$ 110,456	$ 111,059	$ 85,850

See notes to consolidated financial statements.

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in tables are in thousands)

Note A — SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries (the Company) are prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note J).

The preparation of financial statements in conformity with GAAP requires management to make various estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

ENTITIES INCLUDED

The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Insurance Company and its wholly owned subsidiaries. The Company’s financial statements also include the accounts of certain variable interest entities which are not subsidiaries of the Company but are required to be consolidated under GAAP. The Company is a wholly owned subsidiary of Protective Life Corporation (PLC), an insurance holding company.

NATURE OF OPERATIONS

The Company provides financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate division devoted to the acquisition of insurance policies from other companies.

The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. The Company consolidated, as of March 31, 2004, a real estate investment company that the Company had previously reported as investment. The entity was consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $54.5 million with an immaterial impact on results of operations.

On October 1, 2003, the Company adopted Derivatives Implementation Group Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (DIG B36). DIG B36 requires the bifurcation of embedded derivatives within certain modified coinsurance and funds withheld coinsurance arrangements that expose the creditor to credit risk of a company other than the debtor, even if the debtor owns as investment assets the third-party securities to which the creditor is exposed. The adoption did not have a material impact on its financial condition or results of operations.

On December 31, 2003, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” as revised by the FASB in December 2003. The FASB revised disclosure requirements for pension plans and other postretirement benefit plans to require more information. The revision of SFAS No. 132 did not have a material effect on the Company’s financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 million income tax). During the third quarter of 2004, AcSEC issued a Technical Practice Aid (TPA) which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 million income tax). The following table presents the results for the first quarter of 2004 as originally reported and as adjusted for the addition to the cumulative effect adjustment.

	Three Months Ended March 31, 2004 As Reported	Adoption of TPA	Three Months Ended March 31, 2004 Restated

Net income before cumulative effect of change in accounting principle	$ 65,305		$ 65,305
Cumulative effect of change in accounting principle, net of tax	(10,128)	$(5,673)	(15,801)
Net income	$ 55,177	$(5,673)	$ 49,504

The Company issues variable universal life and variable annuity products through its separate accounts for which the investment risk is borne by the contract holder. The Company also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 9%, mortality at 60% of the 1994 MGDB Mortality Table plus a margin for reinsurance costs, lapse rates ranging from 1%-20% (depending on product type and duration), and an average discount rate of 7%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The variable annuity separate account balances subject to GMDB were $2.3 billion at December 31, 2004. The total guaranteed amount payable based on variable annuity account balances at December 31, 2004, was $211.9 million (including $182.0 million in the Annuities segment and $29.9 million in the Acquisitions segment), with a GMDB reserve of $5.0 million (including $4.6 million in the Annuities segment and $0.4 million in the Acquisitions segment). The average attained age of contract holders at December 31, 2004 was 65.

Activity relating to GMDB reserves for the years ended December 31 was as follows:

	2004	2003	2002

Incurred claims	$3,179	$6,416	$7,599
Paid claims	4,054	7,170	5,989

Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31 were as follows:

	2004	2003

Equity mutual funds	$2,089,744	$1,845,952
Fixed income mutual funds	219,114	199,086
Total	$2,308,858	$2,045,038

Certain of the Company’s universal life products have a sales inducement in the form of a retroactive interest credit (RIC). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for deferred policy acquisition costs.

Activity in the Company’s deferred sales inducement asset for the years ended December 31 was as follows:

	2004	2003	2002

Deferred asset, beginning of period	$ 27,713	$ 31,557	$29,179
Amounts deferred	12,597	14,041	9,567
Amortization	(11,692)	(17,885)	(7,189)
Deferred asset, end of period	$ 28,618	$ 27,713	$31,557

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) is a revision of SFAS 123, which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company in the third quarter of 2005. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. The Company is currently evaluating the provisions of SFAS 123(R), but does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

INVESTMENTS

The Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale."

Investments are reported on the following bases:

•

Fixed maturities (bonds and redeemable preferred stocks) — at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks) — at current market value.

•

Mortgage loans — at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount. Mortgage loans are also recorded net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

•

Investment real estate — at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans — at unpaid balances.

•	Other long-term investments — at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments — at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

Estimated market values were derived from the durations of the Company’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.3 million in bank deposits voluntarily restricted as to withdrawal.

The market values of fixed maturities change due to interest rate changes, credit related events, and other factors. As prescribed by GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to deferred policy acquisition costs, net of income tax, reported as a component of share-owner’s equity.

Investment securities are regularly reviewed for impairment. Unrealized losses that are deemed to be other than temporary are recognized in realized gains (losses). See Note B for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and strategies. These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s risk management program.

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (CPI). The Company also uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts.

Derivative instruments expose the Company to credit and market risk. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company also maintains netting and collateral support arrangements with its counterparties to further minimize the credit risk associated with its derivative instruments. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.

Statement of Financial Accounting Standards No. 133 (SFAS 133) requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) – derivative financial instruments”.

Cash-Flow Hedges. The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contractS. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on this swap are reclassified from other comprehensive income to current earnings as payments are made on the hedged stable value contract. In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate equal to the CPI change paid on the funding agreements. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements. For the years ended December 31, 2004, 2003 and 2002, the amount of hedge ineffectiveness reported in income was a $1.0 million gain, a $0.3 million gain, and an immaterial loss, respectively. Additionally, as of December 31, 2004 and 2003, the Company reported an after-tax increase to accumulated other comprehensive income of $5.9 million and $2.7 million, respectively, related to its cash flow hedges. During 2005, the Company expects to reclassify $4.9 million out of accumulated other comprehensive income and into earnings.

Fair-Value Hedges. During 2004 and 2003, there were no fair value hedges outstanding. In 2002, the Company designated, as fair value hedges, callable interest rate swaps used to modify the interest characteristics of certain callable debt and stable value contracts. In assessing hedge effectiveness, the Company excluded the embedded call option’s time value component from each derivative’s total gain or loss. In 2002, total measured ineffectiveness for the fair value hedging relationships as well as the excluded time value component were insignificant.

Other Derivatives. The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates. For 2004, 2003, and 2002, the Company recorded a pre-tax gain of $0.3 million, a pre-tax gain of $2.6 million, and a pre-tax gain of $70.8 million on these swaps, respectively. In connection with these swaps, the Company also recognized a $0.1 million pre-tax loss, a $1.9 million pre-tax loss, and a $74.9 million pre-tax loss, respectively, during 2004, 2003, and 2002 as the change in value of the related foreign currency denominated stable value contracts. These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with the Company’s mortgage loan commitments. During 2004, 2003, and 2002, the Company recognized a pre-tax loss of $1.7 million, a pre-tax gain of $4.7 million, and a pre-tax loss of $30.3 million, respectively, as a result of changes in value of these futures positions.

The Company uses other interest rate swaps and options to manage the interest rate risk in the Company’s mortgage-backed security portfolio. For 2004, 2003, and 2002, the Company recognized a pre-tax loss of $0.5 million, a pre-tax loss of $6.1 million, and a pre-tax gain of $35.0 million, respectively, for the change in fair value of these derivatives.

The Company has entered into asset swap arrangements to, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2004, 2003, and 2002, the Company recognized an immaterial loss, a $3.0 million gain, and a

$2.0 million gain, respectively, for the change in the asset swaps’ fair value and recognized a $4.0 million gain, a $0.1 million gain, and a $7.8 million loss, respectively, to separately record the embedded equity options at fair value.

The Company has invested in debt securities with embedded options, which are considered to be derivative instruments under SFAS 133. In addition, the Company is involved in various modified coinsurance arrangements which, in accordance with DIG B36, contain embedded derivatives. The change in fair value of these derivatives resulted in the recognition of a $0.3 million pre-tax loss, a $5.6 million pre-tax gain, and a $1.3 million pre-tax loss in 2004, 2003, and 2002, respectively.

CASH

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the credit worthiness of these financial institutions and believes there is minimal risk of a material loss.

DEFERRED POLICY ACQUISITION COSTS

Commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products that vary with and are primarily related to the production of new business, have been deferred. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits; currently 2.3% to 12.6%) it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS No. 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company 's universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

The cost to acquire blocks of insurance, representing the present value of future profits from such blocks of insurance, is also included in deferred policy acquisition costs. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $468.0 million and $502.2 million at December 31, 2004 and 2003, respectively. During 2004, no present value of profits was capitalized and $34.2 million was amortized. During 2003, no present value of future profits was capitalized and $40.3 was amortized.

The expected amortization of the present value of future profits for the next five years is as follows:

Year	Expected Amortization
2005	$31,100
2006	29,800
2007	28,300
2008	26,800
2009	25,000

GOODWILL

The goodwill balance at December 31, 2004 and 2003 was $36.2 million and $35.1 million, respectively. The net increase in goodwill in 2004 reflects a $1.8 million increase due to the transfer of a small subsidiary from PLC, partially offset by a $0.7 million reduction due to the sale of a small subsidiary. Both changes related to the Asset Protection segment. At October 31, 2004 and 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

PROPERTY AND EQUIPMENT

Property and equipment are reported at cost less accumulated depreciation. The Company primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets. The Company’s Home Office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life. Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets. Other repairs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following at December 31:

	2004	2003

Home office building	$ 50,156	$ 48,678
Data processing equipment	38,514	33,537
Other, principally furniture and equipment	45,679	42,924
	134,349	125,139
Accumulated depreciation	90,800	81,983
	$ 43,549	$ 43,156

SEPARATE ACCOUNTS

The assets and liabilities related to separate accounts in which the Company does not bear the investment risk are valued at market and reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying consolidated statements of income.

STABLE VALUE PRODUCT ACCOUNT BALANCES

The Company markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by the Company as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by the Company. At December 31, 2004 and 2003 the Company had $3.9 billion and $2.8 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements written by the Company have maturities of three to seven years. At December 31, 2004, future maturities of stable value products were $1.2 billion in 2005, $2.4 billion in 2006-2007, $0.9 billion in 2008-2009, and $1.1 billion after 2009.

REVENUES AND BENEFITS EXPENSE

Traditional Life, Health, and Credit Insurance Products:

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies. Life insurance premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of deferred policy acquisition costs. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the

Company's experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2004 range from 6.6% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2004	2003	2002

Balance beginning of year	$121,832	$116,214	$100,023
Less reinsurance	55,395	54,765	33,723
Net balance beginning of year	66,437	61,449	66,300
Incurred related to:
Current year	256,754	266,676	258,612
Prior year	(30)	(1,783)	(338)
Total incurred	256,724	264,893	258,274
Paid related to:
Current year	210,943	261,311	243,206
Prior year	43,991	(1,406)	22,528
Total paid	254,934	259,905	265,734
Other changes:
Acquisitions and reserve transfers	0	0	2,609
Net balance end of year	68,227	66,437	61,449
Plus reinsurance	66,788	55,395	54,765
Balance end of year	$135,015	$121,832	$116,214

Universal Life and Investment Products:

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 3.7% to 12.6% and investment products ranged from 2.3% to 9.4% in 2004.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Property and Casualty Insurance Products:

Property and casualty insurance products include service contract business, surety bonds, residual value insurance, guaranteed asset protection (GAP), credit-related coverages, and inventory protection products. Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (IBNR) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case base reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the deferral of policy acquisition costs and the provision for future policy benefits and expenses.

SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the years ended December 31:

	2004	2003	2002

Cash paid during the year:
Interest on debt	$ 3,414	$ 1,582	$ 987
Income taxes	145,515	66,082	125,039
Noncash investing and financing activities:
Common dividend	0	(1,809)	0
Change in collateral for securities lending transactions	214,824	83,456	250,806
Capital contributions from PLC	1,985	0	0
Acquisitions, related reinsurance transactions and subsidiary transfer:
Assets acquired	$ 0	$ 0	$ 358,897
Liabilities assumed	0	0	(489,412)
Net	$ 0	$ 0	$(130,515)

RECLASSIFICATIONS

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity.

Note B — INVESTMENT OPERATIONS

Major categories of net investment income for the years ended December 31 are summarized as follows:

	2004	2003	2002

Fixed maturities	$ 806,748	$ 738,503	$ 673,393
Equity securities	2,019	2,321	3,500
Mortgage loans	232,577	208,983	218,165
Investment real estate	2,043	2,854	881
Policy loans	36,744	42,092	37,463
Other	15,648	46,561	95,575
	1,095,779	1,041,314	1,028,977
Investment expenses	66,573	60,571	57,169
	$1,029,206	$ 980,743	$ 971,808

Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

	2004	2003	2002

Fixed maturities	$29,015	$64,656	$19,456
Equity securities	2,524	73	(4,397)
Mortgage loans and other investments	(768)	2,035	(2,745)
	$ 30,771	$66,764	$12,314

In 2004, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $54.8 million, and gross losses were $23.3 million. In 2003, gross gains were $84.9 million, and gross losses were $20.2 million. In 2002, gross gains were $48.0 million, and gross losses were $32.9 million.

The amortized cost and estimated market value of the Company's investments classified as available for sale at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Values
2004
Fixed maturities:
Bonds:
Mortgage-backed securities	$ 4,812,610	$110,269	$(22,997)	$ 4,899,882
United States Government and authorities	79,225	7,042	(267)	86,000
States, municipalities, and political subdivisions	27,915	2,488	0	30,403
Public utilities	1,605,276	122,636	(4,759)	1,723,153
Convertibles and bonds with warrants	10,439	597	(89)	10,947
All other corporate bonds	6,751,096	505,220	(23,120)	7,233,196
Redeemable preferred stocks	3,406	187	0	3,593
	13,289,967	748,439	(51,232)	13,987,174
Equity securities	26,158	3,491	(599)	29,050
Short-term investments	1,046,043	0	0	1,046,043
	$14,362,168	$751,930	$(51,831)	$15,062,267

2003
Fixed maturities:
Bonds:
Mortgage-backed securities	$ 4,491,392	$132,984	$(36,112)	$ 4,588,264
United States Government and authorities	83,834	6,538	(119)	90,253
States, municipalities, and political subdivision	25,349	1,738	(1)	27,086
Public utilities	1,389,389	96,926	(10,776)	1,475,539
Convertibles and bonds with warrants	43,384	743	(277)	43,850
All other corporate bonds	6,278,517	455,323	(34,476)	6,699,364
Redeemable preferred stocks	2,957	207	0	3,164
	12,314,822	694,459	(81,761)	12,927,520
Equity securities	29,169	1,881	(529)	30,521
Short-term investments	510,635	0	0	510,635
	$12,854,626	$696,340	$(82,290)	$13,468,676

The amortized cost and estimated market values of fixed maturities at December 31, 2004 by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated Amortized Cost	Estimated Market Value

Due in one year or less	$ 401,392	$ 412,418
Due after one year through five years	1,681,414	1,747,893
Due after five years through ten years	3,693,894	3,893,600
Due after ten years	7,513,267	7,933,263
	$13,289,967	$13,987,174

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other than temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2004, 2003 and 2002, respectively, the Company recorded other-than-temporary impairments in its investments of $15.8 million, $13.6 million and $17.8 million, respectively.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$1,005,036	$(18,075)	$ 21,120	$ (4,922)	$1,026,156	$(22,997)
US Government	22,545	(187)	2,162	(80)	24,707	(267)
State, municipalities, etc.	72	0	0	0	72	0
Public utilities	99,112	(787)	97,405	(3,972)	196,517	(4,759)
Convertible bonds	0	(0)	184	(89)	184	(89)
Other corporate bonds	681,747	(12,799)	226,548	(10,321)	908,295	(23,120)
Equities	2,687	(281)	1,793	(318)	4,480	(599)
	$1,811,199	$ (32,129)	$349,212	$(19,702)	$2,160,411	$(51,831)

For mortgage-backed securities in an unrealized loss position for greater than 12 months, $4.8 million of the unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. The Company does not consider these unrealized loss positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The other corporate bonds category has gross unrealized losses greater than 12 months of $10.3 million at December 31, 2004, including $6.3 million of electrical industry securities. The public utilities category has gross unrealized losses greater than 12 months of $4.0 million. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

At December 31, 2004 and 2003, the Company had bonds which were rated less than investment grade of $965.5 million and $983.1 million, respectively, having an amortized cost of $933.0 million and $978.9 million, respectively. At December 31, 2004, approximately $63.4 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $1,863.3 million of bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

	2004	2003	2002

Fixed maturities	$54,931	$110,499	$227,283
Equity securities	1,001	2,371	(480)

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2004, securities with a market value of $535.4 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

At December 31, 2004, all of the Company's mortgage loans were commercial loans of which 71% were retail, 10% were apartments, 9% were office buildings, and 8% were warehouses, and 2% were other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties, most of which are strip shopping centers in smaller towns and cities. No single tenant's leased space represents more than 2.7% of mortgage loans. Approximately 73% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, South Carolina, North Carolina, Alabama, Pennsylvania, Florida, Utah, Mississippi, Virginia, California and Ohio.

Many of the mortgage loans have call provisions between 3 to 10 years. Assuming the loans are called at their next call dates, approximately $167.5 million would become due in 2005, $605.8 million in 2006 through 2009, $432.2 million in 2010 through 2014, and $78.3 million thereafter.

At December 31, 2004, the average mortgage loan was approximately $2.4 million, and the weighted average interest rate was 7.1%. The largest single mortgage loan was $22.6 million.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2004 and 2003, approximately $439.8 million and $382.7 million, respectively, of the Company’s mortgage loans have this participation feature.

At December 31, 2004 and 2003, the Company's problem mortgage loans (over sixty days past due) and foreclosed properties totaled $10.8 million and $11.8 million, respectively. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. At December 31, 2004 and 2003, the Company had an allowance for mortgage loan credit losses of $3.3 million and $4.7 million, respectively. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

Subsequent to December 31, 2004, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At December 31, 2004, the Company had 49 loans amounting to $131.9 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 12 loans with balances of $21.7 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At December 31, 2004, the rents from Winn-Dixie represented approximately 45% of the total rents applicable to the properties underlying these loans (including approximately 66% of rents on loans in mortgage loan securitizations). The Company has evaluated each of the related loans, and, at this time, does not believe any of the loans to be materially impaired. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

At December 31, 2004 and 2003, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $265.1 million and $283.6 million, respectively.

Certain investments with a carrying value of $2.4 million were non-income producing for the twelve months ended December 31, 2004.

Policy loan interest rates generally range from 4.5% to 8.0%.

Note C —INCOME TAXES

The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	2004	2003	2002

Statutory federal income tax rate applied to pretax income	35.0%	35.0%	35.0%
Dividends received deduction and tax-exempt income	(1.5)	(1.2)	(2.3)
Low-income housing credit	0.0	(0.2)	(0.5)
Other	1.8	(0.2)	2.1
State income taxes	0.6	0.3	0.6
Effective income tax rate	35.9%	33.7%	34.9%

The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

The components of the Company’s income tax expense for the years ended December 31 are as follows:

	2004	2003	2002

Taxes estimated to be payable currently:
Federal	$110,957	$75,105	$73,134
State	3,305	1,448	2,201
Total current	$114,262	$76,553	$75,335
Taxes deferred:
Federal	$ 10,456	$41,379	$ 8,894

During the year ended December 31, 2004 the Company adopted SOP 03-1 and recognized a deferred tax benefit of approximately $8,508.

The components of the Company's net deferred income tax liability as of December 31 were as follows:

	2004	2003
Deferred income tax assets:
Policy and policyholder liability reserves	$317,916	$262,013
Intercompany losses	34,641	31,706
Deferred compensation	11,144	4,292
Other	17,731	25,678
	381,432	323,689
Deferred income tax liabilities:
Deferred policy acquisition costs	538,817	485,816
Unrealized gains on investments	127,616	136,765
	666,433	622,581
Net deferred income tax liability	$285,001	$298,892

Under pre-1984 life insurance company income tax laws, a portion of the Company's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 2004 was approximately $70.5 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $1.8 billion, such excess would be subject to federal income taxes at rates then effective. Legislation was enacted in 2004 which will suspend application of this provision for tax years 2005 and 2006. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders' Surplus accounts.

The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2004 and 2003, $24.9 million and $57.7 million, respectively, were payable to PLC for income tax liabilities.

Note D — DEBT AND LIABILITIES RELATED TO VARIABLE INTEREST ENTITIES

Under revolving line of credit arrangements with several banks, PLC and the Company can borrow up to $200 million on an unsecured basis. No compensating balances are required to maintain the line of credit. These arrangements contain, among other provisions, requirements for maintaining certain financial ratios and restrictions on indebtedness incurred by PLC's subsidiaries including the Company. Additionally, PLC and the Company, on a consolidated basis, cannot incur debt in excess of 40% of its total capital. At December 31, 2004, neither PLC nor the Company had borrowings outstanding under these arrangements. At December 31, 2004, the Company was in compliance with all debt covenants.

The Company has a mortgage note on investment real estate amounting to approximately $2.2 million that matures in 2006.

In accordance with FIN 46, the Company consolidated, as of March 31, 2004, a real estate investment company previously reported as an investment. This consolidation resulted in the recognition of notes payable owed by the investment company. The $60.6 million of notes payable reported on the balance sheet in “liabilities related to variable interest entities” at December 31, 2004 are not the legal obligations of the Company, but will be repaid with cash flows generated by the separate entity’s operations.

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

Interest expense on debt totaled $5.5 million, $1.6 million, and $1.4 million in 2004, 2003, and 2002, respectively.

Note E — ACQUISITION

In June 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company.   These transactions have been accounted for as purchases, and the results of the transactions have been included in the accompanying financial statements since their respective effective dates.

Summarized below are the consolidated results of operations for 2002, on an unaudited pro forma basis, as if the Conseco transaction had occurred as of January 1, 2002. The pro forma information is based on the Company’s consolidated results of operations for 2002, and on data provided by the acquired block, after giving effect to certain pro forma adjustments. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above nor are they indicative of results of the future operations of the combined enterprises.

(unaudited)	2002
Total revenues	$1,844,221
Net income	160,020

Note F — COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases administrative and marketing office space in approximately 23 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.9 million. Additionally, the Company leases a building contiguous to its existing home office which expires in February 2007. At the end of the lease term, the Company may purchase the building for approximately $75 million.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives’ relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

Note G — SHARE-OWNERS’ EQUITY AND RESTRICTIONS

At December 31, 2004, approximately $1,481.9 million of consolidated share-owner’s equity, excluding net unrealized gains on investments, represented net assets of the Company and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, the Company and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company’s in 2005 is estimated to be $231.6 million.

Note H — PREFERRED STOCK

PLC owns all of the 2,000 shares of preferred stock issued by the Company's subsidiary, Protective Life and Annuity Insurance Company (PL&A). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A's statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2004 and 2003, PL&A paid no dividends to PLC. In 2002, PL&A paid a $50.0 thousand preferred dividend to PLC.

Note I — RELATED PARTY MATTERS

On August 6, 1990, PLC announced that its Board of Directors approved the formation of an Employee Stock Ownership Plan (ESOP). On December 1, 1990, the Company transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $3.0 million at December 31, 2004, is accounted for as a reduction to share-owner's equity. The stock will be used to match employee contributions to PLC's existing 401(k) Plan. The ESOP shares are dividend paying. Dividends on the shares are used to pay the ESOP's note to the Company.

The Company leases furnished office space and computers to affiliates. Lease revenues were $5.6 million in 2004, $4.7 million in 2003, and $3.5 million in 2002. The Company purchases data processing, legal, investment and management services from affiliates. The costs of such services were $100.8 million, $93.1 million, and $88.0 million in 2004, 2003, and 2002, respectively. Commissions paid to affiliated marketing organizations of $3.2 million, $2.5 million, and $2.3 million, in 2004, 2003, and 2002, respectively, were included in deferred policy acquisition costs.

Certain corporations with which PLC's directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $10.5 million, $12.2 million and $16.0 million in 2004, 2003, and 2002, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.6 million, $2.1 million and $1.6 million in 2004, 2003, and 2002, respectively.

Note J —STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

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

The income and share-owners’ equity prepared in conformity with statutory reporting practices compared to that reported in the accompanying consolidated financial statements are as follows:

	Net Income (Loss)			Share-Owner’s Equity
	2004	2003	2002	2004	2003	2002
In conformity with statutory reporting practices(1)	$202,980	$274,244	$ (2,418)	$1,317,719	$1,135,942	$ 852,645
In conformity with GAAP	$222,136	$232,040	$157,394	$2,885,064	$2,629,798	$2,285,284
(1) Consolidated

As of December 31, 2004, the Company had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $61.1 million.

Note K — OPERATING SEGMENTS

The Company operates several business segments, each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•

The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and “bank owned life insurance” (BOLI) products on a national basis primarily through networks of independent insurance agents and brokers, and in the BOLI market.

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

The Company has an additional segment herein referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on all debt). This segment also includes earnings from several non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), and various investment-related transactions. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other in 2004, and prior period segment data has been restated to reflect the change.

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax, adjusted to exclude net realized investment gains and losses (and the related amortization of deferred policy acquisition costs) and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of operating income. Segment operating income represents the basis on which the performance of the Company’s business is assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition cost are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner which appropriately reflects the operations of that segment.

Assets are allocated based on statutory policy liabilities and deferred policy acquisition costs directly attributable to each segment.

There are no significant intersegment transactions.

The following table summarizes financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	2004	2003	2002
Revenues
Life Marketing	$ 446,534	$ 429,441	$ 429,979
Acquisitions	439,103	462,695	478,458
Annuities	257,059	277,096	251,765
Stable Value Products	281,409	242,860	239,037
Asset Protection	274,095	319,052	360,791
Corporate and Other	118,460	107,111	70,910
Total revenues	$1,816,660	$1,838,255	$1,830,940

Segment operating income
Life Marketing	$ 163,177	$ 159,957	$ 125,419
Acquisitions	87,268	96,700	96,418
Annuities	15,279	13,190	14,656
Stable Value Products	53,159	38,911	42,272
Asset Protection	18,628	16,019	(6,661)
Corporate and Other	13,637	(20,835)	(27,855)
Total segment operating income	351,148	303,942	244,249

Realized investment gains (losses) – investments(1)	23,836	47,817	10,333
Realized investment gains (losses) - derivatives(2)	(3,821)	(1,787)	(12,959)
Income tax expense	(133,226)	(117,932)	(84,229)
Net income before cumulative effect of change in accounting principle	237,937	232,040	157,394
Cumulative effect of change in accounting principle	(15,801)

Net income	$ 222,136	$ 232,040	$ 157,394

(1) Realized investment gains (losses) – investments	$ 30,771	$ 66,764	$ 12,314
Related amortization of DAC	(6,935)	(18,947)	(1,981)
	$ 23,836	$ 47,817	$ 10,333

(2) Realized investment gains (losses) – derivatives	$ 2,726	$ 8,249	$ (4,708)
Settlements on certain interest rate swaps	(6,547)	(10,036)	(8,251)
	$ (3,821)	$ (1,787)	$ (12,959)
Net investment income
Life Marketing	$ 237,049	$ 229,913	$ 208,451
Acquisitions	232,499	246,143	252,147
Annuities	210,886	224,330	220,433
Stable Value Products	268,184	233,104	246,098
Asset Protection	30,841	36,423	41,372
Corporate and Other	49,747	10,830	3,307
Total net investment income	$1,029,206	$ 980,743	$ 971,808

Amortization of deferred policy acquisition costs
Life Marketing	$ 58,970	$ 66,078	$ 117,836
Acquisitions	28,652	32,690	35,245
Annuities	32,271	38,196	24,669
Stable Value Products	3,480	2,279	2,304
Asset Protection	72,273	80,320	75,108
Corporate and Other	4,484	5,544	12,500
Total amortization of deferred policy acquisition costs	$ 200,130	$ 225,107	$ 267,662

	Operating Segment Assets December 31, 2004
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$5,961,091	$4,063,711	$5,977,030	$5,377,917
Deferred policy acquisition costs	1,262,637	337,372	81,250	18,301
Goodwill
Total assets	$7,223,728	$4,401,083	$6,058,280	$5,396,218

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$817,114	$2,469,953	$43,108	$24,709,924
Deferred policy acquisition costs	116,636	8,908		1,825,104
Goodwill	36,182			36,182
Total assets	$969,932	$2,478,861	$43,108	$26,571,210

	Operating Segment Assets December 31, 2003
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$4,983,336	$4,356,929	$5,433,465	$4,520,955
Deferred policy acquisition costs	1,185,102	385,042	101,096	7,186
Goodwill
Total assets	$6,168,438	$4,741,971	$5,534,561	$4,528,141

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$ 900,059	$1,807,317	$57,094	$22,059,155
Deferred policy acquisition costs	132,234	9,878		1,820,538
Goodwill	35,143			35,143
Total assets	$1,067,436	$1,817,195	$57,094	$23,914,836

Note L — EMPLOYEE BENEFIT PLANS

PLC has a defined benefit pension plan covering substantially all of its employees, including Company employees. The plan is not separable by affiliates participating in the plan. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

At December 31, 2004, PLC estimated that its 2005 defined benefit pension plan expense will be $6.6 million, which is PLC’s estimate of its expected contributions for 2005. The measurement date used to determine the benefit expense and benefit obligations of the plan is December 31, 2004.

The actuarial present value of benefit obligations and the funded status of the plan at December 31 are as follows:

	2004	2003
Projected benefit obligation, beginning of the year	$77,454	$62,179
Service cost – benefits earned during the year	5,408	4,513
Interest cost – on projected benefit obligation	5,506	4,666
Actuarial loss	10,756	7,531
Benefits paid	(1,725)	(1,435)
Projected benefit obligation, end of the year	97,399	77,454
Fair value of plan assets beginning of the year	74,071	49,450
Actual return on plan assets	7,780	12,886
Employer contribution	19,764	13,170
Benefits paid	(1,725)	(1,435)
Fair value of plan assets end of the year	99,890	74,071
Plan assets less than the projected benefit obligation	2,491	(3,383)
Unrecognized net actuarial loss from past experience
different from that assumed	36,056	27,453
Unrecognized prior service cost	1,458	1,672
Other adjustments	0	684
Net pension asset	$40,005	$26,426
Accumulated benefit obligation	$80,526	$60,984
Fair value of assets	$99,890	$74,071
Unfunded accumulated benefit obligation	$ 0	$ 0

Assumptions used to determine the benefit obligations as of December 31 were as follows:

	2004	2003
Weighted average discount rate	5.75%	6.25%
Rates of increase in compensation level	3.75	4.00
Expected long-term rate of return on assets	8.25	8.50

Net pension cost of the defined benefit pension plan includes the following components for the years ended December 31:

	2004	2003	2002
Service cost	$ 5,408	$ 4,513	$ 3,723
Interest cost	5,506	4,666	4,111
Expected return on plan assets	(6,864)	(5,604)	(4,265)
Amortization of prior service cost	214	214	263
Amortization of losses	1,920	1,049	302
Net pension cost	$ 6,184	$ 4,838	$ 4,134

Assumptions used to determine the net pension cost for the years ended December 31 are as follows:

	2004	2003	2002
Weighted average discount rate	6.25%	6.75%	7.25%
Rates of increase in compensation level	4.00	4.50	5.00
Expected long-term rate of return on assets	8.50	8.50	8.50

Plan assets by category as of December 31 were as follows:

	Target Allocation for 2005	2004	2003
Cash and cash equivalents	2%	2.7%	4.4%
Equity securities	60	68.8	72.1
Fixed income	38	28.5	23.5
Total	100%	100.0%	100.0%

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from the Company in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, PLC includes reserves for pre-July 1999 retirees. Based on historical data of the domestic equity markets and PLC’s group annuity investments, the plan’s target asset allocation would be expected to earn annualized returns in excess of 9% per year. In arriving at the plan’s 8.5% expected rate of return, PLC has adjusted this historical data to reflect lower expectations for equity returns. The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with the Company.

Estimated benefit payments under the defined benefit pension plan are as follows:

Year	Amount

2005	$ 1,675
2006	1,985
2007	2,317
2008	2,749
2009	3,137
2010-2014	25,302

PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2004 and 2003, the projected benefit obligation of this plan totaled $21.6 million and $18.1 million, respectively, of which $16.3 million and $15.3 million, respectively, has been recognized in PLC’s financial statements.

Assumptions used to determine the benefit obligations as of December 31 were as follows:

	2004	2003
Weighted average discount rate	5.75%	6.25%
Rates of increase in compensation level	4.75	5.00
Expected long-term rate of return on assets	8.25	8.50

Net pension cost of the excess benefits plan includes the following components for the years ended December 31:

	2004	2003	2002
Service cost	$ 542	$ 485	$ 455
Interest cost	1,302	1,182	1,178
Amortization of prior service cost	16	16	16
Recognized net actuarial loss	309	118	71
Cost of divestiture and special termination benefits	0	81	0
Net pension cost	$2,169	$1,882	$1,720

Assumptions used to determine the net pension cost for the years ended December 31 are as follows:

	2004	2003	2002
Weighted average discount rate	6.25%	6.75%	7.25%
Rates of increase in compensation level	5.00	5.50	6.00
Expected long-term rate of return on assets	8.50	8.50	8.50

Estimated benefit payments under the excess benefits plan are as follows:

Year	Amount

2005	$1,168
2006	1,187
2007	1,206
2008	1,256
2009	1,287
2010-2014	7,210

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on PLC’s consolidated financial statements. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. At December 31, 2004 and 2003, PLC’s liability related to this benefit was $0.3 million and $0.3 million, respectively. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $10,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

PLC sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. The Company has established an Employee Stock Ownership Plan (ESOP) to match voluntary employee contributions to the Company’s 401(k) Plan. In 1994, a stock bonus component was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. At December 31, 2004, PLC had committed approximately 105,405 shares to be released to fund the 401(k) Plan match. The expense recorded by PLC for these employee benefits was $0.0 million, $0.6 million, and $0.1 million in 2004, 2003, and 2002, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program will be made in early 2006, with respect to the 2005 plan year.

The Company’s share of net costs related to employee benefit plans was approximately $5.5 million, $6.9 million, and $3.8 million, in 2004, 2003, and 2002 respectively.

Note M — STOCK BASED COMPENSATION

Certain Company employees participate in PLC’s stock-based incentive plans and receive stock appreciation rights (SARs) from PLC.

Since 1973, the Company has had stock-based incentive plans to motivate management to focus on PLC’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 2003, up to 6,500,000 PLC shares may be issued in payment of awards.

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

Performance shares and performance-based stock appreciation rights (P-SARs) awarded in 2004, 2003, 2002, 2001, and 2000, and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	P-SARs	Estimated Fair Value

2004	125,670		$4,600
2003	148,730		3,900
2002	192,360		5,700
2001	153,490	40,000	4,900
2000	3,330	513,618	3,700

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout. P-SARs convert to the equivalent of one stock appreciation right (SAR) if earned times the award percentage payout. Of the 2000 P-SARs awarded, 87,778 were canceled and 425,840 converted to 547,728 SARs. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, once converted to SARs, expire 10 years after the grant date. At December 31, 2004, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 846,313.

Between 1996 and 2003 SARs were granted (in addition to the P-SARs discussed above) to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable after five years (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2002, 2003, and 2004 is as follows:

	Wtd. Avg. Base Price	No. of SARs

Balance at December 31, 2001	$19.92	1,113,823
SARs granted	32.00	480,000
SARs exercised	32.60	(80,000)
SARs canceled	22.31	(15,000)
Balance at December 31, 2002	$23.90	1,498,823
SARs granted	26.49	95,000
P-SARs converted	22.31	45,838
P-SARs canceled	30.77	(22,500)
Balance at December 31, 2003	$23.91	1,617,161
P-SARs converted	22.31	401,818
SARs exercised	18.68	(451,036)
Balance at December 31, 2004	$25.01	1,567,943

The outstanding SARs at December 31, 2004, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$17.44	235,000	1	235,000
26.49	15,000	2	15,000
32.00	30,000	2	30,000
22.31	720,443	5	542,943
31.26	50,000	6	0
31.29	2,500	6	0
32.00	435,000	7	0
26.49	80,000	8	0

The SARs issued in 2002 and 2003 had estimated fair values at grant date of $3.7 million and $0.6 million, respectively. The fair value of the 2003 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 25.0% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.1%, a dividend rate of 2.1%, and an expected exercise date of 2009.

PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

The expense recorded by PLC for its stock-based compensation plans was $4.8 million, $5.5 million, and $5.2 million in 2004, 2003, and 2002, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s share-owners’ equity.

Note N — REINSURANCE

The Company reinsures certain of its risks with, and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company generally pays specific premiums to the reinsurer and receives specific amounts from the reinsurer as reimbursement for certain expenses. Coinsurance agreements are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies. A substantial portion of the Company’s new life insurance and credit insurance sales is being reinsured. The Company reviews the financial condition of its reinsurers.

The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer. At December 31, 2004, the Company had reinsured approximately 86.7% of the face value of its life insurance in force. The Company had reinsured approximately 51.7% of the face value of its life insurance in force with three reinsurers. These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+. The Company has not experienced any credit losses for the years ended December 31, 2004, 2003, or 2002 related to these reinsurers.

The Company has reinsured approximately $354.0 billion, $292.7 billion, and $219.0 billion in face amount of life insurance risks with other insurers representing $941.7 million, $765.3 million, and $532.7 million of premium income for 2004, 2003, and 2002, respectively. The Company has also reinsured accident and health risks representing $60.6 million, $61.6 million, and $61.5 million of premium income for 2004, 2003, and 2002, respectively. In addition, the Company reinsured property and casualty risks representing $122.4 million, $91.0 million, and $143.9 million of premium income for 2004, 2003, and 2002, respectively. In 2004 and 2003, policy and claim reserves relating to insurance ceded of $2,750.3 million and $2,230.7 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2004 and 2003, the Company had paid $63.1 million and $53.3 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2004, the Company had receivables of $66.9 million related to insurance assumed.

In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. At December 31, 2002, the Company had recorded cash and receivables totaling $69.7 million, which reflected the amounts received and the Company’s then current estimate of amounts to be recovered in the future, based upon the information available. The corresponding increase in premiums and policy fees resulted in $62.5 million of additional amortization of deferred policy acquisition costs in 2002. The amortization of deferred policy acquisition costs took into account the amortization relating to the increase in premiums and policy fees as well as the additional amortization required should the remainder of the overpayment not be collected. In 2003, the Company substantially completed its recovery of the reinsurance overpayments. As a result, the Company increased premiums and policy fees by $18.4 million in 2003. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of deferred policy acquisitions costs. As a result of the recoveries, income before income tax increased $12.3 million and $7.2 million in 2003 and 2002, respectively. During 2004, the Company adjusted its estimate of the remaining expected receipts, resulting in a $1.3 million decrease in income before income tax.

Note O — ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 are as follows:

	2004		2003
	Carrying Amount	Fair Values	Carrying Amount	Fair Values

Assets (see Notes A and B):
Investments:
Fixed maturities	$13,987,174	$13,987,174	$12,927,520	$12,927,520
Equity securities	29,050	29,050	30,521	30,521
Mortgage loans on real estate	3,005,418	3,173,656	2,733,722	2,958,052
Short-term investments	1,046,043	1,046,043	510,635	510,635

Liabilities (see Notes A and D):
Stable value product account balances	5,562,997	5,589,665	4,676,531	4,736,681
Annuity account balances	3,463,477	3,454,065	3,480,577	3,475,167
Notes payable	2,202	2,202	2,234	2,234
Other (see Note A):
Derivative financial instruments	199,426	199,426	169,798	169,798

Except as noted below, fair values were estimated using quoted market prices.

The Company estimates the fair value of its mortgage loans using discounted cash flows from the next call date.

The Company believes the fair value of its short-term investments and notes payable to banks approximates book value due to being either short-term or having a variable rate of interest.

The Company estimates the fair value of its stable value products and annuities using discounted cash flows and surrender values, respectively.

The Company believes it is not practicable to determine the fair value of its policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.

The Company estimates the fair value of its derivative financial instruments using market quotes or derivative pricing models. The fair values represent the net amount of cash the Company would have received (or paid) had the contracts been terminated on December 31.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G	COL. H	COL. I	COL. J
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)
Year Ended
December 31, 2004:
Life Marketing	$1,262,637	$ 5,794,434	$ 43,500	$ 64,247	$208,682	$ 237,049	$ 274,584	$ 58,970	$(50,197)
Acquisitions	337,372	3,136,525	309	834,675	204,332	232,499	287,356	28,652	35,827
Annuities	81,250	772,440	8,861	2,669,776	30,341	210,886	183,271	32,271	23,300
Stable Value Products	18,301			5,377,917		268,184	205,168	3,480	6,377
Asset Protection	116,636	183,936	540,078	5,156	207,460	30,841	120,853	72,273	62,342
Corporate and Other	8,908	90,860	29,617	225,916	47,359	49,747	45,241	4,484	51,245
Adjustments[2]		38,103	71
TOTAL	$1,825,104	$10,016,298	$622,436	$9,177,687	$698,174	$1,029,206	$1,116,473	$200,130	$128,894
Year Ended
December 31, 2003:
Life Marketing	$1,185,102	$ 4,846,032	$ 1,854	$ 62,641	$198,653	$229,913	$ 253,785	$ 66,078	$(50,379)
Acquisitions	385,042	3,185,708	354	917,402	213,912	246,143	291,768	32,690	41,537
Annuities	101,096	593,119	5,329	2,618,571	26,265	224,330	197,955	38,196	23,969
Stable Value Products	7,186			4,520,956		233,104	186,565	2,279	5,349
Asset Protection	175,264	189,028	691,254	5,739	244,566	36,423	142,169	80,320	80,544
Corporate and Other	9,878	89,043	44,860	189,969	52,278	10,830	51,835	5,544	38,079
Adjustments[2]		47,161	76	189
TOTAL	$1,863,568	$ 8,950,091	$743,727	$8,315,467	$735,674	$ 980,743	$1,124,077	$225,107	$139,099
Year Ended
December 31, 2002:
Life Marketing					$220,184	$ 208,451	$ 228,225	$117,836	$ (41,501)
Acquisitions					224,485	252,147	301,400	35,245	45,395
Annuities					25,826	220,433	186,107	24,669	26,037
Stable Value Products						246,098	196,576	2,304	4,946
Asset Protection					285,851	41,372	204,069	75,108	88,275
Corporate and Other					53,697	3,307	50,708	12,500	31,418
TOTAL					$810,043	$ 971,808	$1,167,085	$267,662	$154,570

(1)       Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)      Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV — REINSURANCE

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(dollars in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended
December 31, 2004:
Life insurance in force	$379,588,512	$354,015,938	$29,448,143	$55,020,717	53.5%
Premiums and policy fees:
Life insurance	$ 1,200,906	$ 941,650	$ 219,917	$ 479,173	45.9%
Accident/health insurance	113,367	60,560	25,461	78,268	32.5
Property and liability insurance	236,048	122,441	27,604	141,211	19.5
Total	$ 1,550,321	$ 1,124,651	$ 272,982	$ 698,652
Year Ended
December 31, 2003:
Life insurance in force	$324,318,517	$292,740,795	$22,176,303	$53,754,025	41.3%
Premiums and policy fees:
Life insurance	$ 1,011,553	$ 765,276	$ 247,592	$ 493,869	50.1%
Accident/health insurance	99,023	61,644	59,633	97,012	61.5%
Property and liability insurance	170,322	91,015	65,688	144,995	45.3%
Total	$ 1,280,898	$ 917,935	$ 372,913	$ 735,876
Year Ended
December 31, 2002:
Life insurance in force	$248,994,479	$219,025,215	$21,523,110	$51,492,374	41.8%
Premiums and policy fees:
Life insurance	$ 831,129	$ 532,738	$ 235,198	$ 533,589	44.1%
Accident/health insurance	103,858	61,512	44,337	86,683	51.1%
Property and liability insurance	194,601	143,908	110,543	161,236	68.6%
Total	$ 1,129,588	$ 738,158	$ 390,078	$ 781,508

SCHEDULE V – VALUATION ACCOUNTS

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

(dollars in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charges to other accounts	Deductions	Balance at end of period
2004
Allowance for Uncollected Reinsurance Receivable	$ 6,462	$0	$0	$ 6,462	$ 0

2003
Allowance for Uncollected Reinsurance Receivable	$24,833	$0	$0	$18,371	$6,462

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2004. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors And Executive Officers of the Registrant

The executive officers and directors of the Company are as follows:

Name	Age	Position
John D. Johns	53	Chairman of the Board and President and a Director
R. Stephen Briggs	55	Executive Vice President and a Director
Allen W. Ritchie	47	Executive Vice President, Chief Financial Officer and a Director
Richard J. Bielen	44	Senior Vice President, Chief Investment Officer and Treasurer
Brent E. Griggs	49	Senior Vice President, Asset Protection Division
Carolyn King	54	Senior Vice President, Acquisitions
Deborah J. Long	51	Senior Vice President, Secretary and General Counsel
Wayne E. Stuenkel	51	Senior Vice President and Chief Actuary
Carl S. Thigpen	48	Senior Vice President, Chief Mortgage & Real Estate Officer
Steven G. Walker	45	Senior Vice President and Controller, and Chief Accounting Officer
Judy Wilson	46	Senior Vice President, Stable Value Products

All executive officers and directors are elected annually. Executive officers serve at the pleasure of the Board of Directors and directors are elected annually by PLC. Mr. Johns also serves as a director of PLC, and the executive officers, including Mr. Johns, serve as executive officers of PLC. None of the executive officers are related to any other director of PLC or the Company or to any other executive officer.

Mr. Johns has been Chairman of the Board since February 2003, and President and Chief Executive Officer of PLC since December 2001 and President and Chairman of the Board of the Company since December 2001. He was President and Chief Operating Officer of PLC from August 1996 to December 2001. Mr. Johns has been employed by PLC and its subsidiaries since 1993.

Mr. Briggs has been Executive Vice President, Life and Annuity of PLC and the Company since January 2003, and has responsibility for the Life and Annuity division. From October 1993 to January 2003 he served as Executive Vice President, Individual Life Division. Mr. Briggs has been associated with PLC and its subsidiaries since 1971.

Mr. Ritchie has been Executive Vice President and Chief Financial Officer of PLC since August 2001 and Executive Vice President and Chief Financial Officer of the Company since November 2001. From July 1998 until 2000, Mr. Ritchie was President, Chief Executive Officer and Director of Per-Se Technologies, Inc.

Mr. Bielen has been Senior Vice President, Chief Investment Officer and Treasurer of PLC and the Company since January 2002. From August 1996 until January 2002 he was Senior Vice President, Investments of PLC and the Company. Mr. Bielen has been employed by PLC and its subsidiaries since 1991.

Mr. Griggs has been Senior Vice President, Asset Protection Division of PLC and the Company since February 2003. He served as Vice President, Operations of the Asset Protection Division of Protective Life Insurance Company from January 1998 to February 2003. Mr. Griggs has been employed by PLC and its subsidiaries since 1997.

Ms. King has been Senior Vice President, Acquisitions of PLC since December 2003. Ms. King served as Senior Vice President, Life and Annuity Division of PLC and the Company from January 2003 until December 2003. From April 1995 to January 2003, she served as Senior Vice President, Investment Products Division of PLC and the Company.

Ms. Long has been Senior Vice President, Secretary and General Counsel of PLC since November 1996 and of the Company since September 1996. From February 1994 to 1996, she was Senior Vice President and General Counsel of the Company and PLC.

Mr. Stuenkel has been Senior Vice President and Chief Actuary of PLC and the Company since March 1987. Mr. Stuenkel is a Fellow of the Society of Actuaries and has been employed by PLC and its subsidiaries since 1978.

Mr. Thigpen has been Senior Vice President, Chief Mortgage and Real Estate Officer of PLC and the Company since January 2002. From March 2001 to January 2002, he was Senior Vice President, Investments of PLC and the Company. From May 1996 to March 2001, he was Vice President, Investments for PLC and the Company. Mr. Thigpen has been employed by PLC and its subsidiaries since 1984.

Mr. Walker has been Senior Vice President, Controller and Chief Accounting Officer of PLC and the Company since March 2004. He served as Vice President, Controller and Chief Accounting Officer of PLC and the Company from September 2003 through March 2004. From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company. From November 1998 through July 2002, Mr. Walker served as Senior Vice President and Chief Financial Officer of Aon Integramark.

Ms. Wilson has been Senior Vice President, Stable Value Products of PLC and the Company since January 1995. Ms. Wilson has been employed by PLC and its subsidiaries since 1991.

Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee. The Audit Committee for PLC also serves as the Audit Committee for the Company, as a wholly-owned subsidiary of PLC. The current members of PLC’s Audit Committee are Messrs. James S. M. French (Chairman), J. Gary Cooper, H. Corbin Day, Donald M. James, and William A. Terry. The members of the Board of PLC have determined that each member of the Audit Committee meets the independence and financial expertise requirements of the New York Stock Exchange. The Board of PLC has determined that the Audit Committee has at least one “audit committee financial expert,” as defined under applicable SEC rules and regulations, and has determined that Mr. Terry is an audit committee financial expert. While Mr. Terry possesses the attributes of an “audit committee financial expert,” as defined under applicable SEC rules and regulations, he is not and never has been an accountant or an auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or the Board of PLC. The Board of PLC has also determined that Mr. Terry is “independent” as defined under the listing standards of the New York Stock Exchange and the independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder.

Compliance With Section 16(a) of the Exchange Act

Not Applicable

Code of Ethics

PLC has adopted a Code of Business Conduct, which applies to all directors, officers and employees of PLC and the Company, as its wholly owned subsidiary. The Code of Business Conduct incorporates a code of ethics that applies to the principal executive officer and all financial officers (including the Chief Financial Officer and the Chief Accounting Officer) of PLC and of the Company. The Code of Business Conduct is available on PLC’s website (www.protective.com).

Item 11.	Executive Compensation

Executive officers of the Company also serve as executive officers and/or directors of one or more affiliate companies of PLC. Compensation allocations are made as to each individual's time devoted to duties as an executive officer of the Company and its affiliates. The following table sets forth certain information regarding compensation paid during or with respect to the past three fiscal years to the Chief Executive Officer and certain other executive officers of the Company as determined under SEC rules (collectively, the “Named Executives”) by the Company or any of its affiliates including PLC. Of the amounts of total compensation shown in the Summary Compensation Table and other executive compensation information below, virtually all of Mr. Briggs’, Mr. Bielen’s and Ms. Long’s total compensation, and a significant percentage of Mr. Johns' and Mr. Ritchie's total compensation was attributable to services performed for or on behalf of the Company and its subsidiaries.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual Compensation			Long-Term Compensation		All Other Compen-sation ($) (3)
		Salary ($) (1)	Bonus ($) (1) (2)	Other Annual Compensation ($)	Awards	Payouts
					Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)
John D. Johns	2004	$702,917	$1,417,000	$ 0	0	$1,210,479[4]	$8,200
Chairman of the Board &	2003	$670,833	$1,228,500	$ 0	0	$ 0	$8,000
President (Chief Executive Officer)	2002	$625,000	$ 578,500	$ 0	300,000	$ 656,039	$8,000
R. Stephen Briggs	2004	$407,500	$ 405,000	$ 0	0	$ 294,945[4]	$8,200
Executive Vice	2003	$377,500	$ 319,200	$ 0	15,000	$ 0	$8,000
President	2002	$337,500	$ 205,000	$ 0	30,000	$ 189,552	$8,000
Allen W. Ritchie	2004	$427,917	$ 564,900	$ 0	0	$ 361,157[4]	$8,200
Executive Vice	2003	$390,833	$ 431,300	$ 0	15,000	$ 383,021	$8,000
President & Chief Financial Officer	2002	$366,667	$ 181,100	$ 0	30,000	$ 230,026	$8,000
Richard J. Bielen	2004	$352,083	$ 357,500	$ 0	0	$ 179,375[4]	$8,200
Senior Vice President,	2003	$315,833	$ 279,300	$ 0	50,000	$ 0	$8,000
Chief Investment Officer and Treasurer	2002	$265,000	$ 136,600	$ 0	15,000	$ 104,880	$8,000
Deborah J. Long	2004	$307,083	$ 239,700	$ 0	0	$ 187,802[4]	$8,200
Senior Vice President,	2003	$286,667	$ 148,800	$ 0	0	$ 0	$8,000
Secretary & General Counsel	2002	$266,667	$ 113,000	$ 0	15,000	$ 109,481	$8,000

(1)   Includes amounts that the Named Executives may have voluntarily elected to contribute to PLC's 401(k) and Stock Ownership Plan.

(2)   Includes amounts that the Named Executives may have voluntarily deferred under PLC's Deferred Compensation Plan for Officers.

(3)   All amounts shown represent matching contributions to PLC's 401(k) and Stock Ownership Plan.

(4)   Long-Term Incentive Plan compensation for 2004 is not yet determinable. The amount shown is the best estimate available as of March 2005.

PLC has established a Deferred Compensation Plan for Officers (the "Officers' Plan") whereby eligible officers may voluntarily elect to defer until a specified date all or any portion of their Annual Incentive Plan bonuses and/or common stock compensation and up to 25% of base salary. Cash amounts may be deferred into a common stock equivalent or in several mutual fund equivalents. Stock compensation may only be deferred as common stock equivalents. Amounts deferred into the mutual fund equivalents are payable in cash. Amounts deferred as common stock equivalents are payable as shares of common stock. Both the AIP and the long-term incentive plans pursuant to which common stock compensation is paid have been previously approved by the share owners.

Certain independent regional sales managers and other insurance representatives may elect to defer until a specified date all or any portion of their commissions and other compensation from the Company under the Company's Deferred Compensation Plan for Sales Managers, Agents, and Representatives. A regional sales manager may elect for deferrals to be treated as invested in mutual fund equivalents. A regional sales manager who elects to defer a special supplemental bonus will be allocated a matching contribution into the mutual fund equivalents. Amounts deferred into the mutual fund equivalents are payable in cash. Certain amounts deferred before January 1, 2005 as common stock equivalents are payable as shares of common stock.

The following table sets forth information regarding the value of the stock appreciation rights held by the Named Executives based on the value of PLC’s Common Stock as of December 31, 2004. None of the Named Executives exercised stock appreciation rights during 2004.

FISCAL YEAR ENDED OPTION/SAR VALUES
Name	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) Exercisable/Unexercisable
John D. Johns	266,302/ 350,000	$6,158,110/ $4,226,000
R. Stephen Briggs	69,721/ 45,000	$1,615,814/ $563,700
Allen W. Ritchie	0/ 95,000	$0/ $1,135,200
Richard J. Bielen	32,317/ 65,000	$731,708/ $970,350
Deborah J. Long	32,962/ 15,000	$744,853/ $160,350

In 2004, the Compensation and Management Succession Committee of PLC awarded performance shares under PLC’s Long-Term Incentive Plan to the Named Executives as indicated in the table below. These awards are generally payable, if at all, after the results of a comparison group of companies for the four-year period ending December 31, 2007 are known.

LONG-TERM INCENTIVE PLAN – AWARDS IN LAST FISCAL YEAR
Name	Number of Shares, Units or Other Rights (#) (1)(2)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans (# of shares)
			Threshold	Target	Maximum
John D. Johns	34,900	December 31, 2007	17,450	43,625	59,330
R. Stephen Briggs	8,200	December 31, 2007	4,100	10,250	13,940
Allen W. Ritchie	12,400	December 31, 2007	6,200	15,500	21,080
Richard J. Bielen	6,400	December 31, 2007	3,200	8,000	10,880
Deborah J. Long	4,300	December 31, 2007	2,150	5,375	7,310

(1)    In the event of a change in control, payment will be made with respect to all outstanding awards based upon performance at the target level (which, for all outstanding awards, is deemed to be at the seventy-fifth percentile) or, if greater, performance as of the December 31 preceding the change in control.

(2)    The award is earned based on comparison of PLC’s average return on average equity or total rate of return for a four-year period to the average return on average equity or total rate of return for companies in a peer group. No portion of the award is earned if PLC’s performance is below the median for both measures.

OTHER PLANS AND ARRANGEMENTS

Retirement Benefits. The table below illustrates the annual pension plan benefits payable to executive officers under the Protective Life Corporation Pension Plan. The table also reflects the Excess Benefit Plan that we have established to provide retirement benefits over the Internal Revenue Code limitations. Benefits in the table are not reduced by social security or other offset amounts. Since the benefits shown in the table reflect a straight life form of annuity benefit, if the payment is made in the form of a joint and survivor annuity, the annual amounts of a benefit could be substantially below those illustrated.

PENSION PLAN TABLE
Remuneration	Years of Service
	15	20	25	30	35
$ 150,000	$ 32,529	$ 43,372	$ 54,215	$ 65,057	$ 75,900
200,000	44,529	59,372	74,215	89,057	103,900
250,000	56,529	75,372	94,215	113,057	131,900
300,000	68,529	91,372	114,215	137,057	159,900
400,000	92,529	123,372	154,215	185,057	215,900
500,000	116,529	155,372	194,215	233,057	271,900
750,000	176,529	235,372	294,215	353,057	411,900
1,000,000	236,529	315,372	394,215	473,057	551,900
1,250,000	296,529	395,372	494,215	593,057	691,900
1,500,000	356,529	475,372	594,215	713,057	831,900
1,750,000	416,529	555,372	694,215	833,057	971,900
2,000,000	476,529	635,372	794,215	953,057	1,111,900

Compensation covered by the Pension Plan (for purposes of pension benefits) excludes commissions and performance share awards and generally corresponds to that shown under the heading ''Annual Compensation'' in the Summary Compensation Table. Compensation is calculated based on the average of the highest level of compensation paid during a period of 36 consecutive whole months. Only three Annual Incentive Plan bonuses (whether paid or deferred) may be included in determining average compensation.

The Named Executives and their credited years of service as of December 31, 2004 are shown in the following table.

Name	Years of Service
John D. Johns	11
R. Stephen Briggs	32
Allen W. Ritchie	3
Richard J. Bielen	14
Deborah J. Long	11

Director Compensation. All of the directors of the Company are employees of PLC or the Company and do not receive additional compensation for serving as director.

Employment Continuation Agreements. PLC has Employment Continuation Agreements with each of the Named Executives. These agreements provide for certain benefits if the executive’s employment is actually or constructively terminated (by means of a reduction in duties or compensation) following certain events constituting a ‘‘change in control.’’ These benefits include (a) a payment equal to three times (for Messrs. Johns, Briggs and Ritchie) or two times (for Mr. Bielen and Ms. Long) the sum of (1) the executive’s annual base salary in effect at the time of the change in control, (2) the average Annual Incentive Plan bonus paid to the executive for the three years before the change in control, and (3) (for Messrs. Johns, Briggs and Ritchie) the average value over the last three years of the performance shares, stock appreciation rights, and other long-term incentives granted to the executive (excluding special or “one time” grants); (b) payment of an amount equal to the executive’s target bonus opportunity under the Annual Incentive Plan for the year in which termination of employment occurs, (c) continuation (for up to twenty-four months) in PLC’s medical, accident, disability, and life insurance plans as provided to the executive immediately before termination of employment; (d) payment of an amount equal in value to the increased benefits under the Pension Plan and the Excess Benefit Plan resulting from an additional three years of credited service (subject to the Pension Plan’s maximum on credited service); and (e) an additional payment, if necessary, to reimburse the executive for any additional tax (other than normal Federal, state and local income taxes) incurred as a result of any benefits received in connection with the change in control.

Air Travel and Expense Reimbursement. Under the Corporate Aircraft Policy adopted by PLC’s Board of Directors, family members or guests of employees of the Company (including the Named Executives) may, with the approval of PLC’s Chief Executive Officer, travel on a corporate aircraft if the aircraft is making a business-related flight, there are empty seats on the flight, and the flight would not need to be modified to include special landings or additional destinations for personal purposes. The employee is assessed imputed taxable income to the extent required by the Internal Revenue Code. For 2004, Mr. Johns was assessed $4,707 in imputed taxable income pursuant to this policy.

The Company reimburses its directors and employees (including the Named Executives) for customary and reasonable expenses that are associated with business travel. Such reimbursement may include reimbursement of expenses incurred by a director's or employee's spouse to attend an event, meeting or conference to which the spouse has been invited, if the presence of the spouse is required for a recognized business purpose.

Compensation Committee Interlocks and Insider Participation

The current members of PLC’s Compensation and Management Succession Committee (“Committee”) are Messrs. H. Corbin Day (Chairman), Thomas L. Hamby, Donald M. James, and W. Michael Warren, Jr. No member of the Committee was an officer or employee of PLC or any of its subsidiaries or had any other relationship with the Company for which the SEC requires disclosure at any time during 2004. Also, no member of the Committee was formerly an officer of PLC or any of its subsidiaries.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

Not Applicable.

Security Ownership of Certain Beneficial Owners and Management

No director or Named Executive Officer of the Company owns any stock of the Company or of any affiliated corporation except for the shares of PLC common stock which are shown below as owned as of December 31, 2004.

	Amount and Nature of Beneficial Ownership(1)
Name and Beneficial Owner	Sole Power	Shared Power (2)	Percent of Class (1)
John D. Johns	149,169 (3)	4,200	*
R. Stephen Briggs	118,647 (3)	3,045	*
Allen W. Ritchie	19,214 (3)	0	*
Richard J. Bielen	54,230 (3)	0	*
Deborah J. Long	51,034 (3)	0	*
All current directors and executive officers as a group (11 persons)	476,048 (3)	7,245 (2)	*
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

(3)     The amounts reported include shares allocated to accounts under PLC’s 401(k) and Stock Ownership Plan as follows: Mr. Johns, 7,686 shares; Mr. Briggs, 34,589 shares; Mr. Ritchie, 552 shares; Mr. Bielen, 13,626 shares; Ms. Long, 2,689 shares; and all current directors and executive officers as a group 85,750.

The amounts reported also include stock equivalents under PLC’s Deferred Compensation Plan for Officers, entitling each participant to receive upon distribution a share of Common Stock or each stock equivalent. The number of stock equivalents included are as follows: Mr. Johns, 137,083; Mr. Briggs, 66,200; Mr. Ritchie, 18,662; Mr. Bielen, 33,108; Ms. Long, 47,345; and all current directors and executive officers as a group 344,221.

The reported amounts do not include the following stock appreciation rights (“SARs”): Mr. Johns, 639,502 SARs; Mr. Briggs, 120,721 SARs; Mr. Ritchie, 102,700 SARs; Mr. Bielen, 102,017 SARs; Ms. Long, 50,762 SARs; and all current directors and executive officers as a group 1,147,831 SARs.

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2004 and 2003 with respect to various services provided to PLC and its subsidiaries.

	2004	2003
Audit	$3.6 Million	$1.8 Million
Audit Related	0.2 Million	0.1 Million
Tax	0.5 Million	1.3 Million
All Other	0.0 Million	0.0 Million
Total	$4.3 Million	$3.2 Million

Audit fees were for professional services rendered for the audits of the consolidated financial statements of PLC, including the attestation report on management’s assessment of PLC’s internal control over financial reporting, statutory audits of subsidiaries, issuance of comfort letters, consents, and assistance with review of documents filed with the SEC and other regulatory authorities.

Audit-Related fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax fees were for services related to tax compliance (including the preparation of tax returns and claims for refund), tax planning and tax advice, including assistance with tax audits and appeals, advice related to acquisitions, tax services for employee benefit plans, and requests for rulings or technical advice from tax authorities.

All Other fees include fees that are appropriately not included in the Audit, Audit-Related, and Tax categories.

The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2006 was approved by the Audit Committee of PLC’s Board of Directors on March 7, 2005. The Audit Committee's policy is to pre-approve, generally for a twelve month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements (Item 8)

2.	Financial Statement Schedules (see index annexed)

3.	Exhibits:

The exhibits listed in the Exhibit Index on page 88 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Company in furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

By: /s/ JOHN D. JOHNS

Chairman of the Board and President

March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

(i)	Principal Executive Officer
	/s/	JOHN D. JOHNS	Chairman of the Board and President	March 30, 2005

John D. Johns

(ii)	Principal Financial Officer
	/s/	ALLEN W. RITCHIE	Executive Vice President,	March 30, 2005
		Allen W. Ritchie	and Chief Financial Officer and Director

(iii)	Principal Accounting Officer
	/s/	STEVEN G. WALKER	Senior Vice President and Controller,	March 30, 2005
		Steven G. Walker	and Chief Accounting Officer

(iv)	Board of Directors:
	*	Director	March 30, 2005
R. Stephen Briggs

*By: /s/	STEVEN G. WALKER
Steven G. Walker

Attorney-in-fact

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 333-100944) of Protective Life Insurance Company and subsidiaries of our report dated March 30, 2005, relating to the consolidated financial statements and financial statement schedules, which appears in this Form 10-K.

/S/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 30, 2005

EXHIBIT INDEX

                                                             EXHIBIT INDEX
             Item
            Number                           Document

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
    ******    4(z)       -       Endorsement (96) - Group Certificate
    ******    4(aa)      -       Individual Modified Guaranteed Annuity Contract (96)
   *******    4(bb)      -       Settlement Endorsement
  ********    4(cc)      -       Cancellation Endorsement
         *   10(a)       -       Bond Purchase Agreement
         *   10(b)       -       Escrow Agreement
         +   10(c)       -       Stock and Asset Purchase Agreement By and Among Protective Life
                                    Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental Care Holdings, Inc. dated
                                 July 9 incorporated by reference as Exhibit 10(e) to Protective's Annual Report on Form 10-K for the
                                 year ended December 31, 2001.
         +   10(d)       -       Indemnity Reinsurance Agreement By and Between Protective Life Insurance Company and Fortis Benefits
                                 Insurance Company dated December 31, 2001 incorporated by reference as Exhibit 10(f) to Protective's
                                 Annual Report on Form 10-K for the year ended December 31, 2001.
         +   10(e)       -       Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance
                                 Company, the several lenders from time to time party thereto, AmSouth Bank and Wachovia Capital
                                 Markets LLC, dated as of July 30, 2004, filed as Exhibit 10 to the Company's Quarterly Report on
                                 Form 10-Q filed November 15, 2004.
         +   10(f)       -       Lease  Agreement  dated as of  February  1, 2000,  between  Wachovia  Capital  Investments,  Inc.  and
                                 Protective,  filed as Exhibit  10(l) to PLC's Annual  Report on Form 10-K for the year ended  December
                                 31, 2002.
         +   10(f)(l)    -       First  Amendment  to  Lease  Agreement  dated  as  of  October  31,  2001,  between  Wachovia  Capital
                                 Investments,  Inc. and Protective,  filed as Exhibit  10(l)(l) to PLC's Annual Report on Form 10-K for
                                 the year ended December 31, 2002.
         +   10(g)       -       Investment and  Participation  Agreement dated as of February 1, 2000,  among  Protective and Wachovia
                                 Capital  Investments,  Inc.,  filed as Exhibit  10(m) to PLC's Annual Report on Form 10-K for the year ended December 31, 2002.
         +   10(g)(1)    -       First  Amendment to Investment and  Participation  Agreement and Lease  Agreement dated as of November
                                 30, 2002, among  Protective,  Wachovia Capital  Investments,  Inc., and SunTrust Bank and LaSalle Bank
                                 National  Association,  filed as Exhibit  10(m)(1)  to PLC's  Annual  Report on Form 10-K for the year ended December 31, 2002.
         +  10(g)(2)     -       Second Amendment to Investment and  Participation  Agreement and Lease Agreement dated as of March 11,
                                 2002 among  Protective,  Wachovia  Capital  Investments,  Inc.,  and  SunTrust  Bank and LaSalle  Bank
                                 National  Association,  filed as Exhibit  10(m)(2)  to PLC's  Annual  Report on Form 10-K for the year ended December 31, 2002.
         +  10(g)(3)     -       Third  Amendment to Investment and  Participation  Agreement and Lease  Agreement dated as of July 22,
                                 2002 among  Protective,  Wachovia  Capital  Investments,  Inc.,  and  SunTrust  Bank an  LaSalle  Bank
                                 National  Association,  filed as Exhibit  10(m)(3)  to PLC's  Annual  Report on Form 10-K for the year ended December 31, 2002.
             10(h)               Amendment  and  Clarification  of the Tax  Allocation  Agreement  dated  January  1, 1988 by and among
                                 Protective Life Corporation and its Subsidiaries.
             24          -       Power of Attorney
             31(a)       -       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             31(b)       -       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
             32(a)       -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002.
             32(b)       -       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002.
               99        -       Safe Harbor for Forward-Looking Statements

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