Form 10-Q
period 2005-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2005-05-13
CIK 310826

FORM 10-Q
____________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
Commission File Number 001-31901
Protective Life Insurance Company
(Exact name of registrant as specified in its charter)
Tennessee (State or other jurisdiction of incorporation or organization)	63-0169720 (IRS Employer Identification Number)
2801 Highway 280 South Birmingham, Alabama 35223 (Address of principal executive offices and zip code)
(205) 268-1000 (Registrant's telephone number, including area code)

____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Number of shares of Common Stock, $1.00 par value, outstanding as of May 13, 2005: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended March 31, 2005 INDEX
Page
Part I. Financial Information:
Item 1. Financial Statements (unaudited):
Report of Independent Registered Public Accounting Firm	2
Consolidated Condensed Statements of Income for the
Three Months ended March 31, 2005 and 2004	3
Consolidated Condensed Balance Sheets as of March 31, 2005
and December 31, 2004	4
Consolidated Condensed Statements of Cash Flows for the
Three Months ended March 31, 2005 and 2004	5
Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II. Other Information:
Item 6. Exhibits	34

Signatures	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and its subsidiaries as of March 31, 2005, and the related consolidated condensed statements of income and cash flows for each of the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, share-owner’s equity and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of  December 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
May 13, 2005

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

Three Months Ended
March 31
2005	2004

REVENUES
Premiums and policy fees	$466,705	$439,229
Reinsurance ceded	(279,534)	(244,867)
Premiums and policy fees, net of reinsurance ceded	187,171	194,362
Net investment income	275,695	251,023
Realized investment gains (losses): Derivative financial instruments	(5,847)	(1,626)
All other investments	27,877	16,627
Other income	14,211	13,939
	499,107	474,325
BENEFITS AND EXPENSES Benefits and settlement expenses (net of reinsurance ceded: three months: 2005 - $261,546; 2004 - $304,134)	300,435	281,506
Amortization of deferred policy acquisition costs	74,251	59,794
Other operating expenses (net of reinsurance ceded: three months: 2005 - $36,303; 2004 - $40,660)	33,301	35,253
	407,987	376,553
INCOME BEFORE INCOME TAX	91,120	97,772
Income tax expense	31,409	33,937
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	59,711	63,835
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)
NET INCOME	$59,711	$48,034

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
March 31	December 31
2005	2004

ASSETS Investments: Fixed maturities, at market (amortized cost: 2005 - $14,366,547; 2004 - $13,289,967)	$14,837,054	$13,987,174
Equity securities, at market (cost: 2005 - $26,475; 2004 - $26,158)	29,714	29,050
Mortgage loans on real estate	3,042,583	3,005,418
Investment in real estate, net	79,246	81,397
Policy loans	472,345	482,780
Other long-term investments	219,448	256,635
Short-term investments	802,042	1,046,043
Total investments	19,482,432	18,888,497
Cash	32,433	110,456
Accrued investment income	196,916	192,482
Accounts and premiums receivable, net	39,058	35,547
Reinsurance receivables	2,791,239	2,705,095
Deferred policy acquisition costs	1,916,979	1,825,104
Goodwill	36,182	36,182
Property and equipment, net	42,586	43,549
Other assets	202,773	208,345
Assets related to separate accounts Variable annuity	2,256,920	2,308,858
Variable universal life	217,167	217,095
	$27,214,685	$26,571,210
LIABILITIES Policy liabilities and accruals	$10,853,897	$10,638,734
Stable value product account balances	5,670,355	5,562,997
Annuity account balances	3,433,293	3,463,477
Other policyholders' funds	150,693	151,213
Other liabilities	1,463,432	980,241
Accrued income taxes	21,587	15,738
Deferred income taxes	236,892	285,001
Notes payable	2,193	2,202
Liabilities related to variable interest entities	60,133	60,590
Liabilities related to separate accounts Variable annuity	2,256,920	2,308,858
Variable universal life	217,167	217,095
	24,366,562	23,686,146
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 2 SHARE-OWNER'S EQUITY Preferred Stock, $1.00 par value, shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1.00 par value, shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	932,805	932,805
Note receivable from PLC Employee Stock Ownership Plan	(2,507)	(2,983)
Retained earnings	1,713,665	1,653,954
Accumulated other comprehensive income: Net unrealized gains on investments (net of income tax: 2005 - $100,703; 2004 - $154,899)	187,019	287,670
Accumulated gain - hedging (net of income tax: 2005 - $6,536; 2004 - $4,639)	12,139	8,616
	2,848,123	2,885,064
	$27,214,685	$26,571,210

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three Months Ended
March 31
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$59,711	$48,034
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment (gains) losses	(27,877)	(9,823)
Amortization of deferred policy acquisition costs	74,251	59,794
Capitalization of deferred policy acquisition costs	(98,572)	(95,355)
Depreciation expense	3,843	2,613
Deferred income tax	7,355	(5,729)
Accrued income tax	3,173	27,667
Interest credited to universal life and investment products	175,257	161,309
Policy fees assessed on universal life and investment products	(96,921)	(87,864)
Change in accrued investment income and other receivables	(94,278)	(162,480)
Change in policy liabilities and other policyholders' funds of traditional life and health products	157,264	214,321
Change in other liabilities	333,939	(89,665)
Other, net	275	(27,999)
Net cash provided by operating activities	497,420	34,823
CASH FLOWS FROM INVESTING ACTIVITIES Investments available for sale, net of short-term investments: Maturities and principal reductions of investments	422,243	454,223
Sale of investments	1,030,005	925,049
Cost of investments acquired	(2,488,185)	(1,608,409)
Mortgage loans:
New borrowings	(131,113)	(149,965)
Repayments	92,263	136,531
Change in investment in real estate, net	1,478	931
Change in policy loans, net	10,435	9,966
Change in other long-term investments, net	6,141	(1,269)
Change in short-term investments, net	276,533	42,134
Purchase of property and equipment	(2,460)	(3,972)
Net cash used in investing activities	(782,660)	(194,781)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit arrangement and debt	(9)	(8)
Net proceeds from securities sold under repurchase agreements	0	8,660
Investment product deposits and change in universal life deposits	734,458	597,697
Investment product withdrawals	(652,232)	(472,729)
Other financing activities,net	125,000	0
Net cash provided by financing activities	207,217	133,620
CHANGE IN CASH	(78,023)	(26,338)
CASH AT BEGINNING OF PERIOD	110,456	111,059
CASH AT END OF PERIOD	$32,433	$84,721

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Amounts in tables are in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

The Company is a wholly-owned subsidiary of Protective Life Corporation ("PLC").

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

With respect to the unaudited consolidated condensed financial information of the Company for the three-month periods ended March 31, 2005 and 2004, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 13, 2005, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

NOTE 2 - COMMITMENTS AND CONTINGENT LIABILITIES

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

A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

NOTE 3 - OPERATING SEGMENTS

The Company operates several business segments, each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

Life Marketing. The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life, and “bank owned life insurance” (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, and in the BOLI market.

Acquisitions. The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals.

Annuities. The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent insurance agents and brokers.

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

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	Three Months Ended Mach 31
Total Revenue	2005	2004

Life Marketing	$135,129	$125,100
Acquisitions	102,546	111,740
Annuities	92,913	66,743
Stable Value Products	74,494	67,912
Asset Protection	64,760	71,735
Corporate and Other	29,265	31,095
	$499,107	$474,325

	Three Months Ended March 31
Segment Operating Income	2005	2004

Life Marketing	$37,698	$40,929
Acquisitions	21,076	21,117
Annuities	3,811	2,371
Stable Value Products	14,399	11,699
Asset Protection	6,224	4,447
Corporate and Other	9,115	7,815
Total segment operating income	92,323	88,378

Add back: realized investment gains (losses)	22,030	15,001
Less: related amortization of deferred policy acquisition costs	22,412	3,660
Less: derivative gains related to investments	821	1,947
Income before income tax	91,120	97,772
Income tax expense	31,409	33,937
Net income before cumulative effect of change in accounting principle	59,711	63,835
Cumulative effect of change in accounting principle	0	(15,801)
Net income	$59,711	$48,034

Operating Segment Assets
March 31, 2005
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$6,169,240	$4,020,016	$5,936,040	$5,511,280
Deferred policy acquisition costs	1,342,925	342,872	91,970	18,468
Goodwill
Total assets	$7,512,165	$4,362,888	$6,028,010	$5,529,748

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$795,741	$2,786,817	$42,390	$25,261,524
Deferred policy acquisition costs	112,064	8,680		1,916,979
Goodwill	36,182			36,182
Total assets	$943,987	$2,795,497	$42,390	$27,214,685

Operating Segment Assets
December 31, 2004
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$5,961,091	$4,063,711	$5,977,030	$5,377,917
Deferred policy acquisition costs	1,262,637	337,372	81,250	18,301
Goodwill
Total assets	$7,223,728	$4,401,083	$6,058,280	$5,396,218

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$817,114	$2,469,953	$43,108	$24,709,924
Deferred policy acquisition costs	116,636	8,908		1,825,104
Goodwill	36,182			36,182
Total assets	$969,932	$2,478,861	$43,108	$26,571,210

NOTE 4 - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at March 31, 2005, and for the three months then ended, the Company's insurance subsidiaries had combined capital and surplus of $1.4 billion and net income of $63.6 million. At March 31, 2005, the combined asset valuation reserve held by the Company’s insurance subsidiaries was $174.0 million.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company January 1, 2006. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. The Company is currently evaluating the provisions of SFAS 123(R), but does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

NOTE 6 - COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended March 31
	2005	2004

Net income	$59,711	$48,034
Change in net unrealized gains/losses on investments (net of income tax: three months: 2005 - $(44,440); 2004 - $87,049)	(82,531)	161,662
Change in accumulated gain-hedging (net of tax: three months: 2005 - $1,897; 2004 - $1,135)	3,523	2,107
Reclassification adjustment for amounts included in net income (net of income tax: three months: 2005 - $(9,757); 2004 - $(5,819))	(18,120)	(10,808)
Comprehensive (loss) income	$(37,417)	$200,995

NOTE 7 - RETIREMENT BENEFIT PLANS

The following table sets forth the amount of net periodic benefit cost recognized for PLC’s defined benefit pension plan and unfunded excess benefits plan:

	Three Months Ended March 31
	2005	2004

Service cost	$2,104	$2,012
Interest cost	2,408	2,325
Expected return on plan assets	(2,428)	(2,280)
Amortization of prior service cost	82	92
Amortization of net loss	789	470
Net periodic benefit cost	$2,955	$2,619

PLC previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6.6 million to its pension plan in 2005. There has been no change in this estimate. As of April 25, 2005, no contributions had been made.

PLC’s defined benefit pension plan covers substantially all of its employees, including the Company employees. The plan is not separable by affiliates participating in the plan.

In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the three months ended March 31, 2005 and 2004 was immaterial.

NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In January 2004, the Company adopted Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 million income tax). During the third quarter of 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued a Technical Practice Aid (TPA) which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 million income tax) for a total cumulative charge to net income of $15.8 million, net of income tax of $8.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in tables are in thousands)

INTRODUCTION

Protective Life Insurance Company ("the Company") is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". Founded in 1907, the Company provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, "the Company" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

For a more complete understanding of the Company's business and its current period results, please read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company's latest annual report on Form 10-K and other filings with the SEC.

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other.

This report reviews the Company's financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like "believe," "expect," "estimate," "project," "budget," "forecast," "anticipate," "plan," "will," "shall," “may,” and other words, phrases, or expressions with similar meanings. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statement of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over- or underpayments of amounts owed to or by the Company and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; the Company is exposed to potential risks from recent legislation requiring companies to evaluate their internal controls over financial reporting; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; the financial services and insurance industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates, limit the availability of reinsurance in the future or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital and could be impacted by the availability of reasonably priced reinsurance; and new accounting rules or changes to existing accounting rules could negatively impact our reported financial results. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

The Company's results may fluctuate from period to period due to fluctuations in mortality, persistency, claims, expenses, interest rates, and other factors. Therefore, it is management's opinion that quarterly operating results for an insurance company are not necessarily indicative of results to be achieved in future periods, and that a review of operating results over a longer period is necessary to assess an insurance company's performance.

RESULTS OF OPERATIONS

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses and related amortization of deferred policy acquisition costs (“DAC”), and the cumulative effect of change in accounting principle. Periodic settlements of interest rate swaps associated with certain investments are included in realized gains and losses but are considered part of segment operating income because the swaps are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table sets forth a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended March 31		Change
	2005	2004

Life Marketing	$37,698	$40,929	(7.9)%
Acquisitions	21,076	21,117	(0.2)
Annuities	3,811	2,371	60.7
Stable Value Products	14,399	11,699	23.1
Asset Protection	6,224	4,447	40.0
Corporate & Other	9,115	7,815	16.6
	92,323	88,378

Realized investment gains (losses) - investments(1)	5,465	12,967
Realized investment gains (losses) - derivatives(2)	(6,668)	(3,573)
Income tax expense	(31,409)	(33,937)
Net income before cumulative effect of change in accounting principle	59,711	63,835	(6.5)
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)
Net income	$59,711	$48,034	24.3

(1) Realized investment gains (losses) - investments	$27,877	$16,627
Related amortization of DAC	(22,412)	(3,660)
	$5,465	$12,967

(2) Realized investment gains (losses) - derivatives	$(6,668)	$(3,573)
Less: Settlements on certain interest rate swaps	(821)	(1,947)
	$(5,847)	$(1,626)

Net income for the first quarter of 2005 reflects moderate growth in segment operating income, offset by lower net realized investment gains compared to the first quarter of 2004. In addition, net income for the first quarter of 2004 included a cumulative effect charge of $15.8 million with no such adjustment in the first quarter of 2005. Life Marketing’s operating income decreased 7.9% from the first quarter of 2004, reflecting higher overall expenses caused by a less favorable mortality variance and lower capitalization levels at West Coast Life, partially offset by continued growth in life insurance in-force through new sales. The Acquisitions segment’s earnings for the quarter declined slightly due to the normal runoff of the segment’s previously acquired blocks of business. The first quarter of 2005 benefited from an increase in average account values and a slight widening of spreads in the Stable Value Products segment, while improvement in the equity markets and higher sales of both fixed and variable annuities contributed to the increase in the Annuities segment’s earnings. Excluding gains from a charter sale in the first quarter of 2004 of $1.0 million, Asset Protection segment operating income increased 82.0% over the first quarter of 2004, primarily due to improvements in all of the segment’s core product lines.

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

Life Marketing
The Life Marketing segment markets level premium term and term-like insurance, universal life (“UL”), and variable universal life products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the BOLI market. Segment results were as follows:

	Three Months Ended March 31		Change
	2005	2004

REVENUES
Gross premiums and policy fees	$273,769	$235,986	16.0%
Reinsurance ceded	(199,746)	(168,786)	18.3
Net premiums and policy fees	74,023	67,200	10.2
Net investment income	60,915	57,718	5.5
Other income	191	182	4.9
Total operating revenues	135,129	125,100	8.0

BENEFITS AND EXPENSES
Benefits and settlement expenses	89,784	72,025	24.7
Amortization of deferred policy acquisition costs	17,827	21,081	(15.4)
Other operating expenses	(10,180)	(8,935)	13.9
Total benefits and expenses	97,431	84,171	15.8

OPERATING INCOME	37,698	40,929	(7.9)

INCOME BEFORE INCOME TAX	$37,698	$40,929	(7.9)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended March 31		Change
	2005	2004
Sales By Product
Traditional	$34,508	$46,835	(26.3)%
Universal life	32,747	17,697	85.0
Variable universal life	1,138	1,125	1.2
	$68,393	$65,657	4.2

Sales By Distribution Channel
Brokerage general agents	$36,173	$42,747	(15.4)
Independent agents	17,309	12,740	35.9
Stockbrokers/banks	12,670	6,059	109.1
BOLI/other	2,241	4,111	(45.5)
	$68,393	$65,657	4.2

Average Life Insurance In-Force(1)
Traditional	$329,056,571	$275,674,638
Universal life	43,105,270	39,063,682
	$372,161,841	$314,738,320

Average Account Values
Universal life	$3,876,441	$3,463,960
Variable universal life	217,131	177,037
	$4,093,572	$3,640,997

Interest Spread - Universal Life(2)
Net investment income yield	6.18%	6.48%
Interest credited to policyholders	4.88	4.96
Interest spread	1.30%	1.52%

Mortality Experience (3)	$1,252	$2,194

(1) Amounts are not adjusted for reinsurance ceded.
(2) Interest spread on average general account values.
(3) Represents a favorable variance as compared to pricing assumptions.

Operating income decreased 7.9% from the first quarter of 2004. This decrease is the result of higher overall expenses, including a less favorable mortality variance, partially offset by a 10.2% increase in net premiums and policy fees resulting from a moderate increase in sales and the growth of life insurance in-force.

Gross premiums and policy fees grew by 16.0% in the current quarter due to the growth in life insurance in-force achieved over the last several quarters, while amounts ceded increased 18.3% as the segment continued to reinsure a significant amount of its new business. Net investment income increased 5.5% over the first quarter of 2004 reflecting the growth of the segment’s assets, offset by lower investment yields.

Benefits and settlement expenses were 24.7% higher than the first quarter of 2004 due to growth in life insurance in-force, fluctuations in mortality experience and higher credited interest on UL products resulting from increases in account values. Mortality for the current quarter was $0.9 million less favorable than the first quarter of 2004. Amortization of DAC was 15.4% lower for the quarter primarily due to favorable effects of unlocking on UL amortization in the first quarter of 2005 and effects on amortization of the SOP implementation in the first quarter of 2004.

Other operating expenses for the segment were as follows:

	Three Months Ended March 31		Change
	2005	2004

First year commissions	$80,048	$78,255	2.3%
Renewal commissions	7,794	7,673	1.6
First year ceding allowances	(40,353)	(44,622)	(9.6)
Renewal ceding allowances	(38,126)	(30,823)	23.7
General & administrative	46,891	48,564	(3.4)
Taxes, licenses and fees	6,480	4,290	51.0
Other operating expenses incurred	62,734	63,337

Less commissions, allowances & expenses capitalized	(72,914)	(72,272)	0.9

Other operating expenses	$(10,180)	$(8,935)	13.9

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

Other operating expenses were 13.9% more favorable than the first quarter of 2004, as the 4.2% increase in sales combined with lower incurred expenses positively impacted the segment’s expense capitalization levels. General and administrative expenses decreased 3.4% from the first quarter of 2004 as a result of reductions in overhead. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter.

Sales for the segment increased 4.2% versus the first quarter of 2004 primarily due to the significant increase in universal life sales. The strong UL sales were partially offset by lower production of traditional life in the brokerage general agent channel. Sales of BOLI business also declined from 2004. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when the market accommodates required returns. The segment has changed its direct response business sold through Matrix Direct, Inc. to focus on a multi-carrier distribution strategy, and is not currently marketing its product through this distribution channel.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

	Three Months Ended March 31		Change
	2005	2004

REVENUES
Gross premiums and policy fees	$65,500	$69,469	(5.7)%
Reinsurance ceded	(20,029)	(17,101)	17.1
Net premiums and policy fees	45,471	52,368	(13.2)
Net investment income	56,714	58,655	(3.3)
Other income	361	717	(49.7)
Total operating revenues	102,546	111,740	(8.2)

BENEFITS AND EXPENSES
Benefits and settlement expenses	66,399	73,020	(9.1)
Amortization of deferred policy acquisition costs	7,071	7,849	(9.9)
Other operating expenses	8,000	9,754	(18.0)
Total benefits and expenses	81,470	90,623	(10.1)

OPERATING INCOME	21,076	21,117	(0.2)

INCOME BEFORE INCOME TAX	$21,076	$21,117	(0.2)

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended March 31		Change
	2005	2004

Average Life Insurance In-Force(1)
Traditional	$11,190,436	$12,600,628	(11.2)%
Universal life	17,633,906	18,898,914	(6.7)
	$28,824,342	$31,499,542	(8.5)
Average Account Values
Universal life	$1,715,584	$1,743,884	(1.6)
Fixed annuity(2)	215,707	221,753	(2.7)
Variable annuity	83,925	102,246	(17.9)
	$2,015,216	$2,067,883	(2.5)

Interest Spread - UL & Fixed Annuities
Net investment income yield	7.09%	7.23%
Interest credited to policyholders	5.15	5.26
Interest spread	1.94%	1.97%

Mortality Experience(3)	$447	$660

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products.
(3) Represents a favorable variance as compared to pricing assumptions.

Net premiums and policy fees declined by 13.2% from the first quarter of 2004. Approximately half of this decrease is related to the payment of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased current period net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.4 million. The remainder of the decline is due to the continued runoff from acquired blocks of business.

Net investment income was also lower for the current quarter due to the runoff of business and lower overall earned rates. The segment has continued to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The interest spread declined 3 basis points from the first quarter of 2004.

Policy benefit expenses were down 9.1% from the first quarter of 2004. Approximately half of the decrease is due to the payment of amounts due under the two reinsurance treaties mentioned above with the remainder of the decrease due to the decline in in-force business. Amortization of DAC decreased during the current quarter due to the overall decline in business as well as a favorable change in DAC adjustments on certain universal life blocks. The first quarter of 2004 included an adjustment to increase DAC $0.8 million, compared to an adjustment of only $0.2 million in the first quarter of 2005. Other operating expenses decreased 18.0% from the first quarter of 2004 due to lower commissions resulting from lower net premiums, reductions in other general expenses, and the reinsurance transaction discussed above.

The segment’s life insurance in-force and UL and annuity account values have declined from 2004 levels as no new acquisitions have been made since 2002. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company will continue to pursue suitable acquisitions as they become available.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and the Life Marketing segment's sales force. Segment results were as follows:

	Three Months Ended March 31		Change
	2005	2004

REVENUES
Gross premiums and policy fees	$7,840	$7,628	2.8%
Reinsurance ceded
Net premiums and policy fees	7,840	7,628	2.8
Net investment income	56,146	51,588	8.8
Other income	1,465	1,523	(3.8)
Total operating revenues	65,451	60,739	7.8

BENEFITS AND EXPENSES
Benefits and settlement expenses	48,080	46,046	4.4
Amortization of deferred policy acquisition costs	7,226	5,397	33.9
Other operating expenses	6,334	6,925	(8.5)
Total benefits and expenses	61,640	58,368	5.6

OPERATING INCOME	3,811	2,371	60.7

Realized investment gains (losses)	27,462	6,004
Related amortization of DAC	(22,412)	(3,660)

INCOME BEFORE INCOME TAX	$8,861	$4,715	87.9

The following table summarizes key data for the Annuities segment:

	Three Months Ended March 31		Change
	2005	2004
Sales
Fixed annuity	$59,568	$16,095	270.1%
Variable annuity	77,003	61,723	24.8
	$136,571	$77,818	75.5

Average Account Values
Fixed annuity(1)	$3,442,520	$3,180,016	8.3
Variable annuity	2,194,782	1,996,390	9.9
	$5,637,302	$5,176,406	8.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.60%	6.57%
Interest credited to policyholders	5.60	5.77
Interest spread	1.00%	0.80%

	As of March 31
	2005	2004

GMDB - Net amount at risk(3)	$198,954	$262,102	(24.1)
GMDB - Reserves	$4,382	$5,225	(16.1)
S&P 500 Index	1,181	1,126	4.9

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating income increased 60.7% compared to the first quarter of 2004, reflecting higher sales of both fixed and variable annuities and the impact of improved equity markets reflected in the variable annuity business.

The improvement in the equity markets and increase in net deposits caused a 9.9% increase in variable annuity account values, which drove the modest increase in net premiums and policy fees for the quarter. The increase in fixed annuity balances caused net investment income and interest credited to increase from the first quarter of 2004. Interest spreads on fixed annuities increased 20 basis points as compared to the first quarter of 2004 primarily due to crediting rate reductions. Other income was relatively unchanged from the first quarter of 2004.

The increase in benefits and settlement expenses is primarily the result of a $2.3 million increase in credited interest compared to the first quarter 2004 due to the increase in fixed annuity account values. The additional profits on variable annuities were partially offset by higher amortization of DAC of $1.8 million for the first quarter of 2005. Other operating expenses decreased 8.5% versus the first quarter of 2004 due to higher expense capitalization caused by the increase in sales and lower operating expenses.

The large increase in realized investment gains is due to the sale of approximately $300 million in securities as a result of rebalancing the portfolio to improve the duration match between the segment’s assets and liabilities. The impact of the realized investment gains was partially offset by the related increase of $22.4 million in DAC amortization associated with those gains.

Sales of fixed annuities increased 270.1% from the first quarter of 2004 due to the very low interest rate environment in the first quarter of 2004. Variable annuity sales were 24.8% higher than the same quarter of 2004. The improved equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 24.1%.

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (GFAs) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts (GICs) to 401(k) and other qualified retirement savings plans. Segment results were as follows:

	Three Months Ended March 31		Change
	2005	2004

REVENUES
Net investment income	$73,875	$64,033	15.4%

BENEFITS AND EXPENSES
Benefits and settlement expenses	57,169	49,769	14.9
Amortization of deferred policy acquisition costs	1,084	761	42.4
Other operating expenses	1,223	1,804	(32.3)
Total benefits and expenses	59,476	52,334	13.6

OPERATING INCOME	14,399	11,699	23.1

Realized investment gains	619	3,879

INCOME BEFORE INCOME TAX	$15,018	$15,578	(3.6)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended March 31		Change
	2005	2004

Sales
GIC	$24,050	$0	n/a
GFA - Registered Notes - Institutional	350,000	300,000	16.7%
GFA - Registered Notes - Retail	31,845	221,500	(85.6)
	$405,895	$521,500	(22.2)

Average Account Values	$5,716,571	$4,851,592	17.8

Operating Spread
Net investment income yield	5.33%	5.44%
Interest credited	4.12	4.23
Operating expenses	0.17	0.22
Operating spread	1.04%	0.99%

Operating income increased 23.1% from the first quarter of 2004 due to growth in average account balances, as well as a slight widening of spreads from the first quarter of 2004. The growth in average account balances was primarily driven by sales of the Company’s registered funding agreement-backed notes program. Differences in portfolio composition caused the investment income yield to decline from the first quarter of 2004, while the maturity of high rate contracts caused the interest credited rate to decline. Although the net interest spread remained unchanged from the first quarter of 2004, lower operating expenses resulted in an improvement in operating spreads of 5 basis points. Currently, operating spreads are anticipated to range from 90-100 basis points for the remainder of 2005.

Total sales were 22.2% lower than the first quarter of 2004. Although institutional sales were strong, retail note sales for the quarter were disappointing, especially when compared with the sales volume generated by the product introduction in the first quarter of 2004. The decline in retail note sales for the quarter was caused by general market conditions including interest rate volatility. Sales in the second quarter are rebounding and the Company currently anticipates total annual sales for 2005 of $1.5 billion.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. Segment results were as follows:

	Three Months Ended March 31		Change
	2005	2004

REVENUES
Gross premiums and policy fees	$108,565	$113,612	(4.4)%
Reinsurance ceded	(59,684)	(58,634)	1.8
Net premiums and policy fees	48,881	54,978	(11.1)
Net investment income	7,446	7,513	(0.9)
Other income	8,433	9,244	(8.8)
Total operating revenues	64,760	71,735	(9.7)

BENEFITS AND EXPENSES
Benefits and settlement expenses	26,529	32,199	(17.6)
Amortization of deferred policy acquisition costs	17,546	19,956	(12.1)
Other operating expenses	14,461	15,133	(4.4)
Total benefits and expenses	58,536	67,288	(13.0)

OPERATING INCOME	6,224	4,447	40.0

INCOME BEFORE INCOME TAX	$6,224	$4,447	40.0

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended March 31		Change
	2005	2004

Sales
Credit insurance	$50,106	$51,246	(2.2)%
Service contracts	47,138	44,275	6.5
Other products	9,075	8,151	11.3
	$106,319	$103,672	2.6

Loss Ratios (1)
Credit insurance	32.1%	39.6%
Service contracts	73.4	76.9
Other products	62.0	78.1

(1) Incurred claims as a percentage of earned premiums.

Operating income increased 40.0% from the first quarter of 2004 due to improvements in earnings for all core product lines. Earnings from service contract products improved $1.8 million from the first quarter of 2004, while credit insurance products and other products improved $1.0 million and $0.2 million, respectively, from the first quarter of 2004. The improvement in earnings from core operations was partially offset by higher losses of $0.4 million from discontinued operations, and the lack of income from charter sales in 2005 compared to charter sales of $1.0 million in the first quarter of 2004.

The decline in net premiums for the quarter was primarily related to a decrease of $5.5 million in the credit insurance lines, due primarily to higher levels of reinsurance. Partially offsetting this decline was an increase in net premiums in other lines of business of $1.4 million for the quarter, reflecting the continued steady growth of these lines. Net premiums for the vehicle service contract line remained relatively unchanged from the same quarter of 2004. The decrease in other income is due to the charter sale in the first quarter of 2004.

Benefits and settlement expenses decreased 17.6% from the first quarter of 2004 due to the decrease in the segment’s net premiums and the overall improvement in loss ratios. Amortization of DAC in the first quarter of 2005 was lower than the comparable period in 2004 due to the decline in the segment’s credit business. Other operating expenses were relatively unchanged from the first quarter of 2004.

Loss ratios for service contracts have continued to improve over prior periods as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes. Loss ratios for other products have declined significantly from the first quarter of 2004 primarily due to the continuing decline in the closed blocks of business in the segment’s runoff lines.

Sales of credit insurance through financial institutions rose 5.0% from levels achieved in the first quarter of 2004 primarily due to a third party administrator relationship. The increase in financial institution credit insurance sales is expected to decline as the third party administrator goes into runoff over the next year. These strong credit insurance sales results were offset by a 16% decline in credit insurance sold through automobile dealers. Service contract sales for the current quarter were 6.5% above the sales reported in the first quarter of 2004, reflecting increases of $1.3 million and $2.0 million, respectively, in vehicle lines and marine sales.

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

The following table summarizes results for this segment:

	Three Months Ended March 31		Change
	2005	2004

Operating income (loss) (1)	$9,115	$7,815	$1,300

Realized gains and losses - investments	(75)	1,246	(1,321)
Realized gains and losses - derivatives	(6,798)	(3,844)	(2,954)
Income (loss) before income tax	$2,242	$5,217	$(2,975)

(1) Includes settlements on interest rate swaps of $821 and $1,947 for the three months ended March 31, 2005 and 2004, respectively.

Operating income increased $1.3 million from the first quarter of 2004. Net investment income increased $9.1 million while income from interest rate swaps decreased $1.1 million from the first quarter of 2004. The increase in net investment income is the result of higher amounts of unallocated capital and increased participating mortgage income. Participating mortgage income increased $1.9 million over the first quarter of 2004, reflecting increased transaction activity within the Company’s mortgage portfolio. Results for the runoff insurance remained relatively unchanged from the first quarter of 2004 with operating losses of $3.6 million for the first quarter of 2005.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended March 31		Change
	2005	2004

Fixed maturity gains	$36,763	$20,151	$16,612
Fixed maturity losses	(6,397)	(3,294)	(3,103)
Equity gains	138	1,221	(1,083)
Equity losses	(807)	(402)	(405)
Impairments on fixed maturity securities	(246)	(200)	(46)
Other	(1,574)	(849)	(725)
Total realized gains (losses) - investments	$27,877	$16,627	$11,250

Foreign currency swaps	$(3,977)	$(9,719)	$5,742
Foreign currency adjustments on stable value contracts	4,225	9,990	(5,765)
Derivatives related to mortgage loan commitments	4,870	(8,370)	13,240
Derivatives related to various investments	(10,965)	6,473	(17,438)
Total realized gains (losses) - derivatives	$(5,847)	$(1,626)	$(4,221)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The overall change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. Investment impairments for the first quarter of 2005 were relatively unchanged as compared to the first quarter of 2004. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Liquidity and Capital Resources” included herein.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities in the first quarter of 2005 was immaterial. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to the Company’s short positions during the respective periods.

The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For the first quarter of 2005, a portion of the change, a $5.4 million decrease in realized gains (losses) resulted from higher interest rates in the first quarter of 2005, which impacted the fair value of certain interest rate swaps and options. An additional decrease of $4.8 million for the first quarter of 2005 related to gains from embedded derivatives within certain bonds that either matured or were called in the first quarter of 2004. There was also a $0.7 million increase in realized gains (losses) for the first quarter of 2005 from asset swaps that either matured or were called in the first quarter of 2005. An additional $0.9 million decrease in realized gains (losses) for the first quarter 2005 was due to embedded derivatives within annuity contracts and reinsurance agreements.

Additionally, in the first quarter of 2005, the Company recorded a $7.1 million realized investment loss (derivative financial instruments) related to accrued investment income, which arose in periods prior to 2003. The impact had no effect on previously reported segment operating income and no material effect on previously reported net income.

Recently Issued Accounting Standards

In January 2004, the Company adopted Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 million income tax). During the third quarter of 2004,the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued a Technical Practice Aid (TPA) which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 million income tax) for a total cumulative charge to net income of $15.8 million, net of income tax of $8.5 million.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. SFAS 123(R) will become effective for the Company January 1, 2006. As originally issued, SFAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. SFAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, SFAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while SFAS 123 permitted recognition of forfeitures on an as incurred basis. When SFAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. The Company is currently evaluating the provisions of SFAS 123(R), but does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

Recent Developments

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of codification of statutory accounting principles) has been exposed for comment, and certain regulators have indicated a desire for the NAIC to adopt the proposal in mid-2005 or early 2006. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (ULSG). The Company believes that the proposal would increase the reserve levels required for many ULSG products, and thus would make those products more expensive and less competitive as compared to other products including term and whole life products. The Company cannot predict whether the proposal will be adopted and, if so, whether it will be in the form currently proposed and whether it will be retroactive. The Company believes that the impact of the proposal on the Company will be primarily prospective and relate to the competitiveness of its products as compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the proposal, if passed in its current form. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, perhaps the entire industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquiries and responds to them in the ordinary course of business.

The Company received a subpoena from the Attorney General of West Virginia for documents and other information relating to funding agreement-backed securities, special purpose vehicles, and related subjects. The Company understands that other U.S. based life insurers that participate in funding agreement backed note programs have received similar subpoenas. The Company is responding to the subpoena. The Company is not aware of any problems relating to its participation in funding agreement-backed note programs that would have a material adverse effect on its results of operations or financial condition.

The California Department of Insurance has promulgated proposed regulations that would characterize some life insurance agents as brokers and impose certain obligations on those agents that may conflict with the interests of insurance carriers or require the agent to, among other things, advise the client with respect to the best available insurer. The Company cannot predict the outcome of this regulatory proposal or whether any other state will propose or adopt similar actions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations usually produce a positive cash flow. This cash flow is used to fund an investment portfolio to finance future benefit payments. Since future benefit payments largely represent medium- and long-term obligations reserved using certain assumed interest rates, the Company's investments are predominantly in medium- and long-term, fixed-rate investments such as bonds and mortgage loans.

INVESTMENTS

Portfolio Description

The Company's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper duration matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as “available for sale.”

The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2005, the Company's fixed maturity investments had a market value of $14.8 billion, which is 3.3% above amortized cost of $14.4 billion. The Company had $3.0 billion in mortgage loans at March 31, 2005. While the Company's mortgage loans do not have quoted market values, at March 31, 2005, the Company estimates the market value of its mortgage loans to be $3.1 billion (using discounted cash flows from the next call date), which is 3.4% above amortized cost. Most of the Company's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	March 31, 2005		December 31, 2004
($ in thousands)

Publicly-issued bonds	$12,998,919	66.7%	$12,094,118	64.0%
Privately- issued bonds	1,835,386	9.4	1,889,463	10.0
Redeemable preferred stock	2,749	0.0	3,593	0.0
Fixed maturities	14,837,054	76.1	13,987,174	74.0
Equity securities	29,714	0.2	29,050	0.2
Mortgage loans	3,042,583	15.6	3,005,418	15.9
Investment real estate	79,246	0.4	81,397	0.4
Policy loans	472,345	2.4	482,780	2.6
Other long-term investments	219,448	1.1	256,635	1.4
Short-term investments	802,042	4.2	1,046,043	5.5
Total investments	$19,482,432	100.0%	$18,888,497	100.0%

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.8 billion at March 31, 2005, representing 9.4% of the Company's total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At March 31, 2005, securities with a market value of $565.5 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of its portfolio within general guidelines. The following table shows the Company's fixed maturities by credit rating at March 31, 2005.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	($ in thousands)

AAA	$6,045,352	40.7%
AA	887,943	6.0
A	3,100,640	20.9
BBB	3,855,253	26.0
Investment grade	13,889,188	93.6
BB	704,425	4.8
B	225,813	1.5
CCC or lower	14,724	0.1
In or near default	155	0.0
Below investment grade	945,117	6.4
Redeemable preferred stock	2,749	0.0
Total	$14,837,054	100.0%

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of March 31, 2005.

Creditor	Market Value
($ in millions)

Berkshire Hathaway	$77.2
FPL Group	77.0
Dominion Resources	75.6
Kinder Morgan	75.0
Wachovia	74.8
Edison International	72.0
Progress Energy	71.4
BellSouth	69.1
Goldman Sachs	69.0
Citigroup	67.4

The Company's management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlated risks within specific industries, related parties and business markets.

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

There are certain risks and uncertainties associated with determining whether declines in market values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company's earnings should circumstances lead management to conclude that some of the current declines in market value are other-than-temporary.

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2005, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At March 31, 2005, the Company had an overall pretax net unrealized gain of $472.9 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at March 31, 2005, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

<= 90 days	$3,854,587	78.4%	$3,906,820	77.7%	$(52,233)	46.1%
>90 days but <= 180 days	508,457	10.4	521,073	10.4	(12,616)	11.1
>180 days but <= 270 days	53,435	1.1	57,210	1.1	(3,775)	3.3
>270 days but <= 1 year	212,983	4.3	228,294	4.5	(15,311)	13.5
>1 year but <= 2 years	230,045	4.7	243,847	4.8	(13,802)	12.2
>2 years but <= 3 years	299	0.0	535	0.0	(236)	0.2
>3 years but <= 4 years	22,778	0.5	24,389	0.5	(1,611)	1.4
>4 years but <= 5 years	257	0.0	408	0.0	(151)	0.1
>5 years	30,975	0.6	44,709	1.0	(13,734)	12.1
Total	$4,913,816	100.0%	$5,027,285	100.0%	$(113,469)	100.0%

At March 31, 2005, securities with a market value of $28.8 million and $17.0 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $13.4 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at March 31, 2005, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

Agency Mortgages	$1,657,692	33.7%	$1,675,897	33.3%	$(18,205)	16.0%
Banking	264,801	5.4	269,559	5.4	(4,758)	4.2
Basic Industrial	109,358	2.2	114,009	2.3	(4,651)	4.1
Brokerage	141,340	2.9	144,550	2.9	(3,210)	2.8
Canadian Govt. Agencies	19,655	0.4	19,827	0.4	(172)	0.2
Communications	99,668	2.0	103,985	2.1	(4,317)	3.8
Consumer Cyclical	92,582	1.9	97,306	2.0	(4,724)	4.2
Consumer Noncyclical	35,738	0.7	37,774	0.8	(2,036)	1.8
Electric	418,203	8.6	432,491	8.6	(14,288)	12.6
Energy	111,532	2.3	115,242	2.3	(3,710)	3.3
Finance Companies	453,437	9.2	465,421	9.2	(11,984)	10.6
Insurance	153,741	3.2	157,754	3.1	(4,013)	3.4
Municipal Agencies	71	0.0	71	0.0	(0)	0.0
Natural Gas	194,919	4.0	200,544	4.0	(5,625)	5.0
Non-Agency Mortgages	690,261	14.0	709,853	14.1	(19,592)	17.2
Other Finance	183,310	3.7	189,104	3.7	(5,794)	5.1
Other Industrial	52,745	1.1	53,710	1.1	(965)	0.9
Other Utility	21	0.0	44	0.0	(23)	0.0
Real Estate	99	0.0	101	0.0	(2)	0.0
Technology	17,035	0.3	19,381	0.4	(2,346)	2.1
Transportation	70,952	1.4	72,978	1.4	(2,026)	1.8
U.S. Government	45,551	0.9	46,460	0.9	(909)	0.8
U.S. Govt. Agencies	101,105	2.1	101,224	2.0	(119)	0.1
Total	$4,913,816	100.0%	$5,027,285	100.0%	$(113,469)	100.0%

The range of maturity dates for securities in an unrealized loss position at March 31, 2005 varies, with 10.4% maturing in less than 5 years, 19.8% maturing between 5 and 10 years, and 69.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at March 31, 2005.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

AAA/AA/A	$3,865,364	78.6%	$3,921,210	78.0%	$(55,846)	49.2%
BBB	882,503	18.0	917,286	18.2	(34,783)	30.7
Investment grade	4,747,867	96.6	4,838,496	96.2	(90,629)	79.9
BB	65,627	1.4	69,701	1.4	(4,074)	3.6
B	85,721	1.7	93,657	1.9	(7,936)	7.0
CCC or lower	14,601	0.3	25,431	0.5	(10,830)	9.5
Below investment grade	165,949	3.4	188,789	3.8	(22,840)	20.1
Total	$4,913,816	100.0%	$5,027,285	100.0%	$(113,469)	100.0%

At March 31, 2005, securities in an unrealized loss position that were rated as below investment grade represented 3.4% of the total market value and 20.1% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $15.6 million. Securities in an unrealized loss position rated less than investment grade were 0.9% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
		($ in thousands)

<= 90 days	$69,317	41.8%	$71,981	38.1%	$(2,664)	11.6%
>90 days but <= 180 days	39	0.0	39	0.0	(0)	0.0
>180 days but <= 270 days	1,424	0.9	1,700	0.9	(276)	1.2
>270 days but <= 1 year	33,644	20.3	37,975	20.1	(4,331)	19.0
>1 year but <= 2 years	11,879	7.2	13,011	6.9	(1,132)	5.0
>2 years but <= 3 years	188	0.1	251	0.1	(63)	0.3
>3 years but <= 4 years	22,486	13.5	24,053	12.8	(1,567)	6.9
>4 years but <= 5 years	11	0.0	42	0.0	(31)	0.1
>5 years	26,961	16.2	39,737	21.1	(12,776)	55.9
Total	$165,949	100.0%	$188,789	100.0%	$(22,840)	100.0%

At March 31, 2005, below investment grade securities with a market value of $25.0 million and $12.5 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $24.9 million and $12.5 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. The Company recorded other-than-temporary impairments of $0.2 million in both the first quarter of 2005 and 2004.

As discussed earlier, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its positions as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the three months ended March 31, 2005, the Company sold securities in an unrealized loss position with a market value of $420.9 million resulting in a realized loss of $7.2 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	($ in thousands)

<= 90 days	$323,053	76.8%	$(3,883)	53.9%
>90 days but <= 180 days	0	0.0	0	0.0
>180 days but <= 270 days	6,880	1.6	(111)	1.6
>270 days but <= 1 year	14,749	3.5	(224)	3.1
> 1 year	76,174	18.1	(2,986)	41.4
Total	$420,856	100.0%	$(7,204)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At March 31, 2005 and December 31, 2004, the Company's allowance for mortgage loan credit losses was $4.8 million and $3.3 million, respectively.

During the first quarter of 2005, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At March 31, 2005, the Company had 45 loans amounting to $117.5 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 12 loans with balances of $21.2 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At March 31, 2005, the rents from Winn-Dixie represented approximately 50% of the total rents applicable to the properties underlying these loans (including approximately 66% of rents on loans in mortgage loan securitizations). The Company has evaluated each of the related loans, and has identified two potential impairments. As of March 31, 2005, the mortgage loan reserve included $1.1 million for these two loans. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2005, approximately $474.8 million of the Company’s mortgage loans have this participation feature.

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may become less than prevailing interest rates. At March 31, 2005, the Company had outstanding mortgage loan commitments of $981.1 million at an average rate of 6.08%.

At March 31, 2005, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

Liabilities

Many of the Company's products contain surrender charges and other features that reward persistency and penalizes the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At March 31, 2005, the Company had policy liabilities and accruals of $10.9 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.99%.

At March 31, 2005, the Company had $5.7 billion of stable value product account balances and $3.4 billion of annuity account balances.

Derivative Financial Instruments

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments, primarily to reduce its exposure to interest rate risk, inflation risk, and currency exchange risk. Combinations of interest rate swap contracts, futures contracts, and option contracts are used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Swap contracts are also used to alter the effective durations of assets and liabilities, and to mitigate the inflation risk caused by the issuance of inflation adjusted notes through the Stable Value Products segment. The Company uses foreign currency swaps to reduce its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European euro and the British pound.

Derivative instruments expose the Company to credit and market risk and could result in material changes from quarter-to-quarter. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures.

Asset/Liability Management

The Company's asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. It is the Company's policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

The Company believes its asset/liability management programs and procedures and certain product features provide protection for the Company against the effects of changes in interest rates under various scenarios. Additionally, the Company believes its asset/liability management programs and procedures provide sufficient liquidity to enable it to fulfill its obligation to pay benefits under its various insurance and deposit contracts. However, the Company's asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity and other factors, and the effectiveness of the Company's asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

Cash outflows related to stable value contracts (primarily maturing contracts, scheduled interest payments and expected withdrawals) were approximately $1.1 billion during 2004. Cash outflows related to stable value contracts are estimated to be approximately $1.1 billion in 2005. The Company's asset/liability management programs and procedures take into account maturing contracts and expected withdrawals. Accordingly, the Company does not expect stable value contract related cash outflows to have an unusual effect on the future operations and liquidity of the Company.

The Company was committed at March 31, 2005, to fund mortgage loans in the amount of $981.1 million. The Company held $834.5 million in cash and short-term investments at March 31, 2005.

While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has arranged sources of credit for its insurance subsidiaries to use when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may from time to time sell short-duration stable value products to complement its cash management practices.

The Company has also used securitization transactions involving its commercial mortgage loans to increase its liquidity.

Capital

At March 31, 2005, PLC had no borrowings under its $200 million revolving line of credit due July 30, 2009.

At December 31, 2004, approximately $1.5 billion of consolidated share-owner’s equity, excluding net unrealized investment gains and losses, represented net assets of the Company that cannot be transferred to PLC. In addition, the states in which the Company's insurance subsidiaries are domiciled impose certain restrictions on the insurance subsidiaries' ability to pay dividends to the Company. The Company plans to retain substantial portions of its earnings to support future growth.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company and its insurance subsidiaries. The Company may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Contractual Obligations

The table below sets forth future maturities of stable value products, notes payable, operating lease obligations, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities.

	2005	2006-2007	2008-2009	After 2009
	($ in thousands)

Stable value products(a)	$805,413	$2,449,148	$1,325,289	$1,090,505
Note payable	27	2,166
Operating leases(b)	4,932	8,742	3,788	2,982
Mortgage loan commitments	981,117
Liabilities related to variable interest entities(c)	599	2,564	35,580	21,390
Policyholder obligations(d)	673,050	1,774,502	1,592,754	9,027,756

(a) Anticipated stable value products cash flows, excluding interest not yet accrued.

(b) Includes all base lease payments required under operating lease agreements.

(c) Liabilities related to variable interest entities are not the legal obligations of the Company, but will be repaid with cash flows generated by the variable interest entities.  The amounts represent scheduled principal payments.

(d) Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to Company's historical experience, modified for recent observed trends.  These obligations are based on current balance sheet values and do not incorporate an expectation of future market growth, interest crediting, or future deposits.  Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.  As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets.  The Company expects to fully fund the general account obligations from cash flows from general account investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended March 31, 2005 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 6. Exhibits

Exhibit 12 - Consolidated Earnings Ratios.

Exhibit 15 - Letter re: unaudited interim financial information.

Exhibit 31(a) - Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b) - Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a) - Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(b) - Certification Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99 - Safe Harbor for Forward-Looking Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 13, 2005
/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and
Chief Accounting Officer
(Duly authorized officer)