Form 10-Q
period 2005-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2005-11-14
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM__ TO __
Commission File Number 001-31901
Protective Life Insurance Company
(Exact name of registrant as specified in its charter)
Tennessee (State of Incorporation)	63-0169720 (IRS Employer Identification No.)
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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares of Common Stock, $1.00 par value, outstanding as of November 14, 2005: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended September 30, 2005 INDEX

Part I. Financial Information:
Item 1. Financial Statements (unaudited):
Report of Independent Registered Public Accounting Firm
Consolidated Condensed Statements of Income for the
Three and Nine Months ended September 30, 2005 and 2004
Consolidated Condensed Balance Sheets as of September 30, 2005
and December 31, 2004
Consolidated Condensed Statements of Cash Flows for the
Nine Months ended September 30, 2005 and 2004
Notes to Consolidated Condensed Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. Other Information:
Item 6. Exhibits

Signature

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owner
Protective Life Insurance Company

We have reviewed the accompanying consolidated condensed balance sheet of Protective Life Insurance Company and its subsidiaries as of September 30, 2005, and the related consolidated condensed statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Birmingham, Alabama
November 14, 2005

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

Three Months Ended		Nine Months Ended
September 30		September 30
2005	2004	2005	2004

REVENUES
Premiums and policy fees	$458,031	$456,973	$1,400,239	$1,347,532
Reinsurance ceded	(251,423)	(273,074)	(835,246)	(798,664)
Net of reinsurance ceded	206,608	183,899	564,993	548,868
Net investment income	293,524	259,945	838,381	767,709
Realized investment gains (losses): Derivative financial instruments	12,633	(4,218)	(27,891)	6,814
All other investments	(3,634)	9,647	35,351	26,351
Other income	18,462	14,766	51,471	41,087
Total revenues	527,593	464,039	1,462,305	1,390,829
BENEFITS AND EXPENSES Benefits and settlement expenses, net of reinsurance ceded: (three months: 2005 - $216,695; 2004 - $304,134 nine months: 2005 - $754,352; 2004 - $791,122)	333,364	280,302	925,435	844,278
Amortization of deferred policy acquisition costs	57,952	52,375	184,070	157,222
Other operating expenses, net of reinsurance ceded: (three months: 2005 - $26,758; 2004 - $40,660 nine months: 2005 - $117,712; 2004 - $121,774)	37,135	40,739	98,172	100,196
Total benefits and expenses	428,451	373,416	1,207,677	1,101,696
INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	99,142	90,623	254,628	289,133
Income tax expense	33,465	34,979	86,548	101,023
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	65,677	55,644	168,080	188,110
Cumulative effect of change in accounting principle, net of income tax	0	0	0	(15,801)
NET INCOME	$65,677	$55,644	$168,080	$172,309

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
September 30	December 31
2005	2004

ASSETS Investments: Fixed maturities, at market (amortized cost: 2005 - $14,950,745; 2004 - $13,289,967)	$15,396,304	$13,987,174
Equity securities, at market (cost: 2005 - $79,474; 2004 - $26,158)	86,163	29,050
Mortgage loans on real estate	3,101,823	3,005,418
Investment in real estate, net	68,556	81,397
Policy loans	463,514	482,780
Other long-term investments	283,539	256,635
Short-term investments	595,000	1,046,043
Total investments	19,994,899	18,888,497
Cash	30,128	110,456
Accrued investment income	196,087	192,482
Accounts and premiums receivable, net	46,588	35,547
Reinsurance receivables	2,805,463	2,705,095
Deferred policy acquisition costs	2,087,469	1,825,104
Goodwill	38,986	36,182
Property and equipment, net	41,805	43,549
Other assets	85,524	208,345
Income taxes receivable	52,353	0
Assets related to separate accounts Variable annuity	2,352,287	2,308,858
Variable universal life	240,944	217,095
	$27,972,533	$26,571,210
LIABILITIES Policy liabilities and accruals	$11,439,968	$10,638,734
Stable value product account balances	5,900,740	5,562,997
Annuity account balances	3,430,038	3,463,477
Other policyholders' funds	148,800	151,213
Securities sold under repurchase agreements	142,850	0
Other liabilities	965,540	980,241
Accrued income taxes	0	15,738
Deferred income taxes	264,115	285,001
Non-recourse funding obligations	100,000	0
Notes payable	2,176	2,202
Liabilities related to variable interest entities	43,043	60,590
Liabilities related to separate accounts Variable annuity	2,352,287	2,308,858
Variable universal life	240,944	217,095
	25,030,501	23,686,146
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 2 SHARE-OWNER'S EQUITY Preferred Stock, $1.00 par value, shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1.00 par value, shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	932,805	932,805
Note receivable from PLC Employee Stock Ownership Plan	(2,507)	(2,983)
Retained earnings	1,822,046	1,653,954
Accumulated other comprehensive income: Net unrealized gains on investments, net of income tax: (2005 - $93,830; 2004 - $156,308)	174,255	287,670
Accumulated gain - hedging, net of income tax: (2005 - $5,617; 2004 - $2,024)	10,431	8,616
	2,942,032	2,885,064
	$27,972,533	$26,571,210

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Nine Months Ended
September 30
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income	$168,080	$172,309
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment (gains) losses	(35,351)	(17,155)
Amortization of deferred policy acquisition costs	184,070	157,222
Capitalization of deferred policy acquisition costs	(377,248)	(271,352)
Depreciation expense	11,128	12,692
Deferred income tax	39,765	21,659
Accrued income tax	(68,091)	(40,394)
Interest credited to universal life and investment products	532,337	480,789
Policy fees assessed on universal life and investment products	(308,330)	(261,058)
Change in accrued investment income and other receivables	(114,819)	(281,665)
Change in policy liabilities and other policyholders' funds of traditional life and health products	589,235	572,829
Change in other liabilities	17,624	(72,146)
Other, net	107,479	(26,325)
Net cash provided by operating activities	745,879	447,405
CASH FLOWS FROM INVESTING ACTIVITIES Investments available for sale, net of short-term investments: Maturities and principal reductions of investments	1,314,486	1,493,142
Sale of investments	3,468,686	2,905,106
Cost of investments acquired	(6,546,103)	(4,691,103)
Mortgage loans:
New borrowings	(447,717)	(498,178)
Repayments	346,056	326,526
Change in investment in real estate, net	4,032	123
Change in policy loans, net	19,266	17,466
Change in other long-term investments, net	(106,602)	3,098
Change in short-term investments, net	434,684	(282,214)
Purchase of property and equipment	(7,429)	(13,093)
Net cash used in investing activities	(1,520,641)	(739,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on line of credit arrangement and debt	(26)	(1,699)
Net proceeds from securities sold under repurchase agreements	142,850	0
Issuance of non-recourse funding obligations	100,000	0
Investment product deposits and change in universal life deposits	2,318,325	2,109,203
Investment product withdrawals	(1,952,911)	(1,845,728)
Other financing activities, net	86,196	0
Net cash provided by financing activities	694,434	261,776
CHANGE IN CASH	(80,328)	(29,946)
CASH AT BEGINNING OF PERIOD	110,456	111,059
CASH AT END OF PERIOD	$30,128	$81,113

See notes to consolidated condensed financial statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in tables are in thousands)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company is a wholly-owned subsidiary of Protective Life Corporation ("PLC").

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

With respect to the unaudited consolidated condensed financial information of the Company for the three and nine-month periods ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 14, 2005, appearing herein, stated that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated condensed financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers into which this Form 10-Q may be incorporated by reference within the meaning of Sections 7 and 11 of the Act.

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

•
The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts “GICs” to 401(k) and other qualified retirement savings plans.

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (GAP) product.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues
Life Marketing	$159,296	$122,639	$411,512	$352,486
Acquisitions	102,214	108,760	310,159	331,491
Annuities	64,068	65,041	223,201	192,487
Stable Value Products	80,418	73,464	233,078	210,064
Asset Protection	70,094	68,849	206,198	209,953
Corporate and Other	51,503	25,286	78,157	94,348
Total revenues	$527,593	$464,039	$1,462,305	$1,390,829

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Segment Operating Income
Life Marketing	$37,072	$37,933	$112,699	$121,898
Acquisitions	19,531	21,275	62,128	65,875
Annuities	4,660	3,753	16,364	10,848
Stable Value Products	13,743	13,313	41,626	38,938
Asset Protection	5,539	5,073	18,618	13,527
Corporate and Other	10,439	7,961	27,796	16,888
Total segment operating income	90,984	89,308	279,231	267,974

Realized investment gains (losses) - investments(1)	(3,796)	6,978	5,614	19,471
Realized investment gains (losses) - derivatives(2)	11,954	(5,663)	(30,217)	1,688
Income tax expense	(33,465)	(34,979)	(86,548)	(101,023)
Net income before cumulative effect of change in accounting principle	65,677	55,644	168,080	188,110
Cumulative effect of change in accounting principle	0	0	0	(15,801)
Net income	$65,677	$55,644	$168,080	$172,309

(1) Realized investment gains (losses) - investments	$(3,634)	$9,647	$35,351	$26,351
Less participating income from real estate ventures	0	0	(5,883)	0
Less related amortization of DAC	(162)	(2,669)	(23,854)	(6,880)
	$(3,796)	$6,978	$5,614	$19,471

(2) Realized investment gains (losses) - derivatives	$12,633	$(4,218)	$27,891)	$6,814
Less settlements on certain interest rate swaps	(679)	(1,445)	(2,326)	(5,126)
	$11,954	$(5,663)	$(30,217)	$1,688

                                                                       Operating Segment Assets
                                                                     September 30, 2005
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$6,794,911	$3,952,568	$6,047,151	$5,791,190
Deferred policy acquisition costs	1,466,573	327,427	103,094	19,578
Goodwill	0	0	0	0
Total assets	$8,261,484	$4,279,995	$6,150,245	$5,810,768

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$703,633	$2,517,416	$39,209	$25,846,078
Deferred policy acquisition costs	162,815	7,982	0	2,087,469
Goodwill	38,986	0	0	38,986
Total assets	$905,434	$2,525,398	$39,209	$27,972,533

                                                                     Operating Segment Assets
                                                                    December 31, 2004
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$5,961,091	$4,063,711	$5,977,030	$5,377,917
Deferred policy acquisition costs	1,262,637	337,372	81,250	18,301
Goodwill	0	0	0	0
Total assets	$7,223,728	$4,401,083	$6,058,280	$5,396,218

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$817,114	$2,469,953	$43,108	$24,709,924
Deferred policy acquisition costs	116,636	8,908	0	1,825,104
Goodwill	36,182	0	0	36,182
Total assets	$969,932	$2,478,861	$43,108	$26,571,210

NOTE 4 - STATUTORY REPORTING PRACTICES

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at September 30, 2005, and for the nine months then ended, the Company and its insurance subsidiaries had combined capital and surplus of $1.4 billion and net income of $6.6 million. At September 30, 2005, the combined asset valuation reserve held by the Company and its insurance subsidiaries was $176.2 million.

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123, “Accounting for Stock-Based Compensation,” which was originally issued by the FASB in 1995. FAS 123(R) will become effective for the Company January 1, 2006. As originally issued, FAS 123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. FAS 123(R) requires companies to measure the cost of share-based payments to employees using a fair value model, and to recognize that cost over the relevant service period. In addition, FAS 123(R) requires that an estimate of future award forfeitures be made at the grant date, while FAS 123 permitted recognition of forfeitures on an as incurred basis. When FAS 123 was originally issued, the Company elected to recognize the cost of its share-based compensation plans in its financial statements. The Company is currently evaluating the provisions of FAS 123(R), but does not anticipate that adoption of this standard will have a material impact on its financial position or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning January 1, 2006.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company is currently evaluating the impact of SOP 05-1, which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

NOTE 6 - COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income	$65,677	$55,644	$168,080	$172,309
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2005 - $(87,513); 2004 - $98,174 nine months: 2005 - $(48,697); 2004 - $(12,111))	(162,524)	182,323	(90,437)	(22,492)
Change in accumulated gain-hedging, net of income tax: (three months: 2005 - $2,837; 2004 - $(1,623) nine months: 2005 - $977: 2004 - $582)	5,269	(3,014)	1,815	1,080
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2005 - $1,272; 2004 - $(3,376) nine months: 2005 - $(12,373); 2004 - $(9,223))	2,362	(6,270)	(22,978)	(17,128)
Comprehensive income (loss)	$(89,216)	$228,683	$56,480	$133,769

NOTE 7 - RETIREMENT BENEFIT PLANS

The net periodic benefit cost recognized for PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Service cost	$1,557	$1,368	$5,352	$4,581
Interest cost	1,700	1,566	5,844	5,243
Expected return on plan assets	(1,986)	(1,578)	(6,828)	(5,285)
Amortization of prior service cost	54	53	187	177
Amortization of net loss	714	512	2,453	1,716
Net periodic benefit cost	$2,039	$1,921	$7,008	$6,432

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $6.6 million to its pension plan in 2005. The Company now estimates that it will contribute $9.9 million to its pension plan in 2005. As of September 30, 2005, $4.0 million had been contributed, and as of November 14, 2005, $6.0 million had been contributed to the pension plan. PLC’s defined benefit pension plan covers substantially all of its employees, including the Company employees. The plan is not separable by affiliates participating in the plan.

In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the nine months ended September 30, 2005 and 2004 was not material.

NOTE 8 - NON-RECOURSE FUNDING OBLIGATIONS

On August 26, 2005 Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or its parent company, PLC.

The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (Regulation XXX). Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of the Company’s subsidiaries, other than Golden Gate, the direct issuer of the notes, although the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate.

Interest on the principal amount of the notes accrues at a floating rate of interest and is payable on the 26th of each month. Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina (Golden Gate’s state of domicile) in accordance with the terms of its licensing orders and in accordance with applicable law. If an event of default occurs, the holders of the notes have the right to declare the entire principal and any accrued interest due and payable immediately, subject to regulatory approval. Golden Gate reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

As of September 30, 2005, $100 million of non-recourse funding obligations have been issued and are outstanding. The weighted average interest rate as of September 30, 2005 is 5.08%.

NOTE 9 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In January 2004, the Company adopted Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004 and was adopted through an adjustment for the cumulative effect of change in accounting principle originally amounting to $10.1 million (net of $5.5 million income tax). During the third quarter of 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants “AcSEC” issued a Technical Practice Aid (“TPA”), which provided additional interpretive guidance on applying certain provisions of the SOP. As a result of this additional guidance, in the fourth quarter of 2004, the Company restated its cumulative effect charge as of January 1, 2004 to record an additional expense of $5.7 million (net of $3.1 million income tax) for a total cumulative charge to net income of $15.8 million, net of income tax of $8.5 million.

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

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by FAS 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like "believe,"  "expect,”“estimate,”“project,”“budget,”“forecast,”“anticipate,”“plan,”“will,”“shall,”“may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s latest Annual Report on Form 10-K and other filings with the SEC.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statements of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; a deficiency in our systems could result in over or underpayments of amounts owed to or by the Company and/or errors in our critical assumptions or reported financial results; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; the Company is exposed to potential risks from recent legislation requiring companies to evaluate their internal control over financial reporting; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; the financial services industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital; and new accounting rules or changes to existing accounting rules could negatively impact us. Please refer to Exhibit 99, incorporated by reference herein, about these factors that could affect future results.

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

The following table sets forth a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Segment Operating Income
Life Marketing	$37,072	$37,933	(2.3)%	$112,699	$121,898	(7.5)%
Acquisitions	19,531	21,275	(8.2)	62,128	65,875	(5.7)
Annuities	4,660	3,753	24.2	16,364	10,848	50.8
Stable Value Products	13,743	13,313	3.2	41,626	38,938	6.9
Asset Protection	5,539	5,073	9.2	18,618	13,527	37.6
Corporate & Other	10,439	7,961	31.1	27,796	16,888	64.6
Total segment operating income	90,984	89,308		279,231	267,974

Realized investment gains (losses) - investments(1)	(3,796)	6,978		5,614	19,471
Realized investment gains (losses) - derivatives(2)	11,954	(5,663)		(30,217)	1,688
Income tax expense	(33,465)	(34,979)		(86,548)	(101,023)
Net income before cumulative effect of change in accounting principle	65,677	55,644	18.0	168,080	188,110	(10.6)
Cumulative effect of change in accounting principle, net of income tax	0	0		0	(15,801)
Net income	$65,677	$55,644	18.0	$168,080	$172,309	(2.5)

(1) Realized investment gains (losses) - investments	$(3,634)	$9,647		$35,351	$26,351
Less participating income from real estate ventures	0	0		(5,883)	0
Less related amortization of DAC	(162)	(2,669)		(23,854)	(6,880)
	$(3,796)	$6,978		$5,614	$19,471

(2) Realized investment gains (losses) - derivatives	$12,633	$(4,218)		$(27,891)	$6,814
Less settlements on certain interest rate swaps	(679)	(1,445)		(2,326)	(5,126)
	$11,954	$(5,663)		$(30,217)	$1,688

Net income for the first nine months of 2005 reflects moderate growth in segment operating income, offset by net realized investment losses. Net realized investment losses were $24.6 million for the first nine months of 2005, compared to net realized investment gains of $21.2 million for the same period of 2004, a change of $45.8 million. Partially offsetting the change in realized investment gains and losses is the cumulative effect charge of $15.8 million recorded in the first nine months of 2004, with no such adjustment in 2005. (See Note 9 to the Consolidated Condensed Financial Statements for additional information related to the cumulative effect of change in accounting principle.) Life Marketing’s operating income decreased slightly from the third quarter and first nine months of 2004, reflecting higher overall benefits and expenses offset by continued growth in life insurance in-force through new sales. The quarterly and year-to-date declines in the Acquisitions segment’s operating income are due to the normal runoff of the segment’s previously acquired blocks of business. Improvement in the equity markets and higher sales of variable annuities contributed to the quarterly and year-to-date increases of 24.2% and 50.8%, respectively, in the Annuities segment’s earnings. The Annuities segment’s year-to-date earnings were also favorably impacted by a $5.0 million reduction of DAC amortization in the second quarter of 2005 due to favorable unlocking. Increases in average account values, partially offset by spread compression, resulted in higher year-to-date operating income in the Stable Value Products segment. The Asset Protection segment’s operating income increased 9.2% and 37.6% over the third quarter and first nine months of 2004, respectively, primarily due to improvements in the segment’s service contract and other product lines.

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

Life Marketing

The Life Marketing segment markets level premium term and term-like insurance, universal life (“UL”), variable universal life and "bank owned life insurance" (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and in the BOLI market. Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$297,098	$253,951	17.0%	$861,200	$740,868	16.2%
Reinsurance ceded	(204,572)	(191,228)	7.0	(640,286)	(565,086)	13.3
Net premiums and policy fees	92,526	62,723	47.5	220,914	175,782	25.7
Net investment income	66,574	59,710	11.5	189,913	176,117	7.8
Other income	196	206	(4.9)	685	587	16.7
Total operating revenues	159,296	122,639	29.9	411,512	352,486	16.7

BENEFITS AND EXPENSES
Benefits and settlement expenses	112,119	78,361	43.1	274,896	217,079	26.6
Amortization of deferred policy acquisition costs	23,831	14,823	60.8	63,071	46,830	34.7
Other operating expenses	(13,726)	(8,478)	61.9	(39,154)	(33,321)	17.5
Total benefits and expenses	122,224	84,706	44.3	298,813	230,588	29.6

OPERATING INCOME	37,072	37,933	(2.3)	112,699	121,898	(7.5)

INCOME BEFORE INCOME TAX	$37,072	$37,933	(2.3)	$112,699	$121,898	(7.5)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change
Sales By Product
Traditional	$27,975	$41,046	(31.8)%	$89,344	$130,089	(31.3)%
Universal life	50,308	16,364	207.4	124,694	53,327	133.8
Variable universal life	1,698	1,491	13.9	4,033	4,090	(1.4)
	$79,981	$58,901	35.8	$218,071	$187,506	16.3

Sales By Distribution Channel
Brokerage general agents	$36,072	$37,843	(4.7)	$101,739	$120,170	(15.3)
Independent agents	21,788	12,615	72.7	57,912	37,925	52.7
Stockbrokers/banks	19,741	7,016	181.4	50,304	19,857	153.3
BOLI/other	2,380	1,427	66.8	8,116	9,554	(15.1)
	$79,981	$58,901	35.8	$218,071	$187,506	16.3

Average Life Insurance In-Force(1)
Traditional	$344,313,461	$303,556,718	13.4	$336,609,496	$289,615,677	16.2
Universal life	46,057,904	40,756,564	13.0	44,581,587	39,910,123	11.7
	$390,371,365	$344,313,282	13.4	$381,191,083	$329,525,800	15.7

Average Account Values
Universal life	$4,235,895	$3,666,987	15.5	$4,056,168	$3,565,474	13.8
Variable universal life	233,236	190,721	22.3	225,183	183,879	22.5
	$4,469,131	$3,857,708	15.8	$4,281,351	$3,749,353	14.2

Interest Spread - Universal Life(2)
Net investment income yield	6.08%	6.39%		6.07%	6.44%
Interest credited to policyholders	4.73	4.89		4.74	4.92
Interest spread	1.35%	1.50%		1.33%	1.52%

Mortality Experience (3)	$503	$(669)		$5,574	$1,322

(1) Amounts are not adjusted for reinsurance ceded. (2) Interest spread on average general account values. (3) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

              Operating income decreased 2.3% and 7.5%, respectively, from the third quarter and first nine months of 2004. This decrease is the result of higher overall benefits and expenses, partially offset by increases in total revenues of 29.9% and 16.7% for the quarter and year-to-date, respectively, primarily due to moderate increases in sales and growth of life insurance in-force and average account values.

Net premiums and policy fees grew by 47.5% in the current quarter and 25.7% year-to-date due in part to the growth in life insurance in-force achieved over the last several quarters. Net premiums and policy fees are also higher than the prior year due to an increase in retention levels on certain newly written products. Beginning in the second quarter of 2005, the Company increased its retained amounts on certain of its newly written traditional life products from $500,000 to $1,000,000. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results.

Net investment income increased 11.5% for the quarter and 7.8% for the first nine months of 2005, reflecting the growth of the segment’s assets, offset by lower investment yields. Interest spreads on UL products for the first nine months have declined 19 basis points from the prior year.

Benefits and settlement expenses were 43.1% and 26.6% higher than the third quarter and first nine months of 2004, respectively, due to growth in life insurance in-force, the increase in retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values, partially offset by favorable fluctuations in mortality experience. Mortality for the current quarter was $1.2 million more favorable than the prior year, while year-to-date mortality was $4.3 million more favorable than the same period of 2004. Amortization of DAC was 60.8% and 34.7% higher for the quarter and first nine months, respectively, than 2004 primarily due to growth of life insurance in-force, unfavorable effects of unlocking on UL amortization in 2005 compared to the prior year, increased amortization resulting from the capitalization of premium taxes on excess premiums in the UL line, and reductions to amortization in 2004 resulting from the SOP implementation.

Other operating expenses for the segment were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

First year commissions	$87,001	$67,776	28.4%	$247,930	$209,552	18.3%
Renewal commissions	8,039	8,223	(2.2)	24,020	23,400	2.7
First year ceding allowances	(21,238)	(41,541)	(48.9)	(94,821)	(125,165)	(24.2)
Renewal ceding allowances	(43,759)	(37,899)	15.5	(129,549)	(108,185)	19.7
General & administrative	40,775	43,893	(7.1)	131,992	137,465	(4.0)
Taxes, licenses and fees	8,977	5,952	50.8	23,344	16,386	42.5
Other operating expenses incurred	79,795	46,404	72.0	202,916	153,453	32.2

Less commissions, allowances & expenses capitalized	(93,521)	(54,882)	70.4	(242,070)	(186,774)	29.6

Other operating expenses	$(13,726)	$(8,478)	61.9	$(39,154)	$(33,321)	17.5

Currently, the segment reinsures significant amounts of its life insurance in-force. Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums. A portion of these allowances is deferred as part of DAC while the remainder is recognized immediately as a reduction of other operating expenses. While the recognition of reinsurance allowances is consistent with GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative. Consideration of all components of the segment’s income statement, including amortization of DAC, is required to assess the impact of reinsurance on segment operating income.

Other operating expenses for the segment have decreased from the prior year as a result of lower expenses incurred per policy issued, combined with higher DAC capitalization driven by the significant growth in UL sales. Amounts capitalized as DAC generally include first year commissions and allowances, and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter.

Sales for the segment increased 35.8% and 16.3% versus the third quarter and first nine months of 2004 primarily due to the significant increase in UL sales. The upward trend in UL sales is the result of a favorable competitive position combined with growth of our distribution footprint. The strong UL sales were partially offset by lower traditional life sales. Sales of BOLI business also declined year-to-date from 2004. BOLI sales will vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$64,265	$66,985	(4.1)%	$195,869	$206,113	(5.0)%
Reinsurance ceded	(17,668)	(16,562)	6.7	(54,954)	(51,503)	6.7
Net premiums and policy fees	46,597	50,423	(7.6)	140,915	154,610	(8.9)
Net investment income	55,366	57,682	(4.0)	168,179	175,041	(3.9)
Other income	251	655	(61.7)	1,065	1,840	(42.1)
Total operating revenues	102,214	108,760	(6.0)	310,159	331,491	(6.4)

BENEFITS AND EXPENSES
Benefits and settlement expenses	69,312	71,571	(3.2)	204,495	215,931	(5.3)
Amortization of deferred policy acquisition costs	6,197	7,056	(12.2)	20,453	22,381	(8.6)
Other operating expenses	7,174	8,858	(19.0)	23,083	27,304	(15.5)
Total benefits and expenses	82,683	87,485	(5.5)	248,031	265,616	(6.6)

OPERATING INCOME	19,531	21,275	(8.2)	62,128	65,875	(5.7)

INCOME BEFORE INCOME TAX	$19,531	$21,275	(8.2)	$62,128	$65,875	(5.7)

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Average Life Insurance In-Force(1)
Traditional	$10,641,093	$11,876,806	(10.4)%	$10,915,764	$12,058,599	(9.5)%
Universal life	17,017,720	18,215,608	(6.6)	17,325,813	18,387,091	(5.8)
	$27,658,813	$30,092,414	(8.1)	$28,241,577	$30,445,690	(7.2)

Average Account Values
Universal life	$1,703,219	$1,725,139	(1.3)	$1,709,402	$1,729,421	(1.2)
Fixed annuity(2)	212,967	218,668	(2.6)	214,337	219,160	(2.2)
Variable annuity	72,826	90,121	(19.2)	78,376	93,632	(16.3)
	$1,989,012	$2,033,928	(2.2)	$2,002,115	$2,042,213	(2.0)

Interest Spread - UL & Fixed Annuities
Net investment income yield	6.96%	7.18%		7.03%	7.23%
Interest credited to policyholders	5.15	5.19		5.15	5.20
Interest spread	1.81%	1.99%		1.88%	2.03%

Mortality Experience(3)	$772	$1,071		$3,937	$3,947

(1) Amounts are not adjusted for reinsurance ceded. (2) Includes general account balances held within variable annuity products. (3) Represents a favorable variance as compared to pricing assumptions.

              Net premiums and policy fees declined 7.6% and 8.9% from the third quarter and first nine months of 2004, respectively. These decreases are the result of the runoff of the acquired blocks of business. Year-to-date net premiums were additionally decreased by payment during the first quarter of 2005 of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million.

Net investment income was also lower for the current quarter and year-to-date due to the runoff of business and lower overall earned rates. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The year-to-date interest spread declined 18 basis points and 15 basis points, respectively, from the third quarter and first nine months of the prior year.

Benefits and settlement expenses for the third quarter and first nine months of 2005 are 3.2% and 5.3% lower, respectively, than the comparable periods of the prior year due to the decline in in-force business. The year-to-date decrease also includes the impact of the reinsurance payments mentioned above. Amortization of DAC decreased during the current quarter and the first nine months of 2005 due to the overall decline in business. Other operating expenses decreased 19.0% and 15.5% from the third quarter and first nine months of 2004, respectively, due to lower commissions resulting from lower net premiums, reductions in other general expenses, and the reinsurance payments discussed above.

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

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$8,057	$7,370	9.3%	$23,763	$22,592	5.2%
Reinsurance ceded	0	0		0	0
Net premiums and policy fees	8,057	7,370	9.3	23,763	22,592	5.2
Net investment income	54,003	52,854	2.2	164,930	155,965	5.7
Other income	1,775	1,293	37.3	5,339	4,112	29.8
Total operating revenues	63,835	61,517	3.8	194,032	182,669	6.2

BENEFITS AND EXPENSES
Benefits and settlement expenses	44,596	46,526	(4.1)	141,363	137,028	3.2
Amortization of deferred policy acquisition costs	7,501	5,790	29.6	16,900	17,755	(4.8)
Other operating expenses	7,078	5,448	29.9	19,405	17,038	13.9
Total benefits and expenses	59,175	57,764	2.4	177,668	171,821	3.4

OPERATING INCOME	4,660	3,753	24.2	16,364	10,848	50.8

Realized gains and losses - investments	70	3,524		29,168	9,818
Realized gains and losses - derivatives	163	0		1	0
Related amortization of DAC	(162)	(2,669)		(23,854)	(6,880)

INCOME BEFORE INCOME TAX	$4,731	$4,608	2.7	$21,679	$13,786	57.3

The following table summarizes key data for the Annuities segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Sales
Fixed annuity	$69,826	$106,391	(34.4)%	$190,235	$230,790	(17.6)%
Variable annuity	74,659	74,231	0.6	241,991	199,272	21.4
	$144,485	$180,622	(20.0)	$432,226	$430,062	0.5

Average Account Values
Fixed annuity(1)	$3,452,363	$3,227,028	7.0	$3,451,683	$3,189,657	8.2
Variable annuity	2,261,110	1,992,107	13.5	2,210,062	1,993,651	10.9
	$5,713,473	$5,219,135	9.5	$5,661,745	$5,183,308	9.2

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.32%	6.63%		6.33%	6.49%
Interest credited to policyholders	5.55	5.74		5.50	5.66
Interest spread	0.77%	0.89%		0.83%	0.83%

	As of September 30
	2005	2004

GMDB - Net amount at risk(3)	$155,640	$258,516	(39.8)
GMDB - Reserves	2,070	5,606	(63.1)
S&P 500 Index	1,229	1,115	10.2

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating revenues increased 3.8% and 6.2% compared to the third quarter and first nine months of 2004, respectively, primarily as a result of higher net investment income. Average account balances have grown approximately 9% from the prior year, resulting in higher investment income. The additional income resulting from the larger account balances was reduced in the third quarter of 2005 by lower interest spreads. Interest spreads on fixed annuities declined 12 basis points compared to the third quarter of 2004, primarily due to the rebalancing of the investment portfolio discussed below. The increase in other income is primarily due to an increase in asset-based fees.

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large increase in realized investment gains for the nine months ended September 30, 2005. These gains were partially offset by an increase of $22.4 million in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread. The year-to-date interest spread is unchanged from the prior year.

Total benefits and expenses increased 2.4% and 3.4% for the quarter and year-to-date, compared to the same periods of 2004. Benefits and settlement expenses for the first nine months of 2005 are $4.3 million higher than the same period of the prior year due to higher credited interest on the increasing average account balances. These expenses for the current quarter are lower than the prior year due to favorable reserve adjustments of $1.7 million. The increase in DAC amortization for the quarter is primarily the result of higher gross profits in the variable deferred annuity line. DAC is amortized in proportion to gross profits, so increased gross profits results in more DAC amortization. The year-to-date DAC amortization is lower than the prior year due to favorable unlocking that occurred in the second quarter. See additional discussion of this event below. The increases in operating expenses for the quarter and year-to-date are primarily the result of expenses incurred related to the development of a new product.
As mentioned above, the year-to-date DAC amortization was substantially reduced by a $5.0 million reduction in the second quarter due to favorable unlocking. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing discussed above was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

Sales of fixed annuities declined 34.4% and 17.6%, while sales of variable annuities increased 0.6% and 21.4% from the third quarter and first nine months of 2004, respectively. Fixed annuity sales are down due to lower interest rates. While variable annuity sales for the current quarter are relatively flat, year-to-date sales have benefited from the improvement in the equity markets. Total year-to-date sales are slightly higher than the prior year. In addition to improving variable annuity sales, the improved equity markets also reduced the net amount at risk with respect to guaranteed minimum death benefits by 39.8%.

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

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

REVENUES
Net investment income	$79,118	$66,472	19.0%	$229,074	$197,171	16.2%

BENEFITS AND EXPENSES
Benefits and settlement expenses	62,747	50,301	24.7	180,000	150,790	19.4
Amortization of deferred policy acquisition costs	1,240	894	38.7	3,445	2,458	40.2
Other operating expenses	1,388	1,964	(29.3)	4,003	4,985	(19.7)
Total benefits and expenses	65,375	53,159	23.0	187,448	158,233	18.5

OPERATING INCOME	13,743	13,313	3.2	41,626	38,938	6.9

Realized investment gains	1,300	6,992		4,004	12,893
INCOME BEFORE INCOME TAX	$15,043	$20,305	(25.9)	$45,630	$51,831	(12.0)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Sales
GIC	$20,500	$15,000	36.7%	$49,550	$54,000	(8.2)%
GFA - Direct Institutional	0	0	0.0	0	960	(100.0)
GFA - Registered Notes - Institutional	300,000	625,000	(52.0)	1,000,000	925,000	8.1
GFA - Registered Notes - Retail	20,790	135,520	(84.7)	149,430	425,270	(64.9)
	$341,290	$775,520	(56.0)	$1,198,980	$1,405,230	(14.7)

Average Account Values	$5,973,325	$5,112,019	16.8	$5,834,429	$5,009,546	16.5

Operating Spread
Net investment income yield	5.41%	5.34%		5.37%	5.39%
Interest credited	4.29	4.04		4.22	4.12
Operating expenses	0.18	0.23		0.17	0.20
Operating spread	0.94%	1.07%		0.98%	1.07%

Operating income increased 3.2% and 6.9% from the third quarter and first nine months of the prior year, respectively. These increases are due to growth in average account balances of approximately 17%, partially offset by spread compression of 13 basis points for the quarter and 9 basis points year-to-date. The growth in average account balances was primarily driven by sales of the Company’s registered funding agreement-backed notes program as discussed below. The primary driver of the spread compression has been increasing LIBOR rates, resulting in higher interest credited rates. Operating spreads are expected to continue to decline during the remainder of 2005.

Total sales were 56.0% and 14.7% lower than the third quarter and first nine months of 2004, respectively. Institutional sales continue to be strong, increasing 8.1% year-to-date from the prior year. Retail note sales continue to decline from prior year results due to general market conditions including interest rate volatility. The Company currently anticipates total annual sales for 2005 of approximately $1.4 billion.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (GAP) product. Segment results were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

REVENUES
Gross premiums and policy fees	$78,057	$112,157	(30.4)%	$287,328	$324,673	(11.5)%
Reinsurance ceded	(29,165)	(61,203)	(52.3)	(139,860)	(167,586)	(16.5)
Net premiums and policy fees	48,892	50,954	(4.0)	147,468	157,087	(6.1)
Net investment income	7,772	7,892	(1.5)	23,485	22,943	2.4
Other income	13,430	10,003	34.3	35,245	29,923	17.8
Total operating revenues	70,094	68,849	1.8	206,198	209,953	(1.8)

BENEFITS AND EXPENSES
Benefits and settlement expenses	27,560	29,074	(5.2)	83,940	94,636	(11.3)
Amortization of deferred policy acquisition costs	18,054	20,043	(9.9)	53,269	57,520	(7.4)
Other operating expenses	18,941	14,659	29.2	50,371	44,270	13.8
Total benefits and expenses	64,555	63,776	1.2	187,580	196,426	(4.5)

OPERATING INCOME	5,539	5,073	9.2	18,618	13,527	37.6

INCOME BEFORE INCOME TAX	$5,539	$5,073	9.2	$18,618	$13,527	37.6

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Sales
Credit insurance	$56,749	$59,543	(4.7)%	$158,276	$169,824	(6.8)%
Service contracts	65,301	56,627	15.3	174,876	155,763	12.3
Other products	14,812	8,883	66.7	37,454	25,975	44.2
	$136,862	$125,053	9.4	$370,606	$351,562	5.4

Loss Ratios (1)
Credit insurance	37.2%	35.7%		35.3%	37.9%
Service contracts	77.6	78.3		74.3	80.8
Other products	67.5	66.4		68.1	73.8

(1) Incurred claims as a percentage of earned premiums.

Operating income increased 9.2% and 37.6% from the third quarter and first nine months of 2004, respectively. Earnings from core product lines are up $0.7 million and $5.5 million for the quarter and year-to-date, respectively, while results from lines the segment is no longer marketing are relatively unchanged both for the quarter and year-to-date.

Within the segment’s core product lines, service contract earnings were unchanged for the quarter but improved $3.9 million year-to-date, while credit insurance earnings declined $0.5 million for the quarter and increased $1.4 million year-to-date. Earnings from other products were $1.2 million and $0.2 million higher for the quarter and year-to-date, respectively, compared to the prior year. The overall improvement in earnings from core operations was partially offset by the lack of income from charter sales in 2005, compared to charter sales of $1.2 million for the first nine months of 2004.

The decline in net premiums was primarily related to decreases of $3.5 million and $12.8 million for the quarter and year-to-date, respectively, in the credit insurance lines due to the runoff of business produced through a third party administrator relationship and higher levels of reinsurance year-to-date. Additionally, as expected, net premiums in the lines the segment is no longer marketing continue to decrease, resulting in net premiums for these lines that were $2.5 million and $7.0 million lower for the third quarter and year-to-date, respectively. Partially offsetting these declines were increases in net premiums in the vehicle service contract and other lines of business totaling $2.4 million for the quarter and $8.9 million for the first nine months, reflecting the continued steady growth of these core lines.

Other income increased from the prior year 34.3% and 17.8% for the quarter and year-to-date, respectively, due to increases in administrative fees on service contracts primarily resulting from the increased volume of contracts sold in this product line.

Benefits and settlement expenses decreased 5.2% and 11.3% from the third quarter and first nine months of 2004, respectively, primarily due to the overall improvement in loss ratios, most notably in the service contract line. Loss ratios in both the service contract and credit insurance lines are favorable year-to-date compared to the prior year as a result of segment initiatives to increase pricing and tighten the underwriting and claims processes. The increase in loss ratio for other products during the third quarter of 2005 is the result of $1.3 million of claims incurred with the inventory protection product related to recent hurricane damages. Amortization of DAC for the third quarter and first nine months of 2005 was lower than the comparable period in 2004 due to the decline in the segment’s credit business. Other operating expenses have increased in 2005 compared to the prior periods primarily due to higher commissions on service contracts due to increased volume.

Total segment sales increased 9.4% and 5.4% for the third quarter and the first nine months, respectively, compared to the same periods of 2004. Sales of credit insurance through financial institutions leveled off during the current quarter resulting in year-to-date sales that are 1.4% lower than the prior year-to-date sales. The bulk of these sales are derived from a third party administrator relationship, which is in runoff. We therefore expect these sales to continue to decline over the next year. Additionally, credit insurance sold through automobile dealers has declined from the prior year, resulting in an overall decline in credit insurance sales of 4.7% for the quarter and 6.8% for the first nine months. Service contract sales continued to improve in the third quarter, exceeding the prior year amounts by 15.3% for the current quarter and 12.3% year-to-date. The year-to-date improvement in service contract sales is comprised of increases of $16.8 million and $2.3 million, respectively, in the vehicle and marine lines.

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

The following table summarizes results for this segment:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Operating income (1)	$10,439	$7,961	$2,478	$27,796	$16,888	$10,908

Realized gains and losses - investments	(4,588)	(169)	(4,419)	2,577	4,746	(2,169)
Realized gains and losses - derivatives	11,375	(6,363)	17,738	(30,616)	582	(31,198)
Income before income tax	$17,226	$1,429	$15,797	$(243)	$22,216	$(22,459)

(1) Includes settlements on interest rate swaps of $679 and $1,445 for the three months ended September 30, 2005 and 2004, respectively, and $2,326 and $5,126 for the nine months ended September 30, 2005 and 2004, respectively. Also includes participating income from real estate ventures of $4,412, net of minority interest, for the current year-to-date period.

Operating income increased $2.5 million and $10.9 million from the third quarter and first nine months of 2004, respectively, primarily due to increased investment income and lower operating expenses. Net investment income increased $15.3 million and $22.3 million for the quarter and year-to-date, respectively, while income from interest rate swaps decreased $2.8 million and $4.8 million for these same periods. The increased net investment income is primarily the result of higher amounts of unallocated capital and increased participating income and prepayment fees from mortgage and real estate, partially offset by lower income on trading securities.

Results for the runoff insurance lines remain comparable to the prior year, with operating losses of $12.9 million for the first nine months of 2005, compared to $12.3 million for the same period of 2004. Included in the current period loss is a $5.0 million reserve strengthening taken in the residual value line of business as a result of negative trends in used vehicle prices.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Change	2005	2004	Change

Fixed maturity gains	$2,593	$20,713	$(18,120)	$45,907	$46,565	$(658)
Fixed maturity losses	(25)	(861)	836	(6,880)	(6,237)	(643)
Equity gains	27	1,302	(1,275)	580	2,692	(2,112)
Equity losses	(16)	0	(16)	(851)	(22)	(829)
Impairments on fixed maturity securities	(4,194)	(12,052)	7,858	(4,490)	(14,775)	10,285
Impairments on equity securities	(29)	0	(29)	(53)	(1,125)	1,072
Other	(1,990)	545	(2,535)	1,138	(747)	1,885
Total realized gains (losses) - investments	$(3,634)	$9,647	$(13,281)	$35,351	$26,351	$9,000

Foreign currency swaps	$(14,522)	$1,231	$(15,753)	$(27,982)	$(10,286)	$(17,696)
Foreign currency adjustments on stable value contracts	14,761	(1,013)	15,774	28,292	10,911	17,381
Derivatives related to mortgage loan commitments	17,200	(5,564)	22,764	(10,732)	(256)	(10,476)
Derivatives related to various investments	(4,806)	1,128	(5,934)	(17,469)	6,445	(23,914)
Total realized gains (losses) - derivatives	$12,633	$(4,218)	$16,851	$(27,891)	$6,814	$(34,705)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction of investment impairments for the third quarter and first nine months of 2005 compared to the same periods of 2004 reflects a significant reduction in default rates. Additional details on the Company’s investment performance and evaluation is provided in the “Liquidity” and “Capital Resources” sections included herein.

Realized investment gains (losses) related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities in the third quarter and first nine months of 2005 was an immaterial gain and $(0.3) million, respectively. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The gains from these securities in the third quarter were the result of increasing interest rates in the current quarter and the net losses from these securities during the first nine months of 2005 were due to declining interest rates in the second quarter of 2005.

The Company also uses various swaps and options to mitigate risk related to certain other investments held by the Company. For the third quarter and first nine months of 2005, a portion of the change, a $6.0 million decrease and $11.7 million decrease, respectively, in realized gains (losses) resulted from higher interest rates in 2005, which impacted the fair value of certain interest rate swaps and options. An increase of $0.3 million and a decrease of $4.4 million for the third quarter and first nine months of 2005, respectively, related to gains (losses) from embedded derivatives within certain bonds that matured during the respective periods. For the first nine months of 2005, realized gains (losses) increased by $0.7 million due to the impact of embedded derivatives within certain asset swaps that were called in the first quarter of 2005. For the third quarter and the first nine months of 2005, a $0.1 million decrease and a $1.0 million decrease, respectively, in realized gains (losses) was due to embedded derivatives within annuity contracts and reinsurance agreements.

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

The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At September 30, 2005, the Company's fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $15.4 billion, which is 3.0% above amortized cost of $15.0 billion. The Company had $3.1 billion in mortgage loans at September 30, 2005. While the Company's mortgage loans do not have quoted market values, at September 30, 2005, the Company estimates the market value of its mortgage loans to be $3.2 billion (using discounted cash flows from the next call date), which is 4.7% above amortized cost. Most of the Company's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	September 30, 2005		December 31, 2004

Publicly-issued bonds	$13,504,939	67.5%	$12,094,118	64.0%
Privately-issued bonds	1,888,734	9.5	1,889,463	10.0
Redeemable preferred stock	2,631	0.0	3,593	0.0
Fixed maturities	15,396,304	77.0	13,987,174	74.0
Equity securities	86,163	0.4	29,050	0.2
Mortgage loans	3,101,823	15.5	3,005,418	15.9
Investment real estate	68,556	0.4	81,397	0.4
Policy loans	463,514	2.3	482,780	2.6
Other long-term investments	283,539	1.4	256,635	1.4
Short-term investments	595,000	3.0	1,046,043	5.5
Total investments	$19,994,899	100.0%	$18,888,497	100.0%

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.9 billion at September 30, 2005, representing 9.5% of the Company's total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At September 30, 2005, securities with a market value of $415.9 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of its portfolio within general guidelines. The following table shows the Company's fixed maturities by credit rating at September 30, 2005.

S&P or Equivalent Designation	Market Value	Percent of Market Value

AAA	$6,277,922	40.8%
AA	663,952	4.3
A	2,602,204	16.9
BBB	4,734,474	30.8
Investment grade	14,278,552	92.8
BB	723,568	4.7
B	318,877	2.1
CCC or lower	63,057	0.4
In or near default	9,619	0.0
Below investment grade	1,115,121	7.2
Redeemable preferred stock	2,631	0.0
Total	$15,396,304	100.0%

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of September 30, 2005.

Creditor	Market Value

Dominion Resources	$87.6
American Electric Power	78.7
Kinder Morgan	78.6
FPL Group	76.2
Union Pacific	75.4
Wachovia	75.2
Entergy	72.1
Progress Energy	71.6
Exelon	70.7
Bank of America	69.1

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

The Company generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer. Once management has determined that a particular investment has suffered an other-than-temporary impairment, the asset is written down to its estimated fair value.

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

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2005, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At September 30, 2005, the Company had an overall pretax net unrealized gain of $452.5 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at September 30, 2005, the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	($ in thousands)

<= 90 days	$4,438,626	78.1%	$4,487,178	77.3%	$(48,552)	41.6%
>90 days but <= 180 days	358,760	6.3	365,546	6.3	(6,786)	5.8
>180 days but <= 270 days	268,233	4.7	280,296	4.8	(12,063)	10.3
>270 days but <= 1 year	275,768	4.8	284,336	4.9	(8,568)	7.3
>1 year but <= 2 years	199,965	3.5	219,287	3.8	(19,322)	16.5
>2 years but <= 3 years	116,187	2.1	122,586	2.2	(6,399)	5.6
>3 years but <= 4 years	507	0.0	609	0.0	(102)	0.1
>4 years but <= 5 years	173	0.0	197	0.0	(24)	0.0
>5 years	28,080	0.5	43,109	0.7	(15,029)	12.8
Total	$5,686,299	100.0%	$5,803,144	100.0%	$(116,845)	100.0%

At September 30, 2005, securities with a market value of $26.1 million and $17.5 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $14.5 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at September 30, 2005, is presented in the following table.

Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
($ in thousands)

Agency Mortgages	$1,392,327	24.5%	$1,407,209	24.2%	$(14,882)	12.7%
Banking	289,550	5.1	293,189	5.1	(3,639)	3.1
Basic Industrial	147,840	2.6	153,662	2.6	(5,822)	5.0
Brokerage	117,878	2.1	119,672	2.1	(1,794)	1.5
Communications	177,899	3.1	183,284	3.2	(5,385)	4.7
Consumer Cyclical	151,567	2.7	159,252	2.7	(7,685)	6.6
Consumer Noncyclical	49,903	0.9	51,564	0.9	(1,661)	1.4
Electric	478,077	8.4	495,420	8.5	(17,343)	14.9
Energy	124,019	2.2	125,718	2.2	(1,699)	1.5
Finance Companies	613,504	10.8	625,789	10.8	(12,285)	10.5
Insurance	103,418	1.8	106,151	1.9	(2,733)	2.4
Municipal Agencies	2,642	0.0	2,672	0.0	(30)	0.0
Natural Gas	236,906	4.1	242,205	4.2	(5,299)	4.5
Non-Agency Mortgages	1,432,352	25.2	1,457,369	25.1	(25,017)	21.4
Other Finance	169,253	3.0	175,264	3.0	(6,011)	5.1
Other Industrial	47,898	0.8	48,731	0.8	(833)	0.7
Other Utility	40	0.0	44	0.0	(4)	0.0
Technology	17,895	0.3	19,390	0.3	(1,495)	1.3
Transportation	83,067	1.5	85,306	1.5	(2,239)	1.9
U.S. Government	46,109	0.8	47,076	0.8	(967)	0.8
U.S. Govt Agencies	4,155	0.1	4,177	0.1	(22)	0.0
Total	$5,686,299	100.0%	$5,803,144	100.0%	$(116,845)	100.0%

The range of maturity dates for securities in an unrealized loss position at September 30, 2005 varies, with 8.4% maturing in less than 5 years, 19.3% maturing between 5 and 10 years, and 72.3% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at September 30, 2005.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
($ in thousands)

AAA/AA/A	$4,050,499	71.3%	$4,096,964	70.6%	$(46,465)	39.8%
BBB	1,326,429	23.3	1,360,235	23.5	(33,806)	28.9
Investment grade	5,376,928	94.6	5,457,199	94.1	(80,271)	68.7
BB	193,399	3.4	205,461	3.5	(12,062)	10.3
B	59,605	1.0	69,528	1.2	(9,923)	8.5
CCC or lower	56,367	1.0	70,956	1.2	(14,589)	12.5
Below investment grade	309,371	5.4	345,945	5.9	(36,574)	31.3
Total	$5,686,299	100.0%	$5,803,144	100.0%	$(116,845)	100.0%

At September 30, 2005, securities in an unrealized loss position that were rated as below investment grade represented 5.4% of the total market value and 31.3% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $24.5 million. Securities in an unrealized loss position rated less than investment grade were 1.5% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for all below investment grade securities.

Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
($ in thousands)

<= 90 days	$121,794	39.4%	$125,225	36.2%	$(3,431)	9.4%
>90 days but <= 180 days	21,143	6.8	21,676	6.3	(533)	1.4
>180 days but <= 270 days	74,865	24.2	82,450	23.8	(7,585)	20.7
>270 days but <= 1 year	1,807	0.6	2,355	0.7	(548)	1.5
>1 year but <= 2 years	64,351	20.8	74,487	21.5	(10,136)	27.7
>2 years but <= 3 years	514	0.2	646	0.2	(132)	0.4
>3 years but <= 4 years	140	0.0	162	0.1	(22)	0.1
>4 years but <= 5 years	47	0.0	54	0.0	(7)	0.0
>5 years	24,710	8.0	38,890	11.2	(14,180)	38.8
Total	$309,371	100.0%	$345,945	100.0%	$(36,574)	100.0%

At September 30, 2005, below investment grade securities with a market value of $22.9 million and $13.7 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including $13.7 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. For the third quarter and first nine months of 2005, the Company recorded pretax other-than-temporary impairments in its investments of $4.2 million and $4.5 million, respectively, compared to $12.1 million and $15.9 million for the comparable periods of 2004.

As previously discussed, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its positions as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of all but a specific portion of its investment portfolio as available for sale. During the nine months ended September 30, 2005, the Company sold securities in an unrealized loss position with a market value of $902.8 million resulting in a realized loss of $7.7 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	($ in thousands)

<= 90 days	$799,027	88.5%	$(4,163)	53.8%
>90 days but <= 180 days	0	0.0	0	0.0
>180 days but <= 270 days	9,019	1.0	(223)	2.9
>270 days but <= 1 year	14,749	1.6	(224)	2.9
> 1 year	80,011	8.9	(3,121)	40.4
Total	$902,806	100.0%	$(7,731)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At September 30, 2005 and December 31, 2004, the Company's allowance for mortgage loan credit losses was $6.4 million and $3.3 million, respectively.

During the first quarter of 2005, Winn-Dixie Stores Inc. (Winn-Dixie), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At September 30, 2005, the Company had 38 loans amounting to $101.8 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 11 loans with balances of $20.4 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At September 30, 2005, the rents from Winn-Dixie represented approximately 47% of the total rents applicable to the properties underlying these loans (including approximately 67% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing 27 stores that served as the anchor tenant for properties underlying loans in the Company’s mortgage loan portfolio. At September 30, 2005, five of these stores have been sold and Winn-Dixie has rejected the leases on the remaining 22 properties. Within these 22 loans, the Company has identified five potential impairments and the mortgage loan reserve included $4.4 million related to these loans at September 30, 2005. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

During the third quarter of 2005, two major hurricanes caused a significant amount of property damage in the states of Louisiana, Mississippi, Alabama and Texas. The Company’s mortgage loan portfolio includes 23 loans totaling $62.0 million in the areas impacted by these hurricanes. Of the underlying properties securing these 23 loans, 16 sustained little or no damage from these events. The Company has reviewed each of the loans on the remaining 7 properties and currently believes that none of these loans are impaired. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2005, approximately $425.3 million of the Company’s mortgage loans have this participation feature.

At September 30, 2005, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At September 30, 2005, the Company had policy liabilities and accruals of $11.4 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.85%.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. At September 30, 2005, the Company had outstanding mortgage loan commitments of $1,044.2 million at an average rate of 5.93%.

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

The Company was committed at September 30, 2005 to fund mortgage loans in the amount of $1,044.2 million. The Company held $625.1 million in cash and short-term investments at September 30, 2005.

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

Capital Resources

On August 26, 2005 Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Companyor its parent company, PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (Regulation XXX). Under the terms of the notes, the holders of the notes cannot require repayment from the Company or any of the Company’s subsidiaries, other than Golden Gate, the direct issuer of the notes, although the Company has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of the Company’s obligations to Golden Gate.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with other state’s law. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company and its insurance subsidiaries. The Company may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Contractual Obligations

The table below sets forth future maturities of stable value products, notes payable, non-recourse funding obligations, operating lease obligations, mortgage loan commitments, liabilities related to variable interest entities, and policyholder obligations.

	2005	2006-2007	2008-2009	After 2009

Stable value products(a)	$203,638	$2,466,104	$1,686,342	$1,544,656
Note payable	9	2,167
Non-recourse funding obligations(b)				100,000
Securities sold under repurchase agreements	142,850
Operating leases(c)	1,415	8,389	3,788	2,982
Mortgage loan commitments	1,044,186
Liabilities related to variable interest entities(d)	216	1,940	35,246	5,641
Policyholder obligations(e)	262,565	1,817,485	1,667,212	9,805,662
(a) Anticipated stable value products cash flows, excluding interest not yet accrued.
(b) Non-recourse funding obligations include all principal amounts owed on note agreements, and does not include interest payments due over the term of the notes.
(c) Includes all base lease payments required under operating lease agreements.
(d) Liabilities related to variable interest entities are not the legal obligations of the Company, but will be repaid with cash flows generated by the variable interest entities. The amounts represent scheduled principal payments.
(e) Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to the Company’s historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and do not incorporate an expectation of future market growth, interest crediting, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from general account investments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2005, the FASB issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement 109.” The draft contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. The draft includes a proposed effective date of December 15, 2005. The Company is currently evaluating the provisions of this draft interpretation, but does not currently anticipate that its adoption would have a material impact on its financial position or results of operation.

See Note 5 to the Consolidated Condensed Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) has been approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 will increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquires and responds to them in the ordinary course of business.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that have materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 14, 2005                                                                   /s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and
Chief Accounting Officer
(Duly authorized officer)