Form 10-K
period 2005-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2006-03-31
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
___________________ FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
Commission File Number 001-31901
PROTECTIVE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)
TENNESSEE (State or other jurisdiction of incorporation or organization)	63-0169720 (IRS Employer Identification Number)
2801 HIGHWAY 280 SOUTH BIRMINGHAM, ALABAMA 35223 (Address of principal executive offices and zip code)
Registrant's telephone number, including area code (205) 268-1000
___________________________ Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
3.70% Secured Medium Term Notes due 2008 of Protective Life Secured Trust 2003-1	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated Filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2005: None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 30, 2006: 5,000,000
DOCUMENTS INCORPORATED BY REFERENCE None, except Exhibits.

PROTECTIVE LIFE INSURANCE COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors and Cautionary Factors that may Affect Future Results
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Share-Owners
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Share-Owner Matters, and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplemental Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Share-Owner Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1. Business

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly-owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). The Company provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the "Company" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several small non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

Additional information concerning the Company’s business segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 9 to Consolidated Financial Statements included herein. The information incorporated herein by reference is electronically accessible through the Internet from the “Edgar Database of Corporate Information” on the Securities and Exchange Commission’s worldwide website (www.sec.gov).

In the following paragraphs, the Company reports sales and new capital invested. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts. These statistics are derived from the Company’s various sales tracking and administrative systems and are not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets traditional life insurance products, including level premium term and term-like insurance and universal life (“UL”) insurance. The segment also markets variable universal life and bank owned life insurance (“BOLI”) products. All of these products are marketed on a national basis. The segment uses several methods of distribution for its products. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. Also, the Company markets BOLI through independent marketing organizations that specialize in the BOLI market. The segment also distributes life insurance products through stockbrokers and banks, and through worksite arrangements.

The following table shows the Life Marketing segment’s sales measured by new premium.

Year Ended December 31	Sales
(dollars in millions)
2001	$163.5
2002	224.1
2003	289.6
2004	261.7
2005	294.7

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

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, in the case of the acquisition of West Coast Life Insurance Company (“West Coast”), which was closed by the Acquisitions segment in 1997, the Company elected to continue the marketing of new policies and operate West Coast as a component of the Company’s Life Marketing segment.

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a competitive advantage over many other companies that attempt to make similar acquisitions. The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

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

In 2001, the Company coinsured a block of individual life policies from Standard Insurance Company, and acquired the stock of Inter-State Assurance Company (“Inter-State”) and First Variable Life Insurance Company (“First Variable”) from ILona Financial Group, Inc., the U.S. subsidiary of Irish Life & Permanent plc of Dublin, Ireland. In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company. Although acquisition opportunities were investigated, no transactions were completed in 2003, 2004, or 2005.

On February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies for a cash purchase price of approximately $1.2 billion, which will be a combination of a cash payment from the Company and a return of capital. Subject to regulatory and third party approval, the Company expects to enter into a series of reinsurance agreements with third parties for the variable annuity business and up to approximately one-half of the value of the remaining business. The acquisition and related agreements are subject to various regulatory approvals (including regulatory approvals that must be obtained by one reinsurer group) and other customary conditions to closing, which is expected to occur during the third quarter of 2006. The Chase Insurance Group is headquartered in Elgin, IL, and offers primarily level premium term and other traditional life products as well as fixed and variable annuity products. The Chase Insurance Group has approximately 1.2 million life insurance and annuity policies in-force and statutory reserves of approximately $8.7 billion (including approximately $2.0 billion assumed under a modified coinsurance arrangement).

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

The Company’s fixed annuities are primarily modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from the effects of changes in interest rates. The Company’s fixed annuities also include book value and equity indexed annuities which the Company began marketing during 2005. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets.

Year Ended December 31	Fixed Annuities	Variable Annuities	Total Annuities
	(dollars in millions)
2001	$689	$263	$952
2002	628	325	953
2003	164	350	514
2004	443	283	726
2005	275	312	587

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds. During 2003, the Company registered a funding agreement-backed notes program with the SEC. Through this program, the Company is able to offer notes to both institutional and retail investors. As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased $4 billion in 2005 through a second registration. The segment's funding agreement-backed notes complement the Company’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of the Company as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

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

The following table shows the stable value products sales.

Year Ended December 31	GICs	Funding Agreements	Total
	(dollars in millions)
2001	$409	$637	$1,046
2002	267	888	1,155
2003	275	1,333	1,608
2004	59	1,524	1,583
2005	96	1,316	1,412

The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (“GAP”) product. The segment’s products are primarily marketed through a national network of 2,500 automobile and marine dealers. The Asset Protection segment has also offered credit insurance through banks and consumer finance companies.

The Company is the fifth largest independent writer of credit insurance in the United States according to industry surveys. These policies cover consumer loans made by financial institutions located primarily in the southeastern United States and automobile dealers throughout the United States. The Company’s ranking with respect to the writing of credit insurance may decline in 2006 and beyond as the segment discontinues marketing these products through financial institutions.

The following table shows the insurance and related product sales measured by new premium.

Year Ended December 31	Sales
(dollars in millions)
2001	$500.1
2002	467.8
2003	472.4
2004	460.3
2005	488.8

In 2005, approximately 59% of the segment’s sales were through the automobile dealer distribution channel, and approximately 47% of the segment’s sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

The Company is currently pursuing a small acquisition of a service contract provider.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on unallocated capital and interest on debt). This segment also includes earnings from several small non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The earnings of this segment may fluctuate from year to year.

Investments

The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 1 and 2 to Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A significant portion of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company). In addition, the Company has entered into derivatives to offset the volatility in the market value of its mortgage-backed securities.

The table below shows a breakdown of the Company’s mortgage-backed securities portfolio by type at December 31, 2005. Planned amortization class securities (“PACs”) pay down according to a schedule. Accretion directed securities have a stated maturity but may repay more quickly. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received. The CMBS are commercial mortgage-backed securities issued in securitization transactions sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

Type	Percentage of Mortgage-Backed Securities
Sequential	47.3%
PAC	31.7
Pass Through	9.3
Accretion Directed	4.7
CMBS	3.9
Other	3.1
100.0%

The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. (“Moody's”), Standard & Poor's Corporation (“S&P”), and Fitch Ratings (“Fitch”). If a bond is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2005, over 99% of bonds were rated by Moody's, S&P, Fitch, or the NAIC.

The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2005, is as follows:

Rating	Percentage of Fixed Maturity Investments
AAA	43.6%
AA	3.7
A	15.3
BBB	30.2
BB or less	7.2
100.0%

At December 31, 2005, approximately $13.9 billion of the Company’s $15.0 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $1.1 billion of its fixed maturity portfolio was rated less than investment grade, of which $415.0 million were bank loan participations and $61.6 million were securities issued in Company-sponsored commercial mortgage loan securitizations. The Company has increased its investment in bank loan participations over the last four years to take advantage of market conditions.

Risks associated with investments in less than investment grade debt obligations may be significantly higher than risks associated with investments in debt securities rated investment grade. Risk of loss upon default by the borrower is significantly greater with respect to such debt obligations than with other debt securities because these obligations may be unsecured or subordinated to other creditors. Additionally, there is often a thinly traded market for such securities and current market quotations are frequently not available for some of these securities. Issuers of less than investment grade debt obligations usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers.

The Company also invests a significant portion of its portfolio in mortgage loans. Results for these investments have been excellent due to careful management and a focus on a specialized segment of the market. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2005 was $3.4 million. The average size mortgage loan in the Company's portfolio is approximately $2.4 million. The largest single loan amount is $22.8 million.

The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2005:

Property Type	Percentage of Mortgage Loans on Real Estate
Retail	68.3%
Apartments	11.9
Office Buildings	10.3
Warehouses	8.1
Other	1.4
100.0%

Retail loans are generally on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company's exposure) at December 31, 2005:

Anchor Tenants	Percentage of Mortgage Loans on Real Estate
Walgreen Corporation	2.3%
Wal-Mart Stores, Inc.	2.1
Food Lion, Inc.	1.9
Lone Star Funds	1.9
CVS Drugs, Inc.	1.4

The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $434.9 million of the Company’s mortgage loans have this participation feature.

Many of the Company's mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

At December 31, 2005, $22.3 million or 0.7% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

In 1996, the Company sold approximately $554 million of its mortgage loans in a securitization transaction. In 1997, the Company sold approximately $445 million of its loans in a second securitization transaction. In 1998, the Company securitized $146 million of its mortgage loans and in 1999 the Company securitized $263 million. The securitizations’ senior tranches were sold, and the Company retained the junior tranches. The Company continues to service the securitized mortgage loans. At December 31, 2005, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $225.6 million.

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

The following table shows the investment results from continuing operations of the Company:

				Realized Investment Gains (Losses)
Year Ended December 31	Cash, Accrued Investment Income, and Investments at December 31	Net Investment Income	Percentage Earned on Average of Cash and Investments	Derivative Financial Instruments	All Other Investments
(dollars in thousands)
2001	$13,526,530	$835,203	7.0%	$2,182	$(6,123)
2002	15,705,411	971,808	6.8	(4,708)	12,314
2003	17,258,709	980,743	6.1	8,249	66,764
2004	19,191,435	1,029,206	5.9	2,726	30,771
2005	20,201,641	1,127,920	5.9	(31,819)	37,934

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force.

	Year Ended December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
New Business Written
Life Marketing	$60,435,133	$77,917,553	$102,154,269	$67,827,198	$40,538,738
Group Products(1)			67,405	44,567	123,062
Asset Protection	3,770,783	5,702,146	6,655,790	4,516,350	5,917,047
Tota	$64,205,916	$83,619,699	$108,877,464	$72,388,115	$46,578,847
Business Acquired
Acquisitions				$3,859,788	$19,992,424
Insurance in Force at End of Year(2)
Life Marketing	$435,430,943	$372,395,267	$305,939,864	$225,667,767	$159,485,393
Acquisitions	26,861,772	29,135,715	30,755,635	27,372,622	36,856,042
Group Products(1)			710,358	5,015,636	5,821,744
Asset Protection	5,496,543	6,807,494	9,088,963	12,461,564	12,094,947
Total	$467,789,258	$408,338,476	$346,494,820	$270,517,589	$214,258,126

(1) On December 31, 2001, the Company completed the sale of substantially all of its Dental Division, with which the group products are associated.
(2) Reinsurance assumed has been included; reinsurance ceded (2005 - $393,605,152; 2004 - $354,015,938; 2003 - $292,740,795; 2002 - $219,025,215; 2001-$171,449,182) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Year Ended December 31	Ratio of Voluntary Terminations
2001	7.4%
2002	4.7
2003	4.1
2004	4.6
2005	4.2

The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as “liabilities related to separate accounts.”

Year Ended December 31	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
	(dollars in thousands)
2001	$3,716,530	$1,883,998	$1,143,394	$2,131,476
2002	4,018,552	2,390,440	955,886	1,864,993
2003	4,676,531	2,286,417	851,165	2,388,033
2004	5,562,997	2,406,426	753,832	2,612,077
2005	6,057,721	2,348,037	777,422	2,639,670

Underwriting

The underwriting policies of the Company and its insurance subsidiaries are established by management. With respect to individual insurance, the Company and its insurance subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected. Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50. In the case of "simplified issue" policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the payroll deduction market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant. For other than "simplified issue" policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk. Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

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

Reinsurance Ceded

The Company's insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company also has used reinsurance to reinsure guaranteed minimum death benefit (“GMDB”) claims in its variable annuity contracts.

During 2005, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of the Company’s life insurance business. The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). In response to these challenges, in 2005 the Company reduced its overall reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements for certain newly issued traditional life products. Additionally in 2005, for certain newly issued traditional life products, the Company increased from $500,000 to $1,000,000 the amount of insurance it will retain on any one life. Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, issued $125.0 million of non-recourse funding obligations to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements.

At December 31, 2005, the Company had insurance in force of $467.8 billion of which approximately $393.6 billion was ceded to reinsurers. See Note 11 to Consolidated Financial Statements for additional information related to the Company’s use of reinsurance.

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

The policy liabilities and accruals carried in the Company's financial reports presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest.

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

Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. For example, President Bush’s Fiscal Year 2006 Budget proposal includes changes that would create new and expanded vehicles for tax-exempt savings, including expanded “Retirement Savings Accounts” and “Lifetime Savings Accounts” which would permit higher contributions and tax-free build-up.

In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the federal estate tax. Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter. President Bush and members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected.

Additionally, the Company is subject to the federal corporation income tax. President Bush has also formed a President’s Advisory Panel, which has been instructed to develop proposals for fundamental reform of the federal tax system. Such proposals could include substantial changes to the federal income tax laws currently in effect. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

The Company's insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions on consolidating recently acquired life insurance companies and on consolidating life insurance company income with non-insurance income are applicable to the Company. The Company is able to consolidate all of its subsidiaries for federal income tax purposes in 2004 and 2005, but the pending acquisition, if completed, will result in the inability to consolidate certain subsidiaries for federal income tax purposes in 2006.

Under pre-1984 tax law, certain income of the Company was not taxed currently, but was accumulated in a memorandum account designated as "Policyholders' Surplus" to be taxed only when such income was distributed to share owners or when certain limits on accumulated amounts were exceeded. Consistent with current tax law, amounts accumulated in Policyholders' Surplus have been carried forward, although no accumulated income may be added to these accounts. As of December 31, 2005, the aggregate accumulation in the Policyholders' Surplus account was $70.5 million. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders’ Surplus accounts. Legislation was enacted in 2004 which suspends application of this provision for tax years 2005 and 2006 in certain limited situations.

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

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership which will give them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as customer behavior, including persistency, that differs from past customer behavior.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance have some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.

Regulation

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

A life insurance company's statutory capital is computed according to rules prescribed by the NAIC as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s law. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs and use of more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2005 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

The Company's insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding any insurance company subsidiary of the Company.

Under insurance guaranty fund laws in most states, insurance companies doing business in such a state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. The Company's insurance subsidiaries were assessed immaterial amounts in 2005, which will be partially offset by credits against future state premium taxes.

In addition, many states, including the states in which the Company's insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems. These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system. These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them. Most states, including Tennessee, where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state. In Tennessee, the acquisition of 10% of the voting securities of an entity is generally deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

The Company's insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to Protective Life Corporation. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by its insurance subsidiaries in 2006 is estimated to be $137.5 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company's insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

The Company’s insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Employees

At December 31, 2005, the Company had 1,612 employees, including 805 in Birmingham, Alabama. We believe our relations with our employees are satisfactory. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2005 was approximately $6.0 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 11 to Consolidated Financial Statements.

Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties which are discussed more fully below.

The Company is exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect the Company’s operations.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company. A natural disaster, pandemic, or an outbreak of an easily communicable disease could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies. In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business within such area and/or the general economic climate, which in turn could have an adverse affect on the Company. The possible macroeconomic effects of a pandemic could also adversely affect the Company’s asset portfolio, as well as many other variables.

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

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership, which will give them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as customer behavior, including persistency, that differs from past customer behavior.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance have some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.

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

The Company’s results may fluctuate from period to period due to fluctuations in policy claims received by the Company. Certain of the Company’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline. Additionally, beginning in the second quarter of 2005, the Company increased its retained amounts on newly written traditional life products. This change will cause greater variability in financial results due to fluctuations in mortality results.

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience will differ from expectations if actual results differ from those assumptions. In addition, continued activity in the vatical, stranger-owned and/or life settlement industry could have an adverse impact on the Company’s level of persistency and lapses.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, business mix, or other factors appropriate to the type of business it expects to experience in future periods. These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet. The Company’s actual experiences, as well as changes in estimates, are used to prepare the Company’s statements of income.

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

The timing of premium payments to and receipt of expense allowances from, reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s statements of income, and may also introduce variability in the Company’s quarterly results.

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

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be or could be ongoing. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as health insurance and accounting or reserve requirements. In addition, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. In particular, the NAIC recently approved an amendment to Actuarial Guideline 38, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment increases the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. Moreover, although in general with respect to regulations and guidelines states defer to the interpretation of the insurance department of the state of domicile, a state could choose to follow a different interpretation.

The Company’s subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions.

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal money laundering and anti-terrorism laws, and because the Company owns and operates real property state, federal, and local environmental laws. The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

Changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products.

Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products. For example, President Bush’s Fiscal Year 2006 Budget proposal includes changes that would create new and expanded vehicles for tax-exempt savings, including expanded “Retirement Savings Accounts” and “Lifetime Savings Accounts” which would permit higher contributions and tax-free build-up. In addition, life insurance products are often used to fund estate tax obligations. Legislation has been enacted that would, over time, reduce and eventually eliminate the federal estate tax. Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter. President Bush and members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected. Additionally, the Company is subject to the federal corporation income tax. President Bush has also formed a President’s Advisory Panel, which has been instructed to develop proposals for fundamental reform of the federal tax system. Such proposals could include substantial changes to the federal income tax laws currently in effect, or the adoption of a “flat tax” or federal sales tax in lieu of the current income tax structure. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

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

The Company, like other financial services companies, in the ordinary course of business is involved in litigation and arbitration. Although the Company cannot predict the outcome of any litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of operations of the Company.

The financial services industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

The financial services industry is sometimes the target of law enforcement investigations relating to the numerous laws that govern the financial services and insurance business. The Company cannot predict the impact of any such investigations on the Company or the industry.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial services providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquiries and responds to them in the ordinary course of business.

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

The Company may be unable to complete an acquisition, or completion of an acquisition may be more costly or take longer than expected or may have a different financing structure than initially contemplated. The Company may be unable to obtain regulatory approvals that may be required to complete an acquisition.

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

The Company’s ability to compete is dependent on the availability of reinsurance or other substitute capital market solutions. Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance. Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable or if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. In addition, going forward reinsurers are unwilling to continue to reinsure new sales of long-term guarantee products. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

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

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. A recent amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005, causing the sale of these products to consume additional capital. Capital has also been consumed as the Company increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to decrease its guaranteed minimum death benefit related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States of America (“GAAP”). A number of organizations are instrumental in the development and interpretation of GAAP such as the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). GAAP is subject to constant review by these organizations and others in an effort to address emerging issues and otherwise improve financial reporting. In this regard, these organizations adopt new accounting rules and issue interpretive accounting guidance on a continual basis. The Company can give no assurance that future changes to GAAP will not have a negative impact on the Company.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP is subject to constant review by the NAIC and its committees as well as state insurance departments in an effort to address emerging issues and otherwise improve financial reporting. The Company can give no assurance that future changes to SAP will not have a negative impact on the Company.

Item 2. Properties

The Company's Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. This campus includes the original 142,000 square-foot building which was completed in 1976, a second contiguous 220,000 square-foot building which was completed in 1985, and a third contiguous 315,000 square-foot building that was completed in January 2003. In addition, parking is provided for approximately 2,760 vehicles. The Company owns each of the buildings except for the third building which is currently leased.

The Company leases administrative and marketing office space in 20 cities, including 11,428 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.2 million.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

Item 3. Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company's properties is the subject. For additional information regarding legal proceedings see “Risk Factors and Cautionary Factors that may Affect Future Results” included herein.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Share-Owner Matters, and Issuer Purchases of Equity Securities

The Company is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by the Company's subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). Therefore, neither the Company's common stock nor PL&A's preferred stock is publicly traded.

At December 31, 2005, $1,734.9 million of consolidated share-owner’s equity excluding net unrealized gains and losses represented net assets of the Company that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $1.8 billion, would be subject to federal income tax at rates then effective.

Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC the Company in 2006 is estimated to be $137.5 million. The Company paid no dividends to PLC in 2005.

PL&A paid no dividends on its preferred stock in 2005 or 2004. The Company and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.  Selected Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$1,879,920	$1,822,825	$1,653,609	$1,548,201	$1,389,819
Reinsurance ceded	(1,143,988)	(1,124,651)	(917,935)	(738,158)	(771,151)
Net of reinsurance ceded	735,932	698,174	735,674	810,043	618,668
Net investment income	1,127,920	1,029,206	980,743	971,808	835,203
Realized investment gains (losses): Derivative financial instruments	(31,819)	2,726	8,249	(4,708)	2,182
All other investments	37,934	30,771	66,764	12,314	(6,123)
Other income	67,066	55,783	46,825	41,483	38,578
Total revenues	1,937,033	1,816,660	1,838,255	1,830,940	1,488,508
Benefits and expenses	1,575,818	1,445,497	1,488,283	1,589,317	1,274,550
Income tax expense	125,559	133,226	117,932	84,229	70,457
Income (loss) from discontinued operations(1)	0	0	0	0	(27,610)
Change in accounting principle(2)	0	(15,801)	0	0	(8,341)
Net income	$235,656	$222,136	$232,040	$157,394	$107,550
(1) Income from discontinued operations in 2001 includes loss on sale of discontinued operations and loss from discontinued operations, net of income tax.
(2) Cumulative effect of change in accounting principle, net of income tax - amount in 2004 relates to SOP 03-1; amount in 2001 relates to FAS No. 133.

	December 31
	2005	2004	2003	2002	2001
	(dollars in thousands)
BALANCE SHEET DATA
Total assets	$28,338,594	$26,571,210	$23,914,836	$21,727,967	$19,582,503
Total debt(3)	0	2,202	2,234	4,264	8,291
Total stable value contract and annuity account balances(4)	8,852,572	8,342,334	7,336,341	6,789,557	5,812,863
Share-owner’s equity	2,930,406	2,885,064	2,629,798	2,285,284	1,883,333
(3) Includes indebtedness to related parties totaling $2.0 million and $6.0 million at December 31, 2002 and 2001, respectively.
(4) Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Please refer to “Risk Factors and Cautionary Factors that may Affect Future Results” herein for more information about factors which could affect future results.

OVERVIEW

The Company and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. The Company operates five business segments: Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company also has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The Company achieved strong growth in earnings in 2005 despite numerous challenges that existed across the financial services industry. Historically low interest rates continued to create a challenge for the Company’s products that generate investment spread profits, such as fixed annuities and stable value contracts. However, active management of crediting rates on these products allowed the Company to minimize spread compression effects. Strong competitive pressures on pricing, particularly in the Company’s life insurance business, continued to present a challenge from a new sales perspective. However, the Company’s continued focus on delivering value to consumers and broadening its base of distribution allowed for solid product sales during the year. Increasing costs of reinsurance continues to present the Company with challenges from both a new product pricing and capital management perspective. In response to these challenges, during 2005 the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements and increasing the maximum amount retained on any one life on certain of its newly written traditional life products. The Company issued non-recourse funding obligations to fund the additional statutory reserves required as a result of the overall increase in retention levels.

Earnings from the Life Marketing segment declined slightly in 2005 primarily due to favorable expense adjustments that increased earnings in 2004. The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products. Sales made through the stockbroker and independent agent channels increased 108% and 35%, respectively. Sales of traditional life products declined during the first half of the year as the Company adjusted pricing on certain traditional life products in response to the rising cost of reinsurance. An increase in retention levels on certain newly written traditional life products allowed the segment to improve its competitive position with respect to these products, resulting in increased sales of traditional life products during the second half of 2005. Sales of universal life products increased 95.6% in 2005 due to a favorable competitive position combined with growth of our distribution footprint.

Earnings declined in the Acquisitions segment as income from previously acquired blocks steadily declines. Since policies acquired through this segment are typically “closed” blocks of business, unless new acquisitions are made, earnings are expected to decline as a result of lapses, deaths, and other terminations in the closed blocks. The Company’s acquisition capabilities have historically given the Company a unique competitive advantage. As discussed in Part I, on February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies. This acquisition is expected to close during the third quarter of 2006.

The Annuities segment operating income nearly doubled in 2005, primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines. Increasing account values and improvement in the equity markets contributed to the favorable results. Growth in equity markets translated into improved earnings as fee income based on variable account values increased and claims expense for variable annuity guaranteed minimum death benefits declined. The segment actively managed the rates offered on its fixed annuity products to minimize the effects of lower interest rates on earnings. Additional expenses incurred related to the development of a new product decreased earnings in 2005.

Stable Value Products achieved modest growth in operating income despite a reduction in operating spreads. The positive current period results were generated by a 15% increase in average account values and a 20% decrease in other operating expenses. The success of the registered funding agreement-backed notes continues, accounting for 86% of the segment’s sales in 2005. The segment continues to proactively manage its investment portfolio to minimize spread compression caused by higher credited rates on floating rate contracts.

Earnings from the Asset Protection segment increased 29% in 2005. Improved loss ratios and proactive expense management resulted in increased earnings from all of the segment’s core product lines. Price increases implemented over the last several years and improvements in the underwriting process have paid off by reducing average claims cost. The service contract line continues to drive segment results, accounting for 47% and 88%, respectively, of the segment’s sales and earnings in 2005.

Corporate and Other operating income almost tripled in 2005, due to increased investment income resulting from higher levels of unallocated capital and increased participating income and prepayment fees from mortgages and real estate. Prepayment fee income was particularly strong in 2005 compared to prior years, reflecting increased transaction activity within the Company’s mortgage portfolio. The overall performance of the Company’s investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio. Impairment losses declined 26% in 2005 compared to the prior year.

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

The Company incurs significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. At December 31, 2005, the Company had DAC and goodwill assets of $2.2 billion and $38.8 million, respectively.

The Company has a DAC asset of approximately $117.5 million related to its variable annuity product line with an account balance of $2.4 billion at December 31, 2005. The Company monitors the rate of amortization of DAC associated with its variable annuity product line. The Company’s monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean with no cap, reversion to the mean period of 6 years, and an amortization period of 25 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.

The Company also establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2005 are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. At December 31, 2005, the total GMDB liability held by the Company was $2.4 million.

Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. At December 31, 2005, the Company had total policy liabilities and accruals of $11.8 billion.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in Notes 1 and 2 to Consolidated Financial Statements. At December 31, 2005, the Company held $15.9 billion of available-for-sale investments, including $7.1 billion in investments with a gross unrealized loss of $171.1 million.

The Company utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk. Assessing the effectiveness of hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. The Company employs a variety of methods for determining the fair value of its derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. At December 31, 2005, the fair value of derivatives reported on the Company’s balance sheet in “other long-term investments” and “other liabilities” was $111.8 million and $40.6 million, respectively.

Determining the Company’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to the Company’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate the Company’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, as well as expected exercise dates. See Notes 6 and 10 to Consolidated Financial Statements for further information on these plans.

The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Segment Operating Income (Loss)
Life Marketing	$161,858	$163,177	$159,957	(0.8)%	2.0%
Acquisitions	80,721	87,268	96,700	(7.5)	(9.8)
Annuities	30,792	15,279	13,190	101.5	15.8
Stable Value Products	54,798	53,159	38,911	3.1	36.6
Asset Protection	23,991	18,628	16,019	28.8	16.3
Corporate and Other	39,056	13,637	(20,835)	186.4	n/a
Total segment operating income	391,216	351,148	303,942	11.4	15.5

Realized investment gains (losses) - investments(1)	4,344	23,836	47,817
Realized investment gains (losses) - derivatives(2)	(34,345)	(3,821)	(1,787)
Income tax expense	(125,559)	(133,226)	(117,932)

Net income before cumulative effect of change in accounting principle	235,656	237,937	232,040	(1.0)	2.5
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)	0

Net income	$235,656	$222,136	$232,040	6.1	(4.3)

(1) Realized investment gains (losses) - investments	$37,934	$30,771	$66,764
Less participating income from real estate ventures	8,684	0	0
Less related amortization of DAC	24,906	6,935	18,947
	$4,344	$23,836	$47,817

(2) Realized investment gains (losses) - derivatives	$(31,819)	$2,726	$8,249
Less settlements on certain interest rate swaps	2,877	6,547	10,036
Less derivative losses related to certain annuities	(351)	0	0
	$(34,345)	$(3,821)	$(1,787)

Net income for 2005 reflects moderate growth in segment operating income, offset by net realized investment losses. Net realized investment losses were $26.1 million in 2005, compared to net realized investment gains of $21.7 million in 2004, a change of $47.8 million. Partially offsetting the change in realized investment gains and losses is the cumulative effect charge of $15.8 million recorded in 2004 arising from the Company’s adoption of SOP 03-1 (see Note 1 to Consolidated Financial Statements for further discussion of SOP 03-1). Life Marketing’s operating income decreased slightly primarily due to favorable expense adjustments that increased earnings in 2004, while the decline in earnings in the Acquisitions segment was caused by the normal runoff of the segment’s previously acquired blocks of business. Favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines, increasing account values, and improvement in the equity markets resulted in earnings that nearly doubled in the Annuities segment. Increased average account values and reductions in operating expenses enabled the Stable Value Products segment to increase earnings despite tightening spreads. The Asset Protection segment’s continued focus on pricing and underwriting initiatives continue to yield steady reductions in loss ratios in all core product lines. These improved loss ratios along with continued expense management resulted in an increase to operating income in the current year in the Asset Protection segment. Increased investment income resulting from an increase in unallocated capital and higher participating income and prepayment fees from mortgages and real estate generated the increase in operating income for the Corporate and Other segment in 2005.

Net income for 2004 benefited from growth in segment operating income, somewhat offset by lower net realized investment gains compared to 2003, and the cumulative effect charge mentioned above. Excluding the $12.3 million of reinsurance recoveries during 2003 (see Note 11 to Consolidated Financial Statements), Life Marketing’s operating income increased 13.0%, reflecting continued growth in life insurance in-force, improved results from the segment’s non-insurance businesses, and favorable expense adjustments resulting from DAC unlocking, somewhat offset by lower expense capitalization levels driven by a reduction in traditional life sales in 2004. Earnings in the Acquisitions segment declined in 2004 as the result of the normal runoff of the segment’s previously acquired blocks of business. Improvement in the equity markets and higher sales levels contributed to the increase in Annuities’ income, while strong growth in average balances and a widening of spreads drove significant improvement in Stable Value Products’ earnings. Excluding charter sales in 2004 and 2003, Asset Protection segment operating income increased 34.3% in 2004 primarily due to improved loss ratios in the service contract business and effective expense management. Corporate and Other earnings reflect dramatically lower losses on the runoff insurance lines as well as higher participating mortgage income and investment income on unallocated capital.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned (target) premiums plus 6% amounts received in excess of target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

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

Life Marketing

The Life Marketing segment markets level premium term and term-like insurance, universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
REVENUES
Gross premiums and policy fees	$1,190,623	$1,026,889	$856,431	15.9%	19.9%
Reinsurance ceded	(902,055)	(818,207)	(657,778)	10.2	24.4
Net premiums and policy fees	288,568	208,682	198,653	38.3	5.0
Net investment income	260,914	237,049	229,913	10.1	3.1
Other income	1,035	803	875	28.9	(8.2)
Total operating revenues	550,517	446,534	429,441	23.3	4.0

BENEFITS AND EXPENSES
Benefits and settlement expenses	392,448	274,584	253,785	42.9	8.2
Amortization of deferred policy acquisition costs	55,688	58,970	66,078	(5.6)	(10.8)
Other operating expenses	(59,477)	(50,197)	(50,379)	18.5	(0.4)
Total benefits and expenses	388,659	283,357	269,484	37.2	5.1

OPERATING INCOME	161,858	163,177	159,957	(0.8)	2.0

INCOME BEFORE INCOME TAX	$161,858	$163,177	$159,957	(0.8)	2.0

The following table summarizes key data for the Life Marketing segment:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Sales By Product
Traditional	$123,882	$171,883	$205,335	(27.9)%	(16.3)%
Universal life	165,368	84,569	79,752	95.6	6.0
Variable universal life	5,465	5,236	4,558	4.4	14.9
	$294,715	$261,688	$289,645	12.6	(9.7)

Sales By Distribution Channel
Brokerage general agents	$140,575	$161,145	$186,711	(12.8)	(13.7)
Independent agents	75,564	55,929	50,207	35.1	11.4
Stockbrokers/banks	65,967	31,711	24,933	108.0	27.2
BOLI / other	12,609	12,873	27,794	(2.1)	(53.7)
	$294,715	$261,658	$289,645	12.6	(9.7)

Average Life Insurance In-Force(1)
Traditional	$340,799,613	$296,399,244	$224,298,764	15.0	32.1
Universal life	45,366,295	40,416,769	36,865,396	12.2	9.6
	$386,165,908	$336,816,013	$261,164,160	14.7	29.0

Average Account Values
Universal life	$4,176,978	$3,614,026	$3,149,430	15.6	14.8
Variable universal life	230,412	190,522	137,380	20.9	38.7
	$4,407,390	$3,804,548	$3,286,810	15.8	15.8

Mortality Experience(2)	$10,557	$3,821	$(567)

(1) Amounts are not adjusted for reinsurance ceded. (2) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income in 2005 decreased slightly from 2004 reflecting higher overall benefits and expenses, offset by increased total revenue. Revenues continue to grow as a result of increasing sales of new business and growth of life insurance in-force and average account values. While current period expenses were reduced as a result of favorable unlocking of DAC on UL products, favorable unlocking reduced expenses by an even greater amount in 2004, resulting in higher expenses in 2005 as compared to the prior year. (See discussion of the term “unlocking” below.) Operating income increased 2.0% in 2004 reflecting the continued growth in life insurance in-force, favorable expense capitalization levels driven by strong sales in 2003, and improved results from non-insurance businesses, offset by the positive impact of reinsurance recoveries on 2003 results. During 2003, the segment recognized additional net premiums of $18.4 million, amortization of DAC of $6.1 million, and operating income of $12.3 million as a result of recoveries from previously overpaid reinsurance premiums (see Note 11 to Consolidated Financial Statements).

Net premiums and policy fees increased 38.3% in 2005 due in part to the growth in life insurance in-force achieved over the last several quarters. Net premiums and policy fees are also higher than the prior year due to an increase in retention levels on newly written traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results. The 2004 increase in net premiums and policy fees compared to 2003 is the result of growth in life insurance in-force, offset by the favorable impact to 2003 net premiums resulting from the reinsurance recoveries mentioned above.

Net investment income and other income increased in both the current and prior years. The increases in net investment income reflect the growth of the segment’s assets, offset by lower investment yields.

Benefits and settlement expenses in 2005 were 42.9% higher than 2004 due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values. Additionally, the favorable DAC unlocking on UL products (see below) resulted in an increase to the SOP 03-1 liability and a corresponding increase to benefits and settlement expenses. These increases were partially offset by favorable fluctuations in mortality experience. In 2004, benefits and settlement expenses increased 8.2% from the prior year due to growth in life insurance in-force and higher benefit costs caused by the implementation of SOP 03-1, offset by lower crediting rates on UL products and favorable fluctuations in mortality experience.

An evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed by the Company on its UL products during the fourth quarter of 2005. As a result of this review, assumptions were updated based on actual experience and/or expectations for the future. This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a net decrease in total benefits and expenses of approximately $2.0 million. Excluding the impact of the fourth quarter unlocking, DAC amortization increased approximately 35% in 2005. This increase is the result of the continued growth of life insurance in-force, increased amortization resulting from the capitalization of premium taxes on excess premiums in the UL line, and reductions to amortization in 2004. The amortization recognized in 2004 was reduced as a result of the implementation of SOP 03-1, UL DAC unlocking, and a reduction in previously recorded reinsurance receivables. Excluding the additional amortization recorded in 2003 as a result of the reinsurance recoveries, these items resulted in a decrease in DAC amortization in 2004 compared to the prior period.

Other operating expenses for the segment were as follows:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)

First year commissions	$346,635	$288,990	$299,902	19.9%	(3.6)%
Renewal commissions	33,219	32,985	30,258	0.7	9.0
First year ceding allowances	(125,828)	(167,196)	(188,194)	(24.7)	(11.2)
Renewal ceding allowances	(187,002)	(159,384)	(125,960)	17.3	26.5
General & administrative	173,352	187,895	182,165	(7.7)	3.1
Taxes, licenses and fees	31,640	22,851	20,383	38.5	12.1
Other operating expenses incurred	272,016	206,141	218,554	32.0	(5.7)

Less commissions, allowances & expenses capitalized	331,493	256,338	268,933	29.3	(4.7)

Other operating expenses (income)	$(59,477)	$(50,197)	$(50,379)	18.5	(0.4)

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

Other operating expenses decreased in 2005 as a result of lower expenses incurred per policy issued, combined with higher DAC capitalization driven by the significant growth in UL sales. These same expenses were relatively unchanged in 2004 versus 2003, as the decrease in expenses incurred was offset by a decline in expense capitalization levels driven by the drop in sales. Amounts capitalized as DAC generally include first year commissions and allowances and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales.

Sales for the segment increased 12.6% in 2005 primarily due to the significant increase in UL sales, partially offset by lower traditional life sales. The upward trend in UL sales is the result of a favorable competitive position combined with growth of our distribution footprint. During 2005, sales through independent agents increased 35.1%, while sales through stockbrokers and banks grew 108.0%. Sales of BOLI business were relatively unchanged in 2005. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Sales of traditional life products decreased during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance. As previously discussed, during the second quarter of 2005, the Company was able to reduce its reliance on reinsurance for certain newly written traditional products, resulting in an improvement in the Company’s competitive position with respect to these products. Accordingly, traditional life sales improved during the second half of the year, with increases of 4.1% and 23.5%, respectively, in the third and fourth quarters of 2005. The Company issued non-recourse funding obligations to fund the additional statutory reserves required as a result of the increased overall level of retention (see Note 4 to Consolidated Financial Statements).

Sales for the segment decreased in 2004 primarily due to lower production of traditional life at Empire General, which is included within the brokerage general agent channel. As expected, traditional life business sold through Empire General declined $27.9 million versus the unusually strong levels achieved in 2003. Offsetting this decline was a $7.2 million increase in sales of UL business through the stockbroker channel, primarily resulting from a new product introduction in the fourth quarter of 2004. Sales of BOLI business declined significantly from the strong sales achieved in 2003, due to the inherent variability in the demand for these products previously mentioned.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
REVENUES
Gross premiums and policy fees	$261,003	$276,394	$289,906	(5.6)%	(4.7)%
Reinsurance ceded	(74,199)	(72,062)	(75,994)	3.0	(5.2)
Net premiums and policy fees	186,804	204,332	213,912	(8.6)	(4.5)
Net investment income	223,201	232,499	246,143	(4.0)	(5.5)
Other income	1,605	2,272	2,640	(29.4)	(13.9)
Total operating revenues	411,610	439,103	462,695	(6.3)	(5.1)

BENEFITS AND EXPENSES
Benefits and settlement expenses	273,626	287,356	291,768	(4.8)	(1.5)
Amortization of deferred policy acquisition costs	27,072	28,652	32,690	(5.5)	(12.4)
Other operating expenses	30,191	35,827	41,537	(15.7)	(13.8)
Total benefits and expenses	330,889	351,835	365,995	(6.0)	(3.9)

OPERATING INCOME	80,721	87,268	96,700	(7.5)	(9.8)

INCOME BEFORE INCOME TAX	$80,721	$87,268	$96,700	(7.5)	(9.8)

The following table summarizes key data for the Acquisitions segment:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$10,786,754	$11,694,948	$13,656,841	(7.8)%	(14.4)%
Universal life	17,178,862	18,077,468	19,945,426	(5.0)	(9.4)
	$27,965,616	$29,772,416	$33,602,267	(6.1)	(11.4)

Average Account Values
Universal life	$1,706,082	$1,723,647	$1,747,831	(1.0)	(1.4)
Fixed annuity(2)	213,530	218,087	226,567	(2.1)	(3.7)
Variable annuity	76,033	89,327	104,129	(14.9)	(14.2)
	$1,995,645	$2,031,061	$2,078,527	(1.7)	(2.3)

Interest Spread - UL & Fixed Annuities
Net investment income yield	7.00%	7.17%	7.51%
Interest credited to policyholders	5.15	5.22	5.57
Interest spread	1.85%	1.95%	1.94%

Mortality Experience(3)	$4,815	$5,364	$3,921

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of reinsurance ceded.
(3) Represents a favorable variance as compared to pricing assumptions.

As previously mentioned, operating income and account values for this segment are expected to decline over time unless new acquisitions are made. Policies acquired through this segment are typically “closed” blocks of business (no new policies are being marketed), therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage. Although acquisition opportunities were investigated, there have been no acquisitions since 2002. As a result, and as expected, operating income decreased 7.5% and 9.8% in 2005 and 2004, respectively. However, as discussed previously in Part I, on February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies. See Note 14 to Consolidated Financial Statements for additional discussion of this potential 2006 acquisition.

In addition to the expected decline resulting from the runoff of business, net premiums and policy fees were additionally decreased in 2005 by payments of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million.

The steady decline in net investment income is due to the runoff of business combined with lower overall earned rates in 2005. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The interest spread was 10 basis points lower in 2005 than in 2004.

Benefits and settlement expenses continue to decrease due to the decline in business in-force as well as normal fluctuations in mortality. The 2005 decrease also includes the impact of the reinsurance payments mentioned above. Amortization of DAC decreased due to the overall decline in business. Other operating expenses decreased during 2005 due to lower commissions resulting from lower net premiums, reductions in other general expenses, and the reinsurance payments discussed above. The reduction in other operating expenses in 2004 as compared to 2003 was partially due to conversion costs incurred in 2003 related to a 2002 acquisition.

The segment’s life insurance in-force and UL and annuity account values continue to decline due to the absence of new acquisitions mentioned above. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company will continue to pursue suitable acquisitions as they become available.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:
				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
REVENUES
Gross premiums and policy fees	$31,810	$30,341	$26,265	4.8%	15.5%
Reinsurance ceded	0	0	0
Net premiums and policy fees	31,810	30,341	26,265	4.8	15.5
Net investment income	218,678	210,886	224,330	3.7	(6.0)
Realized gains (losses) - derivatives	(351)	0	0	n/a	n/a
Other income	6,727	5,959	3,768	12.9	58.1
Total operating revenues	256,864	247,186	254,363	3.9	(2.8)

BENEFITS AND EXPENSES
Benefits and settlement expenses	187,791	183,271	197,955	2.5	(7.4)
Amortization of deferred policy acquisition costs	12,606	25,336	19,249	(50.2)	31.6
Other operating expenses	25,675	23,300	23,969	10.2	(2.8)
Total benefits and expenses	226,072	231,907	241,173	(2.5)	(3.8)

OPERATING INCOME	30,792	15,279	13,190	101.5	15.8

Realized gains (losses) - investments	30,980	9,873	22,733
Related amortization of DAC	(24,906)	(6,935)	(18,947)

INCOME BEFORE INCOME TAX	$36,866	$18,217	$16,976	102.4	7.3

The following table summarizes key data for the Annuities segment:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Sales
Fixed annuity	$275,038	$443,170	$163,516	(37.9)%	171.0%
Variable annuity	312,211	282,926	350,590	10.4	(19.3)
	$587,249	$726,096	$514,106	(19.1)	41.2

Average Account Values
Fixed annuity(1)	$3,448,977	$3,228,976	$3,302,511	6.8	(2.2)
Variable annuity	2,221,881	2,022,101	1,595,173	9.9	26.8
	$5,670,858	$5,251,077	$4,897,684	8.0	7.2

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.26%	6.45%	6.69%
Interest credited to policyholders	5.45	5.61	5.79
Interest spread	0.81%	0.84%	0.90%

	As of December 31			Change
	2005	2004	2003	2005	2004

GMDB - Net amount at risk(3)	$142,244	$182,038	$286,603	(21.9)%	(36.5)%
GMDB - Reserves	$2,055	$4,575	$5,073	(55.1)%	(9.8)%
S&P 500® Index	1,248	1,212	1,112	3.0	9.0

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating income increased 101.5% in 2005 from the prior year primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines, which is discussed in more detail below. Interest spread compression was more than offset by growth in both fixed and variable account values, which contributed to the increase in operating income for 2005. The increase in segment operating income in 2004 was driven by higher sales of fixed annuities and the impact of improved equity markets reflected in the variable annuity business.

Segment operating revenues increased 3.9% in 2005 compared to 2004, primarily as a result of higher net investment income. Average account balances have grown approximately 8% from the prior year, resulting in higher investment income as well as higher other income due to an increase in asset-based fees. The additional income resulting from the larger account balances was partially reduced by lower interest spreads resulting primarily from a rebalancing of the investment portfolio. During 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large increase in realized investment gains. These gains were partially offset by an increase in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread.

Operating revenues for the segment declined 2.9% in 2004 from the prior year due to lower investment income, partially offset by higher net premiums and policy fees. The lower interest rate environment and decrease in fixed annuity balances in 2004 caused net investment income to decline from 2003. Interest spreads on fixed annuities declined 6 basis points in 2004 as lower rates on new investments more than offset the effects of crediting rate reductions. The improvement in the equity markets in 2004 caused a significant increase in variable annuity account values, which drove the increase in net premiums and policy fees for the year.

Total benefits and expenses decreased in 2005 relative to the prior year. The 2005 decrease is primarily the result of lower DAC amortization. As previously mentioned in the Life Marketing segment discussion, the Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Annuities segment was reduced $16.2 million in 2005 due to two separate favorable DAC unlocking events. The first unlocking occurred during the second quarter in the market value adjusted annuity line, when DAC amortization was reduced $5.0 million as a result of the portfolio rebalancing discussed above. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC. The second unlocking occurred in the fourth quarter in the market value adjusted and variable annuity lines, and reduced DAC amortization by $11.2 million. This unlocking was a combination of a review of assumptions underlying future EGPs (prospective unlocking) and a “true-up” of past EGPs to actual gross profits (“AGPs”) in the DAC amortization models (retrospective unlocking). AGPs were higher than the EGPs previously used in the DAC amortization model primarily as a result of general improvement in equity market returns, resulting in the favorable unlocking and reduction in DAC amortization in the current period.

Partially offsetting the favorable DAC adjustments in 2005 were higher benefits and settlement expenses and other operating expenses. Benefits and settlement expenses are higher than the prior year due to higher credited interest on the increasing average account balances, while other operating expenses are higher due to expenses incurred related to the development of a new product.

Total benefits and expenses also declined in 2004 compared to 2003. Interest credited decreased $9.8 million in 2004 due to the decline in fixed annuity account values and reductions in credited rates. Benefits expense also benefited from lower GMDB expenses of $3.1 million, as the segment’s net amount at risk, reserves, and paid claims declined from 2003. The additional profits on variable annuities were partially offset by higher amortization of DAC, accounting for an increase of $5.3 million in 2004. Other operating expenses decreased $5.6 million, reflecting lower administrative expenses and the elimination of sub-advisor fees paid for the segment-managed mutual funds, as well as higher expense capitalization caused by the increase in sales.

The decline in fixed annuity sales in 2005 is primarily due to nonrecurring sales of $122 million of single premium immediate annuities in the fourth quarter of 2004 on an institutional basis in a structured transaction. Sales made through structured transactions are opportunistic in nature and may vary widely between periods. Fixed annuity sales for the current year were also negatively impacted by lower interest rates. Sales trends showed steady improvement throughout 2005, in part due to increasing sales in the segment’s new equity-indexed fixed annuity during the second half of the year. Variable annuity sales increased 10.4% compared to 2004 as a result of general improvement in the equity markets. In addition to benefiting variable annuity sales, the improved equity markets also reduced the net amount at risk with respect to guaranteed minimum death benefits by 22.1%.

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreement (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. Segment results were as follows:
				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
REVENUES
Net investment income	$310,715	$268,184	$233,104	15.9%	15.0%

BENEFITS AND EXPENSES
Benefits and settlement expenses	246,134	205,168	186,565	20.0	10.0
Amortization of deferred policy acquisition costs	4,694	3,480	2,279	34.9	52.7
Other operating expenses	5,089	6,377	5,349	(20.2)	19.2
Total benefits and expenses	255,917	215,025	194,193	19.0	10.7

OPERATING INCOME	54,798	53,159	38,911	3.1	36.6

Realized gains (losses)	(16,065)	13,225	9,756
INCOME BEFORE INCOME TAX	$38,733	$66,384	$48,667	(41.7)	36.4
The following table summarizes key data for the Stable Value Products segment:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Sales
GIC	$96,350	$59,000	$275,000	63.3%	(78.5)%
GFA - Direct Institutional	100,000	67,020	377,900	49.2	(82.3)
GFA - Non-Registered Notes	0	0	505,000	n/a	n/a
GFA - Registered Notes - Institutional	1,035,000	925,000	450,000	11.9	105.6
GFA - Registered Notes - Retail	180,931	531,560	0	(66.0)	n/a
	$1,412,281	$1,582,580	$1,607,900	(10.8)	(1.6)

Average Account Values	$5,872,635	$5,122,170	$4,191,182	14.7	22.2

Operating Spread
Net investment income yield	5.42%	5.39%	5.73%
Interest credited	4.29	4.12	4.59
Operating expenses	0.17	0.20	0.19
Operating spread	0.96%	1.07%	0.95%

Operating income increased modestly in 2005 compared to 2004, as a result of the 14.7% increase in average account balances, partially offset by spread compression of 11 basis points. The growth in average account balances was driven by sales of the segment’s registered funding agreement-backed notes program over the past two years. The primary driver of the spread compression has been increasing LIBOR rates, resulting in higher interest credited rates. The segment continues to review its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain interest spreads.

Operating income increased 36.6% in 2004 from the amounts achieved in 2003 due to the 22.2% growth in account balances, combined with a 12 basis point widening of spreads. As with the current year, 2004’s increase in average account balances was the result of the success of the segment’s registered funding agreement-backed notes program, while a rebalancing of the segment’s portfolio and replacement of higher rate contracts during 2004 resulted in the improvement in spreads.

Total sales during 2005 were 10.8% lower than the prior year. Institutional sales of registered notes continue to be strong, increasing 11.9% from the prior year. These products are a part of the segment’s registered funding agreement-backed notes program introduced during the fourth quarter of 2003. Retail note sales continue to decline due to general market conditions including interest rate volatility. The segment no longer markets inflation-adjusted notes, which were first offered in 2004 and accounted for 44% of the segment’s retail sales in that year. The registered-notes program has given the segment access to a broader customer base and will continue to be the focus for future growth in the segment.
Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (“GAP”) product. Segment results were as follows:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
REVENUES
Gross premiums and policy fees	$418,920	$440,810	$424,500	(5.0)%	3.8%
Reinsurance ceded	(232,437)	(233,350)	(179,934)	(0.4)	29.7
Net premiums and policy fees	186,483	207,460	244,566	(10.1)	(15.2)
Net investment income	31,221	30,841	36,423	1.2	(15.3)
Other income	45,576	35,794	38,063	27.3	(6.0)
Total operating revenues	263,280	274,095	319,052	(3.9)	(14.1)

BENEFITS AND EXPENSES
Benefits and settlement expenses	101,459	120,853	142,169	(16.0)	(15.0)
Amortization of deferred policy acquisition costs	68,623	72,273	80,320	(5.1)	(10.0)
Other operating expenses	69,207	62,341	80,544	11.0	(22.6)
Total benefits and expenses	239,289	255,467	303,033	(6.3)	(15.7)

OPERATING INCOME	23,991	18,628	16,019	28.8	16.3

INCOME BEFORE INCOME TAX	$23,991	$18,628	$16,019	28.8	16.3

The following table summarizes key data for the Asset Protection segment:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Sales
Service contracts	$228,656	$202,983	$204,810	12.6%	(0.9)%
Credit insurance	208,878	217,585	198,252	(4.0)	9.8
Other products	51,230	39,755	69,351	28.9	(42.7)
	$488,764	$460,323	$472,413	6.2	(2.6)%

Loss Ratios(1)
Service contracts	72.9%	78.4%	84.7%
Credit insurance	36.7	38.3	37.3
Other products	62.9	69.0	89.7
(1) Incurred claims as a percentage of earned premiums.

Operating income increased significantly in 2005 as a result of higher earnings from core product lines. Within the segment’s core product lines, service contract and credit insurance earnings improved $3.3 million and $1.7 million, respectively, compared to the prior year, while earnings from other products increased $2.1 million. These positive results were partially offset by the lack of income from the sale of inactive charters in 2005, compared to charter sale gains of $1.2 million in the prior year. Results from lines the segment is no longer marketing are relatively unchanged from the prior year. Excluding gains from charter sales ($1.2 million in 2004 compared to $6.9 million in 2003), 2004 operating income exceeded the prior year by 90.6%, primarily due to improved earnings in the service contract line resulting from favorable claims experience and proactive expense management.

The declines in net premiums for 2005 and 2004 were primarily related to decreases of $17.1 million and $33.7 million, respectively, in the credit insurance lines. The 2005 decrease was due to the decline in business sold through automobile dealers, while the 2004 decrease was primarily the result of higher levels of reinsurance. Additionally, as expected, net premiums in the lines the segment is no longer marketing continue to decrease, resulting in net premiums for these lines that were $9.0 million and $7.7 million lower for 2005 and 2004, respectively, than the prior periods. Partially offsetting these declines were $0.8 million and $4.0 million increases in 2005 and 2004, respectively, in net premiums in the extended service contract and other lines of business reflecting the continued steady growth of these core lines.

Investment income in 2005 remains comparable to prior periods, while other income increased as a result of additional administrative fees on service contracts due to the increased volume of contracts sold in this product line. Excluding the impact of the charter sale gains, other income was relatively flat in 2004 compared to the prior year.

Benefits and settlement expenses declined in both 2005 and 2004, reflecting the decrease in the segment’s net premiums discussed above. In addition to lower net premiums, benefits and settlement expenses have also been favorably impacted by the overall improvement in loss ratios. Loss ratios for all three core product lines have benefited from the segment’s continuing initiatives to increase pricing and tighten the underwriting and claims processes.

Amortization of DAC declined in both periods due to the significant decline in the segment’s credit business. Other operating expenses decreased slightly in 2005 due to lower commissions caused by the drop in net premiums. Lower commissions also contributed to the decrease in other operating expenses during 2004, along with reductions in other general expenses. General expenses were reduced in 2004 primarily as a result of the outsourcing of the administration of a portion of the segment’s credit insurance business during 2003 and other cost saving initiatives implemented by management during the year.

Total segment sales increased 6.2% during 2005. Service contract sales continued to improve throughout the year, exceeding the prior year by 12.6%. This improvement in service contract sales is comprised of increases of $22.5 million and $3.1 million, respectively, in the vehicle and marine lines. Sales of credit insurance declined primarily due to a decline in credit insurance sold through automobile dealers, while the improvement in other product sales can be attributed to an $11.6 million increase in sales of the GAP product.

During 2004, sales of credit insurance through financial institutions increased from the prior year primarily due to a third party administrator relationship (currently in runoff), partially offset by a decline in sales of credit insurance sold through automobile dealers. The decrease in other product sales in 2004 reflects declines in products the segment is no longer marketing.

The Company is currently pursuing a small acquisition of a service contract provider.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on debt). This segment also includes earnings from several small non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other during 2004, and prior period segment data was restated to reflect the change.

The following table summarizes results for this segment:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)
Operating income (loss)(1)	$39,056	$13,637	$(20,835)	$25,419	$34,472

Realized gains (losses) - investments	14,586	8,831	35,251	5,755	(26,420)
Realized gains (losses) - derivatives	(34,596)	(4,980)	(2,763)	(29,616)	(2,217)
Income before income tax	$19,046	$17,488	$11,653	$1,558	$5,835

(1) Includes settlements on interest rate swaps of $2,877, $6,547, and $10,036 for 2005, 2004, and 2003, respectively. Also includes participating income from real estate ventures of $6,344, net of minority interest, for 2005.

Operating income increased $25.4 million in the current year, primarily due to increased investment income. Net investment income increased $33.4 million in 2005, while income from interest rate swaps decreased $3.7 million. The increased net investment income is primarily the result of higher amounts of unallocated capital and increased participating income and prepayment fees from mortgages and real estate. Results for the runoff insurance lines improved in 2005, adding $3.8 million to operating earnings. These improved results include a $5.0 million reserve strengthening taken in the third quarter of 2005 in the residual value line of business as a result of negative trends in used vehicle prices. Offsetting these positive changes to operating income was a $3.8 million write-off of capitalized costs associated with internally developed software.

The significant improvement in operating income in 2004, as compared to 2003 results, reflects significantly higher net investment income and improved results from runoff insurance lines, partially offset by higher overall expenses. Net investment income increased $38.9 million over 2003, reflecting increased participating mortgage income, and higher amounts of unallocated capital. Participating mortgage income increased $9.5 million, reflecting increased transaction activity within the Company’s mortgage portfolio. Results for the runoff insurance lines improved $9.8 million in 2004, primarily due to reduced reserve strengthening taken in the residual value line of $12.9 million partially offset by higher losses in the cancer line of $3.6 million for 2004. Higher overall expenses and lower amounts of income from interest rate swaps accounted for the remainder of the change in the current year’s results.

Realized Gains and Losses

The following table presents realized investment gains and losses for the periods shown:

				Change
	2005	2004	2003	2005	2004
	(dollars in thousands)

Fixed maturity gains	$76,118	$50,916	$84,556	$25,202	$(33,640)
Fixed maturity losses	(27,609)	(7,234)	(6,270)	(20,375)	(964)
Equity gains	262	3,863	368	(3,601)	3,495
Equity losses	(845)	(214)	(295)	(631)	81
Impairments on fixed maturity securities	(11,745)	(14,667)	(13,630)	2,922	(1,037)
Impairments on equity securities	(53)	(1,125)	0	1,072	(1,125)
Other	1,806	(768)	2,035	2,574	(2,803)
Total realized gains (losses) - investments	$37,934	$30,771	$66,764	$7,163	$(35,993)

Foreign currency swaps	$(33,126)	$519	$2,687	$(33,645)	$(2,168)
Foreign currency adjustments on stable value contracts	33,452	(44)	(1,711)	33,496	1,667
Derivatives related to mortgage loan commitments	(10,344)	(1,652)	4,738	(8,692)	(6,390)
Other derivatives	(21,801)	3,903	2,535	(25,704)	1,368
Total realized gains (losses) - derivatives	$(31,819)	$2,726	$8,249	$(34,545)	$(5,523)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for 2005 and 2004, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction in impairments for 2005 reflects general improvement in the corporate credit environment. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Consolidated Investments” included herein.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The net change in the realized gains (losses) resulting from these securities during 2005 was $(0.1) million. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to the Company’s short positions during the respective periods.

The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For a portion of the change, a $13.6 million decrease in realized gains (losses) resulted from higher short-term and medium-term interest rates, which impacted the fair value of certain interest rate swaps and options. An additional decrease of $4.3 million during 2005 was related to embedded derivatives within certain bonds that either matured or were called during 2005. Additionally, in the first quarter of 2005, the Company recorded a $7.1 million realized investment loss (derivative financial instruments) related to accrued investment income which arose in periods prior to 2003. The impact had no effect on previously reported segment operating income and no material effect on previously reported net income.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified its fixed maturities and certain other securities as "available for sale".

The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2005, the Company's fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $15.0 billion, which is 2.1% above amortized cost of $14.7 billion. The Company had $3.3 billion in mortgage loans at December 31, 2005. While the Company's mortgage loans do not have quoted market values, at December 31, 2005, the Company estimates the market value of its mortgage loans to be $3.4 billion (using discounted cash flows from the next call date), which is 4.2% above amortized cost. Most of the Company's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

At December 31, 2004, the Company's fixed maturity investments had a market value of $14.0 billion, which was 5.2% above amortized cost of $13.3 billion. The Company estimated the market value of its mortgage loans to be $3.2 billion at December 31, 2004, which was 5.6% above amortized cost of $3.0 billion.

The following table shows the reported values of the Company's invested assets.

	December 31
	2005		2004
	(dollars in thousands)
Publicly issued bonds	$13,232,599	66.3%	$12,094,118	63.6%
Privately issued bonds	1,802,118	9.0	1,889,463	9.9
Redeemable preferred stock	2,508	0.0	3,593	0.0
Fixed maturities	15,037,225	75.3	13,987,174	73.0
Equity securities	85,340	0.4	29,050	0.2
Mortgage loans	3,287,745	16.5	3,005,418	15.9
Investment real estate	65,301	0.3	81,397	0.4
Policy loans	458,825	2.3	482,780	2.6
Other long-term investments	273,768	1.4	375,334	1.9
Short-term investments	755,805	3.8	1,046,043	5.5
Total investments	$19,964,009	100.0%	$19,007,916	100.0%

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.8 billion at December 31, 2005, representing 9.0% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2005, securities with a market value of $340.7 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at December 31, 2005.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(in thousands)
AAA	$6,558,540	43.6%
AA	551,830	3.7
A	2,307,053	15.3
BBB	4,533,673	30.2
Investment grade	13,951,096	92.8
BB	601,917	4.0
B	404,378	2.7
CCC or lower	16,683	0.1
In or near default	60,643	0.4
Below investment grade	1,083,621	7.2
Redeemable preferred stock	2,508	0.0
Total	$15,037,225	100.0%

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of December 31, 2005.

Creditor	Market Value
(in millions)
FPL Group	$74.8
Union Pacific	74.8
Dominion	74.8
Kinder Morgan	73.6
American Electric Power	72.0
Comcast	71.9
Entergy	71.0
Progress Energy	71.0
Alcan	69.9
Bank of America	69.1

The Company’s management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, the Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

The Company generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

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

There are certain risks and uncertainties associated with determining whether declines in market values are other-than-temporary. These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions. The Company continuously monitors these factors as they relate to the investment portfolio in determining the status of each investment. Provided below are additional facts concerning the potential effect upon the Company’s earnings should circumstances lead management to conclude that some of the current declines in market value are other-than-temporary.

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2005, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2005, the Company had an overall pretax net unrealized gain of $307.7 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2005, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(dollars in thousands)
<= 90 days	$2,454,883	34.6%	$2,482,644	34.2%	$(27,761)	16.2%
>90 days but <= 180 days	3,850,163	54.3	3,933,440	54.1	(83,277)	48.7
>180 days but <= 270 days	153,848	2.2	159,602	2.2	(5,754)	3.4
>270 days but <= 1 year	127,117	1.8	136,231	1.9	(9,114)	5.3
>1 year but <= 2 years	349,479	4.9	371,124	5.1	(21,645)	12.7
>2 years but <= 3 years	129,991	1.8	138,073	1.9	(8,082)	4.7
>3 years but <= 4 years	267	0.0	302	0.0	(35)	0.0
>4 years but <= 5 years	328	0.0	390	0.0	(62)	0.0
>5 years	28,256	0.4	43,658	0.6	(15,402)	9.0
Total	$7,094,332	100.0%	$7,265,464	100.0%	$(171,132)	100.0%

At December 31, 2005, securities with a market value of $31.2 million and $20.7 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $14.8 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2005, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(dollars in thousands)
Consumer Noncyclical	$58,002	0.8%	$59,824	0.8%	$(1,822)	1.1%
Non-Agency Mortgages	2,581,641	36.4	2,626,579	36.1	(44,938)	26.3
Banking	306,328	4.3	310,754	4.3	(4,426)	2.6
Electric	516,866	7.3	529,587	7.3	(12,721)	7.4
Other Finance	62,809	0.9	70,926	1.0	(8,117)	4.7
Finance Companies	121,530	1.7	130,122	1.8	(8,592)	5.0
Natural Gas	260,491	3.7	267,092	3.7	(6,601)	3.9
Agency Mortgages	2,046,421	28.8	2,084,742	28.6	(38,321)	22.4
Basic Industrial	155,071	2.2	164,138	2.3	(9,067)	5.3
Transportation	116,333	1.6	119,230	1.6	(2,897)	1.7
U.S. Government	127,526	1.8	128,717	1.8	(1,191)	0.7
Communications	194,406	2.7	207,127	2.8	(12,721)	7.4
Consumer Cyclical	169,299	2.4	180,615	2.5	(11,316)	6.6
Brokerage	68,334	1.0	69,152	1.0	(818)	0.5
Energy	114,608	1.6	116,660	1.6	(2,052)	1.2
Capital Goods	4,962	0.1	4,994	0.1	(32)	0.0
Insurance	101,637	1.5	103,225	1.4	(1,588)	1.0
Municipal Agencies	2,636	0.0	2,667	0.0	(31)	0.0
Other Industrial	62,643	0.9	64,648	0.9	(2,005)	1.2
Technology	17,616	0.2	19,394	0.3	(1,778)	1.0
Other Utility	21	0.0	44	0.0	(23)	0.0
U.S. Govt. Agencies	5,152	0.1	5,227	0.1	(75)	0.0
Total	$7,094,332	100.0%	$7,265,464	100.0%	$(171,132)	100.0%

The range of maturity dates varies for securities in an unrealized loss position at December 31, 2005, with 5.2% maturing in less than 5 years, 18.6% maturing between 5 and 10 years, and 76.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2005.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(dollars in thousands)
AAA/AA/A	$5,296,982	74.6%	$5,386,241	74.1%	$(89,259)	52.1%
BBB	1,466,899	20.7	1,512,528	20.9	(45,629)	26.7
Investment grade	6,763,881	95.3	6,898,769	95.0	(134,888)	78.8
BB	182,766	2.6	195,536	2.7	(12,770)	7.5
B	122,185	1.7	131,667	1.8	(9,482)	5.5
CCC or lower	25,500	0.4	39,492	0.5	(13,992)	8.2
Below investment grade	330,451	4.7	366,695	5.0	(36,244)	21.2
Total	$7,094,332	100.0%	$7,265,464	100.0%	$(171,132)	100.0%

At December 31, 2005, securities in an unrealized loss position that were rated as below investment grade represented 4.7% of the total market value and 21.2% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $19.5 million. Securities in an unrealized loss position rated less than investment grade were 1.7% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(dollars in thousands)
<= 90 days	$107,753	32.6%	$110,523	30.1%	$(2,770)	7.7%
>90 days but <= 180 days	75,598	22.9	81,312	22.2	(5,714)	15.8
>180 days but <= 270 days	19,081	5.8	20,000	5.4	(919)	2.5
>270 days but <= 1 year	59,906	18.1	66,950	18.3	(7,044)	19.4
>1 year but <= 2 years	42,655	12.9	47,989	13.1	(5,334)	14.7
>2 years but <= 3 years	95	0.0	146	0.0	(51)	0.1
>3 years but <= 4 years	170	0.1	192	0.1	(22)	0.1
>4 years but <= 5 years	48	0.0	54	0.0	(6)	0.0
>5 years	25,145	7.6	39,529	10.8	(14,384)	39.7
Total	$330,451	100.0%	$366,695	100.0%	$(36,244)	100.0%

At December 31, 2005, below investment grade securities with a market value of $23.4 million and $13.8 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $23.3 million and $13.8 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the year ended December 31, 2005, the Company recorded pretax other-than-temporary impairments in its investments of $11.8 million as compared to $15.8 million in the year ended December 31, 2004.

As discussed earlier, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the year ended December 31, 2005, the Company sold securities in an unrealized loss position with a market value of $1,948.5 million resulting in a realized loss of $28.4 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(dollars in thousands)
<= 90 days	$1,453,462	74.6%	$(14,409)	50.7%
>90 days but <= 180 days	220,330	11.3	(5,807)	20.4
>180 days but <= 270 days	52,169	2.7	(758)	2.7
>270 days but <= 1 year	119,362	6.1	(3,374)	11.9
>1 year	103,159	5.3	(4,079)	14.3
Total	$1,948,482	100.0%	$(28,427)	100.0%

See Note 2 to Consolidated Financial Statements for additional details on the Company’s analysis of its investments.

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2005, the Company’s allowance for mortgage loan credit losses was $6.8 million.

During the first quarter of 2005, Winn-Dixie Stores Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At December 31, 2005, the Company had 25 loans amounting to $66.3 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 8 loans with balances of $14.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At December 31, 2005, the rents from Winn-Dixie represented approximately 49% of the total rents applicable to the properties underlying these loans (including approximately 68% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company's mortgage loan portfolio. At December 31, 2005, the Company’s mortgage loan portfolio included 16 properties with rejected leases under this reorganization plan. Within the 16 loans on these properties, the Company has identified four potential impairments, and the mortgage loan allowance for credit losses at December 31, 2005, included $4.8 million related to these loans. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

During the third quarter of 2005, two major hurricanes caused a significant amount of property damage in the states of Louisiana, Mississippi, Alabama, and Texas. The Company's mortgage loan portfolio includes 23 loans totaling $62.0 million in the areas impacted by these hurricanes. Of the underlying properties securing these 23 loans, only 3 (approximately $5.2 million in loan balances) sustained damage of any significance as a result of these storms. Repairs to these properties are underway, and should be complete by the end of the first quarter of 2006. The Company therefore has not identified any impairments on loans secured by properties in the hurricane impacted areas.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2005, approximately $434.9 million of the Company’s mortgage loans have this participation feature.

At December 31, 2005, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

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

The Company was committed at December 31, 2005, to fund mortgage loans in the amount of $979.8 million. The Company held $807.9 million in cash and short-term investments at December 31, 2005. Protective Life Corporation had an additional $51.9 million in cash and short-term investments available for general corporate purposes.

The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2006 is estimated to be $137.5 million. The Company plans to retain substantial portions of its earnings and the earnings of its subsidiaries primarily to support future growth.

Capital Resources

On August 26, 2005, Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company , issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. On December 28, 2005, Golden Gate issued an additional $25 million of non-recourse funding obligations under this facility. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company or any of PLC’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although PLC has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

On February 7, 2006, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies for a cash purchase price of approximately $1.2 billion, which will be a combination of a cash payment from the Company and a return of capital. Immediately following the stock purchase and subject to regulatory and third party approval, the Company expects to reinsure up to approximately one-half of the business of the Chase Insurance Group through a series of indemnity reinsurance agreements. Additionally, the Company anticipates that 100% of the variable annuity business of the Chase Insurance Group will be reinsured. The Company estimates that its investment will be approximately $460 million, after giving effect to the reinsurance transactions and requested pre-closing dividends. The reinsurance transactions and dividends are subject to regulatory approvals, including regulatory approvals that must be obtained by one reinsurer group. The Company expects to obtain the additional funds to complete the transaction (including any funds that may be needed due to failure to obtain regulatory approvals of reinsurance agreements or dividends) through a combination of sources, which may include internal excess capital, capital contributions from proceeds of offerings of securities by PLC in the public or private capital markets, and funds available from its existing credit facilities. In addition, the Company has obtained a commitment for a $750 million bridge financing facility from a third party. The Company does not expect it will be necessary to use the bridge financing facility.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's law. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company and its insurance subsidiaries. The Company and its subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Currently, the Company and its insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels. At December 31, 2005, the Company and its primary insurance subsidiaries had the following insurer financial strength ratings:

	Standard & Poor's	A.M. Best	Fitch	Moody’s
Protective Life Insurance Company	AA	A+	AA-	Aa3
West Coast Life Insurance Company	AA	A+	AA-	Aa3
Empire General Life Assurance Corporation	AA	A+	AA-	N/A
Protective Life and Annuity Insurance Company	AA	A+	AA-	N/A
Lyndon Property Insurance Company	N/A	A-	N/A	N/A

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

The Company’s financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks. The Company analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. The Company’s asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce the Company’s exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.

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

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

At December 31	Amount	Percent Change
	(in millions)
2005
Fixed maturities	$14,189.1	(5.6)%
Mortgage loans	3,246.5	(5.2)
2004
Fixed maturities	$13,175.9	(5.8)%
Mortgage loans	3,021.3	(4.8)

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

At December 31, 2005 and 2004, the Company had outstanding mortgage loan commitments of $979.8 million and $793.9 million, respectively, with estimated fair values of $1,020.0 million and $805.1 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of the Company’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(in millions)
2005	$962.7	(5.6)%
2004	764.8	(5.0)

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

At December 31, 2005, derivative contracts with a notional amount of $3.1 billion were in a $80.6 million net gain position. At December 31, 2004, derivative contracts with a notional amount of $2.7 billion were in a $197.1 million net gain position. The Company recognized $(31.8) million, $2.7 million, and $8.2 million of realized investment gains (losses) related to derivative financial instruments in 2005, 2004, and 2003, respectively.
The following table sets forth the December 31 notional amount and fair value of the Company’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

			Fair Value Resulting From an Immediate +/-1% Change in Interest Rates
	Notional Amount	Fair Value at December 31	+1%	-1%
	(in millions)
2005
Options
Puts	$1,575.0	$0.2	$34.2	$0.0
Futures	545.0	(12.0)	50.1	(83.4)
Fixed to floating
Swaps	158.7	3.3	1.6	5.0
Floating to fixed
Swaps	433.5	(11.6)	7.8	(32.5)
	$2,712.2	$(20.1)	$93.7	$(110.9)
2004
Options
Puts	$1,190.0	$0.5	$18.3	$0.0
Futures	499.0	(6.0)	47.8	(57.4)
Fixed to floating
Swaps	240.8	17.9	11.5	24.6
Floating to fixed
Swaps	356.2	(8.8)	9.5	(28.5)
	$2,286.0	$3.6	$87.1	$(61.3)

The Company is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2005, stable value contracts of $288.9 million had a foreign exchange loss of approximately $95.9 million and the related foreign currency swaps had a net unrealized gain of approximately $105.4 million. At December 31, 2004, stable value contracts of $389.5 million had a foreign exchange loss of approximately $180.2 million and the related foreign currency swaps had a net unrealized gain of approximately $196.0 million.

The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

			Fair Value Resulting From an Immediate +/-10% Change in Foreign Currency Exchange Rates
	Notional Amount	Fair Value at December 31	+10%	-10%
	(in millions)
2005
Stable Value Contracts	$288.9	$(95.9)	$(134.4)	$(57.5)
Foreign Currency Swap	288.9	105.4	123.8	87.0
	$577.8	$9.5	$(10.6)	$29.5
2004
Stable Value Contracts	$389.5	$(180.2)	$(237.1)	$(123.2)
Foreign Currency Swap	389.5	196.0	215.3	176.6
	$779.0	$15.8	$(21.8)	$53.4

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

At December 31, 2005, the Company had $6.1 billion of stable value product account balances with an estimated fair value of $6.0 billion (using discounted cash flows), and $3.4 billion of annuity account balances with an estimated fair value of $3.3 billion (using surrender values). At December 31, 2004, the Company had $5.6 billion of stable value product account balances with an estimated fair value of $5.6 billion (using discounted cash flows), and $3.5 billion of annuity account balances with an estimated fair value of $3.5 billion (using surrender values).

The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31 and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(in millions)
2005
Stable value product account balances	$6,130.4	2.1%
Annuity account balances	3,480.5	4.6
2004
Stable value product account balances	$5,723.8	2.4%
Annuity account balances	3,621.4	4.8

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

The Company’s runoff residual value line of business exposes the Company to the risk of changes in used vehicle prices. Reserves for this business are established based upon assumptions regarding the level of used vehicle prices. The following table sets forth the estimated changes in the Company’s reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established at December 31, 2005.

	Change in Used Vehicle Prices
	-1.0%	-2.0%	-3.0%	-4.0%	-5.0%
	(in millions)
Reserve Change	$2.2	$4.7	$7.5	$10.5	$13.7

Contractual Obligations

The table below sets forth future maturities of stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities, and non-recourse funding obligations.

	2006	2007-2008	2009-2010	After 2010
	(in thousands)
Stable value products(a)	$1,234,972	$2,746,329	$909,184	$1,167,238
Operating leases(b)	5,236	8,658	6,528	4,695
Home office lease(c)	3,089	75,515
Mortgage loan commitments	979,778
Liabilities related to variable interest entities(d)	1,066	36,106	196	5,236
Policyholder obligations(e)	942,982	1,902,847	1,522,273	9,450,312
Non-Recourse funding obligations(f)				125,000
(a) Anticipated stable value products cash flows, excluding interest not yet accrued.
(b) Includes all lease payments required under operating lease agreements.
(c) The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term.
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
(f) Non-recourse funding obligations include all principal amounts owed on note agreements and does not include interest payments due over the term of the notes.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to Consolidated Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) has been approved by the NAIC with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products, as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests, or other inquiries and responds to them in the ordinary course of business.

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement 109.” The draft contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. The final interpretation is expected to be issued in the first or second quarter of 2006, and is expected to be effective for periods beginning after December 15, 2006. The Company is currently evaluating the provisions of this draft interpretation, but does not currently anticipate that its adoption would have a material impact on its financial position or results of operation.

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

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Share-Owner’s Equity for the years ended
December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statement Schedules:
Schedule III — Supplementary Insurance Information
Schedule IV — Reinsurance
Schedule V — Valuation Accounts

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Revenues
Premiums and policy fees	$1,879,920	$1,822,825	$1,653,609
Reinsurance ceded	(1,143,988)	(1,124,651)	(917,935)
Net of reinsurance ceded	735,932	698,174	735,674
Net investment income	1,127,920	1,029,206	980,743
Realized investment gains (losses)
Derivative financial instruments	(31,819)	2,726	8,249
All other investments	37,934	30,771	66,764
Other income	67,066	55,783	46,825
Total revenues	1,937,033	1,816,660	1,838,255
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded (2005 - $1,008,670; 2004 - $1,121,664; 2003 - $918,275)	1,253,348	1,116,473	1,124,077
Amortization of deferred policy acquisition costs	197,653	200,130	225,107
Other operating expenses, net of reinsurance ceded
(2005 - $164,932; 2004 - $166,862; 2003 - $142,181)	124,817	128,894	139,099
Total benefits and expenses	1,575,818	1,445,497	1,488,283
Income before income tax	361,215	371,163	349,972
Income tax expense
Current	19,035	114,262	76,553
Deferred	106,524	18,964	41,379
Total income tax expense	125,559	133,226	117,932
Net income before cumulative effect of change in accounting principle	235,656	237,937	232,040
Cumulative effect of change in accounting principle, net of income tax	0	(15,801)	0
Net income	$235,656	$222,136	$232,040

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
	(dollars in thousands)
Assets
Investments
Fixed maturities, at market (amortized cost: 2005 - $14,735,583; 2004 - $13,289,967)	$15,037,225	$13,987,174
Equity securities, at market (cost: 2005 - $79,322; 2004 - $26,158)	85,340	29,050
Mortgage loans	3,287,745	3,005,418
Investment real estate, net of accumulated depreciation (2005 - $899; 2004 - $1,331)	65,301	81,397
Policy loans	458,825	482,780
Other long-term investments	273,768	375,334
Short-term investments	755,805	1,046,043
Total investments	19,964,009	19,007,196
Cash	52,086	110,456
Accrued investment income	185,546	192,482
Accounts and premiums receivable, net of allowance for uncollectible amounts (2005 - $2,149; 2004 - $2,452)	60,983	35,547
Reinsurance receivables	2,993,240	2,705,095
Deferred policy acquisition costs	2,204,111	1,825,104
Goodwill	38,782	36,182
Property and equipment, net	41,484	43,549
Other assets	80,915	89,646
Income tax receivable	88,985	0
Assets related to separate accounts
Variable annuity	2,377,124	2,308,858
Variable universal life	251,329	217,095
	$28,338,594	$26,571,210

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31
	2005	2004
	(dollars in thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$11,147,642	$10,016,298
Unearned premiums	700,886	622,436
Total policy liabilities and accruals	11,848,528	10,638,734
Stable value product account balances	6,057,721	5,562,997
Annuity account balances	3,388,005	3,463,477
Other policyholders’ funds	147,233	151,213
Other liabilities	880,425	980,241
Accrued income taxes	0	15,738
Deferred income taxes	290,231	285,001
Non-recourse funding obligations	125,000	0
Notes payable	0	2,202
Liabilities related to variable interest entities	42,604	60,590
Liabilities related to separate accounts
Variable annuity	2,377,124	2,308,858
Variable universal life	251,329	217,095
Total liabilities	25,408,200	23,686,146
Commitments and contingent liabilities - Note 5
Share-owner’s equity
Preferred Stock, $1 par value
Shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value
Shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	932,805	932,805
Note receivable from PLC Employee Stock Ownership Plan	(2,507)	(2,983)
Retained earnings	1,889,611	1,653,954
Accumulated other comprehensive income
Net unrealized gains on investments, net of income tax
(2005 - $57,795; 2004 - $154,899)	104,753	287,670
Accumulated gain - hedging, net of income tax (2005 - $393; 2004 - $4,639)	730	8,616
Total share-owner’s equity	2,930,394	2,885,064
	$28,338,594	$26,571,210

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable From PLC ESOP	Retained Earnings	Net Unrealized Gains (Losses) on Investments	Accumu-lated Gain (Loss) - Hedging	Total Share- Owner’s Equity
	(dollars in thousands)
Balance, December 31, 2002	$2	$5,000	$846,619	$(3,838)	$1,201,587	$237,983	$(2,069)	$2,285,284
Net income for 2003					232,040			232,040
Change in net unrealized gains/losses on investments (net of income tax - $72,865)						135,321		135,321
Reclassification adjustment for amounts included in net income (net of income tax - $(23,367))						(43,397)		(43,397)
Change in accumulated gain (loss) hedging (net of income tax - $2,556)							4,747	4,747
Comprehensive income for 2003								328,711
Capital contribution			17,200					17,200
Common dividend					(1,809)			(1,809)
Decrease in note receivable from PLC ESOP				412				412
Balance December 31, 2003	2	5,000	863,819	(3,426)	1,431,818	329,907	2,678	2,629,798
Net income for 2004					222,136			222,136
Change in net unrealized gains/losses on investments (net of income tax - $11,973)						(22,236)		(22,236)
Reclassification adjustment for amounts included in net income (net of income tax - $(10,770))						(20,001)		(20,001)
Change in accumulated gain (loss) hedging (net of income tax - $3,197)							5,938	5,938
Comprehensive income for 2004								185,837
Capital contribution			68,986					68,986
Decrease in note receivable from PLC ESOP				443				443
Balance December 31, 2004	2	5,000	932,805	(2,983)	1,653,954	287,670	8,616	2,885,064
Net income for 2005					235,657			235,657
Change in net unrealized gains/losses on investments (net of income tax - $(84,575))						(159,318)		(159,318)
Reclassification adjustment for amounts included in net income (net of income tax - $(12,529))						(23,599)		(23,599)
Change in accumulated gain (loss) hedging (net of income tax - $4,246)							(7,886)	(7,886)
Comprehensive income for 2005								44,854
Decrease in note receivable from PLC ESOP				476				476
Balance December 31, 2005	$2	$5,000	$932,805	$(2,507)	$1,889,611	$104,753	$730	$2,930,394

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$235,656	$222,136	$232,040
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(37,934)	(33,497)	(66,764)
Amortization of deferred policy acquisition costs	197,652	200,130	225,107
Capitalization of deferred policy acquisition costs	(467,610)	(363,467)	(381,667)
Depreciation expense	14,605	17,259	11,637
Deferred income taxes	106,880	10,155	41,379
Accrued income taxes	(104,723)	(34,569)	2,921
Interest credited to universal life and investment products	726,301	649,216	647,695
Policy fees assessed on universal life and investment products	(421,447)	(349,057)	(324,773)
Change in reinsurance receivables	(288,145)	(396,942)	25,647
Change in accrued investment income and other receivables	(18,500)	(355)	3,960
Change in policy liabilities and other policyholders’ funds of traditional life and health products	910,551	810,035	500,871
Change in other liabilities	(225)	5,670	(190,896)
Other, net	25,692	(17,706)	55,434
Net cash provided by operating activities	878,753	719,008	782,591
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	1,777,082	1,900,432	4,611,797
Equity securities	377	147	3,299
Sale of investments
Fixed maturities	4,342,484	4,260,587	7,524,501
Equity securities	5,302	1,050	15,172
Cost of investments acquired
Fixed maturities	(7,508,400)	(7,079,515)	(13,176,044)
Equity securities	(57,435)	(11,682)	(9,366)
Mortgage loans
Borrowings	(745,797)	(719,510)	(620,867)
Repayments	448,515	443,363	405,299
Change in investment real estate, net	32,410	205	2,347
Change in policy loans, net	23,955	19,968	40,413
Change in other long-term investments, net	(13,008)	11,939	(34,532)
Change in short-term investments, net	95,064	(320,584)	270,782
Purchase of property and equipment	(10,016)	(16,758)	(15,915)
Net cash used in investing activities	(1,609,467)	(1,510,358)	(983,114)
Cash flows from financing activities
Principal payments on line of credit arrangement and long-term debt	(2,202)	(32)	(30)
Payments on liabilities related to variable interest entities	(17,986)	0	0
Issuance of non-recourse funding obligations	125,000	0	0
Capital contribution from PLC	0	67,000	17,200
Principal payment on surplus note to PLC	0	0	(2,000)
Investment product deposits and change in universal life deposits	2,943,455	3,042,453	2,721,579
Investment product withdrawals	(2,447,323)	(2,318,674)	(2,511,017)
Other financing activities, net	71,400	0	0
Net cash provided by financing activities	672,344	790,747	225,732
Change in cash	(58,370)	(603)	25,209
Cash at beginning of year	110,456	111,059	85,850
Cash at end of year	$52,086	$110,456	$111,059

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in tables are in thousands)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries (the “Company”) are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 8).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs (“DAC”), valuation of business acquired, investments, future policy benefits, provision for income taxes, disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Entities Included

The consolidated financial statements include the accounts, after intercompany eliminations, of Protective Life Insurance Company and its wholly owned subsidiaries. The Company’s financial statements also include the accounts of certain variable interest entities which are not subsidiaries of the Company but are required to be consolidated under GAAP.

Nature of Operations

The Company provides financial services through the production, distribution, and administration of insurance and investment products. The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States. The Company also maintains a separate division devoted to the acquisition of insurance policies from other companies. Founded in 1907, the Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company.

The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”), which was revised in December 2003. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. As a result of FIN 46, the Company consolidated, as of March 31, 2004, a real estate investment company that the Company had previously reported as an investment. The entity was consolidated based on the determination that the Company was the primary beneficiary. The consolidation resulted in the Company’s reported assets and liabilities increasing by $54.5 million with an immaterial impact on results of operations.

In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004, and was adopted through an adjustment for the cumulative effect of change in accounting principle amounting to $15.8 million (net of $8.5 million income tax).

The Company issues variable universal life and variable annuity products through its separate accounts for which the investment risk is borne by the contract holder. The Company also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The guaranteed minimum death benefit (“GMDB”) reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%-20% (depending on product type and duration), and an average discount rate of 6.5%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The variable annuity separate account balances subject to GMDB were $2.4 billion at December 31, 2005. The total guaranteed amount payable based on variable annuity account balances at December 31, 2005, was $169.0 million (including $142.2 million in the Annuities segment and $26.8 million in the Acquisitions segment), with a GMDB reserve of $2.4 million (including $2.0 million in the Annuities segment and $0.4 million in the Acquisitions segment). The average attained age of contract holders at December 31, 2005 was 65.

Activity relating to GMDB reserves for the years ended December 31 was as follows:

	2005	2004	2003
Incurred claims	$184	$3,179	$6,416
Paid claims	2,767	4,054	7,170

Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31 were as follows:

	2005	2004
Equity mutual funds	$2,151,288	$2,089,744
Fixed income mutual funds	225,836	219,114
Total	$2,377,124	$2,308,858

Certain of the Company’s universal life products have a sales inducement in the form of a retroactive interest credit (“RIC”). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for DAC.

Activity in the Company’s deferred sales inducement asset for the years ended December 31 was as follows:

	2005	2004	2003

Deferred asset, beginning of period	$28,618	$27,713	$31,557
Amounts deferred	17,182	12,597	14,041
Amortization	(6,489)	(11,692)	(17,885)
Deferred asset, end of period	$39,311	$28,618	$27,713

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning January 1, 2006.

In September 2005, AcSEC issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” This SOP provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”). The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company is currently evaluating the impact of SOP 05-1, which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

Investments

The Company has classified all of its investments in fixed maturities, equity securities, and short-term investments as "available for sale." Investments are reported on the following bases:

•
Fixed maturities (bonds and redeemable preferred stocks) - at current market value. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks) - at current market value.

•
Mortgage loans - at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount. Mortgage loans are also recorded net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

•
Investment real estate - at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans - at unpaid balances.

•	Other long-term investments - at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments - at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

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

Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.2 million in bank deposits voluntarily restricted as to withdrawal.

The market values of fixed maturities change due to interest rate changes, credit related events, and other factors. As prescribed by GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to DAC, net of income tax, reported as a component of share-owner’s equity.

Investment securities are regularly reviewed for impairment. Unrealized losses that are deemed to be other-than-temporary are recognized in realized gains (losses). See Note 2 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Derivative Financial Instruments

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce its exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and strategies. These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s risk management program.

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate options. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts and related cash flows. The company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

Statement of Financial Accounting Standards No. 133 (“FAS 133”) requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) - derivative financial instruments”.

Cash-Flow Hedges. The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on this swap are reclassified from other comprehensive income to current earnings as payments are made on the hedged stable value contract. In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate equal to the CPI change paid on the funding agreements. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements. For the years ended December 31, 2005, 2004, and 2003, the amount of hedge ineffectiveness reported in income was a $0.2 million gain, $1.0 million gain, and a $0.3 million gain, respectively. Additionally, as of December 31, 2005 and 2004, the Company reported an after-tax decrease to accumulated other comprehensive income of $7.9 million and an after-tax increase of $5.9 million, respectively, related to its cash flow hedges. During 2006, the Company expects to reclassify $1.7 million out of accumulated other comprehensive income and into earnings.

Other Derivatives. The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates. For 2005, 2004, and 2003, the Company recorded a pre-tax loss of $33.3 million, a pre-tax gain of $0.3 million, and a pre-tax gain of $2.6 million on these swaps, respectively. In connection with these swaps, the Company also recognized a $33.4 million pre-tax gain, a $0.1 million pre-tax loss, and a $1.9 million pre-tax loss, respectively, during 2005, 2004, and 2003 as the change in value of the related foreign currency denominated stable value contracts. These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with the Company’s mortgage loan commitments. During 2005, 2004, and 2003, the Company recognized a pre-tax loss of $10.3 million, a pre-tax loss of $1.7 million, and a pre-tax loss of $4.7 million, respectively, as a result of changes in value of these futures positions.

The Company uses other interest rate swaps and options to manage the interest rate risk in the Company’s mortgage-backed security portfolio. For 2005, 2004, and 2003, the Company recognized a pre-tax loss of $14.0 million, a pre-tax loss of $0.5 million, and a pre-tax loss of $6.1 million, respectively, for the change in fair value of these derivatives.

During 2005, the Company exited from asset swap arrangements that would, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2005, 2004, and 2003, the Company recognized a $0.6 million gain, an immaterial loss, and a $3.0 million gain, respectively, for the change in the asset swaps’ fair value and recognized a $0.3 million gain, a $4.0 million gain, and a $0.1 million gain, respectively, to separately record the embedded equity options at fair value.

During 2005, debt securities with embedded options, which are considered to be derivative instruments under FAS 133, matured. In addition, the Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with DIG B36, contain embedded derivatives. The change in fair value of these derivatives resulted in the recognition of a $1.0 million pre-tax loss, a $0.3 million pre-tax loss, and a $5.6 million pre-tax gain in 2005, 2004, and 2003, respectively.

In 2005, the Company began marketing equity indexed annuities. Under FAS 133, the equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index, is considered an embedded derivative. The change in fair value of the embedded derivative resulted in a $0.6 million pre-tax loss in 2005. The Company utilizes S&P 500® options to mitigate the risk associated with equity indexed annuity contracts. The Company recognized a $0.2 million pre-tax gain on its S&P 500® options in 2005.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

Under FAS 97, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 2.3% to 13.0%) it expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company's universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

The cost to acquire blocks of insurance, representing the present value of future profits from such blocks of insurance, is also included in DAC. The Company amortizes the present value of future profits over the premium payment period, including accrued interest of up to approximately 8%. The unamortized present value of future profits for all acquisitions was approximately $436.5 million and $468.0 million at December 31, 2005 and 2004, respectively. During 2005, no present value of profits was capitalized and $31.6 million was amortized. During 2004, no present value of profits was capitalized and $34.2 million was amortized.

The expected amortization of the present value of future profits for the next five years is as follows:

Year	Expected Amortization
2006	$30,019
2007	28,557
2008	27,063
2009	25,215
2010	24,483

Goodwill

The goodwill balance was $38.8 million at December 31, 2005, and $36.2 million at December 31, 2004, respectively. The $2.6 million increase in the goodwill balance in 2005 relates to the purchase of a small subsidiary by the Asset Protection segment.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. At October 31, 2005 and 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other intangible Assets” (“FAS 142”).

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

Property and equipment consisted of the following at December 31:

	2005	2004
Home office building	$53,275	$50,156
Data processing equipment	41,015	38,514
Other, principally furniture and equipment	46,781	45,679
	141,071	134,349
Accumulated depreciation	99,587	90,800
	$41,484	$43,549

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

Stable Value Product Account Balances

The Company markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by the Company as well as the obligations of consolidated special purpose trusts or entities formed to purchase funding agreements issued by the Company. At December 31, 2005 and 2004, the Company had $4.5 billion and $3.9 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements written by the Company have maturities of three to ten years. At December 31, 2005, future maturities of stable value products were $1.2 billion in 2006, $2.7 billion in 2007-2008, $0.9 billion in 2009-2010, and $1.2 billion after 2010.

Revenues and Benefits Expense

Traditional Life, Health, and Credit Insurance Products:

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. Life insurance premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of DAC. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2005, range from approximately 5.0% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2005	2004	2003
Balance beginning of year	$135,015	$121,832	$116,214
Less reinsurance	66,788	55,395	54,765
Net balance beginning of year	68,227	66,437	61,449
Incurred related to:
Current year	258,138	256,754	266,676
Prior year	(2,247)	(30)	(1,783)
Total incurred	255,891	256,724	264,893
Paid related to:
Current year	208,832	210,943	261,311
Prior year	42,837	43,991	(1,406)
Total paid	251,669	254,934	259,905
Net balance end of year	72,449	68,227	66,437
Plus reinsurance	61,655	66,788	55,395
Balance end of year	$134,104	$135,015	$121,832

Universal Life and Investment Products:

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 2.3% to 13.0% in 2005.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Property and Casualty Insurance Products:

Property and casualty insurance products include service contract business, surety bonds, residual value insurance, guaranteed asset protection (“GAP”), credit-related coverages, and inventory protection products. Premiums for service contracts and GAP products are recognized based on expected claim patterns. For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis. Fee income from providing administrative services is recognized as earned when the related services are performed. Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy. Benefit reserves are recorded when insured events occur. Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to the Company as of the balance sheet date. The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors. These assumptions are modified as necessary to reflect anticipated trends.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Income tax provisions are generally based on income reported for financial statement purposes. Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

Supplemental Cash Flow Information

The following table sets forth supplemental cash flow information for the years ended December 31:

	2005	2004	2003
Cash paid during the year:
Interest on debt	$10,497	$3,414	$1,582
Income taxes	112,688	145,515	66,082
Noncash investing and financing activities:
Common dividend	0	0	(1,809)
Change in collateral for securities lending transactions	(195,175)	214,824	83,456
Capital contributions from PLC	0	1,985	0

Reclassifications
Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

2.	Investment Operations

Major categories of net investment income for the years ended December 31 are summarized as follows:

	2005	2004	2003

Fixed maturities	$887,745	$806,748	$738,503
Equity securities	4,009	2,019	2,321
Mortgage loans	257,914	232,577	208,983
Investment real estate	2,361	2,043	2,854
Policy loans	34,741	36,744	42,092
Other	23,114	15,648	46,561
	1,209,884	1,095,779	1,041,314
Investment expenses	81,964	66,573	60,571
	$1,127,920	$1,029,206	$980,743

Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

	2005	2004	2003
Fixed maturities	$36,764	$29,015	$64,656
Equity securities	(636)	2,524	73
Mortgage loans and other investments	1,806	(768)	2,035
	$37,934	$30,771	$66,764

In 2005, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $76.4 million, and gross losses were $40.3 million. In 2004, gross gains on investments available for sale were $54.8 million, and gross losses were $23.3 million. In 2003, gross gains were $84.9 million, and gross losses were $20.2 million.

The amortized cost and estimated market value of the Company's investments classified as available for sale at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2005
Fixed maturities:
Bonds:
Mortgage-backed securities	$5,903,486	$36,373	$(90,660)	$5,849,199
United States Government and authorities	686,792	5,773	(1,267)	691,298
States, municipalities, and political subdivisions	47,887	2,314	(38)	50,163
Public utilities	1,618,025	88,303	(11,721)	1,694,607
Convertibles and bonds with warrants	230	0	(63)	167
All other corporate bonds	6,476,516	339,680	(66,913)	6,749,283
Redeemable preferred stocks	2,647	0	(139)	2,508
	14,735,583	472,443	(170,801)	15,037,225
Equity securities	79,322	6,349	(331)	85,340
Short-term investments	755,805	0	0	755,805
	$15,570,710	$478,792	$(171,132)	$15,878,370

2004
Fixed maturities:
Bonds:
Mortgage-backed securities	$4,812,610	$110,269	$(22,997)	$4,899,882
United States Government and authorities	79,225	7,042	(267)	86,000
States, municipalities, and political subdivisions	27,915	2,488	0	30,403
Public utilities	1,605,276	122,636	(4,759)	1,723,153
Convertibles and bonds with warrants	10,439	597	(89)	10,947
All other corporate bonds	6,751,096	505,220	(23,120)	7,233,196
Redeemable preferred stocks	3,406	187	0	3,593
	13,289,967	748,439	(51,232)	13,987,174
Equity securities	26,158	3,491	(599)	29,050
Short-term investments	1,046,043	0	0	1,046,043
	$14,362,168	$751,930	$(51,831)	$15,062,267

The amortized cost and estimated market value of fixed maturities at December 31, 2005, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated Amortized Cost	Estimated Market Value
Due in one year or less	$250,065	$252,555
Due after one year through five years	2,904,033	2,902,132
Due after five years through ten years	4,861,385	4,927,881
Due after ten years	6,720,319	6,954,657
	$14,735,802	$15,037,225

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2005, 2004, and 2003, respectively, the Company recorded other-than-temporary impairments in its investments of $11.8 million, $15.8 million, and $13.6 million, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$4,576,492	$(71,530)	$88,264	$(19,196)	$4,664,756	$(90,726)
US government	109,188	(439)	23,587	(828)	132,775	(1,267)
State, municipalities, etc.	3,168	(38)	0	0	3,168	(38)
Public utilities	362,202	(7,131)	75,972	(4,685)	438,174	(11,816)
Convertible bonds	0	0	167	(63)	167	(63)
Other corporate bonds	1,531,293	(46,537)	319,452	(20,218)	1,805,745	(66,755)
Equities	3,667	(232)	880	(235)	4,547	(467)
	$6,586,010	$(125,907)	$508,322	$(45,225)	$7,094,332	$(171,132)

For mortgage-backed securities in an unrealized loss position for greater than 12 months, $17.5 million of the $19.2 million of unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. The Company does not consider these unrealized loss positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The public utilities category has gross unrealized losses greater than 12 months of $4.7 million, while the other corporate bonds category has gross unrealized losses greater than 12 months of $20.2 million at December 31, 2005. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$1,005,036	$(18,075)	$21,120	$(4,922)	$1,026,156	$(22,997)
US government	22,545	(187)	2,162	(80)	24,707	(267)
State, municipalities, etc.	72	0	0	0	72	0
Public utilities	99,112	(787)	97,405	(3,972)	196,517	(4,759)
Convertible bonds	0	(0)	184	(89)	184	(89)
Other corporate bonds	681,747	(12,799)	226,548	(10,321)	908,295	(23,120)
Equities	2,687	(281)	1,793	(318)	4,480	(599)
	$1,811,199	$(32,129)	$349,212	$(19,702)	$2,160,411	$(51,831)

At December 31, 2005 and 2004, the Company had bonds which were rated less than investment grade of $1,083.6 million and $965.5 million, respectively, having an amortized cost of $1,091.4 million and $933.0 million, respectively. At December 31, 2005, approximately $61.6 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $1,802.1 million of bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities for the years ended December 31 is summarized as follows:

	2005	2004	2003

Fixed maturities	$(257,117)	$54,931	$110,499
Equity securities	2,032	1,001	2,371

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2005, securities with a market value of $340.7 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

At December 31, 2005, all of the Company's mortgage loans were commercial loans of which 68% were retail, 12% were apartments, 10% were office buildings, 8% were warehouses, and 2% were other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's leased space represents more than 2.3% of mortgage loans. Approximately 70% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Georgia, South Carolina, Alabama, North Carolina, Utah, Florida, Pennsylvania, Virginia, Ohio, and California. At December 31, 2005, the average mortgage loan was $2.4 million, and the weighted average interest rate was 6.7%. The largest single mortgage loan was $22.8 million.

Many of the mortgage loans have call provisions between 3 and 10 years. Assuming the loans are called at their next call dates, approximately $93.5 million would become due in 2006, $485.4 million in 2007 through 2010, $707.6 million in 2011 through 2015, and $172.2 million thereafter.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2005 and 2004, approximately $434.9 million and $439.8 million, respectively, of the Company’s mortgage loans have this participation feature.

At December 31, 2005 and 2004, the Company's problem mortgage loans (over sixty days past due) and foreclosed properties totaled $22.3 million and $10.8 million, respectively. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. At December 31, 2005 and 2004, the Company had an allowance for mortgage loan credit losses of $6.8 million and $3.3 million, respectively. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

During the first quarter of 2005, Winn-Dixie Stores Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At December 31, 2005, the Company had 25 loans amounting to $66.3 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 8 loans with balances of $14.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At December 31, 2005, the rents from Winn-Dixie represented approximately 49% of the total rents applicable to the properties underlying these loans (including approximately 68% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company's mortgage loan portfolio. At December 31, 2005, the Company’s mortgage loan portfolio included 16 properties with rejected leases under this reorganization plan. Within the 16 loans on these properties, the Company has identified four potential impairments, and the mortgage loan allowance for credit losses at December 31, 2005 included $4.8 million related to these loans. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $6.4 million were non-income producing for the twelve months ended December 31, 2005.

During the third quarter of 2005, two major hurricanes caused a significant amount of property damage in the states of Louisiana, Mississippi, Alabama, and Texas. The Company's mortgage loan portfolio includes 23 loans totaling $62.0 million in the areas impacted by these hurricanes. Of the underlying properties securing these 23 loans, only 3 (approximately $5.2 million in loan balances) sustained damage of any significance as a result of these storms. Repairs to these properties are underway, and should be complete by the end of the first quarter of 2006. The Company therefore has not identified any impairments on loans secured by properties in the hurricane impacted areas.

At December 31, 2005 and 2004, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $225.6 million and $265.1 million, respectively.

Policy loan interest rates generally range from 3.0% to 12.0%.

3.	Income Taxes

The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	2005	2004	2003
Statutory federal income tax rate applied to pretax income	35.0%	35.0%	35.0%
Dividends received deduction and tax-exempt income	(1.7)	(1.5)	(1.2)
Low-income housing credit	0.0	0.0	(0.2)
Other	0.1	1.8	(0.2)
State income taxes	1.4	0.6	0.3
Effective income tax rate	34.8%	35.9%	33.7%

The provision for federal income tax differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for income tax purposes.

The components of the Company’s income tax expense for the years ended December 31 are as follows:

	2005	2004	2003

Taxes estimated to be payable currently:
Federal	$16,318	$110,957	$75,105
State	2,717	3,305	1,448
Total current	$19,035	$114,262	$76,553
Taxes deferred:
Federal	$103,187	$18,964	$41,379
State	3,337	0	0
Total deferred	$106,524	$18,964	$41,379

During the year ended December 31, 2004, the Company adopted SOP 03-1 and recognized a deferred tax benefit of approximately $8,508.

The components of the Company's net deferred income tax liability as of December 31 were as follows:

	2005	2004
Deferred income tax assets:
Policy and policyholder liability reserves	$387,757	$327,938
Intercompany losses	31,924	34,641
Deferred compensation	8,923	11,144
Other	0	32,528
	428,604	406,251
Deferred income tax liabilities:
Deferred policy acquisition costs	684,758	563,636
Unrealized gains on investments	28,797	127,616
Other	5,280	0
	718,835	691,252
Net deferred income tax liability	$290,231	$285,001

Under pre-1984 life insurance company income tax laws, a portion of the Company's gain from operations which was not subject to current income taxation was accumulated for income tax purposes in a memorandum account designated as Policyholders' Surplus. The aggregate accumulation in this account at December 31, 2005, was approximately $70.5 million. Should the accumulation in the Policyholders' Surplus account exceed certain stated maximums, or should distributions including cash dividends be made to PLC in excess of approximately $1.8 billion, such excess would be subject to federal income taxes at rates then effective. Legislation was enacted in 2004 which will suspend application of this provision for tax years 2005 and 2006. Deferred income taxes have not been provided on amounts designated as Policyholders' Surplus. Under current income tax laws, the Company does not anticipate paying income tax on amounts in the Policyholders' Surplus accounts.

The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2005 and 2004, $(78.3) million and $24.9 million, respectively, were (due from) / payable to PLC for income tax liabilities.

4.	Debt and Other Obligations

Notes Payable

The Company had a mortgage note on investment real estate amounting to approximately $2.2 million that was paid off in 2005.

Liabilities Related to Variable Interest Entities

In accordance with FIN 46, the Company consolidated, as of March 31, 2004, a real estate investment company previously reported as an investment. This consolidation resulted in the recognition of notes payable owed by the investment company. The $42.6 million and $60.6 million reported on the balance sheet in “liabilities related to variable interest entities” at December 31, 2005 and 2004, respectively, are not the legal obligations of the Company, but will be repaid with cash flows generated by the separate entity’s operations.

Non-Recourse Funding Obligations

On August 26, 2005, Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, issued $100 million of non-recourse funding obligations, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. On December 28, 2005, Golden Gate issued an additional $25 million of non-recourse funding obligations under this facility. The total obligations outstanding at December 31, 2005 were $125.0 million, at an interest rate of 5.6%. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company, or any of PLC’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although PLC has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

Other Obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on debt and other obligations totaled $10.6 million, $5.5 million, and $1.6 million in 2005, 2004, and 2003, respectively.

5.	Commitments and Contingent Liabilities

The Company leases administrative and marketing office space in 20 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $5.2 million. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
2006	$5,236
2007	4,336
2008	4,322
2009	3,570
2010	2,958
Thereafter	4,695

Additionally, the Company leases a building contiguous to its home office, which expires in February 2007. Lease payments in 2006 approximate $3.1 million. At the end of the lease term the Company may purchase the building for approximately $75 million.

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

A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very little appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and in arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6.	Share-Owner’s Equity and Stock-Based Compensation

PLC owns all of the 2,000 shares of preferred stock issued by the Company's subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A's statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2005, 2004, and 2003, PL&A paid no dividends to PLC on its preferred stock.

PLC has an Employee Stock Ownership Plan (“ESOP”). On December 1, 1990, the Company transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $2.5 million at December 31, 2005, is accounted for as a reduction to share-owner's equity. The stock is used to match employee contributions to PLC’s 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits. The ESOP shares are dividend paying, and dividends are used to pay the ESOP’s note to the Company.

Since 1973, PLC has had stock-based incentive plans to motivate management to focus on PLC’s long-range performance through the awarding of stock-based compensation. Under plans approved by share owners in 1997 and 2003, up to 6,500,000 PLC shares may be issued in payment of awards. Certain Company employees participate in PLC’s stock-based incentive plans and receive stock appreciation rights (“SARs”) from PLC.

The criteria for payment of performance awards is based primarily upon a comparison of PLC’s average return on average equity (for 2005 awards) or average return on equity and total rate of return over a four-year period for previous awards (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multiline insurance companies. If PLC’s results are below the median of the comparison group (40th percentile for 2005 awards), no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC Common Stock.

Performance shares and performance-based stock appreciation rights (“P-SARs”) awarded in 2005, 2004, 2003, 2002, and 2001, and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	P-SARs	Estimated Fair Value

2005	120,540		$4,600
2004	125,670		4,600
2003	148,730		3,900
2002	192,360		5,700
2001	153,490	40,000	4,900

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout. P-SARs convert to the equivalent of one SAR if earned times the award percentage payout. The 40,000 P-SARs awarded in 2001 were not earned and have been canceled. The P-SARs, once converted to SARs, expire 10 years after the grant date. At December 31, 2005, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 890,108.

Between 1996 and 2005 SARs were granted (in addition to the P-SARs discussed above) to certain officers of the Company to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2003, 2004, and 2005 is as follows:

	Weighted Average Base Price	No. of SARs
Balance at December 31, 2002	$23.90	1,498,823
SARs granted	26.49	95,000
P-SARs converted	22.31	45,838
P-SARs canceled	30.77	(22,500)
Balance at December 31, 2003	23.91	1,617,161
P-SARs converted	22.31	401,818
SARs exercised	18.68	(451,036)
Balance at December 31, 2004	25.01	1,567,943
SARs granted	41.05	119,400
SARs exercised	21.19	(220,133)
Balance at December 31, 2005	26.89	1,467,210

The outstanding SARs at December 31, 2005, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$17.44	180,000	1	180,000
26.49	15,000	1	15,000
32.00	30,000	1	30,000
22.31	555,310	4	555,310
31.26	50,000	5	0
31.29	2,500	5	0
32.00	435,000	6	0
26.49	80,000	7	0
41.05	119,400	9	0

The SARs issued in 2003 and 2005 had estimated fair values at grant date of $0.6 million and $1.7 million, respectively. The fair value of the 2003 SARs was estimated using a Black-Scholes option pricing model. Assumptions used in the model were as follows: expected volatility of 25.0% (approximately equal to that of the S&P Life and Health Insurance Index), a risk-free interest rate of 3.1%, a dividend rate of 1.9%, and an expected exercise date of 2009. The fair value of the 2005 SARs was estimated using a Black-Scholes option pricing model. The assumptions used for the 2005 SARs varied depending on the vesting period of awards. Assumptions used in the model were as follows: expected volatility ranged from 24.1% to 31.9%, a risk-free interest rate ranging from 4.1 to 4.3%, a dividend rate of 2.0%, and the expected exercise date ranged from 2010 to 2014. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

The expense recorded by PLC for its stock-based compensation plans was $6.1 million, $4.8 million, and $5.5 million in 2005, 2004, and 2003, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s share-owners’ equity.

At December 31, 2005, approximately $1,734.9 million of consolidated share-owner’s equity, excluding net unrealized gains on investments, represented net assets of the Company and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, the Company and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2006 is estimated to be $137.5 million.

7.	Related Party Matters

The Company leases furnished office space and computers to affiliates. Lease revenues were $0.2 million in 2005, $5.6 million in 2004, and $4.7 million in 2003. The Company purchases data processing, legal, investment and management services from affiliates. The costs of such services were $101.7 million, $100.8 million, and $93.1 million in 2005, 2004, and 2003, respectively. Commissions paid to affiliated marketing organizations of $0.1 million, $3.2 million, and $2.5 million, in 2005, 2004, and 2003, respectively, were included in deferred policy acquisition costs.

Certain corporations with which PLC's directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $9.0 million, $10.5 million, and $12.2 million in 2005, 2004, and 2003, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.2 million, $2.6 million, and $2.1 million in 2005, 2004, and 2003, respectively.

8.	Statutory Reporting Practices and Other Regulatory Matters

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

The net income and share-owner’s equity prepared in conformity with statutory reporting practices compared to that reported in the accompanying consolidated financial statements are as follows:

	Net Income (Loss)			Share-Owner’s Equity
	2005	2004	2003	2005	2004	2003
In conformity with statutory reporting practices(1)	$(18,420)	$202,980	$274,244	$1,381,564	$1,317,719	$1,135,942
In conformity with GAAP	$235,656	$222,136	$232,040	$2,930,394	$2,885,064	$2,629,798
(1) Consolidated

The statutory net loss for 2005 is the result of an increase in the level of reserves maintained for statutory reporting practices. An amendment to Actuarial Guideline 38 increased the level of statutory reserves required for certain universal life with secondary guaranty insurance products issued on or after July 1, 2005. Additionally, during 2005 statutory reserves required by Regulation XXX were reinsured with a special purpose finance captive insurance company wholly owned by the Company. A substantial portion of these reserves were previously reinsured with unaffiliated reinsurers.

As of December 31, 2005, the Company had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $29.7 million.

9.	Operating Segments

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•
The Life Marketing segment markets level premium term and term-like insurance, universal life, variable universal life and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product and a guaranteed asset protection (“GAP”) product.

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on debt). This segment also includes earnings from several small non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. The surety and residual value insurance lines were moved from the Asset Protection segment to Corporate and Other in 2004, and prior period segment data has been restated to reflect the change.

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC and goodwill are shown in the segments to which they are attributable.

There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	2005	2004	2003
Revenues
Life Marketing	$550,517	$446,534	$429,441
Acquisitions	411,610	439,103	462,695
Annuities	287,844	257,059	277,096
Stable Value Products	294,650	281,409	242,860
Asset Protection	263,280	274,095	319,052
Corporate and Other	129,132	118,460	107,111
Total revenues	$1,937,033	$1,816,660	$1,838,255

Segment operating income (loss)
Life Marketing	$161,858	$163,177	$159,957
Acquisitions	80,721	87,268	96,700
Annuities	30,792	15,279	13,190
Stable Value Products	54,798	53,159	38,911
Asset Protection	23,991	18,628	16,019
Corporate and Other	39,056	13,637	(20,835)
Total segment operating income	391,216	351,148	303,942

Realized investment gains (losses) - investments(1)	4,344	23,836	47,817
Realized investment gains (losses) - derivatives(2)	(34,345)	(3,821)	(1,787)
Income tax expense	(125,559)	(133,226)	(117,932)
Net income before cumulative effect of change in accounting principle	235,656	237,937	232,040
Cumulative effect of change in accounting principle	0	(15,801)	0

Net income	$235,656	$222,136	$232,040

(1) Realized investment gains (losses) - investments	$37,934	$30,771	$66,764
Less participating income from real estate ventures	8,684	0	0
Less related amortization of DAC	24,906	6,935	18,947
	$4,344	$23,836	$47,817

(2) Realized investment gains (losses) - derivatives	$(31,819)	$2,726	$8,249
Less settlements on certain interest rate swaps	2,877	(6,547)	(10,036)
Less derivative losses related to certain annuities	(351)	0	0
	$(34,345)	$(3,821)	$(1,787)

Net investment income
Life Marketing	$260,914	$237,049	$229,913
Acquisitions	223,201	232,499	246,143
Annuities	218,678	210,886	224,330
Stable Value Products	310,715	268,184	233,104
Asset Protection	31,221	30,841	36,423
Corporate and Other	83,191	49,747	10,830
Total net investment income	$1,127,920	$1,029,206	$980,743

Amortization of deferred policy acquisition costs
Life Marketing	$55,688	$58,970	$66,078
Acquisitions	27,072	28,652	32,690
Annuities	37,512	32,271	38,196
Stable Value Products	4,694	3,480	2,279
Asset Protection	68,623	72,273	80,320
Corporate and Other	4,063	4,484	5,544
Total amortization of deferred policy acquisition costs	$197,652	$200,130	$225,107

	Operating Segment Assets December 31, 2005
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,205,218	$3,940,294	$6,062,542	$5,959,112
Deferred policy acquisition costs	1,584,121	304,837	128,930	19,102
Goodwill	0	0	0	0
Total assets	$8,789,339	$4,245,131	$6,191,472	$5,978,214

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$718,389	$2,172,036	$38,110	$26,095,701
Deferred policy acquisition costs	159,740	7,381	0	2,204,111
Goodwill	38,782	0	0	38,782
Total assets	$916,911	$2,179,417	$38,110	$28,338,594

	Operating Segment Assets December 31, 2004
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$5,961,091	$4,063,711	$5,977,030	$5,377,917
Deferred policy acquisition costs	1,262,637	337,372	81,250	18,301
Goodwill	0	0	0	0
Total assets	$7,223,728	$4,401,083	$6,058,280	$5,396,218

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$817,114	$2,469,953	$43,108	$24,709,924
Deferred policy acquisition costs	116,636	8,908	0	1,825,104
Goodwill	36,182	0	0	36,182
Total assets	$969,932	$2,478,861	$43,108	$26,571,210

10.	Employee Benefit Plans

PLC sponsors a defined benefit pension plan covering substantially all of its employees, including Company employees. The plan is not separable by affiliates participating in the plan. The benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. The Company’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as the Company may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

At December 31, 2005, PLC estimated that its 2006 defined benefit pension plan expense will be $7.0 million, which is PLC’s estimate of its expected contributions for 2006. The measurement date used to determine the benefit expense and benefit obligations of the plan is December 31, 2005.

The actuarial present value of benefit obligations and the funded status of the defined benefit pension plan at December 31 are as follows:

	2005	2004
Benefit obligation at beginning of year	$97,399	$77,454
Service cost	5,950	5,408
Interest cost	5,922	5,506
Actuarial loss	4,041	10,756
Benefits paid	(2,017)	(1,725)
Benefit obligation at end of year	111,295	97,399
Fair value of plan assets at beginning of year	99,890	74,071
Actual return on plan assets	5,993	7,780
Employer contributions	9,855	19,764
Benefits paid	(2,017)	(1,725)
Fair value of plan assets at end of year	113,721	99,890
Funded status	2,426	2,491
Unrecognized net actuarial loss	39,828	36,056
Unrecognized prior service cost	1,244	1,458
Net pension asset	$43,498	$40,005
Accumulated benefit obligation	$93,360	$80,526
Fair value of assets	$113,721	$99,890
Unfunded accumulated benefit obligation	$0	$0

Weighted-average assumptions used to determine the benefit obligations of the defined benefit pension plan as of December 31 were as follows:

	2005	2004
Discount rate	5.63%	5.75%
Rate of compensation increase	3.75	3.75

The assumed discount rate used to determine the benefit obligations of the defined benefit pension plan was based on an analysis of future benefits expected to be paid under the plan. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

Components of the net periodic benefit cost of the defined benefit pension plan for the years ended December 31 are as follows:

	2005	2004	2003
Service cost - Benefits earned during the period	$5,950	$5,408	$4,513
Interest cost on projected benefit obligation	5,922	5,506	4,666
Expected return on plan assets	(8,371)	(6,864)	(5,604)
Amortization of prior service cost	214	214	214
Amortization of actuarial losses	2,647	1,920	1,049
Net periodic benefit cost	$6,362	$6,184	$4,838

Weighted-average assumptions used to determine the net pension cost of the defined benefit pension plan for the years ended December 31 are as follows:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Rates of compensation increase	3.75	4.00	4.50
Expected long-term return on plan assets	8.25	8.50	8.50

Plan assets of the defined benefit pension plan by category as of December 31 were as follows:

	Target Allocation for 2006	2005	2004
Cash and cash equivalents	2.0%	1.3%	2.7%
Equity securities	60.0	67.6	68.8
Fixed income	38.0	31.1	28.5
Total	100.0%	100.0%	100.0%

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from the Company in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, PLC includes reserves for pre-July 1999 retirees. Based on historical data of the domestic equity markets and PLC’s group annuity investments, the plan’s target asset allocation would be expected to earn annualized returns in excess of 9% per year. In arriving at the plan’s 8.25% expected rate of return, PLC has adjusted this historical data to reflect lower expectations for equity returns. The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with the Company.

Estimated future benefit payments under the defined benefit pension plan are as follows:

Year	Amount
2006	$2,079
2007	2,388
2008	2,817
2009	3,155
2010	3,717
2011-2015	28,932

PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. At December 31, 2005 and 2004, the projected benefit obligation of this plan totaled $23.8 million and $21.6 million, respectively, of which $17.3 million and $16.3 million, respectively, have been recognized in the PLC’s financial statements. PLC estimates that it will expense $1.2 million related to this plan in 2006.

Weighted-average assumptions used to determine the benefit obligations of the unfunded excess benefit plan as of December 31 were as follows:

	2005	2004
Discount rate	5.63%	5.75%
Rates of compensation increase	4.75	4.75

Components of the net periodic benefit cost of the unfunded excess benefits plan for the years ended December 31 are as follows:

	2005	2004	2003
Service cost - Benefits earned during the period	$629	$542	$485
Interest cost on projected benefit obligation	1,276	1,302	1,182
Amortization of prior service cost	14	16	16
Amortization of actuarial losses	372	309	118
Cost of divestiture and special termination benefits	0	0	81
Net periodic benefit cost	$2,291	$2,169	$1,882

Weighted average assumptions used to determine the net pension cost of the excess benefits plan for the years ended December 31 are as follows:

	2005	2004	2003
Discount rate	5.75%	6.25%	6.75%
Rates of compensation increase	4.75	5.00	5.50

Estimated benefit payments under the excess benefits plan are as follows:

Year	Amount

2006	$1,197
2007	1,230
2008	1,288
2009	1,319
2010	1,379
2011-2015	7,872

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on PLC’s consolidated financial statements. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. At December 31, 2005 and 2004, PLC’s liability related to this benefit was $0.2 million and $0.3 million, respectively. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $9,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

PLC sponsors a defined contribution retirement plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. The Company has established an Employee Stock Ownership Plan (“ESOP”) to match voluntary employee contributions to the Company’s 401(k) Plan. In 1994, a stock bonus component was added to the 401(k) Plan for employees who are not otherwise under a bonus or sales incentive plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. At December 31, 2005, PLC had committed approximately 100,315 shares (99,286 shares to be released from the ESOP and 1,029 shares to be reissued from treasury) to fund the 401(k) Plan match. The expense recorded by PLC for these employee benefits was $2.2 million, $2.0 million, and $0.6 million in 2005, 2004, and 2003, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program will be made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.3 million in 2005.

The Company’s share of net costs related to employee benefit plans was approximately $6.3 million, $5.5 million, and $6.9 million, in 2005, 2004, and 2003 respectively.

11.	Reinsurance

The Company reinsures certain of its risks with (cedes), and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Under yearly renewable term agreements, the Company reinsures only the mortality risk, while under coinsurance, the Company reinsures a proportionate part of all risks arising under the reinsured policy. Under coinsurance, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. At December 31, 2005, the Company had reinsured approximately 84.1% of the face value of its life insurance in force. The Company had reinsured approximately 51.0% of the face value of its life insurance in force with three reinsurers (Lincoln National Life Insurance Co., Swiss Re Life & Health America Inc., and Security Life of Denver Insurance Co.) These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+. The Company has not experienced any credit losses for the years ended December 31, 2005, 2004, or 2003 related to these reinsurers. The Company sets a limit on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention from $500,000 to $1,000,000 on any one life.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies.

The Company has reinsured approximately $393.6 billion, $354.0 billion, and $292.7 billion in face amount of life insurance risks with other insurers representing $981.8 million, $941.7 million, and $765.3 million of premium income for 2005, 2004, and 2003, respectively. Additionally, the Company has assumed approximately $23.2 billion, $29.4 billion, and $22.2 billion in face amount of life insurance risks from other insurers, representing $221.8 million, $219.9 million, and $247.6 million of premium income for 2005, 2004, and 2003, respectively.

The Company has also reinsured accident and health risks representing $43.9 million, $60.6 million, and $61.6 million of premium income, while it has assumed accident and health risks representing $4.1 million, $25.5 million, and $59.6 million of premium income for 2005, 2004, and 2003, respectively. In addition, the Company reinsured property and casualty risks representing $118.3 million, $122.4 million, and $91.0 million of premium income, while it assumed property and casualty risks representing $13.4 million, $27.6 million, and $65.7 million of premium income for 2005, 2004, and 2003, respectively.

In 2005 and 2004, policy and claim reserves relating to insurance ceded of $2,993.2 million and $2,750.3 million, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2005 and 2004, the Company had paid $57.7 million and $63.1 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2005 and 2004, the Company had receivables of $66.6 million and $66.9 million, respectively, related to insurance assumed.

In 2002, the Company discovered that it had overpaid reinsurance premiums to several reinsurance companies of approximately $94.5 million. In 2003, the Company substantially completed its recovery of the reinsurance overpayments. As a result, the Company increased premiums and policy fees by $18.4 million in 2003. The increase in premiums and policy fees resulted in $6.1 million of additional amortization of DAC. As a result of the recoveries, income before income tax increased $12.3 million in 2003. During 2004, the Company adjusted its estimate of the remaining expected receipts, resulting in a $1.3 million decrease in income before income tax.

12.	Estimated Fair Values of Financial Instruments

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (see Notes 1 and 2):
Investments:
Fixed maturities	$15,037,225	$15,037,225	$13,987,174	$13,987,174
Equity securities	85,340	85,340	29,050	29,050
Mortgage loans on real estate	3,287,745	3,422,808	3,005,418	3,173,656
Short-term investments	755,805	755,805	1,046,043	1,046,043

Liabilities (see Notes 1 and 4):
Stable value product account balances	6,057,721	6,004,310	5,562,997	5,589,665
Annuity account balances	3,388,005	3,327,309	3,463,477	3,454,065
Notes payable	0	0	2,202	2,202
Other (see Note 1):
Derivative financial instruments	71,241	71,241	199,426	199,426

Except as noted below, fair values were estimated using quoted market prices.

The Company estimates the fair value of its mortgage loans using discounted cash flows from the next call date. The Company believes the fair value of its short-term investments and notes payable to banks approximates book value due to being either short-term or having a variable rate of interest. The Company also believes the fair value of its non-recourse funding obligations approximate book value.

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

13.	Consolidated Quarterly Results (Unaudited)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2005 and 2004 are presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in share-owner’s equity, and cash flows for a period of several quarters. Amounts shown for the first quarter of 2004 have been restated from the amount originally reported due to the Company’s adoption of SOP 03-1 (see Note 1 for further detail).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Premiums and policy fees	$466,705	$482,790	$458,031	$472,394
Reinsurance ceded	(279,534)	(309,438)	(251,423)	(303,593)
Net of reinsurance ceded	187,171	173,352	206,608	168,801
Net investment income	275,695	269,161	293,524	289,540
Realized investment gains (losses)	22,030	(23,569)	8,999	(1,345)
Other income	14,211	16,661	18,462	17,732
Total revenues	499,107	435,605	527,593	474,728
Benefits and expenses	407,987	371,239	428,451	368,141
Income before income tax	91,120	64,366	99,142	106,587
Income tax expense	31,409	21,674	33,465	39,011
Net income	$59,711	$42,692	$65,677	$67,576

2004
Premiums and policy fees	$439,229	$451,330	$456,973	$475,293
Reinsurance ceded	(244,867)	(280,723)	(273,074)	(325,987)
Net of reinsurance ceded	194,362	170,607	183,899	149,306
Net investment income	251,023	256,741	259,945	261,497
Realized investment gains (losses)	15,001	12,735	5,429	332
Other income	13,939	12,382	14,766	14,696
Total revenues	474,325	452,465	464,039	425,831
Benefits and expenses	376,553	351,727	373,416	343,801
Income before income tax and cumulative effect of change in accounting principle	97,772	100,738	90,623	82,030
Income tax expense	33,937	32,107	34,979	32,203
Cumulative effect of change in accounting principle, net of income tax	(15,801)	0	0	0
Net income	$48,034	$68,631	$55,644	$49,827

14.	Subsequent Event (Unaudited)

On February 7, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with JPMorgan Chase & Co. (“JPMC”) and two wholly-owned subsidiaries of JPMC, Banc One Insurance Holdings, Inc. and CBD Holdings Ltd. (collectively, the “Sellers”). Pursuant to the Agreement, the Company has agreed to acquire from the Sellers nine direct and indirect subsidiaries of the Sellers, including five insurance companies (the “Acquired Companies”). The acquisition and related agreements are subject to various regulatory approvals and other customary conditions to closing.

On February 7, 2006, PLC executed a Guarantee in favor of JPMC and the Sellers by which the Company has unconditionally guaranteed the performance of the Company’s obligations under the Agreement, related documents and the related transactions contemplated by the Agreement.

The aggregate purchase price for the Acquired Companies is approximately $1.2 billion and will be reduced by dividends paid to the Sellers by the Acquired Companies on or prior to the closing date. The purchase price is subject to adjustments.

The availability of financing to the Company is not a condition to closing. Subject to regulatory and third party approvals, the Company expects to enter into a series of reinsurance agreements with third parties for the variable annuity business of the Acquired Companies and up to approximately one-half of the value of the remaining business. Any dividends that may be paid by the Acquired Companies to the sellers prior to the closing will reduce the purchase price. The Company estimates that its investment will be approximately $460 million, after giving effect to the reinsurance transactions and requested pre-closing dividends. The requested dividends and reinsurance agreements are subject to regulatory approvals, including regulatory approvals that must be obtained by one reinsurer group. The Company expects to obtain the additional funds to complete the transaction (including any funds that may be needed due to failure to obtain requisite regulatory approvals of reinsurance agreements or dividends) through a combination of sources, which may include internal excess capital, capital contributions from proceeds of offerings of securities by PLC in the public or private capital markets, and funds made available by the Company from its existing credit facilities. In addition, the Company has obtained a commitment for a $750 million bridge financing facility from a third party. The Company does not expect it will be necessary to use the bridge financing facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Share Owner of
Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” and effective March 31, 2004, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”.

/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
March 30, 2006

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F	COL. G	COL. H	COL. I	COL. J
Segment	Deferred Policy Acquisition Costs	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)
Year Ended
December 31, 2005:
Life Marketing	$1,584,121	$7,027,066	$130,683	$62,851	$288,568	$260,914	$392,448	$55,688	$(59,477)
Acquisitions	304,837	3,091,166	274	757,043	186,804	223,201	273,626	27,072	30,191
Annuities	128,930	760,906	11,959	2,661,224	31,810	218,678	187,791	37,512	25,675
Stable Value Products	19,102			5,959,112		310,715	246,134	4,694	5,089
Asset Protection	159,740	132,404	539,385	6,899	186,483	31,221	101,459	68,623	69,207
Corporate and Other	7,381	100,260	18,516	145,830	42,267	83,190	51,890	4,063	54,133
Adjustments(2)		35,840	69
TOTAL	$2,204,111	$11,147,642	$700,886	$9,592,959	$735,932	$1,127,919	$1,253,348	$197,652	$124,818
Year Ended
December 31, 2004:
Life Marketing	$1,262,637	$5,794,434	$43,500	$64,247	$208,682	$237,049	$274,584	$58,970	$(50,197)
Acquisitions	337,372	3,136,525	309	834,675	204,332	232,499	287,356	28,652	35,827
Annuities	81,250	772,440	8,861	2,669,776	30,341	210,886	183,271	32,271	23,300
Stable Value Products	18,301			5,377,917		268,184	205,168	3,480	6,377
Asset Protection	116,636	183,936	540,078	5,156	207,460	30,841	120,853	72,273	62,342
Corporate and Other	8,908	90,860	29,617	225,916	47,359	49,747	45,241	4,484	51,245
Adjustments(2)		38,103	71
TOTAL	$1,825,104	$10,016,298	$622,436	$9,177,687	$698,174	$1,029,206	$1,116,473	$200,130	$128,894
Year Ended
December 31, 2003:
Life Marketing					$198,653	$229,913	$253,785	$66,078	$(50,379)
Acquisitions					213,912	246,143	291,768	32,690	41,537
Annuities					26,265	224,330	197,955	38,196	23,969
Stable Value Products						233,104	186,565	2,279	5,349
Asset Protection					244,566	36,423	142,169	80,320	80,544
Corporate and Other					52,278	10,830	51,835	5,544	38,079
TOTAL					$735,674	$980,743	$1,124,077	$225,107	$139,099
((1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
((2) Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV — REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(dollars in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended
December 31, 2005:
Life insurance in force	$443,923,068	$393,605,152	$23,210,523	$73,528,439	31.6%
Premiums and policy fees:
Life insurance	$1,294,183	$981,788	$221,756	$534,151	41.5%
Accident/health insurance	107,072	43,855	4,100	67,317	6.1
Property and liability insurance	239,455	118,345	13,354	134,464	9.9
Total	$1,640,710	$1,143,988	$239,210	$735,932
Year Ended
December 31, 2004:
Life insurance in force	$379,588,512	$354,015,938	$29,448,143	$55,020,717	53.5%
Premiums and policy fees:
Life insurance	$1,200,906	$941,650	$219,917	$479,173	45.9%
Accident/health insurance	113,367	60,560	25,461	78,268	32.5
Property and liability insurance	236,048	122,441	27,604	141,211	19.5
Total	$1,550,321	$1,124,651	$272,982	$698,652
Year Ended
December 31, 2003:
Life insurance in force	$324,318,517	$292,740,795	$22,176,303	$53,754,025	41.3%
Premiums and policy fees:
Life insurance	$1,011,553	$765,276	$247,592	$493,869	50.1%
Accident/health insurance	99,023	61,644	59,633	97,012	61.5
Property and liability insurance	170,322	91,015	65,688	144,995	45.3
Total	$1,280,898	$917,935	$372,913	$735,876

SCHEDULE V - VALUATION ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(dollars in thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charges to other accounts	Deductions	Balance at end of period
2005
Allowance for Uncollected Reinsurance Receivable	$0	$0	$0	$0	$0

2004
Allowance for Uncollected Reinsurance Receivable	$6,462	$0	$0	$6,462	$0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

(a) Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2005. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b) Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors And Executive Officers of the Registrant

The executive officers and directors of the Company are as follows:

Name	Age	Position
John D. Johns	54	Chairman of the Board and President
R. Stephen Briggs	56	Executive Vice President
Allen W. Ritchie	48	Executive Vice President and Chief Financial Officer
Richard J. Bielen	45	Senior Vice President, Chief Investment Officer and Treasurer
Brent E. Griggs	55	Senior Vice President, Asset Protection Division
Carolyn King	55	Senior Vice President, Acquisitions
Deborah J. Long	52	Senior Vice President, Secretary and General Counsel
Wayne E. Stuenkel	52	Senior Vice President and Chief Actuary
Carl S. Thigpen	49	Senior Vice President, Chief Mortgage and Real Estate Officer
Steven G. Walker	46	Senior Vice President and Controller, and Chief Accounting Officer
Judy Wilson	47	Senior Vice President, Stable Value Products

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

Mr. Griggs has been Senior Vice President, Asset Protection Division of PLC and the Company since February 2003. He served as Vice President, Operations of the Asset Protection Division of the Company from January 1998 to February 2003. Mr. Griggs has been employed by PLC and its subsidiaries since 1997.

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

Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee. The Audit Committee for PLC also serves as the Audit Committee for the Company, as a wholly-owned subsidiary of PLC. The current members of PLC’s Audit Committee are James S. M. French (Chairman), Vanessa Leonard, William A. Terry, and W. Michael Warren, Jr. The members of the Board of PLC have determined that each member of the Audit Committee meets the independence and financial expertise requirements of the New York Stock Exchange. The Board of PLC has determined that the Audit Committee has at least one “audit committee financial expert,” as defined under applicable SEC rules and regulations, and has determined that Mr. Terry is an audit committee financial expert. While Mr. Terry possesses the attributes of an “audit committee financial expert,” as defined under applicable SEC rules and regulations, he is not and never has been an accountant or an auditor, and this financial expert designation does not impose any duties, obligations or liabilities that are greater than the duties, obligations and liabilities imposed by being a member of the Audit Committee or the Board of PLC. The Board of PLC has also determined that Mr. Terry is “independent” as defined under the listing standards of the New York Stock Exchange and the independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder.

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

Summary Compensation Table

				Long-Term Compensation
				Awards	Payouts
		Annual Compensation
Name and principal position	Year	Salary ($) (1)(2)	Bonus ($) (1)(2)	Securities under- lying options/ SARs (#)	LTIP payouts ($) (2)	All other compen-sation ($)

John D. Johns	2005	$743,083	$1,500,000	23,200	$5,942,400(3)(4)	$86,403(5)
Chairman of the Board	2004	702,917	1,417,000	0	1,188,273	8,200(6)
and President	2003	670,833	1,228,500	0	0	8,000(6)

R. Stephen Briggs	2005	$422,833	$319,000	6,000	$309,599(3)	$33,113(5)
Executive Vice	2004	407,500	405,000	0	289,535	8,200(6)
President	2003	377,500	319,200	15,000	0	8,000(6)

Allen W. Ritchie	2005	$459,917	$697,500	7,700	$601,371(3)	$40,993(5)
Executive Vice	2004	427,917	564,900	0	354,533	8,200(6)
President and Chief	2003	390,833	431,300	15,000	383,021	8,000(6)
Financial Officer

Richard J. Bielen	2005	$372,083	$412,500	4,700	$228,782(3)	$29,183(5)
Senior Vice President,	2004	352,083	357,500	0	176,093	8,200(6)
Chief Investment	2003	315,833	279,300	50,000	0	8,000(6)
Officer and Treasurer

Deborah J. Long	2005	$326,750	$330,000	2,800	$196,693(3)	$22,658(5)
Senior Vice President,	2004	307,083	239,700	0	184,349	8,200(6)
Secretary and General	2003	286,667	148,800	0	0	8,000(6)
Counsel

(1)	Includes amounts that the Named Executives may have voluntarily deferred under PLC’s 401(k) and Stock Ownership Plan.
(2)	Includes amounts that the Named Executives may have voluntarily deferred under PLC's Deferred Compensation Plan for Officers.
(3)
Long-Term Incentive Plan compensation for 2005 is not yet determinable. The amount shown is the best estimate available as of the date of this proxy statement, using an estimated stock price of $49.52.

(4)
Includes payouts with respect to 23,740 performance shares awarded under the formula that PLC used in 2002 to determine performance share grants, and payouts with respect to an additional 76,260 performance shares awarded in recognition of Mr. Johns's assumption of the Chief Executive Officer role.

(5)
Includes $8,400 matching contributions to PLC's 401(k) and Stock Ownership Plan for each Named Executive, and the following amounts representing contributions under PLC's Excess Benefit Plan: Mr. Johns - $78,003; Mr. Briggs - $24,713; Mr. Ritchie - $32,593; Mr. Bielen - $20,783; and Ms. Long - $14,258.

(6)	All amounts shown represent matching contributions to PLC's 401(k) and Stock Ownership Plan.

PLC has established a Deferred Compensation Plan for Officers (the "Officers' Plan") whereby eligible officers may voluntarily elect to defer until a specified date all or any portion of their Annual Incentive Plan (“AIP”) bonuses and/or common stock compensation and up to 25% of base salary. Cash amounts may be deferred into a common stock equivalent or in several mutual fund equivalents. Stock compensation may only be deferred as common stock equivalents. Amounts deferred into the mutual fund equivalents are payable in cash. Amounts deferred as common stock equivalents are payable as shares of common stock. Both the AIP and the long-term incentive plans pursuant to which common stock compensation is paid have been previously approved by the share-owners.

Certain independent regional sales managers and other insurance representatives may elect to defer until a specified date all or any portion of their commissions and other compensation from the Company under the Company's Deferred Compensation Plan for Sales Managers, Agents, and Representatives. A regional sales manager may elect for deferrals to be treated as invested in mutual fund equivalents. A regional sales manager who elects to defer a special supplemental bonus will be allocated a matching contribution into the mutual fund equivalents. Amounts deferred into the mutual fund equivalents are payable in cash. Certain amounts deferred before January 1, 2006 as common stock equivalents are payable as shares of common stock.

The following table sets forth information regarding stock appreciation rights in PLC Common Stock granted to the Named Executives during 2005.

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name	Number of securities underlying options/SARs granted (#) (1)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date	Grant date present value ($) (2)
John D. Johns	23,200	19%	$41.05	3/4/2015	$298,874
R. Stephen Briggs	6,000	5%	41.05	3/4/2015	$77,295
Allen W. Ritchie	7,700	6%	41.05	3/4/2015	$99,195
Richard J. Bielen	4,700	4%	41.05	3/4/2015	$60,548
Deborah J. Long	2,800	2%	41.05	3/4/2015	$36,071

(1) The stock appreciation rights become exercisable in four equal annual installments beginning March 4, 2006 (earlier upon the death, disability or retirement of the executive or, in certain circumstances, upon a change in control of PLC). Unexercised rights expire upon termination of employment. PLC may recover the amount received upon exercise of rights within the one-year period before termination of employment if the executive becomes employed by a competitor of PLC.
(2) The stock appreciation rights were valued using a Black-Scholes option pricing model. The assumptions varied depending on the date on which the stock appreciation rights became exercisable (as described above), with expected volatility of 24.1% to 31.9%; a risk-free interest rate of 4.1% to 4.3%; a dividend rate of 2.0%; and an expected exercise date of 2010 to 2014.

The following table sets forth information regarding the exercise of stock appreciation rights by the Named Executives during 2005, and the value of the stock appreciation rights held by the Named Executives based on the value of PLC Common Stock as of December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

	Shares		Number of securities underlying unexercised options/SARs at fiscal year end (#)		Value of unexercised in-the-money options/SARs at fiscal year end ($)
Name	acquired on exercise (#)	Value realized ($)	Exercisable	unexercisable	Exercisable	unexercisable
John D. Johns	0	0	316,302	323,200	$7,518,716	$3,531,000
R. Stephen Briggs	23,491(1)	992,500(1)	29,721	51,000	637,813	612,300
Allen W. Ritchie	0	0	0	102,700	0	1,237,800
Richard J. Bielen	0	0	32,317	69,700	766,610	1,040,550
Deborah J. Long	0	0	32,962	17,800	780,452	176,550

(1) Upon exercise of this stock appreciation right, Mr. Briggs received 15,042 shares of Common Stock and cash equal to the value of 8,449 shares in payment of the tax withholding obligations with respect to such exercise.

In 2005, the Compensation and Management Succession Committee of PLC awarded performance shares under PLC’s Long-Term Incentive Plan to the Named Executives as indicated in the following table. These awards are generally payable, if at all, after the results of a comparison group of companies for the four-year period ending December 31, 2008 are known.

Long-Term Incentive Plans - Awards in Last Fiscal Year

	Number of shares, units or other rights	Performance or other period until maturation or	Estimated future payouts under non-stock price-based plans (# of shares)
Name	(#) (1)(2)	payout	Threshold	Target	Maximum
John D. Johns	29,800	12/31/2008	9,834	37,250	50,660
R. Stephen Briggs	7,700	12/31/2008	2,541	9,625	13,090
Allen W. Ritchie	9,900	12/31/2008	3,267	12,375	16,830
Richard J. Bielen	6,100	12/31/2008	2,013	7,625	10,370
Deborah J. Long	3,700	12/31/2008	1,221	4,625	6,290

(1) In the event of a change in control, payment will be made with respect to all outstanding awards based upon performance at the target level (which, for all outstanding awards, is deemed to be at the seventy-fifth percentile) or, if greater, performance as of the December 31 preceding the change in control.
(2) The award is earned based on comparison of PLC's average return on average equity for a four-year period to the average return on average equity for companies in a peer group. No portion of the award is earned if PLC's performance is below the 40th percentile.

OTHER PLANS AND ARRANGEMENTS
Retirement Benefits. The table below illustrates the annual pension plan benefits payable under PLC's Pension Plan. The table also reflects the Excess Benefit Plan that PLC has established to provide retirement benefits over the Internal Revenue Code limitations. Benefits in the table are not reduced by social security or other offset amounts. Since the benefits shown in the table reflect a straight life form of annuity benefit, if the payment is made in the form of a joint and survivor annuity, the annual amounts of benefit could be substantially below those illustrated.

Pension Plan Table

                                                    Years of Service
Remuneration
	15	20	25	30	35
$ 250,000	$ 56,348	$ 75,130	$ 93,913	$ 112,696	$ 131,478
500,000	116,348	155,130	193,913	232,696	271,478
750,000	176,348	235,130	293,913	352,696	411,478
1,000,000	236,348	315,130	393,913	472,696	551,478
1,250,000	296,348	395,130	493,913	592,696	691,478
1,500,000	356,348	475,130	593,913	712,696	831,478
1,750,000	416,348	555,130	693,913	832,696	971,478
2,000,000	476,348	635,130	793,913	952,696	1,111,478
2,250,000	536,348	715,130	893,913	1,072,696	1,251,478
2,500,000	596,348	795,130	993,913	1,192,696	1,391,478
2,750,000	656,348	875,130	1,093,913	1,312,696	1,531,478

Compensation covered by the Pension Plan (for purposes of pension benefits) excludes performance share awards and amounts received upon exercise of stock appreciation rights, and generally corresponds to that shown under the heading ''Annual Compensation'' in the Summary Compensation Table. Compensation is calculated based on the average of the highest level of compensation paid during a period of 36 consecutive whole months. Only three Annual Incentive Plan bonuses (whether paid or deferred) may be included in determining average compensation.

The Named Executives and their credited years of service as of December 31, 2005 are shown in the following table.

Name	Years of Service
John D. Johns	12
R. Stephen Briggs	33
Allen W. Ritchie	4
Richard J. Bielen	15
Deborah J. Long	12

Director Compensation. All of the directors of the Company are employees of PLC or the Company and do not receive additional compensation for serving as director.

Employment Continuation Agreements. PLC has Employment Continuation Agreements with each of the Named Executives. These agreements provide for certain benefits if the executive's employment is actually or constructively terminated (by means of a reduction in duties or compensation) following certain events constituting a ''change in control.'' These benefits include (a) a payment equal to three times (for Messrs. Johns, Briggs and Ritchie) or two times (for Mr. Bielen and Ms. Long) the sum of (1) the executive's annual base salary in effect at the time of the change in control, (2) the average Annual Incentive Plan bonus paid to the executive for the three years before the change in control, and (3) (for Messrs. Johns, Briggs and Ritchie) the average value over the last three years of the performance shares, stock appreciation rights, and other long-term incentives granted to the executive (excluding special or "one time" grants); (b) payment of an amount equal to the executive's target bonus opportunity under the Annual Incentive Plan for the year in which termination of employment occurs; (c) continuation (for up to twenty-four months) in PLC's medical, accident, disability, and life insurance plans as provided to the executive immediately before termination of employment; (d) payment of an amount equal in value to the increased benefits under the Pension Plan and the Excess Benefit Plan resulting from an additional three years of credited service (subject to the Pension Plan's maximum on credited service); and (e) an additional payment, if necessary, to reimburse the executive for any additional tax (other than normal Federal, state and local income taxes) incurred as a result of any benefits received in connection with the change in control.

Air Travel and Expense Reimbursement. Under the Corporate Aircraft Policy adopted by PLC’s Board of Directors, family members or guests of employees of PLC (including the Named Executives) may, with the approval of PLC’s Chief Executive Officer, travel on a corporate aircraft if the aircraft is making a business-related flight, there are empty seats on the flight, and the flight would not need to be modified to include special landings or additional destinations for personal purposes. The employee is assessed imputed taxable income to the extent required by the Internal Revenue Code. For 2005, Mr. Johns was assessed $4,156 in imputed taxable income pursuant to this policy.

                The Company reimburses its employees (including the Named Executives) for customary and reasonable expenses that are associated with business travel. The Company will reimburse expenses incurred by an employee's spouse to attend an event, meeting or conference to which the spouse has been invited, if the presence of the spouse is required for a recognized business purpose.

Compensation Committee Interlocks and Insider Participation

The members of PLC’s Compensation and Management Succession Committee during 2005 were Messrs. Day (Chairman), Hamby, James (until November 7, 2005), Ritter (beginning November 7, 2005) and Warren. None of these individuals has ever been an officer or employee of PLC or any of its subsidiaries, or has any other relationship with PLC for which the SEC requires disclosure.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans.

Not Applicable.

Security Ownership of Certain Beneficial Owners and Management

No director or Named Executive Officer of the Company owns any stock of the Company or of any affiliated corporation except for the shares of PLC common stock which are shown below as owned as of March 3, 2006.

	Amount and Nature of Beneficial Ownership(1)
Name and Beneficial Owner	Sole Power	Shared Power (2)	Percent of Class (1)
John D. Johns	184,673 (3)	4,200	*
R. Stephen Briggs	130,392 (3)	3,101	*
Allen W. Ritchie	28,740 (3)	0	*
Richard J. Bielen	60,377 (3)	0	*
Deborah J. Long	52,736 (3)	0	*
All current directors and executive officers as a group (11 persons)	551,491 (3)	7,301 (2)	*
*less than one percent

(1) The number of shares reported includes shares that are deemed to be beneficially owned under SEC regulations. Under these regulations, a person is generally deemed to beneficially own shares as to which such person holds or shares, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power. The total number of shares beneficially owned is subdivided, where applicable, into two categories: shares as to which voting/investment power is held solely and shares as to which voting/investment power is shared. The percentage calculation is based on the aggregate number of shares beneficially owned and on 69,910,031 shares of common stock outstanding on March 3, 2006.

(2) This column may include shares held in the name of a spouse, minor children, or certain other relatives sharing the same home as the director or officer, or held by the director or officer (or the spouse of the director or officer) as a trustee or as a custodian for children. Unless otherwise noted below, the directors and officers disclaim beneficial ownership of these shares.

(3) Includes shares allocated to accounts under PLC's 401(k) and Stock Ownership Plan as follows: Mr. Bielen - 14,664 shares; Mr. Briggs - 36,121 shares; Mr. Johns - 8,714 shares; Ms. Long - 3,157 shares; Mr. Ritchie - 981 shares; and all current directors and executive officers as a group - 93,241 shares.

Includes stock equivalents held under PLC's Deferred Compensation Plan for Officers, as follows: Mr. Bielen - 38,103 stock equivalents; Mr. Briggs - 75,734 stock equivalents; Mr. Johns - 165,327 stock equivalents; Ms. Long - 48,579 stock equivalents; Mr. Ritchie - 27,529 stock equivalents; and all current directors and executive officers as a group - 403,201 stock equivalents. Each stock equivalent entitles the participant to receive, upon distribution, one share of common stock.

Does not include the following stock appreciation rights (''SARs''): Mr. Bielen - 92,617 SARs; Mr. Briggs - 85,221 SARs; Mr. Johns - 514,802 SARs; Ms. Long - 38,762 SARs; Mr. Ritchie - 111,200 SARS; and all current directors and executive officers as a group - 991,336 SARs.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2005 and 2004 with respect to various services provided to PLC and its subsidiaries.

	2005	2004
Audit Fees	$3.6 million	$3.6 million
Audit Related Fees	0.1 million	0.2 million
Tax Fees	0.6 million	0.5 million
All Other Fees	0.0 million	0.0 million
Total	$4.3 million	$4.3 million

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

The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2007 was approved by the Audit Committee of PLC’s Board of Directors on March 6, 2006. The Audit Committee's policy is to pre-approve, generally for a twelve month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements (Item 8)

2. Financial Statement Schedules (see index annexed)

3. Exhibits:

The exhibits listed in the Exhibit Index on page 102 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Company in furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

By: /s/ JOHN D. JOHNS
Chairman of the Board and President
March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

(i) Principal Executive Officer
/s/ JOHN D. JOHNS	Chairman of the Board and President	March 31, 2006
John D. Johns

(ii) Principal Financial Officer
/s/ ALLEN W. RITCHIE	Executive Vice President,	March 31, 2006
Allen W. Ritchie	and Chief Financial Officer and Director

(iii) Principal Accounting Officer
/s/ STEVEN G. WALKER	Senior Vice President and Controller,	March 31, 2006
Steven G. Walker	and Chief Accounting Officer

(iv) Board of Directors:
*	Director	March 31, 2006
R. Stephen Briggs

*By: /s/ STEVEN G. WALKER_______
Steven G. Walker
Attorney-in-fact

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-2 (File No. 333-123529) and Form S-3 (File No. 333-126757) of Protective Life Insurance Company and subsidiaries of our report dated March 30, 2006, relating to the consolidated financial statements and financial statement schedules, which appears in this Form 10-K.

/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
March 31, 2006

EXHIBIT INDEX

Item Number			Document

****	2(a)	—	Stock Purchase Agreement
	2(b)	—
Stock Purchase Agreement Among Banc One Insurance Holdings, Inc., CBD Holdings Ltd., JPMorgan Chase & Co. and Protective Life Insurance Company dated as of February 7, 2006, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed February 13, 2006.

*	3(a)	—	Articles of Incorporation
*	3(b)	—	By-laws
**	4(a)	—	Group Modified Guaranteed Annuity Contract
***	4(b)	—	Individual Certificate
**	4(c)	—	Tax-Sheltered Annuity Endorsement
**	4(d)	—	Qualified Retirement Plan Endorsement
**	4(e)	—	Individual Retirement Annuity Endorsement
**	4(f)	—	Section 457 Deferred Compensation Plan Endorsement
*	4(g)	—	Qualified Plan Endorsement
**	4(h)	—	Application for Individual Certificate
**	4(i)	—	Adoption Agreement for Participation in Group Modified Guaranteed Annuity
***	4(j)	—	Individual Modified Guaranteed Annuity Contract
**	4(k)	—	Application for Individual Modified Guaranteed Annuity Contract
**	4(l)	—	Tax-Sheltered Annuity Endorsement
**	4(m)	—	Individual Retirement Annuity Endorsement
**	4(n)	—	Section 457 Deferred Compensation Plan Endorsement
**	4(o)	—	Qualified Retirement Plan Endorsement
****	4(p)	—	Endorsement — Group Policy
****	4(q)	—	Endorsement — Certificate
****	4(r)	—	Endorsement — Individual Contract
****	4(s)	—	Endorsement (Annuity Deposits) — Group Policy
****	4(t)	—	Endorsement (Annuity Deposits) — Certificate
****	4(u)	—	Endorsement (Annuity Deposits) — Individual Contracts
*****	4(v)	—	Endorsement — Individual
*****	4(w)	—	Endorsement — Group Contract/Certificate
******	4(x)	—	Endorsement (96) — Individual
******	4(y)	—	Endorsement (96) — Group Contract
******	4(z)	—	Endorsement (96) — Group Certificate
******	4(aa)	—	Individual Modified Guaranteed Annuity Contract (96)
*******	4(bb)	—	Settlement Endorsement
********	4(cc)	—	Cancellation Endorsement
*	10(a)	—	Bond Purchase Agreement
*	10(b)	—	Escrow Agreement
†	10(c)	—	Stock and Asset Purchase Agreement By and Among Protective Life

Corporation, Protective Life Insurance Company, Fortis, Inc. and Dental Care Holdings, Inc. dated July 9 incorporated by reference as Exhibit 10(e) to Protective’s Annual Report on Form 10-K for the year ended December 31, 2001.

†	10(d)	—
Indemnity Reinsurance Agreement By and Between Protective Life Insurance Company and Fortis Benefits Insurance Company dated December 31, 2001 incorporated by reference as Exhibit 10(f) to Protective’s Annual Report on Form 10-K for the year ended December 31, 2001.

†	10(e)	—
Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance Company, the several lenders from time to time party thereto, AmSouth Bank and Wachovia Capital Markets LLC, dated as of July 30, 2004, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2004.

†	10(f)	—
Lease Agreement dated as of February 1, 2000, between Wachovia Capital Investments, Inc. and Protective, filed as Exhibit 10(l) to PLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

†	10(f)(l)	—
First Amendment to Lease Agreement dated as of October 31, 2001, between Wachovia Capital Investments, Inc. and Protective, filed as Exhibit 10(l)(l) to PLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

†	10(g)	—
Investment and Participation Agreement dated as of February 1, 2000, among Protective and Wachovia Capital Investments, Inc., filed as Exhibit 10(m) to PLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

†	10(g)(1)	—
First Amendment to Investment and Participation Agreement and Lease Agreement dated as of November 30, 2002, among Protective, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(1) to PLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

†	10(g)(2)	—
Second Amendment to Investment and Participation Agreement and Lease Agreement dated as of March 11, 2002 among Protective, Wachovia Capital Investments, Inc., and SunTrust Bank and LaSalle Bank National Association, filed as Exhibit 10(m)(2) to PLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

†	10(g)(3)	—
Third Amendment to Investment and Participation Agreement and Lease Agreement dated as of July 22, 2002 among Protective, Wachovia Capital Investments, Inc., and SunTrust Bank an LaSalle Bank National Association, filed as Exhibit 10(m)(3) to PLC’s Annual Report on Form 10-K for the year ended December 31, 2002.

	10(h)	—	Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its Subsidiaries.
	24	—	Power of Attorney
	31(a)	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31(b)	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32(a)	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32(b)	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99	—	Safe Harbor for Forward-Looking Statements

*	Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 33-31940.
**	Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration Statement, Registration No. 33-31940.
***	Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-31940.
****	Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-57052.
*****	Previously filed or incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement, Registration No. 33-57052.
******	Previously filed or incorporated by reference from S-1 Registration Statement, Registration No. 333-02249.
*******	Previously filed or incorporated by reference from Amendment No. 1 to Form S-1 Registration Statement, Registration No. 333-02249.
********	Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 333-32784.

† Incorporated by reference.