Form 10-Q
period 2006-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2006-05-15
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______

Commission File Number 001-31901
Protective Life Insurance Company
(Exact name of registrant as specified in its charter)
Tennessee (State or other jurisdiction of incorporation or organization)	63-0169720 (IRS Employer Identification No.)
2801 Highway 280 South Birmingham, Alabama 35223 (Address of principal executive offices and zip code)
(205) 268-1000 (Registrant's telephone number, including area code)
________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares of Common Stock, $1.00 par value, outstanding as of May 15, 2006: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended March 31, 2006 INDEX

Part I.	Financial Information:
Item 1.	Financial Statements (unaudited):
Consolidated Condensed Statements of Income for the
Three Months ended March 31, 2006 and 2005
Consolidated Condensed Balance Sheets as of March 31, 2006
and December 31, 2005
Consolidated Condensed Statements of Cash Flows for the
Three Months ended March 31, 2006 and 2005
Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information:
Item 1A.	Risk Factors

Item 6.	Exhibits

Signature

PROTECTIVE LIFE INURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

Three Months Ended
March 31
2006	2005

Revenues
Gross premiums and policy fees	$480,748	$466,705
Reinsurance ceded	(249,086)	(279,534)
Net premiums and policy fees	231,662	187,171
Net investment income	282,452	275,695
Realized investment gains (losses): Derivative financial instruments	19,324	(5,847)
All other investments	4,015	27,877
Other income	17,428	14,211
Total revenues	554,881	499,107
Benefits and expenses Benefits and settlement expenses, net of reinsurance ceded: (three months: 2006 - $240,821; 2005 - $261,546)	349,608	300,435
Amortization of deferred policy acquisition costs	49,262	74,251
Other operating expenses, net of reinsurance ceded: (three months: 2006 - $37,269; 2005 - $36,303)	46,936	33,301
Total benefits and expenses	445,806	407,987
Income before income tax	109,075	91,120
Income tax expense	39,267	31,409
Net income	$69,808	$59,711

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
March 31	December 31
2006	2005

Assets Investments: Fixed maturities, at market (amortized cost: 2006 - $14,570,656; 2005 - $14,735,583)	$14,534,478	$15,037,225
Equity securities, at market (cost: 2006 - $82,041; 2005 - $79,322)	87,900	85,340
Mortgage loans on real estate	3,411,337	3,287,745
Investment in real estate, net of accumulated depreciation (2006 - $363; 2005 - $899)	61,223	65,301
Policy loans	456,147	458,825
Other long-term investments	260,447	273,768
Short-term investments	829,251	755,805
Total investments	19,640,783	19,964,009
Cash	7,619	52,086
Accrued investment income	189,892	185,546
Accounts and premiums receivable, net of allowance uncollectible amounts (2006 - $2,124; 2005 - $2,149)	43,329	60,983
Reinsurance receivables	3,105,664	2,993,240
Deferred policy acquisition costs	2,378,924	2,204,111
Goodwill	38,782	38,782
Property and equipment, net	40,560	41,484
Other assets	85,168	80,915
Income tax receivable	97,949	88,985
Assets related to separate accounts Variable annuity	2,447,968	2,377,124
Variable universal life	269,532	251,329
	$28,346,170	$28,338,594
Liabilities Policy liabilities and accruals	$12,167,947	$11,848,528
Stable value product account balances	5,873,092	6,057,721
Annuity account balances	3,330,897	3,388,005
Other policyholders' funds	146,637	147,233
Other liabilities	801,207	880,425
Deferred income taxes	255,909	290,231
Non-recourse funding obligations	150,000	125,000
Liabilities related to variable interest entities	42,388	42,604
Liabilities related to separate accounts Variable annuity	2,447,968	2,377,124
Variable universal life	269,532	251,329
	25,485,577	25,408,200
Commitments and contingent liabilities - Note 2
Share-owner's equity Preferred Stock, $1 par value, shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	932,805	932,805
Note receivable from PLC Employee Stock Ownership Plan	(1,995)	(2,507)
Retained earnings	1,959,417	1,889,611
Accumulated other comprehensive income (loss): Net unrealized gains (losses) on investments, net of income tax: (2006 - $(21,062); 2005 - $57,795)	(39,670)	104,753
Accumulated gain - hedging, net of income tax: (2006 - $2,673; 2005 - $393)	5,034	730
	2,860,593	2,930,394
	$28,346,170	$28,338,594

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three Months Ended
March 31
2006	2005

Cash flows from operating activities Net income	$69,808	$59,711
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment gains	(4,015)	(27,877)
Amortization of deferred policy acquisition costs	49,262	74,251
Capitalization of deferred policy acquisition costs	(111,132)	(98,572)
Depreciation expense	3,164	3,843
Deferred income tax	42,876	7,355
Accrued income tax	(8,964)	3,173
Interest credited to universal life and investment products	189,714	175,257
Policy fees assessed on universal life and investment products	(119,662)	(96,921)
Change in reinsurance receivables	(112,424)	(86,144)
Change in accrued investment income and other receivables	13,307	(8,134)
Change in policy liabilities and other policyholders' funds of traditional life and health products	262,122	157,264
Change in other liabilities	(54,915)	333,939
Other, net	(14,006)	732
Net cash provided by operating activities	205,135	497,877
Cash flows from investing activities Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	265,356	422,148
Equity securities	0	94
Sale of investments
Fixed maturities	2,073,708	1,028,680
Equity securities	1,858	1,326
Cost of investments acquired
Fixed maturities	(2,176,778)	(2,473,826)
Equity securities	(1,706)	(14,359)
Mortgage loans:
New borrowings	(262,617)	(131,113)
Repayments	141,448	92,263
Change in investment in real estate, net	9,647	1,478
Change in policy loans, net	2,678	10,435
Change in other long-term investments, net	18,402	6,141
Change in short-term investments, net	(83,017)	276,533
Purchase of property and equipment	(1,210)	(2,460)
Net cash used in investing activities	(12,231)	(782,660)
Cash flows from financing activities
Principal payments on line of credit arrangement and debt	0	(9)
Payments on liabilities related to variable interest entities	(216)	(457)
Issuance of non-recourse funding obligations	25,000	0
Investment product deposits and change in universal life deposits	486,646	734,458
Investment product withdrawals	(748,801)	(652,232)
Other financing activities, net	0	125,000
Net cash provided by (used in) financing activities	(237,371)	206,760
Change in cash	(44,467)	(78,023)
Cash at beginning of period	52,086	110,456
Cash at end of period	$7,619	$32,433

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in tables are in thousands)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The Company is a wholly-owned subsidiary of Protective Life Corporation ("PLC").

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or share-owner’s equity.

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

A number of civil jury verdicts have been returned against insurers and other providers of financial services involving sales practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Increasingly these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, like other financial services companies, in the ordinary course of business, is involved in such litigation and arbitration. Although the outcome of any such litigation or arbitration cannot be predicted, the Company believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

3. Operating Segments

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

•
The Life Marketing segment markets level premium term and term-like insurance (collectively “traditional life”), universal life, variable universal life and “bank owned life insurance” (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax, excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs and participating income from real estate ventures). Periodic settlements of derivatives associated with certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of deferred policy acquisition costs are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while deferred policy acquisition costs and goodwill are shown in the segments to which they are attributable.

There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to previously reported discontinued operations.

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands)
Revenues
Life Marketing	$188,230	$135,129
Acquisitions	101,451	102,546
Annuities	63,419	92,913
Stable Value Products	77,379	74,494
Asset Protection	69,218	64,760
Corporate and Other	55,184	29,265
Total revenues	$554,881	$499,107

Segment Operating Income
Life Marketing	$39,983	$37,698
Acquisitions	19,906	21,076
Annuities	4,396	3,811
Stable Value Products	12,344	14,399
Asset Protection	8,543	6,224
Corporate and Other	5,343	9,115
Total segment operating income	90,515	92,323

Realized investment gains (losses) - investments(1)	(1,311)	5,465
Realized investment gains (losses) - derivatives(2)	19,871	(6,668)
Income tax expense	(39,267)	(31,409)
Net income	$69,808	$59,711

(1) Realized investment gains (losses) - investments	$4,015	$27,877
Less participating income from real estate ventures	5,326	0
Less related amortization of DAC	0	22,412
	$(1,311)	$5,465

(2) Realized investment gains (losses) - derivatives	$19,324	$(5,847)
Less settlements on certain interest rate swaps	104	821
Less derivative losses related to certain annuities	(651)	0
	$19,871	$(6,668)

                                                                           Operating Segment Assets
                                                                           March 31, 2006
                                                                    (Dollars in thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,470,167	$3,869,571	$6,131,131	$5,761,450
Deferred policy acquisition costs	1,714,490	340,994	122,606	18,159
Goodwill	0	0	0	0
Total assets	$9,184,657	$4,210,565	$6,253,737	$5,779,609

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$709,475	$1,948,535	$38,135	$25,928,464
Deferred policy acquisition costs	154,812	27,863	0	2,378,924
Goodwill	38,782	0	0	38,782
Total assets	$903,069	$1,976,398	$38,135	$28,346,170

                                                                       Operating Segment Assets
                                                                          December 31, 2005
                                                                (Dollars in thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,205,218	$3,940,294	$6,062,542	$5,959,112
Deferred policy acquisition costs	1,584,121	304,837	128,930	19,102
Goodwill	0	0	0	0
Total assets	$8,789,339	$4,245,131	$6,191,472	$5,978,214

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$718,389	$2,172,036	$38,110	$26,095,701
Deferred policy acquisition costs	159,740	7,381	0	2,204,111
Goodwill	38,782	0	0	38,782
Total assets	$916,911	$2,179,417	$38,110	$28,338,594

4. Statutory Reporting Practices

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at March 31, 2006, and for the three months then ended, the Company and its insurance subsidiaries had combined capital and surplus of $1.4 billion and net loss of $58.3 million. At March 31, 2006, the combined asset valuation reserve held by the Company and its insurance subsidiaries was $103.1 million.

The statutory net loss for the first quarter of 2006 is the result of an increase in the level of reserves maintained for statutory reporting practices, combined with a loss from separate accounts related primarily to the Company’s market value adjusted annuities. An amendment to Actuarial Guideline 38 increased the level of statutory reserves required for certain universal life with secondary guarantee insurance products issued on or after July 1, 2005. Additionally, during 2005 statutory reserves required by Regulation XXX were reinsured with a special purpose finance captive insurance company wholly owned by the Company. A substantial portion of these reserves were previously reinsured with unaffiliated reinsurers.

5. Recently Issued Accounting Standards

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued SOP05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in FAS97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. The Company is currently evaluating the impact of SOP05-1, which is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, but does not currently believe that its adoption will have a material impact on its financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS155”). FAS155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FAS140”) and resolves issues addressed in FAS133 DIG Issue D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” FAS155 eliminates the exemption from applying the bifurcation requirements of FAS133 to interests in securitized financial assets, in an effort to ensure that similar instruments are accounted for consistently regardless of the form of the instrument. The Company is currently evaluating the impact FAS155, which is effective January 1, 2007, but does not currently believe that its adoption will have a material impact on its financial position or results of operations.

6. Comprehensive Income

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands)
Net income	$ 69,808	$ 59,711
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2006 - $(78,120); 2005 - $(44,440))	(147,126)	(82,531)
Change in accumulated gain-hedging, net of income tax: (three months: 2006 - $2,285; 2005 - $1,897)	4,303	3,523
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2006 - $1,442; 2005 - $(9,757))	2,703	(18,120)
Comprehensive income (loss)	$ (70,312)	$(37,417)

7. Retirement Benefit Plans

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended March 31
	2006	2005
	(Dollars in thousands)
Service cost - Benefits earned during the period	$2,576	$2,104
Interest cost on projected benefit obligations	2,496	2,408
Expected return on plan assets	(3,096)	(2,428)
Amortization of prior service cost	64	82
Amortization of actuarial losses	1,272	789
Net periodic benefit cost	$3,312	$2,955

PLC previously disclosed in its financial statements for the year ended December 31, 2005, that it expected its defined benefit pension plan and unfunded excess benefits plan expenses for 2006 to be $7.0 million and $1.2 million, respectively, and these estimates have not changed. PLC’s estimated expense related to the defined benefit pension plan equals its expected contributions to the plan during 2006. As of March 31, 2006, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the three months ended March 31, 2006 and 2005 was immaterial.

8. Non-Recourse Funding Obligations

The Company issued $25 million of non-recourse funding obligations during the first quarter of 2006, bringing the total amount outstanding to $150 million at March 31, 2006. The weighted average interest rate as of March 31, 2006, was 6.1%.

10. Stock-Based Compensation

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

Through December 31, 2005, PLC accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS123”), which was originally issued by the FASB in 1995. As originally issued, FAS123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. Effective January 1, 2006, PLC adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS123R”), using the modified prospective method, and accordingly, prior periods have not been restated. FAS123R requires companies to measure the cost of share-based payments to employees using a fair value model and to recognize that cost over the relevant service period. Since PLC elected to recognize the cost of its share-based compensation plans in its financial statements when it originally adopted FAS123, the adoption of FAS123R in the first quarter of 2006 did not have a material impact on PLC’s financial position, results of operations, or earnings per share.

In addition, FAS123R requires that an estimate of future award forfeitures be made at the grant date, while FAS123 permitted recognition of forfeitures on an as incurred basis. Prior to the adoption of FAS123R, PLC accounted for forfeitures as they occurred. This change in method related to forfeitures also did not have a material impact on PLC’s financial position or results of operations.

Prior to adopting FAS123R, PLC presented all tax benefits of deductions resulting from payouts of stock based compensation as operating cash flows. FAS123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards) from the date of adoption of FAS123R to be classified as a part of cash flows from financing activities. As a result of adopting FAS123R as of January 1, 2006, $2.4 million of excess tax benefits for the first quarter of 2006 have been classified as financing cash flows for PLC.

The criteria for payment of 2006 performance awards is based primarily upon a comparison of PLC’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multiline insurance companies. If PLC’s results are below the median of the comparison group (40th percentile for 2006 awards), no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC Common Stock.

Performance shares awarded in the first quarter of 2006 and their estimated fair value at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars in thousands)

2006	125,430	$6,100

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout. At March 31, 2006, the total outstanding performance shares related to these performance-based plans (including shares issued prior to January 1, 2006) measured at maximum payouts were 1,080,201.

During the first quarter of 2006, SARs were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the PLC’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for the first quarter of 2006 is as follows:

	Weighted Average Base Price	No. of SARs
Balance at December 31, 2005	$26.89	1,467,210
SARs granted	48.60	46,900
SARs exercised	20.30	(260,199)
Balance at March 31, 2006	$29.07	1,253,911

The outstanding SARs at March 31, 2006, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$22.31	520,111	3	520,111
31.26	50,000	4	50,000
31.29	2,500	4	2,500
32.00	435,000	5	0
26.49	80,000	6	0
41.05	119,400	8	11,100
48.60	46,900	9	0

The SARs issued in the first quarter of 2006 had estimated fair values at grant date of $0.7 million. The fair value of the 2006 SARs was estimated using a Black-Scholes option pricing model. The assumptions used varied depending on the vesting period of the awards. Assumptions used in the model were as follows: expected volatility ranged from 16.1% to 32.5%, the risk-free interest rate ranged from 4.9% to 5.0%, a dividend rate of 1.6%, a zero forfeiture rate, and the expected exercise date ranged from 2011 to 2014. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

PLC recognizes all stock based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $1.1 million for the first quarter of 2006. Additionally, as of March 31, 2006, $16.3 million of unrecognized expense related to PLC’s stock-based compensation plans is expected to be recognized in future periods through December 31, 2009. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s share-owners’ equity, net of deferred taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in tables are in thousands unless otherwise noted)

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

INTRODUCTION

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

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by FAS131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statements of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; the financial services industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we may not be able to close our pending acquisition, or may not be able to achieve the expected results once it is consummated; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital; and new accounting rules or changes to existing accounting rules could negatively impact us. Please refer to Exhibit 99 for additional information about these factors that could affect future results.

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

OVERVIEW

In the following discussion, segment operating income is defined as income before income tax, excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and participating income from real estate ventures). Periodic settlements of derivatives associated with certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Segment Operating Income
Life Marketing	$39,983	$37,698	6.1%
Acquisitions	19,906	21,076	(5.6)
Annuities	4,396	3,811	15.3
Stable Value Products	12,344	14,399	(14.3)
Asset Protection	8,543	6,224	37.3
Corporate and Other	5,343	9,115	(41.4)
Total segment operating income	90,515	92,323	(2.0)

Realized investment gains (losses) - investments(1)	(1,311)	5,465
Realized investment gains (losses) - derivatives(2)	19,871	(6,668)
Income tax expense	(39,267)	(31,409)
Net income	$69,808	$59,711	16.9

(1) Realized investment gains (losses) - investments	$4,015	$27,877
Less participating income from real estate ventures	5,326	0
Less related amortization of DAC	0	22,412
	$(1,311)	$5,465

(2) Realized investment gains (losses) - derivatives	$19,324	$(5,847)
Less settlements on certain interest rate swaps	104	821
Less derivative losses related to certain annuities	(651)	0
	$19,871	$(6,668)

Net income for the first three months of 2006 reflects a slight decline in segment operating income, offset by higher net realized investment gains. Net realized investment gains were $18.6 million for the first three months of 2006, compared to net realized investment losses of $1.2 million for the same period of 2005, a change of $19.8 million. Life Marketing segment operating income was $40.0 million in the current quarter, an increase of 6.1% over the prior year’s quarter. The increase in the quarter was attributable to growth in business in-force due to strong sales in prior periods, partially offset by higher mortality and expenses. The quarterly decline in the Acquisitions segment’s operating income is due to the normal runoff of the segment’s previously acquired blocks of business. Improvement in the equity markets and increasing account balances contributed to the quarterly increase of 15.3% in the Annuities segment’s earnings, while spread compression due to increasing short term interest rates caused operating income to decline 14.3% for the first quarter of 2006 in the Stable Value Products segment compared to the same period of 2005. The 37.3% increase over the prior year in the Asset Protection segment’s operating income is primarily due to improvements in the segment’s inventory protection product line.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data the Company uses to evaluate its segments are presented. Sales statistics are used by the Company to measure the relative progress in its marketing efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned (target) premiums plus 6% of amounts received in excess of target premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

Sales and life insurance in-force amounts are derived from the Company’s various sales tracking and administrative systems and are not derived from the Company’s financial reporting systems or financial statements. Mortality variances are derived from actual claims compared to expected claims. These variances do not represent the net impact to earnings due to the interplay of reserves and DAC amortization.

Life Marketing
The Life Marketing segment markets level premium term and term-like insurance (collectively “traditional life”), universal life (“UL”), variable universal life and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations. Segment results were as follows:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$325,364	$273,769	18.8%
Reinsurance ceded	(208,631)	(199,746)	4.4
Net premiums and policy fees	116,733	74,023	57.7
Net investment income	72,604	60,915	19.2
Other income	(1,107)	191	(679.6)
Total operating revenues	188,230	135,129	39.3

BENEFITS AND EXPENSES
Benefits and settlement expenses	135,899	89,784	51.4
Amortization of deferred policy acquisition costs	19,466	17,827	9.2
Other operating expenses	(7,118)	(10,180)	(30.1)
Total benefits and expenses	148,247	97,431	52.2

OPERATING INCOME	39,983	37,698	6.1

INCOME BEFORE INCOME TAX	$39,983	$37,698	6.1

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Sales By Product
Traditional	$37,476	$34,508	8.6%
Universal life	31,488	32,747	(3.8)
Variable universal life	1,285	1,138	12.9
	$70,249	$68,393	2.7

Sales By Distribution Channel
Brokerage general agents	$38,179	$36,173	5.5
Independent agents	13,800	17,309	(20.3)
Stockbrokers/banks	13,567	12,670	7.1
BOLI/other	4,703	2,241	109.9
	$70,249	$68,393	2.7

Average Life Insurance In-Force(1)
Traditional	$363,267,522	$328,905,530	10.4
Universal life	49,263,933	43,105,270	14.3
	$412,531,455	$372,010,800	10.9

Average Account Values
Universal life	$4,619,947	$3,876,441	19.2
Variable universal life	260,431	217,131	19.9
	$4,880,378	$4,093,572	19.2

Mortality Experience (2)	$(201)	$1,252

(1) Amounts are not adjusted for reinsurance ceded. (2) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income increased 6.1% from the first quarter of 2005. This increase is the result of a 39.3% increase in total revenues resulting from moderate increases in sales of new business and growth of life insurance in-force and average account values. The increase in revenues was partially offset by 52.2% higher overall benefits and expenses. Additionally, as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, during 2005 the Company reduced its reliance on reinsurance (see additional comments below) and entered into a capital markets solution to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements. In addition to the expected fluctuations in premiums and benefits and settlement expenses discussed below, earnings emerge more slowly under a capital markets structure relative to the previous reinsurance structure utilized by the Company.

Net premiums and policy fees grew by 57.7% in the current quarter due in part to the growth in life insurance in-force achieved over the last several quarters. Net premiums and policy fees are also higher than the prior year due to an increase in retention levels on certain newly written traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term insurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results. Net investment income increased 19.2% for the quarter, reflecting the growth of the segment’s assets caused by the increase in life reserves, offset by lower investment yields.

Benefits and settlement expenses were 51.4% higher than the first quarter of 2005, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products, higher credited interest on UL products resulting from increases in account values, and unfavorable fluctuations in mortality experience. Mortality (actual results compared to pricing) for the current quarter was $0.2 million unfavorable, compared to a favorable mortality variance of $1.3 million for the same period of 2005, an unfavorable change of $1.5 million. The estimated mortality negative impact on earnings for the first quarter of 2006 was $0.8 million, which was approximately $0.7 million less favorable than the same period of 2005. Amortization of DAC was 9.2% higher for the first quarter of 2006 compared to the same period of 2005 primarily due to growth of life insurance in-force and the change in the Company’s reinsurance strategy.

Other operating expenses for the segment were as follows:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)

First year commissions	$94,268	$80,048	17.8%
Renewal commissions	8,404	7,794	7.8
First year ceding allowances	(32,832)	(40,353)	(18.6)
Renewal ceding allowances	(46,332)	(38,126)	21.5
General & administrative	43,660	46,891	(6.9)
Taxes, licenses and fees	7,356	6,480	13.5
Other operating expenses incurred	74,524	62,734	18.8

Less commissions, allowances & expenses capitalized	(81,642)	(72,914)	12.0

Other operating expenses	$(7,118)	$(10,180)	(30.1)

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

Other operating expenses for the segment have increased from the prior year as a result of lower DAC capitalization, primarily due to lower UL sales. Amounts capitalized as DAC generally include first year commissions and allowances and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter. The first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods.

Sales for the segment increased 2.7% versus the first quarter of 2005 primarily due to an increase in traditional life sales. Traditional life sales were negatively impacted during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance. The Company was able to improve its competitive position with respect to these products in the second quarter of 2005 by reducing its reliance on reinsurance for certain newly written traditional products. As a result, traditional life sales improved during the second half of 2005, and this upward trend in traditional life sales continued in the first quarter of 2006. UL sales declined 3.8% during the current quarter, compared to the first quarter of 2005, as a result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”). The Company expects UL sales to continue to decline during the second quarter of 2006 compared to the sales levels achieved in 2005. See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein. Sales of BOLI business improved from 2005. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$62,986	$65,500	(3.8)%
Reinsurance ceded	(16,642)	(20,029)	(16.9)
Net premiums and policy fees	46,344	45,471	1.9
Net investment income	54,490	56,714	(3.9)
Other income	617	361	70.9
Total operating revenues	101,451	102,546	(1.1)

BENEFITS AND EXPENSES
Benefits and settlement expenses	67,454	66,399	1.6
Amortization of deferred policy acquisition costs	6,335	7,071	(10.4)
Other operating expenses	7,756	8,000	(3.1)
Total benefits and expenses	81,545	81,470	0.1

OPERATING INCOME	19,906	21,076	(5.6)

INCOME BEFORE INCOME TAX	$19,906	$21,076	(5.6)

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$10,166,239	$11,190,436	(9.2)%
Universal life	16,455,957	17,633,906	(6.7)
	$26,622,196	$28,824,342	(7.6)

Average Account Values
Universal life
Fixed annuity(2)	$1,688,627	$1,715,584	(1.6)
Variable annuity	209,049	215,707	(3.1)
	65,543	83,925	(21.9)
	$1,963,219	$2,015,216	(2.6)

Interest Spread - UL & Fixed Annuities
Net investment income yield	6.87%	7.09%
Interest credited to policyholders	5.10	5.15
Interest spread	1.77%	1.94%

Mortality Experience(3)	$267	$447

(1) Amounts are not adjusted for reinsurance ceded. (2) Includes general account balances held within variable annuity products. (3) Represents a favorable variance as compared to pricing assumptions.

Policies acquired through this segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage.

Net premiums and policy fees increased 1.9% during the current period compared to the first quarter of 2005. Net premiums for the first quarter of 2005 were decreased by payment of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million. Excluding the impact of this transaction, net premiums and policy fees decreased $3.0 million (6.0%) during the first quarter of 2006, compared to the same period of 2005. This decline is the result of the runoff of the acquired blocks of business.

Net investment income was also lower in the first quarter of 2006 compared to the same period in 2005 due to the runoff of business and lower overall earned rates. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The interest spread declined 17 basis points from the first quarter of 2005.

Benefits and settlement expenses for the first quarter of 2006 are 1.6% higher than the comparable period of 2006 due to the impact of the reinsurance payments in the first quarter of 2005 mentioned above. Excluding the impact of this transaction, benefits and settlement expenses decreased $2.5 million (3.5%) during the first quarter of 2006 compared to the same period of 2005. This decrease is due to the decline in in-force business. Amortization of DAC decreased 10.4% during the current quarter compared to the same period of 2005 due to the overall decline in business. Other operating expenses decreased 3.1% from the first quarter of 2005 due to lower commissions resulting from lower net premiums and reductions in other general expenses.

The segment’s life insurance in-force and UL and annuity account values have declined from 2005 levels as no new acquisitions have been made since 2002. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company continues to pursue suitable acquisitions as they become available.

On February 7, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies. This transaction is subject to certain regulatory approvals and is currently expected to close during the third quarter of 2006.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$8,144	$7,840	3.9%
Reinsurance ceded	0	0	0.0
Net premiums and policy fees	8,144	7,840	3.9
Net investment income	53,486	56,146	(4.7)
Realized gains (losses) - derivatives	(651)	0	n/a
Other income	2,531	1,465	72.8
Total operating revenues	63,510	65,451	(3.0)

BENEFITS AND EXPENSES
Benefits and settlement expenses	47,313	48,080	(1.6)
Amortization of deferred policy acquisition costs	5,126	7,226	(29.1)
Other operating expenses	6,675	6,334	5.4
Total benefits and expenses	59,114	61,640	(4.1)

OPERATING INCOME	4,396	3,811	15.3

Realized gains (losses) - derivatives	0	(162)
Realized gains (losses) - investments	(90)	27,624
Related amortization of DAC	0	(22,412)
INCOME BEFORE INCOME TAX	$4,306	$8,861	(51.4)

The following table summarizes key data for the Annuities segment:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Sales
Fixed annuity	$92,090	$59,568	54.6%
Variable annuity	73,731	77,003	(4.2)
	$165,821	$136,571	21.4

Average Account Values
Fixed annuity(1)	$3,422,366	$3,442,520	(0.6)
Variable annuity	2,358,898	2,194,782	7.5
	$5,781,264	$5,637,302	2.6

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.14%	6.60%
Interest credited to policyholders	5.39	5.60
Interest spread	0.75%	1.00%

	As of March 31
	2006	2005

GMDB - Net amount at risk(3)	$120,269	$198,954
GMDB - Reserves	$2,561	$4,382
S&P 500 Index	1,295	1,181

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating revenues decreased 3.0% compared to the first quarter of 2005, primarily as a result of lower net investment income. Additional income resulting from the modest 2.6% increase in average account balances was reduced by lower interest spreads. Interest spreads on fixed annuities declined 25 basis points compared to the first quarter of 2005, primarily due to the rebalancing of the investment portfolio discussed below. The increase in other income is primarily due to an increase in asset-based fees.

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large realized investment gains for the three months ended March 31, 2005. These gains were partially offset by $22.4 million in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio beginning in the second quarter of 2005. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread.

Total benefits and expenses decreased 4.1% for the quarter compared to the same period of 2005. Benefits and settlement expenses for the first three months of 2006 are $0.8 million lower than the same period of the prior year due to reductions in credited interest rates in its market value adjusted annuity line, partially offset by less favorable mortality. Mortality was $1.6 million unfavorable for the first quarter of 2006, compared to a $1.2 million unfavorable mortality variance for the same period of 2005, an unfavorable variance of $0.4 million. These unfavorable mortality variances primarily relate to the nonrecurring sales of $122 million of single premium immediate annuities on approximately 28 lives sold in the fourth quarter of 2004 in a structured transaction. Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

The decrease in DAC amortization for the quarter is primarily the result of lower gross profits in the market value adjusted and variable deferred annuity lines resulting from fourth quarter 2005 unlocking. DAC is amortized in proportion to gross profits, so decreased gross profits results in less DAC amortization.

Total sales are 21.4% higher than the prior year. Sales of fixed annuities increased 54.6% as a result of higher interest rates compared to the first quarter of 2005 and strong sales increases in the equity indexed annuity product introduced in 2005. Sales of variable annuities decreased 4.2% from the first quarter of 2005. A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 39.5%.

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

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
REVENUES
Net investment income	$82,233	$73,875	11.3%

BENEFITS AND EXPENSES
Benefits and settlement expenses	67,463	57,169	18.0
Amortization of deferred policy acquisition costs	1,229	1,084	13.4
Other operating expenses	1,197	1,223	(2.1)
Total benefits and expenses	69,889	59,476	17.5

OPERATING INCOME	12,344	14,399	(14.3)

Realized gains (losses)	(4,854)	619
INCOME BEFORE INCOME TAX	$7,490	$15,018	(50.1)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Sales
GIC	$46,200	$24,050	92.1%
GFA - Registered Notes - Institutional	0	350,000	n/a
GFA - Registered Notes - Retail	40,841	31,845	28.2
	$87,041	$405,895	(78.6)

Average Account Values	$5,976,606	$5,716,571	4.5

Operating Spread
Net investment income yield	5.60%	5.33%
Interest credited	4.60	4.12
Operating expenses	0.16	0.17
Operating spread	0.84%	1.04%

Operating income declined 14.3% for the first quarter of 2006 compared to the same period of 2005. This decline is primarily due to spread compression of 20 basis points, partially offset by a 4.5% growth in average account balances. The primary driver of the spread compression has been increasing short term interest rates, resulting in higher interest credited rates. The segment continues to review its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain interest spreads. Operating spreads are not expected to change significantly during the remainder of 2006. The moderate growth in average account balances was primarily driven by sales of the Company’s registered funding agreement-backed notes program over the past two years.

Total sales were 78.6% lower than the first quarter of 2005. The Company is not currently participating in the institutional market due to current market conditions and in order to conserve capital in anticipation of the Chase Insurance Group acquisition. This transaction is expected to close during the third quarter of 2006, at which time the segment plans to reenter the institutional market. Both GIC and retail note sales improved during the first quarter of 2006 compared to the same period of 2005.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product. Segment results were as follows:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$73,744	$105,804	(30.3)%
Reinsurance ceded	(23,809)	(56,923)	(58.2)
Net premiums and policy fees	49,935	48,881	2.2
Net investment income	7,364	7,446	(1.1)
Other income	11,919	8,433	41.3
Total operating revenues	69,218	64,760	6.9

BENEFITS AND EXPENSES
Benefits and settlement expenses	22,208	26,529	(16.3)
Amortization of deferred policy acquisition costs	16,152	17,546	(7.9)
Other operating expenses	22,315	14,461	54.3
Total benefits and expenses	60,675	58,536	3.7

OPERATING INCOME	8,543	6,224	37.3
INCOME BEFORE INCOME TAX	$8,543	$6,224	37.3

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Sales
Credit insurance	$31,847	$50,106	(36.4)%
Service contracts	53,717	47,138	14.0
Other products	16,921	9,075	86.5
	$102,485	$106,319	(3.6)

Loss Ratios (1)
Credit insurance	34.1%	32.1%
Service contracts	66.1	73.4
Other products	31.6	62.0
(1) Incurred claims as a percentage of earned premiums.

Operating income increased 37.3% during the first quarter of 2006 compared to the same period of 2005. Within the segment’s core product lines, service contract earnings improved $0.2 million, earnings from other products improved $2.0 million, and credit insurance earnings were unchanged for the quarter. $1.5 million of the improvement in earnings from other products is related to the segment’s IPP line. IPP earnings improved due to higher premiums and favorable claim results during the current quarter. The remaining $0.5 million improvement in earnings from other products is related to the segment’s GAP product line.

Net premiums and policy fees increased 2.2% primarily as a result of a 58.2% decrease in ceded premiums, partially offset by a decline in credit insurance in-force. Other income increased 41.3% from the prior year due to increases in administrative fees on service contracts primarily resulting from the increased volume of contracts sold in this product line.

Benefits and settlement expenses decreased 16.3% from the first quarter of 2005, reflecting the decrease in the segment’s net premiums. In addition to lower net premiums, benefits and settlement expenses have also been favorably impacted by improved loss ratios, most notably in the service contract and other product lines. Although loss ratios were slightly higher in the credit insurance lines during the first quarter of 2006 compared to the same quarter of 2005, the current quarter results still compare favorably with the 2005 year-to-date loss ratio of 36.7% in this line. Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes. The decrease in the loss ratio for other products during the first quarter of 2006 is the result of favorable claims experience, primarily related to the inventory protection product. Amortization of DAC for the first quarter of 2006 was lower than the comparable period of 2005 due to the decline in the segment’s credit business. Other operating expenses have increased in 2006 compared to the prior period primarily due to higher commissions on service contracts due to increased volume.

Total segment sales decreased 3.6% for the first quarter, compared to the same period of 2005 primarily due to a 56.1% decrease in sales of credit insurance through financial institutions. The bulk of these sales are derived from a third party administrator relationship which is in runoff. We therefore expect these sales to continue to decline during 2006 compared to 2005 amounts. Credit insurance sold through automobile dealers increased 10.3% from the prior year, resulting in a net decline in total credit insurance sales of 36.4% for the quarter. Service contract sales continued to improve in the first quarter, exceeding the prior year amounts by 14.0%. The first quarter improvement in service contract sales is comprised of an increase of $7.4 million and a decrease of $0.8 million, respectively, in the vehicle and marine lines.

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

The following table summarizes results for this segment:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Operating income (1)	$5,343	$9,115	$(3,772)

Realized gains and losses - investments	3,945	(75)	4,020
Realized gains and losses - derivatives	19,559	(6,798)	26,357
Income before income tax	$28,847	$2,242	$26,605

(1) Includes settlements on interest rate swaps of $104 and $821 for the three months ended March 31, 2006 and 2005, respectively. Also includes participating income from real estate ventures of $5,326 and $0 for 2006 and 2005, respectively.

Operating income decreased $3.8 million from the first quarter of 2005 as a result of lower investment income on unallocated capital, offset by higher participating income from real estate ventures and prepayment fees on mortgage loans. Results for the runoff insurance lines improved compared to the prior year, with operating losses of $0.1 million for the first quarter of 2006 compared to losses of $2.8 million for the same period of 2005.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended March 31
	2006	2005	Change
	(Dollars in thousands)
Fixed maturity gains	$16,215	$36,763	$(20,548)
Fixed maturity losses	(20,609)	(6,397)	(14,212)
Equity gains	235	138	97
Equity losses	0	(807)	807
Impairments on fixed maturity securities	0	(246)	246
Impairments on equity securities	0	0	0
Other	8,174	(1,574)	9,748
Total realized gains (losses) - investments	$4,015	$27,877	$(23,862)

Foreign currency swaps	$926	$(3,977)	$4,903
Foreign currency adjustments on stable value contracts	(744)	4,225	(4,969)
Derivatives related to mortgage loan commitments	19,698	4,870	14,828
Derivatives related to various investments	(556)	(10,965)	10,409
Total realized gains (losses) - derivatives	$19,324	$(5,847)	$25,171

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The absence of impairments for the first quarter of 2006 compared to impairments of $0.2 million for the same period of 2005 reflects a general improvement in the corporate credit environment. The $8.2 million of other realized gains recognized in the first quarter of 2006 includes gains of $4.9 million related to real estate investments, a loss of $0.9 million related to mortgage loans, and a $4.3 million decrease in the Company’s allowance for mortgage loan credit losses. Additional details on the Company’s investment performance and evaluation is provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The Company recorded a net realized gain resulting from these securities of $0.2 million in the first quarter of both 2006 and 2005. These gains were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The gains from these securities in the first quarter were the result of increasing interest rates in the current quarter.

The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For the first quarter of 2006, a portion of the change, a net $3.6 million increase in realized gains (losses) resulted from higher interest rates in 2006, which impacted the fair value of certain interest rate swaps and options. During the first quarter of 2006, a net $0.2 million decrease in realized gains (losses) resulted from embedded derivatives within annuity contracts and reinsurance agreements.

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

The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2006, the Company's fixed maturity investments had a market value of $14.5 billion, which is less than 1% below amortized cost of $14.6 billion. The Company had $3.4 billion in mortgage loans at March 31, 2006. While the Company's mortgage loans do not have quoted market values, at March 31, 2006, the Company estimates the market value of its mortgage loans to be $3.5 billion (using discounted cash flows from the next call date), which is 1.2% above amortized cost. Most of the Company's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	March 31, 2006		December 31, 2005
	(Dollars in thousands)
Publicly-issued bonds	$12,618,266	64.2%	$13,232,599	66.3%
Privately-issued bonds	1,916,128	9.8	1,802,118	9.0
Redeemable preferred stock	84	0.0	2,508	0.0
Fixed maturities	14,534,478	74.0	15,037,225	75.3
Equity securities	87,900	0.5	85,340	0.4
Mortgage loans	3,411,337	17.4	3,287,745	16.5
Investment real estate	61,223	0.3	65,301	0.3
Policy loans	456,147	2.3	458,825	2.3
Other long-term investments	260,447	1.3	273,768	1.4
Short-term investments	829,251	4.2	755,805	3.8
Total investments	$19,640,783	100.0%	$19,964,009	100.0%

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.9 billion at March 31, 2006, representing 9.8% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary. At March 31, 2006, securities with a market value of $329.1 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of its portfolio within general guidelines. The following table shows the Company's fixed maturities by credit rating at March 31, 2006.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars in thousands)
AAA	$5,990,192	41.2%
AA	512,469	3.5
A	2,436,240	16.8
BBB	4,489,772	30.9
Investment grade	13,428,673	92.4
BB	684,584	4.7
B	356,968	2.5
CCC or lower	14,809	0.1
In or near default	49,396	0.3
Below investment grade	1,105,757	7.6
Redeemable preferred stock	48	0.0
Total	$14,534,478	100.0%

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of March 31, 2006.

Creditor	Market Value
(Dollars in millions)
Dominion Resources	$81.9
Wachovia	76.1
Bank of America	75.8
Comcast	75.1
Kinder Morgan	74.7
Progress Energy	70.9
Berkshire Hathaway	69.9
Entergy	69.7
Bellsouth	69.4
American Electric Power	67.8

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

The Company generally considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairment. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

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

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2006, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At March 31, 2006, the Company had an overall pretax net unrealized loss of $29.5 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at March 31, 2006, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$3,423,827	36.9%	$3,495,385	36.3%	$(71,558)	21.8%
>90 days but <= 180 days	2,013,945	21.7	2,074,889	21.6	(60,944)	18.6
>180 days but <= 270 days	3,171,613	34.1	3,304,241	34.4	(132,628)	40.5
>270 days but <= 1 year	73,116	0.8	77,919	0.8	(4,803)	1.5
>1 year but <= 2 years	427,191	4.6	455,065	4.7	(27,874)	8.5
>2 years but <= 3 years	151,720	1.6	164,357	1.7	(12,637)	3.9
>3 years but <= 4 years	266	0.0	299	0.0	(33)	0.0
>4 years but <= 5 years	323	0.0	389	0.0	(66)	0.0
>5 years	26,230	0.3	43,474	0.5	(17,244)	5.2
Total	$9,288,231	100.0%	$9,616,018	100.0%	$(327,787)	100.0%

At March 31, 2006, securities with a market value of $26.3 million and $16.7 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $16.6 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at March 31, 2006, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
Agency Mortgages	$2,260,530	24.3%	$2,336,129	24.3%	$(75,599)	23.1%
Banking	583,395	6.3	603,737	6.3	(20,342)	6.2
Basic Industrial	255,508	2.8	267,012	2.8	(11,504)	3.5
Brokerage	162,143	1.7	167,302	1.7	(5,159)	1.6
Canadian Govt Agencies	19,186	0.2	19,788	0.2	(602)	0.2
Capital Goods	67,350	0.7	69,159	0.7	(1,809)	0.6
Communications	239,772	2.6	256,095	2.7	(16,323)	5.0
Consumer Cyclical	218,337	2.4	230,877	2.4	(12,540)	3.8
Consumer Noncyclical	195,653	2.1	202,909	2.1	(7,256)	2.2
Electric	954,831	10.3	993,703	10.3	(38,872)	11.9
Energy	167,686	1.8	174,488	1.8	(6,802)	2.1
Finance Companies	192,840	2.1	201,880	2.1	(9,040)	2.7
Insurance	196,779	2.1	204,387	2.2	(7,608)	2.3
Municipal Agencies	3,221	0.0	3,268	0.0	(47)	0.0
Natural Gas	412,558	4.4	431,563	4.5	(19,005)	5.8
Non-Agency Mortgages	2,826,353	30.5	2,901,129	30.2	(74,776)	22.8
Other Finance	96,557	1.0	102,246	1.1	(5,689)	1.7
Other Industrial	76,299	0.8	79,218	0.8	(2,919)	0.9
Other Utility	21	0.0	44	0.0	(23)	0.0
Technology	77,476	0.8	80,911	0.8	(3,435)	1.0
Transportation	199,532	2.2	206,249	2.1	(6,717)	2.0
U.S. Government	75,147	0.8	76,697	0.8	(1,550)	0.5
U.S. Govt Agencies	7,057	0.1	7,227	0.1	(170)	0.1
Total	$9,288,231	100.0%	$9,616,018	100.0%	$(327,787)	100.0%

The range of maturity dates for securities in an unrealized loss position at March 31, 2006 varies, with 6.4% maturing in less than 5 years, 19.7% maturing between 5 and 10 years, and 73.9% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at March 31, 2006.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
AAA/AA/A	$6,580,262	70.8%	$6,771,797	70.4%	$(191,535)	58.4%
BBB	2,345,088	25.3	2,444,488	25.4	(99,400)	30.4
Investment grade	8,925,350	96.1	9,216,285	95.8	(290,935)	88.8
BB	256,254	2.8	270,342	2.8	(14,088)	4.3
B	69,268	0.7	75,950	0.8	(6,682)	2.0
CCC or lower	37,359	0.4	53,441	0.6	(16,082)	4.9
Below investment grade	362,881	3.9	399,733	4.2	(36,852)	11.2
Total	$9,288,231	100.0%	$9,616,018	100.0%	$(327,787)	100.0%

At March 31, 2006, securities in an unrealized loss position that were rated as below investment grade represented 3.9% of the total market value and 11.2% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $27.2 million. Securities in an unrealized loss position rated less than investment grade were 1.8% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$94,195	26.0%	$96,795	24.3%	$(2,600)	7.1%
>90 days but <= 180 days	65,205	18.0	68,273	17.1	(3,068)	8.3
>180 days but <= 270 days	61,199	16.9	64,517	16.1	(3,318)	9.0
>270 days but <= 1 year	19,404	5.3	20,000	5.0	(596)	1.6
>1 year but <= 2 years	88,128	24.3	97,794	24.5	(9,666)	26.2
>2 years but <= 3 years	11,255	3.1	12,565	3.1	(1,310)	3.6
>3 years but <= 4 years	164	0.0	189	0.0	(25)	0.1
>4 years but <= 5 years	49	0.0	52	0.0	(3)	0.0
>5 years	23,282	6.4	39,548	9.9	(16,266)	44.1
Total	$362,881	100.0%	$399,733	100.0%	$(36,852)	100.0%

At March 31, 2006, below investment grade securities with a market value of $23.7 million and $15.8 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $21.4 million and $15.8 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. For the first quarter of 2006, the Company recorded pretax other-than-temporary impairments in its investments of $0.0 million compared to $0.2 million for the comparable period of 2005.

As previously discussed, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its positions as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the three months ended March 31, 2006, the Company sold securities in an unrealized loss position with a market value of $1,721.1 million resulting in a realized loss of $20.6 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars in thousands)
<= 90 days	$1,022,207	59.4%	$(1,760)	8.5%
>90 days but <= 180 days	262,394	15.2	(6,570)	31.9
>180 days but <= 270 days	420,879	24.5	(10,962)	53.2
>270 days but <= 1 year	0	0.0	(0)	0.0
> 1 year	15,622	0.9	(1,317)	6.4
Total	$1,721,102	100.0%	$(20,609)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At March 31, 2006 and December 31, 2005, the Company's allowance for mortgage loan credit losses was $2.5 million and $6.8 million, respectively.

During the first quarter of 2005, Winn-Dixie Stores, Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At March 31, 2006, the Company had 20 loans amounting to $55.1 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 7 loans with balances of $13.5 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At March 31, 2006, the rents from Winn-Dixie represented approximately 45% of the total rents applicable to the properties underlying these loans (including approximately 69% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company’s mortgage loan portfolio. At March 31, 2006, the Company’s mortgage loan portfolio included 11 properties with rejected leases under this reorganization plan. Within the 11 loans on these properties, the Company has identified 2 potential impairments, and the mortgage loan allowance for credit losses at March 31, 2006 included $0.9 million related to these loans. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2006, approximately $437.1 million of the Company’s mortgage loans have this participation feature.

At March 31, 2006, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At March 31, 2006, the Company had policy liabilities and accruals of $12.2 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.85%.

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

The primary focus of the Company’s asset/liability program is the management of interest rate risk within the insurance operations. This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category and for the Company as a whole. It is the Company’s policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

Combinations of interest rate swap contracts, futures contracts, and option contracts are used to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates for certain investments, primarily outstanding mortgage loan commitments and mortgage-backed securities. Swap contracts are also used to alter the effective durations of assets and liabilities and to mitigate the inflation risk caused by the issuance of inflation adjusted notes through the Stable Value Products segment. The Company uses foreign currency swaps to manage its exposure to currency exchange risk on certain stable value contracts denominated in foreign currencies, primarily the European Euro. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. At March 31, 2006, the Company had outstanding mortgage loan commitments of $951.9 million at an average rate of 6.02%.

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

While the Company generally anticipates that its cash flows will be sufficient to meet its investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Additionally, the Company may, from time to time, sell short-duration stable value products to complement its cash management practices. The Company has also used securitization transactions involving its commercial mortgage loans to increase liquidity.

The Company’s positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. The Company employs a formal asset/liability program to manage the cash flows of its investment portfolio relative to its long-term benefit obligations. See additional discussion of the Company’s asset/liability program in the “Market Risk Exposures” section.

The Company was committed at March 31, 2006, to fund mortgage loans in the amount of $951.9 million. The Company held $836.9 million in cash and short-term investments at March 31, 2006.

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

Capital Resources

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, has $150 million of non-recourse funding obligations outstanding at March 31, 2006, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or its parent company, PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (Regulation XXX). Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company or any of PLC’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although PLC has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

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

Contractual Obligations

The table below sets forth future maturities of stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, liabilities related to variable interest entities, policyholder obligations, and non-recourse funding obligations.

	2006	2007-2008	2009-2010	After 2010
	(Dollars in thousands)
Stable value products(a)	$911,276	$2,818,136	$953,826	$1,189,855
Operating leases(b)	3,894	8,658	6,528	4,695
Home office lease(c)	2,608	75,580
Mortgage loan commitments	951,867
Liabilities related to variable interest entities(d)	760	35,488	192	5,948
Policyholder obligations(e)	860,411	1,934,997	1,570,592	9,693,844
Non-recourse funding obligations(f)				150,000

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

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) has been approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors.

A recent ruling by the Securities Valuation Office (“SVO”) of the NAIC indicates that certain securities previously classified as “preferred securities” may be classified as “equity securities” in the future. The Company currently invests in these securities and if the securities are reclassified, the market value of these securities may be negatively affected. Additionally, it may increase the Company’s costs to complete its pending acquisition or otherwise impact PLC’s ability to execute a hybrid securities offering.

The financial services industry has recently become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging, and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Such publicity may generate litigation against financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As these inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities, or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquiries and responds to them in the ordinary course of business.

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement 109.” The draft contains proposed guidance on the recognition and measurement of uncertain tax positions. It also addresses the accrual of any interest and penalties related to tax uncertainties and the classification of liabilities resulting from tax uncertainties on the balance sheet. The final interpretation is expected to be issued in the second quarter of 2006, and is expected to be effective for periods beginning after December 15, 2006. The Company is currently evaluating the provisions of this draft interpretation, but does not currently anticipate that its adoption would have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of March 31, 2006. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No significant changes in our internal control over financial reporting occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors and Cautionary Factors that may Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition, or future results of operations. In addition, please consider the following:

The Company may not be able to close its pending acquisition, or may not be able to achieve the expected results once it is consummated.

On February 7, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies. This transaction is currently expected to close during the third quarter of 2006. The transaction is subject to customary regulatory approval. Completion of and/or integration of the acquisition may be more expensive, more difficult, or take longer than expected. The acquisition may have a different and more expensive financing structure than currently contemplated. In addition, the Company may not achieve the returns projected from its analysis of the acquisition opportunity, and the effects of purchase GAAP accounting on the Company’s financial statements may be different than currently contemplated.

These may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition, and/or operating results.

Item 6. Exhibits

Exhibit 12 - Consolidated Earnings Ratios.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 15, 2006                                                                             /s/ Steven G. Walker____________________
Steven G. Walker
Senior Vice President, Controller and
Chief Accounting Officer
(Duly authorized officer)