Form 10-Q
period 2006-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2006-08-14
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or
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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 14, 2006: 5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended June 30, 2006 INDEX

Part I.	Financial Information:
Item 1.	Financial Statements (unaudited):
Consolidated Condensed Statements of Income for the
Three and Six Months ended June 30, 2006 and 2005
Consolidated Condensed Balance Sheets as of June 30, 2006
and December 31, 2005
Consolidated Condensed Statements of Cash Flows for the
Six Months ended June 30, 2006 and 2005
Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information:
Item 1A.	Risk Factors

Item 6.	Exhibits

Signature

PROTECTIVE LIFE INURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues
Gross premiums and policy fees	$489,650	$482,790	$970,398	$949,495
Reinsurance ceded	(286,293)	(309,438)	(535,379)	(588,972)
Net premiums and policy fees	203,357	173,352	435,019	360,523
Net investment income	284,972	269,161	567,424	544,857
Realized investment gains (losses): Derivative financial instruments	614	(34,677)	19,938	(40,524)
All other investments	14,750	11,108	18,765	38,985
Other income	20,982	16,661	38,410	30,872
Total revenues	524,675	435,605	1,079,556	934,713
Benefits and expenses Benefits and settlement expenses, net of reinsurance ceded: (three months: 2006 - $273,254; 2005 - $276,111 six months: 2006 - $514,075; 2005 - $537,657)	335,938	291,636	685,546	592,071
Amortization of deferred policy acquisition costs	33,496	51,867	82,758	126,118
Other operating expenses, net of reinsurance ceded: (three months: 2006 - $40,848; 2005 - $54,651 six months: 2006 - $78,117; 2005 - $90,954)	44,790	27,736	91,727	61,038
Total benefits and expenses	414,224	371,239	860,031	779,227
Income before income tax	110,451	64,366	219,525	155,486
Income tax expense	37,750	21,674	77,017	53,083
Net income	$72,701	$42,692	$142,508	$102,403

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30	December 31
	2006	2005
Assets Investments: Fixed maturities, at market (amortized cost: 2006 - $14,751,494; 2005 - $14,735,583)	$14,462,765	$15,037,225
Equity securities, at market (cost: 2006 - $82,016; 2005 - $79,322)	85,579	85,340
Mortgage loans on real estate	3,537,842	3,287,745
Investment in real estate, net of accumulated depreciation (2006 - $121; 2005 - $899)	54,392	65,301
Policy loans	454,224	458,825
Other long-term investments	279,189	273,768
Short-term investments	730,893	755,805
Total investments	19,604,884	19,964,009
Cash	8,760	52,086
Accrued investment income	196,243	185,546
Accounts and premiums receivable, net of allowance uncollectible amounts (2006 - $2,466; 2005 - $2,149)	95,158	60,983
Reinsurance receivables	3,165,790	2,993,240
Deferred policy acquisition costs	2,526,608	2,204,111
Goodwill	38,782	38,782
Property and equipment, net	39,698	41,484
Other assets	90,017	80,915
Income tax receivable	28,517	88,985
Assets related to separate accounts Variable annuity	2,391,285	2,377,124
Variable universal life	275,261	251,329
	$28,461,003	$28,338,594
Liabilities Policy liabilities and accruals	$12,450,052	$11,848,528
Stable value product account balances	5,764,856	6,057,721
Annuity account balances	3,328,481	3,388,005
Other policyholders' funds	144,513	147,233
Other liabilities	827,528	880,425
Deferred income taxes	221,443	290,231
Non-recourse funding obligations	200,000	125,000
Liabilities related to variable interest entities	35,980	42,604
Liabilities related to separate accounts Variable annuity	2,391,285	2,377,124
Variable universal life	275,261	251,329
	25,639,399	25,408,200
Commitments and contingent liabilities - Note 2
Share-owner's equity Preferred Stock, $1 par value, shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	932,805	932,805
Note receivable from PLC Employee Stock Ownership Plan	(1,995)	(2,507)
Retained earnings	2,032,118	1,889,611
Accumulated other comprehensive income (loss): Net unrealized gains (losses) on investments, net of income tax: (2006 - $(80,490); 2005 - $57,795)	(150,008)	104,753
Accumulated gain - hedging, net of income tax: (2006 - $1,976; 2005 - $393)	3,682	730
	2,821,604	2,930,394
	$28,461,003	$28,338,594

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30
	2006	2005
Cash flows from operating activities Net income	$142,508	$102,403
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment gains	(18,765)	(38,985)
Amortization of deferred policy acquisition costs	82,758	126,118
Capitalization of deferred policy acquisition costs	(210,106)	(208,334)
Depreciation expense	6,365	7,357
Deferred income tax	68,830	(15,832)
Accrued income tax	60,468	4,670
Interest credited to universal life and investment products	379,760	353,739
Policy fees assessed on universal life and investment products	(232,124)	(197,873)
Change in reinsurance receivables	(172,550)	(132,389)
Change in accrued investment income and other receivables	(44,872)	(302,218)
Change in policy liabilities and other policyholders' funds of traditional life and health products	540,103	377,849
Change in other liabilities	40,255	292,333
Other, net	(15,709)	25,300
Net cash provided by operating activities	626,921	394,138
Cash flows from investing activities Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	579,982	901,779
Equity securities	0	189
Sale of investments
Fixed maturities	2,498,765	2,883,627
Equity securities	3,520	2,651
Cost of investments acquired
Fixed maturities	(3,086,677)	(4,931,458)
Equity securities	(3,343)	(28,718)
Mortgage loans:
New borrowings	(489,928)	(304,451)
Repayments	238,972	182,005
Change in investment in real estate, net	28,485	4,547
Change in policy loans, net	4,600	16,079
Change in other long-term investments, net	19,206	5,745
Change in short-term investments, net	(34,786)	442,404
Purchase of property and equipment	(3,002)	(4,579)
Net cash used in investing activities	(244,206)	(830,180)
Cash flows from financing activities
Principal payments on line of credit arrangement and debt	0	(17)
Payments on liabilities related to variable interest entities	(6,624)	(17,260)
Issuance of non-recourse funding obligations	75,000	0
Net proceeds from securities sold under repurchase agreements	0	31,550
Investment product deposits and change in universal life deposits	991,537	1,563,274
Investment product withdrawals	(1,461,953)	(1,275,863)
Other financing activities, net	(24,001)	92,196
Net cash provided by (used in) financing activities	(426,041)	393,880
Change in cash	(43,326)	(42,162)
Cash at beginning of period	52,086	110,456
Cash at end of period	$8,760	$68,294

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in tables are in thousands)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

3. Operating Segments

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows:

•
The Life Marketing segment markets level premium term and term-like insurance (collectively “traditional life”), universal life, variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenues
Life Marketing	$164,065	$117,087	$352,295	$252,216
Acquisitions	100,505	105,399	201,956	207,945
Annuities	66,993	66,220	130,413	159,133
Stable Value Products	83,060	78,166	160,439	152,660
Asset Protection	74,697	71,344	143,915	136,104
Corporate and Other	35,355	(2,611)	90,538	26,655
Total revenues	$524,675	$435,605	$1,079,556	$934,713

Segment Operating Income
Life Marketing	$52,840	$37,929	$92,823	$75,627
Acquisitions	18,958	21,521	38,864	42,597
Annuities	5,742	7,893	10,138	11,704
Stable Value Products	11,800	13,484	24,144	27,883
Asset Protection	8,681	6,854	17,224	13,079
Corporate and Other	7,370	8,244	12,712	17,358
Total segment operating income	105,391	95,925	195,905	188,248

Realized investment gains (losses) - investments(1)	5,033	3,945	3,722	9,410
Realized investment gains (losses) - derivatives(2)	27	(35,504)	19,898	(42,172)
Income tax expense	(37,750)	(21,674)	(77,017)	(53,083)
Net income	$72,701	$42,692	$142,508	$102,403

(1) Realized investment gains (losses) - investments	$14,750	$11,108	$18,765	$38,985
Less participating income from real estate ventures	8,168	5,883	13,494	5,883
Less related amortization of DAC	1,549	1,280	1,549	23,692
	$5,033	$3,945	$3,722	$9,410

(2) Realized investment gains (losses) - derivatives	$614	$(34,677)	$19,938	$(40,524)
Less settlements on certain interest rate swaps	(85)	827	19	1,648
Less derivative gains related to certain annuities	672	0	21	0
	$27	$(35,504)	$19,898	$(42,172)
	Operating Segment Assets June 30, 2006 (Dollars in thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,731,510	$3,811,775	$6,110,813	$5,629,385
Deferred policy acquisition costs	1,824,710	358,093	152,082	17,280
Goodwill	0	0	0	0
Total assets	$9,556,220	$4,169,868	$6,262,895	$5,646,665

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$731,931	$1,843,555	$36,644	$25,895,613
Deferred policy acquisition costs	159,907	14,536	0	2,526,608
Goodwill	38,782	0	0	38,782
Total assets	$930,620	$1,858,091	$36,644	$28,461,003

	Operating Segment Assets December 31, 2005 (Dollars in thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,205,218	$3,940,294	$6,062,542	$5,959,112
Deferred policy acquisition costs	1,584,121	304,837	128,930	19,102
Goodwill	0	0	0	0
Total assets	$8,789,339	$4,245,131	$6,191,472	$5,978,214

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$718,389	$2,172,036	$38,110	$26,095,701
Deferred policy acquisition costs	159,740	7,381	0	2,204,111
Goodwill	38,782	0	0	38,782
Total assets	$916,911	$2,179,417	$38,110	$28,338,594

4. Statutory Reporting Practices

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. In accordance with statutory reporting practices, at June 30, 2006, and for the six months then ended, the Company and its insurance subsidiaries had combined capital and surplus of $1.5 billion and net loss of $86.7 million. At June 30, 2006, the combined asset valuation reserve held by the Company and its insurance subsidiaries was $79.5 million.

The statutory net loss for the six months ended June 30, 2006 is the result of an increase in the level of reserves maintained for statutory reporting practices, combined with a loss from separate accounts related primarily to the Company’s market value adjusted annuities. An amendment to Actuarial Guideline 38 increased the level of statutory reserves required for certain universal life with secondary guarantee insurance products issued on or after July 1, 2005. Additionally, during 2005 statutory reserves required by Regulation XXX were reinsured with a special purpose finance captive insurance company wholly owned by the Company. See additional discussion of the Company’s change during 2005 in its reinsurance strategy in the Life Marketing section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained herein.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS155”). FAS155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FAS140”) and resolves issues addressed in FAS133 DIG Issue D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” FAS155 eliminates the exemption from applying the bifurcation requirements of FAS133 to interests in securitized financial assets, in an effort to ensure that similar instruments are accounted for consistently regardless of the form of the instrument. The Company is currently evaluating the impact FAS155, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but does not currently believe that its adoption will have a material impact on its financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140” (“FAS156”). FAS156 amends FAS140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Additionally, FAS156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006  The Company is currently evaluating this new standard, but does not currently believe that its adoption will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued an FASB Interpretation No.  48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 provides guidance on the recognition and measurement of uncertain tax positions. It also addresses changes in judgment with respect to the recognition and measurement of uncertain tax positions, the accrual of any interest and penalties related to tax uncertainties, the balance sheet classification of liabilities resulting from tax uncertainties, and qualitative and quantitative disclosures required. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

6. Comprehensive Income

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$72,701	$42,692	$142,508	$102,403
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2006 - $(57,132); 2005 - $83,256 six months: 2006 - $(135,277); 2005 - $38,816)	(106,477)	154,618	(253,449)	72,087
Change in accumulated gain-hedging, net of income tax: (three months: 2006 - $(725); 2005 - $(3,757) six months: 2006 - $1,575; 2005 - $(1,860))	(1,352)	(6,977)	2,951	(3,454)
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2006 - $(2,072); 2005 - $(3,888) six months: 2006 - $(700); 2005 - $(13,645))	(3,861)	(7,220)	(1,312)	(25,340)
Comprehensive income (loss)	$(38,989)	$183,113	$(109,302)	$145,696

7. Retirement Benefit Plans

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost - Benefits earned during the period	$1,726	$1,691	$4,302	$3,795
Interest cost on projected benefit obligations	2,162	1,736	4,658	4,144
Expected return on plan assets	(2,676)	(2,414)	(5,772)	(4,842)
Amortization of prior service cost	54	51	118	133
Amortization of actuarial losses	774	950	2,046	1,739
Net periodic benefit cost	$2,040	$2,014	$5,352	$4,969

PLC previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $7.0 million to its defined benefit pension plan during 2006. The Company currently estimates that it will contribute up to $6.8 million to this plan in 2006. As of June 30, 2006, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the six months ended June 30, 2006 and 2005 was immaterial.

8. Non-Recourse Funding Obligations

The Company issued $75 million of non-recourse funding obligations during the first six months of 2006, bringing the total amount outstanding to $200 million at June 30, 2006. The weighted average interest rate as of June 30, 2006, was 6.6%.

9. Stock-Based Compensation

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

Through December 31, 2005, PLC accounted for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“FAS123”) which was originally issued by the FASB in 1995. As originally issued, FAS123 provided companies with the option to either record expense for share-based payments under a fair value model, or to simply disclose the impact of the expense. Effective January 1, 2006, PLC adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS123R”), using the modified prospective method, and accordingly, prior periods have not been restated. FAS123R requires companies to measure the cost of share-based payments to employees using a fair value model and to recognize that cost over the relevant service period. Since PLC elected to recognize the cost of its share-based compensation plans in its financial statements when it originally adopted FAS123, the adoption of FAS123R in the first quarter of 2006 did not have a material impact on PLC’s financial position, results of operations, or earnings per share.

In addition, FAS123R requires that an estimate of future award forfeitures be made at the grant date, while FAS123 permitted recognition of forfeitures on an as incurred basis. Prior to the adoption of FAS123R, PLC accounted for forfeitures as they occurred. This change in method related to forfeitures also did not have a material impact on PLC’s financial position or results of operations.

Prior to adopting FAS123R, PLC presented all tax benefits of deductions resulting from payouts of stock based compensation as operating cash flows. FAS123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards) from the date of adoption of FAS123R to be classified as a part of cash flows from financing activities. As a result of adopting FAS123R as of January 1, 2006, $2.7 million of excess tax benefits for the first six months of 2006 have been classified as financing cash flows for PLC.

The criteria for payment of 2006 performance awards is based primarily upon a comparison of PLC’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. If PLC’s results are below the median of the comparison group (40th percentile for 2006 awards), no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC Common Stock.

Performance shares awarded in the first quarter of 2006 and their estimated fair value at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
		(Dollars in thousands)

2006	125,430	$6,100

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout. At June 30, 2006, the total outstanding performance shares related to these performance-based plans (including shares issued prior to January 1, 2006) measured at maximum payouts was 788,134.

During the first quarter of 2006, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of the PLC’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for the first six months of 2006 is as follows:

	Weighted Average Base Price	No. of SARs
Balance at December 31, 2005	$26.89	1,467,210
SARs granted	48.60	46,900
SARs exercised	20.32	(255,429)
Balance at June 30, 2006	$29.03	1,258,681

The outstanding SARs at June 30, 2006, were at the following base prices:

Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$22.31	524,881	3	524,881
31.26	50,000	4	50,000
31.29	2,500	4	2,500
32.00	435,000	5	0
26.49	80,000	6	0
41.05	119,400	8	11,100
48.60	46,900	9	0

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

PLC recognizes all stock based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $3.0 million for the first six months of 2006. Additionally, as of June 30, 2006, $14.6 million of unrecognized expense related to PLC’s stock-based compensation plans is expected to be recognized in future periods through December 31, 2009. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s share-owners’ equity, net of deferred taxes.

10. Subsequent Events

Chase Insurance Group Acquisition

On July 3, 2006, the Company completed the acquisition contemplated by the Stock Purchase Agreement previously reported in our Current Report on Form 8-K dated February 13, 2006, and in the Company’s latest Annual Report on Form 10-K. Pursuant to that agreement with JPMorgan Chase & Co. (“JPMC”) and two of its wholly owned subsidiaries (collectively, the “Sellers”), the Company and its subsidiary West Coast Life Insurance Company, purchased from the Sellers the Chase Insurance Group, which consists of five insurance companies that manufacture and distribute traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Acquired Companies”). The aggregate purchase price for the Acquired Companies was $1.172 billion which was reduced by $272 million in pre-closing dividends paid to the Sellers by the Acquired Companies. The purchase price is subject to post-closing adjustment payments from the Sellers or the Company, as the case may be, to reflect the final adjusted book value of the Acquired Companies.

Immediately after the closing of the acquisition, certain of the Acquired Companies entered into agreements with Allmerica Financial Life Insurance and Annuity Company (“AFLIAC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby AFLIAC reinsured 100% of the variable annuity business of the Acquired Companies and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Acquired Companies. The aggregate ceding commissions received by the Acquired Companies from these transactions was $319.8 million, which is approximately $231.7 million on an after tax basis.

Additional information regarding the consummation of this transaction may be found in the Company’s Current Report on Form 8-K dated July 10, 2006.

Western General Acquisition

On July 14, 2006, the Company completed the acquisition of the vehicle extended service contract business of Western General. Western General, headquartered in Calabasas, California, is an industry leading provider of vehicle service contracts nationally, focusing primarily on the West Coast market. Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

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

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period, and actual results could differ from our expectations; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statements of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; publicly held companies in general and financial services companies in particular are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; the financial services industry is sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain low unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we may not be able to achieve the expected results from our recent acquisition; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners; our ability to grow depends in large part upon the continued availability of capital; and new accounting or statutory rules or changes to existing accounting or statutory rules could negatively impact us. Please refer to Exhibit 99 about these factors that could affect future results.

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

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Segment Operating Income
Life Marketing	$52,840	$37,929	39.3%	$92,823	$75,627	22.7%
Acquisitions	18,958	21,521	(11.9)	38,864	42,597	(8.8)
Annuities	5,742	7,893	(27.3)	10,138	11,704	(13.4)
Stable Value Products	11,800	13,484	(12.5)	24,144	27,883	(13.4)
Asset Protection	8,681	6,854	26.7	17,224	13,079	31.7
Corporate and Other	7,370	8,244	(10.6)	12,712	17,358	(26.8)
Total segment operating income	$105,391	$95,925	9.9	195,905	188,248	4.1

Realized investment gains (losses) - investments(1)	$5,033	$3,945		3,722	9,410
Realized investment gains (losses) - derivatives(2)	27	(35,504)		19,898	(42,172)
Income tax expense	(37,750)	(21,674)		(77,017)	(53,083)
Net income	$72,701	$42,692	70.3	$142,508	$102,403	39.2

(1) Realized investment gains (losses) - investments	$14,750	$11,108		$18,765	$38,985
Less participating income from real estate ventures	8,168	5,883		13,494	5,883
Less related amortization of DAC	1,549	1,280		1,549	23,692
	$5,033	$3,945		$3,722	$9,410

(2) Realized investment gains (losses) - derivatives	$614	$(34,677)		$19,938	$(40,524)
Less settlements on certain interest rate swaps	(85)	827		19	1,648
Less derivative gains related to certain annuities	672	0		21	0
	$27	$(35,504)		$19,898	$(42,172)

Net income for the second quarter and first six months of 2006 reflects a 9.9% and 4.1% growth respectively, in segment operating income compared to the same periods of 2005. Additionally, net realized investment gains were $5.1 million for the second quarter compared to losses of $31.6 million for the same period of 2005, a favorable change of $36.6 million. For the first six months of 2006, the Company had net realized investment gains of $23.6 million, compared to net realized investment losses of $32.8 million for the same period of 2005, a favorable change of $56.4 million. Life Marketing segment operating income was $52.8 million and $92.8 million for the current quarter and year-to-date, respectively, representing increases of 39.3% and 22.7% over the same periods of the prior year. These increases were attributable to growth in business in-force due to strong sales in prior periods and favorable DAC unlocking of approximately $14.1 million in the second quarter of 2006, partially offset by higher mortality and operating expenses (net of expenses capitalized). The declines in the Acquisitions segment’s operating income for both the current quarter and year-to-date are due to the normal runoff of the segment’s previously acquired blocks of business. Favorable DAC unlocking of $5.0 million during the second quarter of 2005 drove the decrease in operating income for the Annuities segment. The impact of the favorable DAC unlocking in 2005 was somewhat offset in 2006 by improvement in the equity markets, increasing account balances, and a 15 basis point improvement in interest spread during the current quarter. Spread compression due to increasing short term interest rates caused operating income to decline 12.5% for the second quarter and 13.4% for the first six months of 2006 in the Stable Value Products segment, compared to the same periods of 2005. The Asset Protection segment’s 26.7% and 31.7% increases in operating income for the second quarter and year-to-date, respectively, are due to improvements in the segment’s service contract line, as well as their inventory protection product (“IPP”) line. Earnings from the service contract line are up $2.0 million (17%) year-to-date, while IPP earnings are up $3.3 million (1,353%) year-to-date.

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

Life Marketing
The Life Marketing segment markets level premium term and term-like insurance (collectively “traditional life”), universal life (“UL”), variable universal life and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$335,467	$290,333	15.5%	$660,831	$564,102	17.1%
Reinsurance ceded	(247,119)	(235,968)	4.7	(455,750)	(435,714)	4.6
Net premiums and policy fees	88,348	54,365	62.5	205,081	128,388	59.7
Net investment income	75,502	62,424	21.0	148,106	123,339	20.1
Other income	215	298	(27.9)	(892)	489	(282.4)
Total operating revenues	164,065	117,087	40.1	352,295	252,216	39.7

BENEFITS AND EXPENSES
Benefits and settlement expenses	122,432	72,994	67.7	258,331	162,777	58.7
Amortization of deferred policy acquisition costs	1,637	21,413	(92.4)	21,103	39,240	(46.2)
Other operating expenses	(12,844)	(15,249)	(15.8)	(19,962)	(25,428)	(21.5)
Total benefits and expenses	111,225	79,158	40.5	259,472	176,589	46.9

OPERATING INCOME	52,840	37,929	39.3	92,823	75,627	22.7

INCOME BEFORE INCOME TAX	$52,840	$37,929	39.3	$92,823	$75,627	22.7

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales By Product
Traditional	$35,733	$26,861	33.0%	$73,209	$61,369	19.3%
Universal life	16,109	41,638	(61.3)	47,597	74,385	(36.0)
Variable universal life	1,628	1,197	36.0	2,913	2,335	24.8
	$53,470	$69,696	(23.3)	$123,719	$138,089	(10.4)

Sales By Distribution Channel
Brokerage general agents	$32,644	$29,495	10.7	$70,823	$65,667	7.9
Independent agents	9,216	18,746	(50.8)	23,016	36,057	(36.2)
Stockbrokers/banks	8,082	18,004	(55.1)	21,649	30,629	(29.3)
BOLI/other	3,528	3,451	2.2	8,231	5,736	43.5
	$53,470	$69,696	(23.3)	$123,719	$138,089	(10.4)

Average Life Insurance In-Force(1)
Traditional	$374,705,974	$337,741,129	10.9	$368,990,677	$333,005,255	10.8
Universal life	50,337,452	44,572,685	12.9	49,726,677	43,862,908	13.4
	$425,043,426	$382,313,814	11.2	$418,717,354	$376,868,163	11.1

Average Account Values
Universal life	$4,746,318	$4,037,911	17.5	$4,677,818	$3,888,986	20.3
Variable universal life	272,397	221,347	23.1	265,374	219,930	20.7
	$5,018,715	$4,259,258	17.8	$4,943,192	$4,108,916	20.3

Mortality Experience (2)	$(749)	$3,819		$(950)	$5,071
(1) Amounts are not adjusted for reinsurance ceded. (2) Represents a favorable (unfavorable) variance as compared to pricing assumptions.

Operating income increased 39.3% and 22.7% from the first quarter and first six months of 2005, respectively, primarily as a result of DAC unlocking during the current quarter. (See additional discussion of this item below.) The increases in total revenues are the result of growth of life insurance in-force and average account values, and were partially offset by higher overall benefits and expenses (40.5% higher for the second quarter and 46.9% higher for the first six months of 2006, as compared to the same periods of 2005). Additionally, as discussed in the Company’s Annual Report on Form 10K for the year ended December 31, 2005, during 2005 the Company reduced its reliance on reinsurance (see additional comments below) and entered into a capital markets solution to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements. In addition to the expected fluctuations in premiums and benefits and settlement expenses discussed below, earnings emerge more slowly under a capital markets structure relative to the previous reinsurance structure utilized by the Company.

Net premiums and policy fees grew by 62.5% in the current quarter and 59.7% year-to-date due in part to the growth in life insurance in-force achieved over the last several quarters. Net premiums and policy fees are also higher than the prior year due to an increase in retention levels on certain newly written traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results.

Net investment income increased 21.0% for the quarter and 20.1% year-to-date, reflecting the growth of the segment’s assets caused by the increase in life reserves, offset by lower investment yields.

Benefits and settlement expenses were 67.7% and 58.7% higher than the second quarter and first six months of 2005, respectively, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products, higher credited interest on UL products resulting from increases in account values, and unfavorable fluctuations in mortality experience. The mortality variance (actual results compared to pricing) for the current quarter and first six months of 2006 was $4.6 million and $6.0 million less favorable, respectively, than the same periods of 2005. The estimated mortality negative impact on earnings for the second quarter and first six months of 2006 was $1.5 million and $2.2 million, respectively, which was approximately $3.6 million and $4.3 million less favorable than the same periods of 2005.

Amortization of DAC was 92.4% and 46.2% lower for the second quarter and first six months of 2006, respectively, compared to the same periods of 2005 primarily due to favorable DAC unlocking. An evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed by the Company on its West Coast Life UL product during the second quarter of 2006. As a result of this review, assumptions were updated based on actual experience and/or expectations for the future. This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a favorable adjustment of approximately $14.1 million.

Other operating expenses for the segment were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
First year commissions	$76,429	$80,881	(5.5)%	$170,696	$160,929	6.1%
Renewal commissions	8,973	8,187	9.6	17,377	15,982	8.7
First year ceding allowances	(28,033)	(33,230)	(15.6)	(60,865)	(73,583)	(17.3)
Renewal ceding allowances	(55,129)	(47,664)	15.7	(101,460)	(85,790)	18.3
General & administrative	40,500	44,395	(8.8)	83,443	91,716	(9.0)
Taxes, licenses and fees	7,364	7,886	(6.6)	15,437	14,367	7.4
Other operating expenses incurred	50,104	60,455	(17.1)	124,628	123,621	0.8

Less commissions, allowances & expenses capitalized	(62,948)	(75,704)	(16.8)	(144,590)	(149,049)	(3.0)

Other operating expenses	$(12,844)	$(15,249)	(15.8)	$(19,962)	$(25,428)	(21.5)

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

Other operating expenses increased from the prior year as a result of lower DAC capitalization, primarily due to lower UL sales. Amounts capitalized as DAC generally include first year commissions and allowances and other deferrable acquisition expenses. The change in these amounts generally reflects the trend in sales for the quarter. Additionally, the first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods.

Sales for the segment declined 23.3% and 10.4% versus the second quarter and first six months of 2005, respectively, primarily due to sharp declines in UL sales. Traditional life sales increased 33.0% and 19.3% for the quarter and year-to-date, respectively. Traditional life sales were negatively impacted during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance. The Company was able to improve its competitive position with respect to these products in the second quarter of 2005 by reducing its reliance on reinsurance for certain newly written traditional life products. As a result, traditional life sales improved during the second half of 2005, and this upward trend in traditional life sales has continued into 2006. The 61.3% and 36.0% declines in UL sales for the second quarter and first six months of 2006, respectively, are a result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”). The Company expects UL sales to continue to decline during the second half of 2006 compared to the sales levels achieved in 2005. See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein. Sales of BOLI business improved for both the quarter and year-to-date from the same periods of 2005. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$63,203	$66,104	(4.4)%	$126,189	$131,604	(4.1)%
Reinsurance ceded	(16,617)	(17,257)	(3.7)	(33,259)	(37,286)	(10.8)
Net premiums and policy fees	46,586	48,847	(4.6)	92,930	94,318	(1.5)
Net investment income	53,626	56,099	(4.4)	108,116	112,813	(4.2)
Other income	293	453	(35.3)	910	814	11.8
Total operating revenues	100,505	105,399	(4.6)	201,956	207,945	(2.9)

BENEFITS AND EXPENSES
Benefits and settlement expenses	66,984	68,784	(2.6)	134,438	135,183	(0.6)
Amortization of deferred policy acquisition costs	6,809	7,185	(5.2)	13,144	14,256	(7.8)
Other operating expenses	7,754	7,909	(2.0)	15,510	15,909	(2.5)
Total benefits and expenses	81,547	83,878	(2.8)	163,092	165,348	(1.4)

OPERATING INCOME	18,958	21,521	(11.9)	38,864	42,597	(8.8)

INCOME BEFORE INCOME TAX	$18,958	$21,521	(11.9)	$38,864	$42,597	(8.8)

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$9,949,178	$10,912,493	(8.8)%	$10,056,356	$11,052,073	(9.0)%
Universal life	16,192,682	17,314,671	(6.5)	16,325,474	17,476,843	(6.6)
	$26,141,860	$28,227,164	(7.4)	$26,381,830	$28,528,916	(7.5)

Average Account Values
Universal life	$1,681,697	$1,708,352	(1.6)	$1,685,399	$1,712,455	(1.6)
Fixed annuity(2)	206,279	214,063	(3.6)	207,620	215,016	(3.4)
Variable annuity	61,455	77,202	(20.4)	63,192	80,714	(21.7)
	$1,949,431	$1,999,617	(2.5)	$1,956,211	$2,008,185	(2.6)

Interest Spread - UL & Fixed Annuities
Net investment income yield	6.79%	7.04%		6.83%	7.07%
Interest credited to policyholders	5.05	5.16		5.07	5.15
Interest spread	1.74%	1.88%		1.76%	1.92%

Mortality Experience(3)	$2,395	$2,718		$2,662	$3,165

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

Net premiums and policy fees declined 4.6% and 1.5% from the second quarter and first six months of 2005, respectively, due to the runoff of the acquired blocks of business. Net premiums for the first six months of 2005 were decreased by payment during the first quarter of 2005 of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees in the first quarter of 2005 by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million. Excluding the impact of this transaction, net premiums and policy fees decreased $5.3 million ((5.3)%) during the first six months of 2006, compared to the same period of 2005.

Net investment income was lower in both the second quarter and first six months of 2006 compared to the same periods of 2005 due to the runoff of business and lower overall earned rates. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads. The interest spread declined 14 basis points and 16 basis points, respectively, from the second quarter and first six months of 2005.

Benefits and settlement expenses for the second quarter and first six months of 2006 are 2.6% and 0.6% lower, respectively, than the comparable period of 2005 due to the decline in in-force business, and the impact of the reinsurance payments in the first quarter of 2005 mentioned above. Excluding the impact of this transaction, benefits and settlement expenses decreased $4.1 million ((3.0)%) during the first six months of 2006 compared to the same period of 2005. Amortization of DAC decreased 5.2% and 7.8% during the current quarter and first six months of 2006, respectively, compared to the same periods of 2005, due to the overall decline in business. Other operating expenses decreased 2.0% and 2.5%, respectively, from the second quarter and first six months of 2005 due to lower commissions resulting from lower net premiums and reductions in other general expenses.

The segment’s life insurance in-force and UL and annuity account values have declined from 2005 levels as no new acquisitions have been completed since 2002. In the ordinary course of business, the segment regularly considers acquisitions of blocks of policies or smaller insurance companies. However, the level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company regularly pursues suitable acquisitions as they become available.

On February 7, the Company signed a definitive agreement to acquire from JPMorgan Chase & Co. the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities (the “Chase Insurance Group”) and the stock of four related non-insurance companies. This transaction was completed on July 3, 2006. Additional information regarding the consummation of this transaction can be found in Note 10 to the Consolidated Condensed Financial Statements contained herein.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$8,000	$7,866	1.7%	$16,144	$15,706	2.8%
Reinsurance ceded	0	0	0.0	0	0	0.0
Net premiums and policy fees	8,000	7,866	1.7	16,144	15,706	2.8
Net investment income	54,796	54,781	0.0	108,282	110,927	(2.4)
Realized gains (losses) - derivatives	672	0	100.0	21	0	100.0
Other income	1,927	2,099	(8.2)	4,458	3,564	25.1
Total operating revenues	65,395	64,746	1.0	128,905	130,197	(1.0)

BENEFITS AND EXPENSES
Benefits and settlement expenses	46,883	48,687	(3.7)	94,196	96,767	(2.7)
Amortization of deferred policy acquisition costs	5,834	2,173	168.5	10,960	9,399	16.6
Other operating expenses	6,936	5,993	15.7	13,611	12,327	10.4
Total benefits and expenses	59,653	56,853	4.9	118,767	118,493	0.2

OPERATING INCOME	5,742	7,893	(27.3)	10,138	11,704	(13.4)

Realized gains (losses) - investments	1,598	1,474		1,508	28,936
Related amortization of DAC	(1,549)	(1,280)		(1,549)	(23,692)
INCOME BEFORE INCOME TAX	$5,791	$8,087	(28.4)	$10,097	$16,948	(40.4)

The following table summarizes key data for the Annuities segment:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
Fixed annuity	$136,579	$60,841	124.5%	$228,669	$120,409	89.9%
Variable annuity	81,206	90,329	(10.1)	154,937	167,332	(7.4)
	$217,785	$151,170	44.1	$383,606	$287,741	33.3

Average Account Values
Fixed annuity(1)	$3,449,328	$3,448,809	0.0	$3,436,125	$3,445,667	(0.3)
Variable annuity	2,372,486	2,181,000	8.8	2,365,692	2,190,214	8.0
	$5,821,814	$5,629,809	3.4	$5,801,817	$5,635,881	2.9

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.25%	6.42%		6.20%	6.45%
Interest credited to policyholders	5.35	5.67		5.37	5.60
Interest spread	0.90%	0.75%		0.83%	0.85%

				As of June 30
				2006	2005

GMDB - Net amount at risk(3)				$134,432	$183,797	(26.9)
GMDB - Reserves				2,408	3,266	(26.3)
S&P 500 Index				1,270	1,191	6.6

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating revenues increased 1.0% compared to the second quarter of 2005 and declined 1.0% compared to the first six months of 2005, primarily as a result of fluctuations in net investment income. The increase for the second quarter of 2006 compared to the prior year period is primarily the result of the 15 basis point increase in interest spreads. Interest spreads on fixed annuities declined sharply during the second quarter of 2005, primarily due to the rebalancing of the investment portfolio discussed below. The year-to-date decline in net investment income reflects the year-to-date decline in interest spreads of 2 basis points, also the result of the 2005 portfolio rebalancing. Other income increased in both the quarterly and year-to-date periods compared to the same periods of the prior year primarily due to an increase in asset-based fees.

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large realized investment gains for the six months ended June 30, 2005. These gains were partially offset by $22.4 million in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio beginning in the second quarter of 2005. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain the interest spread. Adjustments to credited rates have enabled the segment to increase the net interest spread achieved during the second quarter of 2006 to its highest level since the portfolio rebalancing.

Benefits and settlement expenses decreased 3.7% and 2.7% for the quarter and year-to-date, respectively, compared to the same periods of 2005, due to reductions in credited interest rates in the market value adjusted annuity line, partially offset by less favorable year-to-date mortality. Mortality was $3.2 million unfavorable for the first six months of 2006, compared to unfavorable mortality of $2.9 million for the same period of 2005, an unfavorable change of $0.3 million. These unfavorable mortality variances primarily relate to the nonrecurring sales of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction. Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

The increases in DAC amortization in 2006 compared to 2005 are primarily the result of DAC unlocking. The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. During the second quarter of 2005, DAC amortization for the Annuities segment was reduced $5.0 million due to favorable DAC unlocking in the market value adjusted annuity line, as a result of the portfolio rebalancing discussed above. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

In addition to the second quarter of 2005 DAC unlocking, DAC was also unlocked in the fourth quarter of 2005 in the market value adjusted and variable annuity lines. This unlocking was a combination of a review of assumptions underlying future EGPs (prospective unlocking) and a “true-up” of past EGPs to actual gross profits (“AGPs”) in the DAC amortization models (retrospective unlocking). As a result of these adjustments to EGPs, gross profits recognized in these lines have been lower in 2006 than the gross profits recognized in 2005. DAC is amortized in proportion to gross profits, so decreased gross profits results in less DAC amortization.

Total sales were 44.1% and 33.3% higher than the second quarter and first six months, respectively, of the prior year. Sales of fixed annuities increased 124.5% and 89.9% for the second quarter and year-to-date, respectively, as a result of higher interest rates compared to 2005 and strong sales increases in the equity indexed annuity product introduced in 2005. Sales of variable annuities decreased 10.1% and 7.4% from the second quarter and first six months of 2005, respectively. A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 26.9%.

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

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Net investment income	$82,350	$76,081	8.2%	$164,583	$149,956	9.8%

BENEFITS AND EXPENSES
Benefits and settlement expenses	68,415	60,084	13.9	135,878	117,253	15.9
Amortization of deferred policy acquisition costs	1,136	1,121	1.3	2,365	2,205	7.3
Other operating expenses	999	1,392	(28.2)	2,196	2,615	(16.0)
Total benefits and expenses	70,550	62,597	12.7	140,439	122,073	15.0

OPERATING INCOME	11,800	13,484	(12.5)	24,144	27,883	(13.4)

Realized gains (losses)	710	2,085		(4,144)	2,704
INCOME BEFORE INCOME TAX	$12,510	$15,569	(19.6)	$20,000	$30,587	(34.6)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
GIC	$111,400	$5,000	2128.0%	$157,600	$29,050	442.5%
GFA - Registered Notes - Institutional	0	350,000	(100.0)	0	700,000	(100.0)
GFA - Registered Notes - Retail	13,078	96,795	(86.5)	53,919	128,640	(58.1)
	$124,478	$451,795	(72.4)	$211,519	$857,690	(75.3)

Average Account Values	$5,853,111	$5,808,943	0.8	$5,914,749	$5,763,519	2.6

Operating Spread
Net investment income yield	5.75%	5.37%		5.67%	5.34%
Interest credited	4.78	4.24		4.68	4.18
Operating expenses	0.15	0.18		0.16	0.17
Operating spread	0.82%	0.95%		0.83%	0.99%

Operating income declined 12.5% and 13.4% for the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. These declines are primarily due to spread compression of 13 basis points for the second quarter and 16 basis points for the first six months. The primary driver of the spread compression has been increasing short term interest rates, resulting in higher interest credited rates. The segment continues to review its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain interest spreads. Operating spreads are not expected to change significantly during the remainder of 2006.

Total sales have declined 72.4% and 75.3% for the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. The Company chose not to participate in the institutional market during the first six months of 2006 and plans to reenter this market in upcoming quarters.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and watercraft. In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product. Segment results were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$73,671	$107,993	(31.8)%	$147,415	$216,558	(31.9)%
Reinsurance ceded	(22,550)	(56,160)	(59.8)	(46,359)	(115,844)	(60.0)
Net premiums and policy fees	51,121	51,833	(1.4)	101,056	100,714	0.3
Net investment income	7,543	8,267	(8.8)	14,907	15,713	(5.1)
Other income	16,033	11,244	42.6	27,952	19,677	42.1
Total operating revenues	74,697	71,344	4.7	143,915	136,104	5.7

BENEFITS AND EXPENSES
Benefits and settlement expenses	22,871	29,851	(23.4)	45,079	56,380	(20.0)
Amortization of deferred policy acquisition costs	15,662	17,669	(11.4)	31,814	35,215	(9.7)
Other operating expenses	27,483	16,970	62.0	49,798	31,430	58.4
Total benefits and expenses	66,016	64,490	2.4	126,691	123,025	3.0

OPERATING INCOME	8,681	6,854	26.7	17,224	13,079	31.7
INCOME BEFORE INCOME TAX	$8,681	$6,854	26.7	$17,224	$13,079	31.7

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Sales
Credit insurance	$39,952	$51,421	(22.3)%	$71,799	$101,527	(29.3)%
Service contracts	73,347	58,815	24.7	127,064	105,953	19.9
Other products	22,900	13,567	68.8	39,821	22,642	75.9
	$136,199	$123,803	10.0	$238,684	$230,122	3.7

Loss Ratios (1)
Credit insurance	33.1%	36.7%		33.7%	34.3%
Service contracts	65.3	72.2		65.7	72.8
Other products	34.5	73.6		33.1	68.4
(1) Incurred claims as a percentage of earned premiums.

Operating income increased 26.7% and 31.7% during the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. Earnings from core product lines are up $4.2 million and $6.5 million, respectively, for the second quarter and first six months of 2006 compared to the prior year, while results from lines the segment is no longer marketing declined $1.6 million and $1.3 million, respectively, for the same periods.

Net premiums and policy fees for both the current quarter and year-to-date declined primarily as a result of decreases of $2.7 million and $5.9 million, respectively, in the credit insurance line due to a decline in the business in-force. Additionally, as expected, net premiums in the lines the segment is no longer marketing continue to decline, resulting in net premiums for these lines that were $1.9 million and $3.5 million lower for the current quarter and first six months of 2006, respectively. Net premiums declined for both the current quarter and first six months of 2006 in the vehicle service contract lines as a result of increases in the amount of ceded premiums, while net premiums increased for both periods in the other lines of business compared to the same periods of 2005.

Other income increased 42.6% for the second quarter and 42.1% year-to-date from the same periods of the prior year primarily due to increases in administrative fees on service contracts resulting from the increased volume of contracts sold in this product line.

Benefits and settlement expenses decreased 23.4% and 20.0% from the second quarter and first six months of 2005, respectively, reflecting the decrease in the segment’s net premiums discussed above. In addition to lower net premiums, benefits and settlement expenses have also been favorably impacted by improved loss ratios, most notably in the service contract and other product lines. Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes. The decrease in the loss ratio for other products is the result of favorable claims experience, primarily related to the inventory protection product.

Amortization of DAC is slightly lower for the quarter and year-to-date compared to the same periods of 2005 due to corresponding decreases in earned premiums. Other operating expenses have increased in 2006 compared to 2005 primarily due to higher commissions on service contracts due to increased volume and higher retrospective commissions resulting from improvements in loss ratios. Additionally, other operating expenses for the second quarter of 2006 include a $1.1 million adjustment to the reinsurance bad debt reserve associated with a product line the segment is no longer marketing.

Total segment sales increased 10.0% and 3.7% for the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. Service contract sales continued to improve in the second quarter, exceeding the prior year amounts by 24.7% for the quarter and 19.9% year-to-date. The second quarter improvement in service contract sales is comprised of increases in both the vehicle and marine lines. The decline in credit insurance sales is due to a significant decrease in sales through financial institutions. The bulk of these sales are derived from a third party administrator relationship which is in runoff. We therefore expect these sales to continue to decline during 2006 compared to 2005 amounts. Credit insurance sold through automobile dealers actually increased 1.7% and 5.5%, respectively, from the second quarter and first six months of the prior year, resulting in a net decline in total credit insurance sales of 22.3% for the quarter and 29.3% year-to-date. Other product sales are up in both the IPP and GAP lines, with the GAP product accounting for the majority (93.0% for the second quarter and 84.7% year-to-date) of the increases.

On July 14, 2006, the Company completed the acquisition of the vehicle extended service contract business of Western General. Western General is headquartered in Calabasas, California and is an industry leading provider of vehicle service contracts nationally, focusing primarily on the West Coast market. Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

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

The following table summarizes results for this segment:

	Three Months Ended June 30				Six Months Ended June 30
	2006	2005	Change		2006	2005	Change
	(Dollars in thousands)				(Dollars in thousands)
Operating income (1)	$7,370	$8,244	$	(874)	$12,712	$17,358	$(4,646)

Realized gains and losses - investments	4,372	1,357		3,015	8,317	1,282	7,035
Realized gains and losses - derivatives	(71)	(35,195)		35,124	19,488	(41,992)	61,480
Income before income tax	$11,671	$(25,594)		$37,265	$40,517	$(23,352)	$63,869

(1) Includes settlements on interest rate swaps of $(85) and $827 for the three months ended June 30, 2006 and 2005, respectively and $19 and $1,648 for the six months ended June 30, 2006 and 2005 respectively. Also includes participating income from real estate ventures of $8,168 and $5,883 for the three months ended June 30, 2006 and 2005, respectively and $13,494 and $5,883 for the six months ended June 30, 2006 and 2005 respectively.

Operating income decreased $0.9 million and $4.6 million, respectively, from the second quarter and the first six months of 2005. Net investment income decreased $0.4 million during the second quarter while it decreased $8.7 million during the first six months of 2006 compared to the same periods of 2005. The year-to-date decrease in net investment income is primarily the result of lower investment income on unallocated capital and lower prepayment fees on mortgage loans, partially offset by higher participating income. Operating expenses increased for both the quarter and year-to-date, in part due to increases in interest expense resulting from decreases in settlements from interest rate swaps. Results for the runoff insurance lines improved compared to the prior year, with operating losses of $1.2 million and $1.3 million for the second quarter and first six months of 2006, respectively, compared to losses of $2.2 million and $5.0 million for the same periods of 2005.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended June 30			Six Months Ended June 30
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Fixed maturity gains	$6,797	$6,550	$247	$23,012	$43,314	$(20,302)
Fixed maturity losses	(857)	(458)	(399)	(21,228)	(6,855)	(14,373)
Equity gains	0	415	(415)	235	553	(318)
Equity losses	(7)	(28)	21	(7)	(835)	828
Impairments on fixed maturity securities	0	(50)	50	0	(296)	296
Impairments on equity securities	0	(24)	24	0	(24)	24
Other	8,817	4,703	4,114	16,753	3,128	13,625
Total realized gains (losses) - investments	$14,750	$11,108	$3,642	$18,765	$38,985	$(20,220)

Foreign currency swaps	$1,635	$(9,483)	$11,118	$2,561	$(13,460)	$16,021
Foreign currency adjustments on stable value contracts	(1,600)	9,306	(10,906)	(2,344)	13,531	(15,875)
Derivatives related to mortgage loan commitments	0	(32,802)	32,802	19,698	(27,932)	47,630
Derivatives related to various investments	579	(1,698)	2,277	23	(12,663)	12,686
Total realized gains (losses) - derivatives	$614	$(34,677)	$35,291	$19,938	$(40,524)	$60,462

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The absence of impairments for the first six months of 2006 compared to impairments of $0.3 million for the same period of 2005 reflects a general improvement in the corporate credit environment. The $16.8 million of other realized gains recognized in the first six months of 2006 includes gains of $13.4 million related to real estate investments, a loss of $0.9 million related to mortgage loans, losses of $0.3 million related to short-term investments and a $4.6 million decrease in the Company’s allowance for mortgage loan credit losses. Additional details on the Company’s investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The Company recorded an immaterial gain and a net realized gain of $0.2 million from these securities in the second quarter and first six months of 2006, respectively. These gains were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. In prior periods, the Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments.

The Company also uses various swaps and options to mitigate risk related to other interest rate exposures of the Company. For the second quarter and the first six months of 2006, a portion of the change, a net $1.0 million increase and a $4.6 million increase, respectively, in realized gains (losses) resulted from higher interest rates in 2006, which impacted the fair value of certain interest rate swaps and options. During the second quarter and first six months of 2006, a net $2.3 million increase and a net $2.1 million increase, respectively, in realized gains (losses) resulted from embedded derivatives within annuity contracts and reinsurance agreements.

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

The Company's investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At June 30, 2006, the Company's fixed maturity investments had a market value of $14.5 billion, which is less than 2% below amortized cost of $14.8 billion. The Company had $3.54 billion in mortgage loans at June 30, 2006. While the Company's mortgage loans do not have quoted market values, at June 30, 2006, the Company estimates the market value of its mortgage loans to be $3.51 billion (using discounted cash flows from the next call date), which is 0.7% less than amortized cost. Most of the Company's mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	June 30, 2006		December 31, 2005
	(Dollars in thousands)
Publicly-issued bonds	$12,853,830	65.6%	$13,232,599	66.3%
Privately-issued bonds	1,608,854	8.2	1,802,118	9.0
Redeemable preferred stock	81	0.0	2,508	0.0
Fixed maturities	14,462,765	73.8	15,037,225	75.3
Equity securities	85,579	0.4	85,340	0.4
Mortgage loans	3,537,842	18.0	3,287,745	16.5
Investment real estate	54,392	0.3	65,301	0.3
Policy loans	454,224	2.3	458,825	2.3
Other long-term investments	279,189	1.4	273,768	1.4
Short-term investments	730,893	3.7	755,805	3.8
Total investments	$19,604,884	100.0%	$19,964,009	100.0%

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $1.6 billion at June 30, 2006, representing 8.2% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary. At June 30, 2006, securities with a market value of $456.6 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of its portfolio within general guidelines. The following table shows the Company's fixed maturities by credit rating at June 30, 2006.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars in thousands)
AAA	$6,561,963	45.3%
AA	506,109	3.5
A	2,353,312	16.3
BBB	4,347,531	30.1
Investment grade	13,768,915	95.2
BB	436,531	3.0
B	206,397	1.4
CCC or lower	26,161	0.2
In or near default	24,716	0.2
Below investment grade	693,805	4.8
Redeemable preferred stock	45	0.0
Total	$14,462,765	100.0%

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of June 30, 2006.

Creditor	Market Value
(Dollars in millions)
Duke Energy	$95.7
Dominion Resources	80.3
Wachovia	74.6
Bank of America	74.1
Comcast	73.4
Progress Energy	69.2
Entergy	69.1
Kinder Morgan	67.5
BellSouth	67.1
Goldman Sachs	66.3

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

Unrealized Gains and Losses

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2006, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At June 30, 2006, the Company had an overall pretax net unrealized loss of $284.0 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at June 30, 2006, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$1,136,023	11.4%	$1,154,330	11.0%	$(18,307)	3.8%
>90 days but <= 180 days	3,204,257	31.9	3,341,330	31.8	(137,073)	28.4
>180 days but <= 270 days	1,942,693	19.3	2,022,086	19.2	(79,393)	16.4
>270 days but <= 1 year	3,091,390	30.8	3,265,518	31.1	(174,128)	36.0
>1 year but <= 2 years	408,228	4.1	439,214	4.2	(30,986)	6.5
>2 years but <= 3 years	166,166	1.7	182,504	1.7	(16,338)	3.4
>3 years but <= 4 years	60,034	0.6	66,542	0.6	(6,508)	1.3
>4 years but <= 5 years	429	0.0	500	0.0	(71)	0.0
>5 years	23,502	0.2	43,956	0.4	(20,454)	4.2
Total	$10,032,722	100.0%	$10,515,980	100.0%	$(483,258)	100.0%

The unrealized losses as of June 30, 2006, primarily relate to the rising interest rate environment experienced over the past several quarters. At June 30, 2006, securities with a market value of $25.2 million and $20.5 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $19.9 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations. The Company currently plans to exercise its option to purchase all of the outstanding loans held in one of the Company-sponsored commercial mortgage loan securitizations during the third quarter of 2006.

    The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at June 30, 2006, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
Agency Mortgages	$2,351,512	23.5%	$2,467,462	23.4%	$(115,950)	24.1%
Banking	649,655	6.6	686,038	6.5	(36,383)	7.5
Basic Industrial	278,640	2.8	296,699	2.8	(18,059)	3.7
Brokerage	183,220	1.8	192,896	1.8	(9,676)	2.0
Canadian Govt Agencies	18,864	0.2	19,788	0.2	(924)	0.2
Capital Goods	84,995	0.8	88,696	0.8	(3,701)	0.8
Communications	333,244	3.3	356,583	3.4	(23,339)	4.8
Consumer Cyclical	272,324	2.7	290,141	2.8	(17,817)	3.7
Consumer Noncyclical	207,361	2.1	220,047	2.1	(12,686)	2.6
Electric	1,056,470	10.5	1,120,255	10.7	(63,785)	13.2
Energy	184,053	1.8	195,608	1.9	(11,555)	2.4
Finance Companies	193,002	1.9	202,342	1.9	(9,340)	1.9
Insurance	243,273	2.4	256,944	2.4	(13,671)	2.8
Municipal Agencies	4,153	0.0	4,239	0.0	(86)	0.0
Natural Gas	484,908	4.8	521,539	5.0	(36,631)	7.6
Non-Agency Mortgages	2,730,441	27.2	2,808,082	26.7	(77,641)	16.1
Other Finance	119,064	1.2	128,865	1.2	(9,801)	2.0
Other Industrial	75,237	0.7	79,663	0.8	(4,426)	0.9
Other Utility	21	0.0	44	0.0	(23)	0.0
Technology	76,307	0.8	81,024	0.8	(4,717)	1.0
Transportation	210,243	2.1	221,086	2.1	(10,843)	2.2
U.S. Government	268,636	2.7	270,598	2.6	(1,962)	0.4
U.S. Govt Agencies	7,099	0.1	7,341	0.1	(242)	0.1
Total	$10,032,722	100.0%	$10,515,980	100.0%	$(483,258)	100.0%

The range of maturity dates for securities in an unrealized loss position at June 30, 2006 varies, with 6.6% maturing in less than 5 years, 22.6% maturing between 5 and 10 years, and 70.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at June 30, 2006.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
AAA/AA/A	$6,944,243	69.2%	$7,215,923	68.6%	$(271,680)	56.2%
BBB	2,658,861	26.5	2,826,477	26.9	(167,616)	34.7
Investment grade	9,603,104	95.7	10,042,400	95.5	(439,296)	90.9
BB	272,200	2.7	287,151	2.7	(14,951)	3.1
B	122,233	1.2	132,091	1.3	(9,858)	2.0
CCC or lower	35,185	0.4	54,338	0.5	(19,153)	4.0
Below investment grade	429,618	4.3	473,580	4.5	(43,962)	9.1
Total	$10,032,722	100.0%	$10,515,980	100.0%	$(483,258)	100.0%

At June 30, 2006, securities in an unrealized loss position that were rated as below investment grade represented 4.3% of the total market value and 9.1% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $32.7 million. Securities in an unrealized loss position rated less than investment grade were 2.2% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

     The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
(Dollars in thousands)
<= 90 days	$106,090	24.8%	$107,304	22.6%	$(1,214)	2.8%
>90 days but <= 180 days	86,214	20.1	90,135	19.0	(3,921)	8.9
>180 days but <= 270 days	40,265	9.4	43,346	9.2	(3,081)	7.0
>270 days but <= 1 year	59,511	13.8	62,536	13.2	(3,025)	6.9
>1 year but <= 2 years	89,680	20.8	97,830	20.7	(8,150)	18.5
>2 years but <= 3 years	26,810	6.2	31,599	6.7	(4,789)	10.9
>3 years but <= 4 years	254	0.1	330	0.1	(76)	0.2
>4 years but <= 5 years	49	0.0	53	0.0	(4)	0.0
>5 years	20,745	4.8	40,447	8.5	(19,702)	44.8
Total	$429,618	100.0%	$473,580	100.0%	$(43,962)	100.0%

At June 30, 2006, below investment grade securities with a market value of $21.1 million and $19.3 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $18.9 million and $19.2 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other-than-temporary impairments and actual sales of investments. For the first six months of 2006, the Company recorded pretax other-than-temporary impairments in its investments of $0.0 million compared to $0.3 million for the same period of 2005.

As previously discussed, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the quarter ended June 30, 2006, the Company sold securities in an unrealized loss position with a market value of $1,837.4 million resulting in a realized loss of $21.2 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars in thousands)
<= 90 days	$1,110,994	60.4%	$(2,154)	10.2%
>90 days but <= 180 days	292,238	15.9	(6,677)	31.4
>180 days but <= 270 days	415,080	22.6	(10,879)	51.2
>270 days but <= 1 year	958	0.1	(41)	0.2
> 1 year	18,136	1.0	(1,484)	7.0
Total	$1,837,406	100.0%	$(21,235)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At June 30, 2006 and December 31, 2005, the Company's allowance for mortgage loan credit losses was $2.2 million and $6.8 million, respectively.

During the first quarter of 2005, Winn-Dixie Stores, Inc. (“Winn-Dixie”), an anchor tenant in the Company’s mortgage loan portfolio, declared Chapter 11 bankruptcy. At June 30, 2006, the Company had 19 loans amounting to $52.3 million in loan balances in which Winn-Dixie was considered to be the anchor tenant for the underlying property (including 7 loans with balances of $13.3 million included in mortgage loan securitization trusts in which the Company holds retained beneficial interests). At June 30, 2006, the rents from Winn-Dixie represented approximately 45% of the total rents applicable to the properties underlying these loans (including approximately 69% of rents on loans in mortgage loan securitizations). On June 21, 2005, Winn-Dixie announced a reorganization plan that included selling or closing a number of stores that served as the anchor tenant for properties underlying loans in the Company’s mortgage loan portfolio. At June 30, 2006, the Company’s mortgage loan portfolio included 10 properties with rejected leases under this reorganization plan. Within the 10 loans on these properties, the Company has identified 1 potential impairment, and the mortgage loan allowance for credit losses at June 30, 2006 included $0.9 million related to this loan. The Company will continue to actively monitor these loans and assess them for potential impairments as circumstances develop in the future.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2006, approximately $456.6 million of the Company’s mortgage loans have this participation feature.

At June 30, 2006, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At June 30, 2006, the Company had policy liabilities and accruals of $12.5 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.8%.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. At June 30, 2006, the Company had outstanding mortgage loan commitments of $1.0 billion at an average rate of 6.17%.

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

The Company was committed at June 30, 2006, to fund mortgage loans in the amount of $1.0 billion. The Company held $739.7 million in cash and short-term investments at June 30, 2006.

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

Capital Resources

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, has $200 million of non-recourse funding obligations outstanding at June 30, 2006, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $400 million of non-recourse funding obligations through June 2007. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or its parent company, PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (Regulation XXX). Any payment of principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company, or any of PLC’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although PLC has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

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

	2006	2007-2008	2009-2010	After 2010
	(Dollars in thousands)
Stable value products(a)	$674,105	$2,839,972	$991,913	$1,258,866
Operating leases(b)	2,808	8,277	6,303	4,695
Home office lease(c)	1,911	75,637
Mortgage loan commitments	1,000,437
Liabilities related to variable interest entities(d)	657	35,323
Policyholder obligations(e)	469,045	1,954,463	1,611,866	10,161,052
Non-recourse funding obligations(f)				200,000
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

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) has been approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to access such solutions may depend on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, and other factors. The Company cannot predict when or if these solutions may become available to the Company or its competitors. The NAIC is continuing to study this issue and may issue additional changes. In addition, an actuarial task force is studying whether to suggest changes to accounting standards that relate to certain reinsurance credits, and whether, if changes are suggested, they are to be applied retrospectively or prospectively only. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

A recent ruling by the Securities Valuation Office (“SVO”) of the NAIC indicates that certain securities previously classified as “preferred securities” may be classified as “equity securities” in the future. The Company’s insurance subsidiaries currently invest in these securities and if the securities are reclassified, the market value of these securities may be negatively affected and the capital required to hold these assets may increase.

The financial services industry has become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging, and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products, as well as practices related to finite reinsurance. Some publicly held companies have been the subject of enforcement or other actions relating to corporate governance and the integrity of financial statements, most recently relating to the issuance of stock options. Such publicity may generate inquiries to or litigation against publicly held companies and/or financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As some inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities, or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests, or other inquiries and responds to them in the ordinary course of business.

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

In March 2006, the FASB issued an exposure draft of a proposed Statement of Financial Accounting Standards that would amend Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“FAS87”), Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“FAS88”), Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“FAS106”), and Statement of Financial Accounting Standards No. 132 (revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“FAS132(R))”. The proposed statement would require that the funded status of postretirement benefit plans to be fully recognized on the balance sheet. The proposed statement would not change how plan assets and benefit obligations are measured and would not change the basic approach for measuring the amount of annual net benefit cost included in earnings. The final standard is expected to be issued in September of 2006, and would be effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the provisions of this proposed standard, but does not currently anticipate that its adoption would have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of such date. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)	Changes in internal control over financial reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements. In addition, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. This change to Actuarial Guideline 38 also affected the profitability of universal life products sold after the adoption date. The NAIC is continuing to study this issue and may issue additional changes. In addition, an actuarial task force is studying whether to suggest changes to accounting standards that related to certain reinsurance credits and whether, if changes are suggested, they are to be applied retrospectively or prospectively only. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. At the federal level, a bill has been introduced in the U. S. Senate that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced that would preempt state law in certain respects with regard to the regulation of reinsurance. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation.

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

Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations relating to the numerous laws that govern publicly held companies and the financial services and insurance business. The Company cannot predict the impact of any such investigations on the Company or the industry.

The financial services industry has become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial services providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Some publicly held companies have been the subject of enforcement or other actions relating to corporate governance and the integrity of financial statements, most recently relating to the issuance of stock options. Such publicity may generate inquiries to or litigation against publicly held companies and/or financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As some inquiries appear to encompass a large segment of our industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquires and responds to them in the ordinary course of business.

The Company may not be able to achieve the expected results from its recent acquisition.

On July 3, 2006, the Company completed its acquisition from JPMorgan Chase & Co. of the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies. Integration of the acquisition may be more expensive, more difficult, or take longer than expected. In addition, the Company may not achieve the returns projected from its analysis of the acquisition opportunity, and the effects of purchase GAAP accounting on the Company’s financial statements may be different than originally contemplated.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. A recent amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005. This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital. Future marketing plans are dependent on access to the capital markets through securitization. A disruption in the securitization marketplace, or the Company’s inability to access capital through these transactions, could have a negative impact on the Company’s ability to grow. Capital has also been consumed as the Company increased its reserves on the residual value product. Although positive performance in the equity markets has recently allowed the Company to decrease its guaranteed minimum death benefit related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

New accounting or statutory rules or changes to existing accounting or statutory rules could negatively impact the Company.

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

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals are currently pending before committees and taskforces of the NAIC, some of which, if enacted, would negatively affect the Company and some of which could positively impact the Company, including one that related to certain reinsurance credits. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

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

Date: August 14, 2006
     /s/ Steven G. Walker____________________
Steven G. Walker
Senior Vice President, Controller and
Chief Accounting Officer
(Duly authorized officer)