Form 10-K
period 2006-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2007-03-30
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 __________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
__________________________________
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

Large accelerated filer ☐    Accelerated Filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2006: None
Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 28, 2007: 5,000,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Protective Life Corporation Proxy Statement prepared for the 2007 Annual Meeting of Share Owners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

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

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or distribution channels. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

Additional information concerning the Company’s business segments may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to Consolidated Financial Statements included herein. The information incorporated herein by reference is electronically accessible through the Internet from the “Edgar Database of Corporate Information” on the Securities and Exchange Commission’s worldwide website (www.sec.gov).

In the following paragraphs, the Company reports sales and other statistical information. These statistics are used by the Company to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned (target) premiums plus 6% of amounts received in excess of target premiums and 10% of single premiums. Sales of annuities are measured based on the amount of deposits received. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

These statistics are derived from the Company’s various sales tracking and administrative systems, and are not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life and bank owned life insurance (“BOLI”) products on a national basis through a variety of distribution channels. One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers. The segment also distributes life insurance products through stockbrokers and banks, through worksite arrangements, and through direct marketing channels. The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market. The following table shows the Life Marketing segment’s sales measured by new premium.

Year Ended December 31	Sales
(Dollars in millions)
2002	$224
2003	290
2004	262
2005	295
2006	228

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products sold to individuals. These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers. Forty-four transactions have been closed by the segment since 1970, including 17 since 1989. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, management believes that the Company may face increased competition for future acquisitions.

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force, thus policies acquired through the segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, the amount of insurance in-force for a particular acquisition is expected to decline with time due to lapses, deaths and other termination of coverage. In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company. However, in the case of the acquisition of West Coast Life Insurance Company (“West Coast”) which was closed by the Acquisitions segment in 1997, the Company elected to continue the marketing of new policies and operate West Coast as a component of the Company’s Life Marketing segment. Additionally, the Company has continued the marketing of new annuity products associated with its 2006 acquisition of the Chase Insurance Group (see below). New annuity product sales resulting from this acquisition are reported as a component of the Company’s Annuities segment.

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a competitive advantage over many other companies that attempt to make similar acquisitions.

Since most acquisitions consist of closed blocks of business, earnings and account values from the Acquisitions segment are expected to decline with time unless new acquisitions are made. Therefore, the segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

In 2002, the Company coinsured a block of traditional life and interest-sensitive life insurance policies from Conseco Variable Insurance Company.

On July 3, 2006, the Company completed its acquisition of the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group.”) The Chase Insurance Group is headquartered in Elgin, Illinois, and offers primarily level premium term and other traditional life products, as well as fixed and variable annuity products. While the Company has ceased marketing the level premium term and other traditional life products previously offered by the Chase Insurance Group, as noted above, it has continued marketing the fixed and variable annuity products.

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

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Because contract values for these annuities are "market-value adjusted" upon surrender prior to maturity, these products afford the Company a measure of protection from the effects of changes in interest rates. The Company’s fixed annuities also include single premium deferred annuities, book value annuities, and equity indexed annuities which the Company began marketing during 2005. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales. The demand for annuity products is related to the general level of interest rates and performance of the equity markets. Additionally, as previously discussed, the Company has continued the marketing of new annuity products associated with its 2006 acquisition of the Chase Insurance Group and includes such sales as a component of its Annuities segment. During 2006, $276 million of fixed annuity sales were generated through the Chase Insurance Group distribution channels.

Year Ended December 31	Fixed Annuities	Variable Annuities	Total Annuities
	(Dollars in millions)
2002	$628	$325	$953
2003	164	350	514
2004	443	283	726
2005	275	312	587
2006	878	323	1,201

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments and money market funds. During 2003, the Company registered a funding agreement-backed notes program with the SEC. Through this program, the Company is able to offer notes to both institutional and retail investors. As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased by $4 billion in 2005 through a second registration. The segment's funding agreement-backed notes complement the Company’s overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of the Company as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

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

The following table shows the stable value products sales.

Year Ended December 31	GICs	Funding Agreements	Total
	(Dollars in millions)
2002	$267	$888	$1,155
2003	275	1,333	1,608
2004	59	1,524	1,583
2005	96	1,316	1,412
2006	294	140	434

The Company chose not to participate in the institutional funding agreement-backed note market during 2006. The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.
Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”). In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product. The segment’s products are primarily marketed through a national network of 4,500 automobile, marine, and RV dealers. The Asset Protection segment has also offered credit insurance through banks and consumer finance companies.

The Company is the 8th largest independent writer of credit insurance in the United States according to industry surveys. These policies cover automobile loans made through automobile dealers throughout the United States and consumer loans made by financial institutions located primarily in the southeastern United States. The Company’s ranking with respect to the writing of credit insurance is expected to decline in 2007 and beyond as the segment discontinues marketing these products through financial institutions.

On July 14, 2006, the Company completed its acquisition of the vehicle extended service contract business of Western General. Western General is headquartered in Calabasas, California, and is a provider of vehicle service contracts nationally, focusing primarily on the west coast market. In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

The following table shows the insurance and related product sales measured by new premium.

Year Ended December 31	Sales
(Dollars in millions)
2002	$468
2003	472
2004	460
2005	489
2006	536

In 2006, approximately 63% of the segment’s sales were through the automobile dealer distribution channel, and approximately 52% of the segment’s sales were extended service contracts. A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

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

Investments

The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests its assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Notes 2 and 4 to Consolidated Financial Statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A significant portion of the Company's bond portfolio is invested in mortgage-backed securities. Mortgage-backed securities are constructed from pools of residential mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates. The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company). In addition, the Company has entered into derivative contracts to offset the volatility in the market value of its mortgage-backed securities.

The table below shows a breakdown of the Company’s mortgage-backed and asset-backed securities portfolio by type at December 31, 2006. Planned amortization class securities (“PACs”) pay down according to a schedule. Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received. The CMBS are commercial mortgage-backed securities issued in securitization transactions. Portions of the CMBS are sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio.

Type	Percentage of Mortgage-Backed and Asset-Backed Securities
Sequential	47.3%
PAC	21.0
CMBS	9.1
Pass Through	8.5
ABS	5.6
Other	8.5
100.0%

The Company obtains ratings of its fixed maturities from Moody's Investors Service, Inc. (“Moody's”), Standard & Poor's Corporation (“S&P”), and Fitch Ratings (“Fitch”). If a bond is not rated by Moody's, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. At December 31, 2006, over 99% of bonds were rated by Moody's, S&P, Fitch, and/or the NAIC.

The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2006, is as follows:

Rating	Percentage of Fixed Maturity Investments
AAA	46.1%
AA	6.8
A	18.5
BBB	27.0
BB or less	1.6
100.0%

At December 31, 2006, approximately $20.6 billion of the Company’s $20.9 billion bond portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $0.3 billion of its fixed maturities portfolio was rated less than investment grade, of which $22.7 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

The Company also invests a significant portion of its portfolio in mortgage loans. The Company generally does not lend on speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers. The average size of loans made during 2006 was $3.2 million. The average size mortgage loan in the Company's portfolio is approximately $2.5 million. The largest single loan amount is $26.5 million.

The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2006:

Property Type	Percentage of Mortgage Loans on Real Estate
Retail	68.3%
Office Buildings	11.9
Apartments	10.0
Warehouses	7.1
Other	2.7
100.0%

Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company's borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions. The following are the largest anchor tenants (measured by the Company's exposure) at December 31, 2006:

Anchor Tenants	Percentage of Mortgage Loans on Real Estate
Walgreen Corporation	2.4%
Food Lion, Inc.	2.3
Wal-Mart Stores Inc.	2.1
Lone Star Funds	1.5
Tractor Supply Co.	1.4

The Company's mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination. Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. Approximately $493.0 million of the Company’s mortgage loans have this participation feature.

Many of the Company's mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

At December 31, 2006, $15.8 million or 0.4% of the mortgage loan portfolio was nonperforming. It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans. The Company sold the senior tranches while retaining the subordinate tranches. The Company continues to service the securitized mortgage loans. At December 31, 2006, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $173.4 million.

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

The following table shows the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
	Income, and		Average of	Derivative
Year Ended	Investments at	Net Investment	Cash and	Financial	All Other
December 31	December 31	Income	Investments	Instruments	Investments
(Dollars in thousands)
2002	$15,705,411	$971,808	6.8%	$(4,708)	$12,314
2003	17,258,709	980,743	6.1	8,249	66,764
2004	19,191,435	1,029,206	5.9	2,726	30,771
2005	20,201,641	1,127,920	5.9	(31,819)	37,934
2006	27,745,929	1,352,432	5.9	(21,555)	101,864

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
New Business Written
Life Marketing	$81,389,241	$60,435,133	$77,917,553	$102,154,269	$67,827,198
Group Products(1)				67,405	44,567
Asset Protection	3,095,205	3,770,783	5,702,146	6,655,790	4,516,350
Total	$84,484,446	$64,205,916	$83,619,699	$108,877,464	$72,388,115
Business Acquired
Acquisitions	$224,498,169				$3,859,788
Insurance in Force at End of Year(2)
Life Marketing	$453,937,534	$435,430,943	$372,395,267	$305,939,864	$225,667,767
Acquisitions	265,837,876	26,861,772	29,135,715	30,755,635	27,372,622
Group Products(1)				710,358	5,015,636
Asset Protection	4,718,018	5,496,543	6,807,494	9,088,963	12,461,564
Total	$724,493,428	$467,789,258	$408,338,476	$346,494,820	$270,517,589
(1) On December 31, 2001, the Company completed the sale of substantially all of its Dental Division, with which the group products are associated.
(2) Reinsurance assumed has been included; reinsurance ceded (2006 - $576,790,608; 2005 - $393,605,152; 2004 - $354,015,938; 2003 - $292,740,795; 2002 - $219,025,215) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Year Ended December 31	Ratio of Voluntary Terminations
2002	4.7%
2003	4.1
2004	4.6
2005	4.2
2006	3.9

Investment Products in Force

The amount of investment products in force is measured by account balances. The following table shows stable value product and annuity account balances. Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

December 31	Stable Value Products	Modified Guaranteed Annuities	Fixed Annuities	Variable Annuities
	(Dollars in thousands)
2002	$4,018,552	$2,390,440	$955,886	$1,864,993
2003	4,676,531	2,286,417	851,165	2,388,033
2004	5,562,997	2,406,426	753,832	2,612,077
2005	6,057,721	2,348,037	777,422	2,639,670
2006	5,513,464	2,424,218	4,981,587	4,302,413

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

During third quarter of 2006, the Company introduced an advanced underwriting system, TeleLife®, through the brokerage agent distribution channel for traditional insurance. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy, mostly through electronic means, as well as reduces the number of attending physician statements.

Reinsurance Ceded

The Company and its insurance subsidiaries cede insurance to other insurance companies. The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The Company also has used reinsurance to reinsure guaranteed minimum death benefit (“GMDB”) claims in its variable annuity contracts.

During 2006, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of the Company’s life insurance business. The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). In response to these challenges, in 2005 the Company reduced its overall reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements for certain newly issued traditional life products. Additionally in 2005, for certain newly issued traditional life products, the Company increased, from $500,000 to $1,000,000, the amount of insurance it will retain on any one life. The Company’s maximum retention for newly issued universal life products is $1,000,000. In order to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements, the Company has established a surplus notes facility under which it may issue up to an aggregate of $600 million of non-recourse funding obligations through June 2007.

At December 31, 2006, the Company had insurance in force of $724.5 billion of which approximately $576.8 billion was ceded to reinsurers. See Note 8 to Consolidated Financial Statements for additional information related to the Company’s use of reinsurance.

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

The policy liabilities and accruals carried in the Company's financial reports presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries' statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations). For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business. Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company's financial reports at the account value of the policy or contract plus accrued interest.

Federal Income Tax Consequences

Existing federal laws and regulations affect the taxation of the Company’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, will be adversely affected with respect to their ability to sell such products. Also, depending upon grandfathering provisions, the Company will be affected by the surrenders of existing annuity contracts and life insurance policies.

Additionally, if enacted, proposed changes in the federal tax law would establish new tax-advantaged retirement and life savings plans that will reduce the tax advantage of investing in life insurance or annuity products. Such proposals include changes that create new non-life-insurance vehicles for tax-exempt savings, and such proposals sometimes include provisions for more generous annual limits on contributions, etc.

In addition, life insurance products are often used to fund estate tax obligations. Federal law phases out, and ultimately eliminates, the U.S. estate tax in 2010. The same law, if not explicitly extended by Congress and the President via new legislation, reinstates in full the U.S. estate tax in 2011. President Bush and certain members of Congress have expressed a desire to either more quickly phase-out, or completely repeal the U.S. estate tax. If the U.S. estate tax is significantly reduced or repealed, the demand for certain life insurance products will be adversely affected.

Additionally, the Company is subject to the federal corporation income tax. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes will adversely affect the Company.

The Company's insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries. However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company’s consolidated U.S. income tax return. Additionally, restrictions apply to the combining, in a consolidated U.S. income tax return, of life-insurance-company taxable income with non-life-insurance-company taxable losses. For 2006, the Company will consolidate all of its subsidiaries into its consolidated U.S. income tax return except for the five recently-acquired Chase life insurance companies. The Chase life insurance companies will file either stand-alone U.S. income tax returns or will join in the filing of a separate U.S. consolidated income tax return.

Under pre-1984 U.S. tax law, a significant amount of the Company’s taxable income was not currently taxed. Instead, it was accumulated in a memorandum, or policyholders' surplus, account. Such income was subject to taxation only when it was either distributed or accumulated in excess of certain prescribed limits. The $70.5 million balance in the Company’s policyholders' surplus account as of December 31, 2003, has been carried forward without change since that date. Legislation was enacted in 2004 which permitted a life insurance company to reduce, during 2005 and 2006, its policyholders’ surplus account balances without such reductions being subject to taxation. During 2006, the Company followed this legislation and reduced its policyholders’ surplus account balances to zero.

Competition

Life and health insurance is a mature and highly competitive industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations than the Company. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

The Company’s move away from relying on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes). The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and the Company’s ability to generate taxable income.

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, that differs from past behavior.

Regulation

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with many aspects of the Company’s business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share-owners.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance have some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to strengthen as well as clarify the insurable interest laws. To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be unduly optimistic.

A life insurance company's statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to certain NAIC rules, unless inconsistent with the other state’s law. Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs and use of more conservative computations of policy liabilities. The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon the December 31, 2006 statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

The Company's insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. To date, no such insurance department examinations have produced any significant adverse findings regarding the Company or its insurance subsidiaries.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's own financial strength. The Company and its insurance subsidiaries were assessed immaterial amounts in 2006, which will be partially offset by credits against future state premium taxes.

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

The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to Protective Life Corporation. These restrictions are generally based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile. The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by its insurance subsidiaries in 2007 is estimated to be $446.7 million. No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the Company by such subsidiaries without affirmative prior approval by state regulatory authorities.

The Company and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts and annuities offered by the Company and its subsidiaries are subject to regulation under the federal securities laws administered by the Securities and Exchange Commission (“SEC”). The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

Employees

At December 31, 2006, the Company had 2,173 employees, including 863 in Birmingham, Alabama. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans. The cost of these benefits to the Company in 2006 was approximately $7.5 million. In addition, substantially all of the employees are covered by a defined benefit pension plan. The Company also matches employee contributions to its 401(k) Plan and makes discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 12 to Consolidated Financial Statements.

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

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry and negatively affect profitability.

Life and health insurance is a mature and highly competitive industry. In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations than the Company. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products.

The Company’s move away from relying on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes.) The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and the Company’s ability to generate taxable income.

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation. Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations. Some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets. The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors.

The Company’s ability to compete is dependent upon, among other things, its ability to attract and retain distribution channels to market its insurance and investment products, its ability to develop competitive and profitable products, its ability to maintain low unit costs, and its maintenance of strong ratings from rating agencies.

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, that differs from past behavior.

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

The Company’s policy claims fluctuate from period to period resulting in earnings volatility.

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

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values. Actual mortality, morbidity, and/or casualty experience will differ from expectations if actual results differ from those assumptions. In addition, continued activity in the viatical, stranger-owned and/or life settlement industry, in which some companies attempt to arbitrage the difference in lapse assumptions used in pricing and actual lapse performance that they can control, could have an adverse impact on the Company’s level of persistency and lapses, and thus negatively impact the Company’s performance.

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

Significant changes in interest rates expose insurance companies to the risk of not earning anticipated spreads between the interest rate earned on investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect the Company’s spread income. While the Company develops and maintains asset/liability management programs and procedures designed to mitigate the effect on spread income in rising or falling interest rate environments, no assurance can be given that changes in interest rates will not affect such spreads.

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

The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall. Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of options embedded in these products.

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

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than share owners. At any given time, a number of financial and/or market conduct examinations of the Company’s subsidiaries may be ongoing. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance have some interest in the sustained life of the insured. To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws. To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be unduly optimistic.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations. Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements. Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38, which interprets the reserve requirements for universal life insurance with secondary guarantees. This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005. This change to Actuarial Guideline 38 (“AG38”) also affected the profitability of universal life products sold after the adoption date. The NAIC is continuing to study reserving methodology and has issued additional changes to AG38 and Regulation XXX, which may have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007 and later. In addition, accounting and actuarial groups within the NAIC are studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner. A requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves. At the federal level, bills have been introduced in the U. S. Senate and the U. S. House of Representatives that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced in the U. S. House of Representatives that would pre-empt state law in certain respects with regard to the regulation of reinsurance. Still another bill has been introduced in the House and Senate that would remove the federal antitrust exemption from the insurance industry. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. Moreover, although with respect to some financial regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation.

The Company and its subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

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

The Company’s move away from relying on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes.) The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The profitability and competitive position of these products is dependent on the continuation of current tax law and the ability to generate taxable income.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments.

Group health coverage issued through associations and credit insurance coverages have received some negative coverage in the media as well as increased regulatory consideration and review and litigation. The Company has a small closed block of group health insurance coverage that was issued to members of an association; a lawsuit is currently pending against the Company in connection with this business. The Company is also defending litigation challenging its practices relating to issuing refunds of unearned premiums upon termination of credit insurance.

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

The financial services industry has become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging and other alleged misconduct, including payments made by insurers and other financial services providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products as well as practices related to finite reinsurance. Some publicly held companies have been the subject of enforcement or other actions relating to corporate governance and the integrity of financial statements, most recently relating to the issuance of stock options. Such publicity may generate inquiries to or litigation against publicly held companies and/or financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As some inquiries appear to encompass a large segment of the financial services industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests or other inquires and responds to them in the ordinary course of business.

The Company’s ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.

The Company’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency (continuation or renewal) of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs.

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

The Company may be unable to complete an acquisition, or completion of an acquisition may be more costly or take longer than expected or may have a different financing structure than initially contemplated. The Company may be unable to obtain regulatory approvals that may be required to complete an acquisition. There may be unforeseen liabilities that arise in connection with businesses that the Company acquires.

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

On July 3, 2006, the Company completed its acquisition from JP Morgan Chase & Co. of the stock of five life insurance companies and the stock of four related non-insurance companies. Integration of the acquisition may be more expensive, more difficult, or take longer than expected. In addition, the Company may not achieve the returns projected from its analysis of the acquisition opportunity, and the effects of purchase U.S. GAAP accounting on the Company’s financial statements may be different than originally contemplated.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties. Also, a substantial portion of the business of the recently acquired Chase Insurance Group will be administered by third party administrators. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

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

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third party to collect premiums, pay claims, and/or perform customer service functions. However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. Therefore, the failure of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

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

Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general. This could have a negative effect on the Company’s ability to compete. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The decreased number of participants in the life reinsurance market results in increased concentration risk for insurers, including the Company. If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to the Company could be adversely impacted.

The Company recently has implemented and plans to continue to implement a reinsurance program through the use of a captive reinsurer. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program and related marketing efforts is dependent on a number of factors outside the control of the Company, including continued access to capital markets, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

Computer viruses or network security breaches could affect the data processing systems of the Company or its business partners and could damage our business and adversely affect our financial condition and results of operations.

A computer virus could affect the data processing systems of the Company or its business partners, destroying valuable data or making it difficult to conduct business. In addition, despite the Company’s implementation of network security measures, its servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with its computer systems.

The Company retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent the Company’s security measures and penetrate the Company’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of the Company’s computer systems that result in inappropriate disclosure of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts. A recent amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005. This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital. Future marketing plans are dependent on access to the capital markets through securitization. A disruption in the securitization marketplace, or the Company’s inability to access capital through these transactions, could have a negative impact on the Company’s ability to grow. Capital has also been consumed as the Company increased its reserves on the residual value and lenders indemnity product lines. Although positive performance in the equity markets has recently allowed the Company to decrease its guaranteed minimum death benefit related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption. Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control. A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

Like all publicly traded companies, the Company is required to comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”). A number of organizations are instrumental in the development and interpretation of U.S. GAAP such as the Securities and Exchange Commission (“SEC”), the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”). U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis. The Company can give no assurance that future changes to U.S. GAAP will not have a negative impact on the Company.

In addition, the Company’s insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its taskforces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals are currently pending before committees and taskforces of the NAIC, some of which, if enacted, would negatively affect the Company, including one that relates to certain reinsurance credits, and some of which could positively impact the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company. Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.

The Company has developed risk management policies and procedures and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, monitor and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected.

These may not be the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition and/or operating results.

Item 2. Properties

The Company's Home Office is located at 2801 Highway 280 South, Birmingham, Alabama. The original 142,000 square-foot building was completed in 1976 and a second 220,000 square-foot building was completed in 1985. Additionally, the Company leases a third 315,000 square-foot building. Parking is provided for approximately 2,760 vehicles.

The Company leases administrative and marketing office space in 22 cities, including 11,428 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $7.7 million.

The Company believes its properties are adequate and suitable for its business as currently conducted and are adequately maintained. The above properties do not include properties the Company owns for investment only.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly-owned subsidiary of PLC which also owns all of the preferred stock issued by the Company's subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). Therefore, neither the Company's common stock nor PL&A's preferred stock is publicly traded.

At December 31, 2006, approximately $2,170.4 billion of consolidated share-owner’s equity excluding net unrealized gains and losses on investments represented net assets of the Company that cannot be transferred to PLC in the form of dividends, loans, or advances. Also, distributions, including cash dividends to PLC in excess of approximately $2.2 billion, would be subject to federal income tax at rates then effective.

Insurers are subject to various state statutory and regulatory restrictions on the insurers' ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC the Company in 2007 is estimated to be $446.7 million. The Company paid a non-cash dividend of $54.1 million to PLC in 2006.

PL&A paid no dividends on its preferred stock in 2006 or 2005. The Company and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6. Selected Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$2,316,594	$1,879,920	$1,822,825	$1,653,609	$1,548,201
Reinsurance ceded	(1,362,722)	(1,143,988)	(1,124,651)	(917,935)	(738,158)
Net of reinsurance ceded	953,872	735,932	698,174	735,674	810,043
Net investment income	1,352,432	1,127,920	1,029,206	980,743	971,808
Realized investment gains (losses): Derivative financial instruments	(21,555)	(31,819)	2,726	8,249	(4,708)
All other investments	101,864	37,934	30,771	66,764	12,314
Other income	96,944	67,066	55,783	46,825	41,483
Total revenues	2,483,557	1,937,033	1,816,660	1,838,255	1,830,940
Benefits and expenses	2,063,809	1,575,818	1,445,497	1,488,283	1,589,317
Income tax expense	154,865	125,559	133,226	117,932	84,229
Change in accounting principle(1)	0	0	(15,801)	0	0
Net income	$264,883	$235,656	$222,136	$232,040	$157,394
(1) Cumulative effect of change in accounting principle, net of income tax - amount in 2004 relates to SOP 03-1.
	December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
BALANCE SHEET DATA
Total assets	$39,157,857	$28,338,594	$26,571,210	$23,914,836	$21,727,967
Total stable value contract and annuity account balances(3)	14,330,909	9,490,007	8,342,334	7,336,341	6,789,557
Total debt(2)	0	0	2,202	2,234	4,264
Non-recourse funding obligations	425,000	125,000	0	0	0
Liabilities related to variable interest entities	20,395	42,604	60,590	0	0
Share-owner’s equity	3,253,498	2,930,406	2,885,064	2,629,798	2,285,284
(2) Includes indebtedness to related parties totaling $2.0 million at December 31, 2002.
(3) Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

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

OVERVIEW

The Company and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products. Founded in 1907, Protective Life Insurance Company (the “Company”) is the largest operating subsidiary of PLC. Unless the context otherwise requires, the “Company” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

The Company operates several business segments, each having a strategic focus. An operating segment is generally distinguished by products and or distribution channels. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business. Note that the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The Company achieved growth in operating earnings in 2006 in its Life Marketing and Acquisitions segments. The completion of the Chase Insurance Group acquisition in July 2006 represents the most significant acquisition in the Company’s history. Operating earnings were down in 2006 compared to the prior year in the Company’s other segments primarily due to a bad debt charge in the Asset Protection segment, favorable DAC unlocking in 2005 which increased earnings in 2005 in the Annuities segment, and lower investment income and higher interest expense (both related to the Chase Insurance Group acquisition) in the Corporate and Other segment. Historically low interest rates continued to create a challenge for the Company’s products that generate investment spread profits, such as fixed annuities and stable value contracts. However, active management of crediting rates on these products allowed the Company to minimize spread compression effects. Strong competitive pressures on pricing, particularly in the Company’s life insurance business, continued to present a challenge from a new sales perspective. However, the Company’s continued focus on delivering value to consumers and broadening its base of distribution allowed for solid product sales during the year. Increasing costs of reinsurance continues to present the Company with challenges from both a new product pricing and capital management perspective. In response to these challenges, during 2005 the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements and increasing the maximum amount retained on any one life on certain of its newly written traditional life products. Through December 31, 2006, the Company has issued $425 million of non-recourse funding obligations to fund the additional statutory reserves required as a result of the overall increase in retention levels.

Operating earnings from the Life Marketing segment increased in 2006 due to growth in business in-force as a result of strong sales in prior periods and favorable DAC unlocking results in 2006 versus 2005. The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products. An increase in retention levels on certain newly written traditional life products during 2005 allowed the segment to improve its competitive position with respect to these products, resulting in increased sales of traditional life products during the second half of 2005, and continuing into 2006. Sales of universal life products declined in 2006 as expected, as the Company responded to the higher reserve levels required under Actuarial Guideline 38 (“AG38”) by implementing pricing adjustments on certain universal life (“UL”) products.

Operating earnings increased 30% in the Acquisitions segment due to the completion of the Chase Insurance Group acquisition effective July 3, 2006. This transaction consisted of the acquisition from JP Morgan Chase & Co. of the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies. The Company’s acquisition capabilities have historically given the Company a unique competitive advantage. Policies acquired through the Acquisitions segment are typically “closed” blocks of business, so unless new acquisitions are made, earnings are expected to decline as a result of lapses, deaths, and other terminations in the closed blocks.

The Annuities segment operating income declined in 2006 as the result of favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines during 2005. Excluding the impact of DAC unlocking, segment operating income increased 60% in 2006 compared to the prior year. Increasing account values, improvement in the equity markets, and higher interest spreads combined to generate this increase in earnings in 2006 (excluding the aforementioned DAC unlocking.) Growth in equity markets generally translates into improved earnings in this segment, as fee income based on variable account values increases and claims expense for variable annuity guaranteed minimum death benefits decline in a rising equity market environment.

Spread compression due to increasing short term interest rates combined with a decline in average account values caused operating income to decline 14% in 2006 in the Stable Value Products segment compared to 2005. The segment continues to proactively manage its investment portfolio to minimize spread compression caused by higher credited rates on floating rate contracts. The Company chose not to participate in the institutional funding agreement-backed note market during 2006, resulting in the decline in average account balances.

Operating earnings from the Asset Protection segment declined 68% in 2006 as a result of the impact of bad debt charges of $27.1 million in the Lender’s Indemnity product line. Additional discussion of this event is provided in the results by business segment. Excluding the impact of these charges, operating income for the Asset Protection Segment increased 45% in 2006. The service contract line continues to drive segment results, accounting for 52% and 80%, respectively, of the segment’s sales and earnings (exclusive of the bad debt charge) in 2006. Improved loss ratios and proactive expense management resulted in increased earnings from the segment’s service contract lines and other products lines. Price increases implemented over the last several years and improvements in the underwriting process have paid off by reducing loss ratios. Lower volume and higher expenses caused earnings to decline in the credit insurance line.

Corporate and Other operating income declined 88% from 2005, due to decreased investment income resulting from lower levels of unallocated capital, lower participating income and prepayment fees from mortgages and real estate, and higher interest expense. Prepayment fee income was particularly strong in 2005 reflecting increased transaction activity within the Company’s mortgage portfolio. The overall performance of the Company’s investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio. Impairment losses declined 52% in 2006 compared to the prior year, reflecting a general improvement in the corporate credit environment.

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

Accounting for other intangible assets such as goodwill also requires an estimate of the future profitability of the associated lines of business. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. At December 31, 2006, the Company had DAC/VOBA and goodwill assets of $3.2 billion and $75.5 million, respectively.

The Company has a DAC/VOBA asset of approximately $193.1 million related to its variable annuity product line with an account balance of $4.3 billion at December 31, 2006. These amounts include $61.0 million and $1.4 billion, respectively, of DAC/VOBA asset and account balances associated with the variable annuity business of the Chase insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a modified coinsurance agreement. The Company monitors the rate of amortization of DAC/VOBA associated with its variable annuity product line. The Company’s monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean with no cap, reversion to the mean period of 6 years, and an amortization period of 25 years. A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, result in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization. The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”.

The Company also establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. The Company’s GMDB at December 31, 2006 are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. At December 31, 2006, the total GMDB liability held by the Company was $2.2 million.

Establishing an adequate liability for the Company’s obligations to its policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. At December 31, 2006, the Company had total policy liabilities and accruals of $16.0 billion.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires the Company to perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported overall by underlying investments in a wide variety of issuers. The Company’s specific accounting policies related to its invested assets are discussed in Notes 2 and 4 to Consolidated Financial Statements. At December 31, 2006, the Company held $18.5 billion of available-for-sale investments, including $8.6 billion in investments with a gross unrealized loss of $195.3 million.

The Company utilizes derivative transactions primarily in order to reduce its exposure to interest rate risk, inflation risk, equity market risk, and currency exchange risk. Assessing the effectiveness of hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. The Company employs a variety of methods for determining the fair value of its derivative instruments. The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. At December 31, 2006, the fair value of derivatives reported on the Company’s balance sheet in “other long-term investments” and “other liabilities” was $165.3 million and $103.5 million, respectively.

Determining the Company’s obligations to employees under its defined benefit pension plan and stock-based compensation plans requires the use of estimates. The calculation of the liability related to the Company’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets. Accounting for other stock-based compensation plans may require the use of option pricing models to estimate the Company’s obligations. Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, expected dividend rates, as well as expected exercise dates. See Notes 11 and 12 to Consolidated Financial Statements for further information on these plans.

The assessment of potential obligations for tax, regulatory, and litigation matters inherently involve a variety of estimates of potential future outcomes. The Company makes such estimates after consultation with its advisors and a review of available facts.

RESULTS OF OPERATIONS

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Segment Operating Income
Life Marketing	$172,247	$161,858	$163,177	6.4%	(0.8)%
Acquisitions	104,534	80,721	87,268	29.5	(7.5)
Annuities	23,014	30,792	15,279	(25.3)	101.5
Stable Value Products	47,073	54,798	53,159	(14.1)	3.1
Asset Protection	7,788	23,991	18,628	(67.5)	28.8
Corporate and Other	4,761	39,056	13,637	(87.8)	186.4
Total segment operating income	359,417	391,216	351,148	(8.1)	11.4

Realized investment gains (losses) – investments(1)	79,166	4,344	23,836
Realized investment gains (losses) – derivatives(2)	(18,835)	(34,345)	(3,821)
Income tax expense	(154,865)	(125,559)	(133,226)

Net income before cumulative effect of change	264,883	235,656	237,937	12.4	(1.0)
in accounting principle
Cumulative effect of change in accounting principle,	0	0	(15,801)
net of income tax

Net income	$264,883	$235,656	$222,136	12.4	6.1

(1) Realized investment gains (losses) - investments	$101,864	$37,934	$30,771
Less participating income from real estate ventures	13,494	8,684	0
Less related amortization of DAC	9,204	24,906	6,935
	$79,166	$4,344	$23,836

(2)Realized investment gains (losses) - derivatives	$(21,555)	$(31,819)	$2,726
Less settlements on certain interest rate swaps	27	2,877	6,547
Less derivative losses related to certain annuities	(2,747)	(351)	0
	$(18,835)	$(34,345)	$(3,821)

Net income for 2006 reflects net realized investment gains (compared to net losses in 2005), partially offset by lower overall segment operating income. Net realized investment gains were $60.3 million in 2006, compared to net realized investment losses of $30.0 million in 2005, a favorable change of $90.3 million. Following the acquisition of the Chase Insurance Group, the investment portfolio associated with that acquisition was rebalanced to conform to the Company’s overall investment and asset/liability matching strategies, resulting in an increase in realized investment gains in 2006. Life Marketing’s operating income increased due to growth in business in-force and favorable DAC unlocking. Earnings in the Acquisitions segment increased 29.5% compared to the prior year, as a result of the Chase Insurance Group acquisition which was completed effective July 3, 2006, and contributed $29.0 million to the segment’s operating income in 2006. The increase resulting from this acquisition was partially offset by the normal runoff of the segment’s previously acquired closed blocks of business.

Earnings in the Annuities segment were down in 2006 due to favorable DAC unlocking in 2005 that increased prior year earnings by $16.2 million. Excluding the DAC unlocking, Annuities segment earnings increased 60.4%, due to increasing account values, higher interest spreads, and improvement in the equity markets. Spread compression caused by higher short term interest rates combined with slightly lower average account values resulted in a decline in earnings in the Stable Value Products segment. The Asset Protection segment’s continued focus on pricing and underwriting initiatives continue to yield steady reductions in loss ratios in all core product lines. Excluding the $27.1 million impact of bad debt charges in the Lender’s Indemnity product the segment is no longer marketing, operating income for the Asset Protection Segment increased 45.4% in 2006 due to these improved loss ratios and continued expense management. Lower investment income resulting from a decrease in unallocated capital, lower participating income and prepayment fees from mortgages and real estate, and higher interest expense caused the decline in operating income for the Corporate and Other segment in 2006.

Net income for 2005 reflected moderate growth in segment operating income compared to 2004, offset by net realized investment losses. Net realized investment losses were $30.0 million in 2005, compared to net realized investment gains of $20.0 million in 2004, a change of $50.0 million. Partially offsetting the change in realized investment gains and losses is the cumulative effect charge of $15.8 million recorded in 2004 arising from the Company’s adoption of SOP 03-1 (see Note 7 to Consolidated Financial Statements for further discussion of SOP 03-1). Life Marketing’s operating income decreased slightly in 2005 primarily due to favorable expense adjustments that increased earnings in 2004, while the 2005 decline in earnings in the Acquisitions segment was caused by the normal runoff of the segment’s previously acquired blocks of business. Favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines, increasing account values, and improvement in the equity markets resulted in earnings that nearly doubled in the Annuities segment in 2005 compared to 2004. Increased average account values and reductions in operating expenses enabled the Stable Value Products segment to increase earnings in 2005 despite tightening spreads. The Asset Protection segment’s focus on pricing and underwriting initiatives resulted in steady reductions in 2005 in loss ratios in all core product lines. These improved loss ratios along with continued expense management resulted in an increase to operating income in 2005 in the Asset Protection segment as compared to 2004. Increased investment income resulting from an increase in unallocated capital and higher participating income and prepayment fees from mortgages and real estate generated the increase in operating income for the Corporate and Other segment in 2005.

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

Life Marketing
The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, direct marketing channels, and independent marketing organizations. Segment results were as follows:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$1,327,865	$1,190,623	$1,026,889	11.5%	15.9%
Reinsurance ceded	(906,590)	(902,055)	(818,207)	0.5	10.2
Net premiums and policy fees	421,275	288,568	208,682	46.0	38.3
Net investment income	306,898	260,914	237,049	17.6	10.1
Other income	4,006	1,035	803	287.1	28.9
Total operating revenues	732,179	550,517	446,534	33.0	23.3

BENEFITS AND EXPENSES
Benefits and settlement expenses	535,940	392,448	274,584	36.6	42.9
Amortization of deferred policy acquisition costs	60,227	55,688	58,970	8.2	(5.6)
Other operating expenses	(36,235)	(59,477)	(50,197)	(39.1)	18.5
Total benefits and expenses	559,932	388,659	283,357	44.1	37.2

OPERATING INCOME	172,247	161,858	163,177	6.4	(0.8)

INCOME BEFORE INCOME TAX	$172,247	$161,858	$163,177	6.4	(0.8)

The following table summarizes key data for the Life Marketing segment:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Sales By Product
Traditional	$145,380	$123,882	$171,883	17.4%	(27.9)%
Universal life	75,715	165,368	84,539	(54.2)	95.6
Variable universal life	6,524	5,465	5,236	19.4	4.4
	$227,619	$294,715	$261,658	(22.8)	12.6

Sales By Distribution Channel
Brokerage general agents	$133,995	$140,575	$161,145	(4.7)	(12.8)
Independent agents	40,762	75,564	55,929	(46.1)	35.1
Stockbrokers/banks	35,748	65,967	31,711	(45.8)	108.0
BOLI / other	17,114	12,609	12,873	35.7	(2.1)
	$227,619	$294,715	$261,658	(22.8)	12.6

Average Life Insurance In-Force(1)
Traditional	$380,212,243	$340,799,613	$296,399,244	11.6	15.0
Universal life	50,296,333	45,366,295	40,416,769	10.9	12.2
	$430,508,576	$386,165,908	$336,816,013	11.5	14.7

Average Account Values
Universal life	$4,744,606	$4,110,434	$3,614,026	15.4	13.7
Variable universal life	277,988	230,412	190,522	20.6	20.9
	$5,022,594	$4,340,846	$3,804,548	15.7	14.1

Mortality Experience(2)	$6,254	$10,557	$3,821

(1) Amounts are not adjusted for reinsurance ceded.
(2) Represents a favorable (unfavorable) variance as compared to pricing assumptions. Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006.

Operating income increased 6.4% in 2006 compared to 2005 due to growth in business in-force as a result of strong sales in prior periods and favorable DAC unlocking of approximately $14.1 million (see additional discussion of this item below.) The favorable DAC unlocking was partially offset by less favorable estimated mortality impact on earnings of $3.2 million. Operating income decreased slightly in 2005 from 2004 reflecting higher overall benefits and expenses, offset by increased total revenue.

The 33.0% and 23.3% increases in total revenues in 2006 and 2005, respectively, compared to the prior years, are the result of growth of life insurance in-force and average account values, and were partially offset by higher overall benefits and expenses (44.1% and 37.2% higher in 2006 and 2005, respectively, compared to the prior years.) Additionally, during 2005 the Company reduced its reliance on reinsurance (see additional comments below) and entered into a securitization structure to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements. The securitization structure results in a reduction of current taxes and a corresponding increase in deferred taxes as compared to the previous result obtained in using traditional reinsurance. The benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. In addition to the fluctuations in premiums and benefits and settlement expenses discussed below, earnings emerge more slowly under a securitization structure relative to the previous reinsurance structure utilized by the Company.

Net premiums and policy fees grew by 46.0% and 38.3% in 2006 and 2005, respectively, due in part to the growth in life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain newly written traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products. The Company’s maximum retention for newly issued universal life products is $1,000,000. In addition to increasing net premiums, this change will result in higher benefits and settlement expenses, and will cause greater variability in financial results due to fluctuations in mortality results.

Net investment income in the segment increased 17.6% in 2006 and 10.1% in 2005, reflecting the growth of the segment’s assets caused by the increase in life reserves, while other income increased 287.1% and 28.9% for 2006 and 2005. The increase in other income during 2006 is the result of a direct marketing subsidiary which was acquired in 2006 as a part of the Chase Insurance Group acquisition and contributed $6.8 million to other income during 2006. This increase in other income is primarily offset by additional operating expenses related to this subsidiary of $5.8 million in 2006.

Benefits and settlement expenses were 36.6% and 42.9% higher in 2006 and 2005, respectively, than the prior years due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. Less favorable mortality experience contributed to the increase in 2006 compared to 2005. The gross mortality variance (actual results compared to pricing) for 2006 was $4.3 million less favorable than 2005. The estimated mortality impact on earnings for 2006 was a favorable $1.4 million, which is $3.2 million less favorable than estimated mortality impact on earnings for 2005. During 2005, favorable DAC unlocking on UL products (see below) resulted in an increase to the SOP 03-1 liability and a corresponding increase to benefits and settlement expenses, contributing to the increase in these expenses in 2005 as compared to the prior year.

Amortization of DAC was 8.2% higher in 2006 compared to 2005 primarily due the growth in life insurance in-force, partially offset by DAC unlocking. An evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads is performed by the Company regularly. The Company adjusted DAC on its West Coast Life UL product during the second quarter of 2006, and for its other UL products during the third quarter of 2006 and the fourth quarter of 2005. As a result of these reviews, assumptions were updated based on actual experience and/or expectations for the future. These changes in assumptions, and resulting adjustments to DAC, referred to as “unlocking,” resulted in favorable adjustments of approximately $12.6 million and $1.5 million during 2006 and 2005, respectively.

Other operating expenses for the segment were as follows:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)

First year commissions	$325,722	$346,635	$288,990	(6.0)%	19.9%
Renewal commissions	38,303	33,219	32,985	15.3	0.7
Marketing company expenses	5,839	0	0	n/a	n/a
First year ceding allowances	(114,387)	(125,828)	(167,196)	(9.1)	(24.7)
Renewal ceding allowances	(222,083)	(187,002)	(159,384)	18.8	17.3
General & administrative	165,075	174,354	187,895	(5.3)	(7.2)
Taxes, licenses and fees	30,829	31,640	22,851	(2.6)	38.5
Other operating expenses incurred	229,298	273,018	206,141	(16.0)	32.4

Less commissions, allowances & expenses capitalized	(265,533)	(332,495)	(256,338)	(20.1)	29.7

Other operating expenses	$(36,235)	$(59,477)	$(50,197)	(39.1)	18.5

The Company utilizes reinsurance for most of its products, with the terms of the reinsurance agreed upon before products are made available for sale. The Company determines its pricing, and analyzes its financial performance, on a net of reinsurance basis with the objective of achieving an attractive return on investment for its shareholders. Generally, the Company’s profits emerge as a level percentage of premium for Statement of Financial Accounting Standards No. 60 (“SFAS 60”) products and as a level percentage of estimated gross profits for Statement of Financial Accounting Standards No. 97 (“SFAS 97”) products. Under both SFAS 60 and 97, the amount of earnings and investment will vary with the utilization of reinsurance. In addition, the utilization of reinsurance can cause fluctuations in individual income and expense line items from year to year. Consideration of all components of the segment’s income statement, including amortization of deferred acquisition costs (“DAC”), is required to assess the impact of reinsurance on segment operating income.

Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition and other costs incurred by the direct writer of the business. The amount and timing of these allowances are negotiated by the Company and each reinsurer. The Company receives allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual operating expenses incurred by the Company. First year commissions paid by the Company may be higher than first year allowances paid by the reinsurer, and reinsurance allowances may be higher in later years than renewal commissions paid by the Company. However the pattern of reinsurance allowances does not impact the pattern of earnings from year to year. While the recognition of reinsurance allowances is consistent with U.S. GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative. However, consistent with SFAS 60 and SFAS 97, fluctuations in non-deferred allowances tend to be offset by changes in DAC amortization with the resulting profits emerging as a level percentage of premiums for SFAS 60 products and as a level percentage of estimated gross profits for SFAS 97 products.

Reinsurance allowances tend to be highest in the first year of a policy and subsequently decline. Ultimate reinsurance allowances are defined as the level of allowances at the end of a policy’s term. The Company's practice is to defer as a component of DAC, reinsurance allowances in excess of the ultimate allowance. This practice is consistent with the Company's practice of deferring direct commissions.

The following table summarizes reinsurance allowances for each period presented, including the portion deferred as a part of DAC and the portion recognized immediately as a reduction of other operating expenses. As the non-deferred portion of reinsurance allowances reduce operating expenses in the period received, these amounts represent a net increase to operating income during that period. The amounts capitalized and earned during 2006, 2005, and 2004 are quantified below:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Allowances received	$336,470	$312,830	$326,580	7.6%	(4.2)%
Less amount deferred	(203,695)	(175,205)	(198,358)	16.3	11.7
Allowances recognized (reduction in other operating expenses)	$132,775	$137,625	$128,222	(3.5)	7.3

Non-deferred reinsurance allowances of $132.8 million, $137.6 million, and $128.2 million were recognized in 2006, 2005, and 2004, respectively, resulting in reductions in operating expenses by these amounts in the same periods. Non-deferred reinsurance allowances decreased 3.5% in 2006 and increased 7.3% in 2005, compared to the prior years. The decrease in 2006 was caused by lower allowances associated with recent reinsurance treaties. In general, allowances negotiated with reinsurers have been declining over the past several quarters as a result of the consolidating reinsurance market. The 2005 increase was primarily the result of increases in the Company’s life insurance in-force.

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on SFAS 97 products is amortized based on the estimated gross profits of the policies in force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS 97 DAC amortization. Deferred reinsurance allowances on SFAS 60 policies are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force. Thus, deferred reinsurance allowances on SFAS 60 policies impact SFAS 60 DAC amortization.

The amounts of ceded premium paid by the Company and allowances reimbursed by the reinsurer are reflected in the table below:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Ceded premiums	$906,590	$902,055	$818,207	0.5%	10.2%
Allowances received	336,470	312,830	326,580	7.6	(4.2)
Net ceded premium	$570,120	$589,255	$491,627	(3.2)%	19.9%

The net ceded premium declined 3.2% in 2006, reflecting the Company’s reduced reliance on reinsurance that began in the second quarter of 2005. (See discussion above related to the Company’s change in its reinsurance strategy, including its increase in retention levels.) The increase in the net ceded premium in 2005 compared to the prior year is the result of the segment’s growth in life insurance in-force. The segment’s average life insurance in-force increased 14.7% in 2005 compared to the prior year.

Claim liabilities and policy benefits are calculated consistently for all policies in accordance with U.S. GAAP, regardless of whether or not the policy is reinsured. Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of its reinsurance partners.

Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported (“IBNR”) claims are reviewed by the Company’s actuarial staff to ensure that appropriate amounts are ceded.

Ceded policy reserves are calculated by various administrative systems based on the nature of the specific reinsurance transactions and terms of the contracts.

The Company analyzes and monitors the credit worthiness of each of its reinsurance partners to ensure collectibility and minimize collection issues. For reinsurance companies that do not meet predetermined standards, the Company requires collateral such as assets held in trusts or letters of credit.

Other operating expenses increased in 2006 from the prior year as a result of higher incurred non-deferrable expenses. Other operating expenses decreased in 2005 as a result of lower expenses incurred per policy issued, combined with higher DAC capitalization driven by the significant growth in UL sales in 2005 as compared to 2004. Amounts capitalized as DAC generally include first year commissions, reinsurance allowances, and other deferrable acquisition expenses. The changes in these amounts generally reflect the trends in sales. Other operating expenses were also increased in 2006 by $5.8 million related to the direct marketing subsidiary which was acquired in 2006 as a part of the Chase Insurance Group acquisition as discussed above. Additionally, the first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods that increased expense.

Sales for the segment declined 22.8% in 2006 versus 2005, primarily due to sharp declines in UL sales. Traditional life sales increased 17.4% in 2006. Traditional life sales were negatively impacted during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance. The Company was able to improve its competitive position with respect to these products in the third quarter of 2005 by reducing its reliance on reinsurance for certain newly written traditional life products. As a result, traditional life sales improved during the second half of 2005, and this upward trend in traditional life sales continued into 2006. The 54.2% decline in UL sales in 2006 is the expected result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”). See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein. Sales of BOLI business improved in 2006. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

The Company has reduced its reliance on reinsurance for newly written traditional life products by moving towards a securitization structure under which profitability is not expected to emerge immediately after the business is written. In addition, older, more profitable traditional life policies continue to run off in the ordinary course. These two factors combined with financing costs in connection with the securitization structure and the Company’s pricing actions to remain competitive in the market are expected to put pressure on the profitability of this segment.

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

Segment results were as follows:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$514,571	$261,003	$276,394	97.2%	(5.6)%
Reinsurance ceded	(256,311)	(74,199)	(72,062)	245.4	3.0
Net premiums and policy fees	258,260	186,804	204,332	38.3	(8.6)
Net investment income	413,636	223,201	232,499	85.3	(4.0)
Other income	6,038	1,605	2,272	276.2	(29.4)
Total operating revenues	677,934	411,610	439,103	64.7	(6.3)
Realized gains (losses) - investments	73,881	0	0
Realized gains (losses) - derivatives	(45,165)	0	0
Total revenues	706,650	411,610	439,103

BENEFITS AND EXPENSES
Benefits and settlement expenses	494,533	273,626	287,356	80.7	(4.8)
Amortization of deferred policy acquisition costs and value of businesses acquired	52,038	27,072	28,652	92.2	(5.5)
Other operating expenses	26,829	30,191	35,827	(11.1)	(15.7)
Operating benefits and expenses	573,400	330,889	351,835	73.3	(6.0)
Amortization of DAC/VOBA related to realized gains(losses) - investments	6,776	0	0
Total benefits and expenses	580,176	330,889	351,835

INCOME BEFORE INCOME TAX	126,474	80,721	87,268	56.7	(7.5)

Less realized gains (losses) - investments	28,716	0	0
Less related amortization of DAC	(6,776)	0	0
OPERATING INCOME	$104,534	$80,721	$87,268	29.5	(7.5)

The following table summarizes key data for the Acquisitions segment:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$235,299,391	$10,786,754	$11,694,948	2081.4%	(7.8)%
Universal life	33,241,672	17,178,862	18,077,468	93.5	(5.0)
	$268,541,063	$27,965,616	$29,772,416	860.3	(6.1)

Average Account Values
Universal life	$3,098,263	$1,706,082	$1,723,647	81.6	(1.0)
Fixed annuity(2)	5,419,865	213,530	218,087	2438.2	(2.1)
Variable annuity	193,616	76,033	89,327	154.6	(14.9)
	$8,711,744	$1,995,645	$2,031,061	336.5	(1.7)

Interest Spread - UL & Fixed Annuities
Net investment income yield	6.34%	7.00%	7.17%
Interest credited to policyholders	4.11	5.15	5.22
Interest spread	2.23%	1.85%	1.95%

Mortality Experience(3)	$7,087	$4,815	$5,364

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products and is net of reinsurance ceded.
(3) Represents a favorable variance as compared to pricing assumptions. Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006.

In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made. As previously discussed, the Company completed the acquisition of the Chase Insurance Group during the third quarter of 2006. This acquisition drove the increases in revenues, expenses, and earnings of the segment for 2006, as compared to the prior year. This acquisition also drove the large increases in the segment’s life insurance in-force and UL and annuity account values compared to the prior years.

Net premiums and policy fees increased 38.3% in 2006 as a result of the Chase Insurance Group acquisition which contributed $76.2 million to the segment’s net premiums and policy fees during 2006. Net investment income increased significantly in 2006 compared to 2005 due to the increase in liabilities resulting from the current year acquisition. The interest spread increased 38 basis points during 2006 as a result of the higher spreads associated with the Chase Insurance Group block of business acquired in the current year. The segment continues to review credited rates on UL and annuity business to minimize the impact of lower earned rates on interest spreads.

Benefits and settlement expenses for 2006 are 80.7% higher than 2005 primarily due to the current period acquisition, which contributed $228.7 million to expenses in 2006. The Chase Insurance Group acquisition resulted in an additional $32.3 million of VOBA amortization for 2006, driving the annual increase of 92.2%. Other operating expenses decreased 11.1% from 2005 as a result of the runoff of the closed blocks of business and seasonality within the Chase Insurance Group block of business, partially offset by conversion costs incurred related to the 2006 acquisition.

Operating income was 7.5% lower in 2005 compared to 2004 due to the steady decline in the segment’s closed blocks of business. In addition to the expected decline resulting from the runoff of business, net premiums and policy fees were additionally decreased in 2005 by payments of amounts due under two reinsurance treaties. While this had no net income impact, the payments decreased net premiums and policy fees by $3.9 million, benefits and settlement expenses by $3.5 million, and other operating expenses by $0.3 million. The 2005 decline in net investment income is due to the runoff of business combined with lower overall earned rates in 2005. The interest spread was 10 basis points lower in 2005 than in 2004.

Benefits and settlement expenses continued to decrease in 2005 compared to 2004 due to the decline in business in-force as well as normal fluctuations in mortality. The 2005 decrease also includes the impact of the reinsurance payments mentioned above. Amortization of DAC decreased in 2005 due to the overall decline in business. Other operating expenses decreased during 2005 due to lower commissions resulting from lower net premiums, reductions in other general expenses, and the reinsurance payments discussed above.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$32,074	$31,810	$30,341	0.8%	4.8%
Reinsurance ceded	0	0	0	0.0	0.0
Net premiums and policy fees	32,074	31,810	30,341	0.8	4.8
Net investment income	225,063	218,678	210,886	2.9	3.7
Realized gains (losses) - derivatives	(2,747)	(351)	0	682.6	n/a
Other income	8,749	6,727	5,959	30.1	12.9
Operating revenues	263,139	256,864	247,186	2.4	3.9
Realized gains (losses) - investments	4,697	30,980	9,873
Total revenues	267,836	287,844	257,059

BENEFITS AND EXPENSES
Benefits and settlement expenses	191,238	187,791	183,271	1.8	2.5
Amortization of deferred policy acquisition costs	25,444	12,606	25,336	101.8	(50.2)
Other operating expenses	23,443	25,675	23,300	(8.7)	10.2
Operating benefits and expenses	240,125	226,072	231,907	6.2	(2.5)
Amortization of DAC related to realized gains (losses) - investments	2,428	24,906	6,935
Total benefits and expenses	242,553	250,978	238,842

INCOME BEFORE INCOME TAX	25,283	36,866	18,217	(31.4)	102.4

Less realized gains (losses) - investments	4,697	30,980	9,873
Less related amortization of DAC	(2,428)	(24,906)	(6,935)
OPERATING INCOME	$23,014	$30,792	$15,279	(25.3)	101.5

The following table summarizes key data for the Annuities segment:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Sales
Fixed annuity	$878,178	$275,038	$443,170	219.3%	(37.9)%
Variable annuity	322,762	312,211	282,926	3.4	10.4
	$1,200,940	$587,249	$726,096	104.5	(19.1)

Average Account Values
Fixed annuity(1)	$3,608,819	$3,448,977	$3,228,976	4.6	6.8
Variable annuity	2,399,832	2,221,881	2,022,101	8.0	9.9
	$6,008,651	$5,670,858	$5,251,077	6.0	8.0

Interest Spread - Fixed Annuities(2)
Net investment income yield	6.17%	6.26%	6.45%
Interest credited to policyholders	5.32	5.45	5.61
Interest spread	0.85%	0.81%	0.84%

	As of December 31			CHANGE
	2006	2005	2004	2006	2005

GMDB - Net amount at risk(3)	$93,888	$142,244	$182,038	(34.0)%	(21.9)%
GMDB - Reserves	$1,784	$2,055	$4,575	(13.2)	(55.1)
S&P 500® Index	1,418	1,248	1,212	13.6	3.0

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating income declined 25.3% in 2006 from the prior year, while it increased 101.5% in 2005 compared to 2004. Both of these changes were primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines during 2005, which is discussed in more detail below. Excluding the impact of DAC unlocking, segment operating income increased 60.4% and decreased 8.4% in 2006 and 2005, respectively, compared to the prior year periods. The impact of the favorable unlocking in 2005 was somewhat offset in 2006 by improvement in the equity markets, increasing account values, and improvement in the interest spread.

Segment operating revenues increased 2.4% and 3.9% in 2006 and 2005, respectively, compared to the prior years. Minor fluctuations in net premiums and policy fees were offset by changes in net investment income and other income. Average account balances grew 6% and 8% in 2006 and 2005, respectively, resulting in higher investment income as well as higher other income, due to an increase in asset-based fees. The additional income resulting from the larger account balances was partially reduced in 2005 by lower interest spreads resulting primarily from a rebalancing of the investment portfolio.

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities. Approximately $300 million in securities were sold, causing the large realized investment gains recognized in 2005. These gains were partially offset by $22.4 million in DAC amortization associated with those gains. The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio beginning in the second quarter of 2005. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain its interest spread. Adjustments to credited rates have enabled the segment to increase the net interest spread achieved steadily since the 2005 portfolio rebalancing, resulting in a net increase in interest spreads of 4 basis points in 2006.

Operating benefits and expenses increased 6.2% in 2006, while they decreased 2.5% in 2005 relative to prior years. These fluctuations are primarily the result of changes in DAC amortization. The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Annuities segment was reduced $16.2 million in 2005 due to two separate favorable DAC unlocking events. The first unlocking occurred during the second quarter in the market value adjusted annuity line, when DAC amortization was reduced $5.0 million as a result of the portfolio rebalancing discussed above. While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previously projected spread income. The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

The second unlocking occurred in the fourth quarter in the market value adjusted and variable annuity lines, and reduced DAC amortization by $11.2 million. This unlocking was a combination of a review of assumptions underlying future EGPs (prospective unlocking) and a “true-up” of past EGPs to actual gross profits (“AGPs”) in the DAC amortization models (retrospective unlocking). AGPs were higher than the EGPs previously used in the DAC amortization model primarily as a result of general improvement in equity market returns, resulting in the favorable unlocking and reduction in DAC amortization in 2005. As a result of the 2005 adjustments to EGPs, gross profits recognized in these lines have been lower in 2006 than the gross profits recognized in 2005. DAC is amortized in proportion to gross profits, so decreased gross profits results in less DAC amortization.

Partially offsetting the favorable DAC adjustments in 2005 were higher other operating expenses. These expenses were higher in 2005 due to expenses incurred related to the development of a new product.

Total sales were 104.5% higher in 2006 than the prior year. The Chase Insurance Group acquisition (see Note 3 to the Consolidated Financial Statements) and the continuation of new annuity sales through the former Chase distribution system, contributed $275.9 million in fixed annuity sales in 2006. Excluding the impact of the acquisition, total sales increased 57.5% in 2006 compared to the prior year. Sales of fixed annuities (excluding the impact of the acquisition) increased 119.0% as a result of higher interest rates compared to 2005 and strong sales increases in the equity indexed annuity product which was first introduced in 2005. A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 34.0%.

Total sales declined 19.1% in 2005 as compared to 2004. The decline in fixed annuity sales in 2005 was primarily due to the nonrecurring sales of $122 million of single premium immediate annuities in the fourth quarter of 2004 on an institutional basis in a structured transaction. Sales made through structured transactions are opportunistic in nature and may vary widely between periods. Fixed annuity sales for 2005 were also negatively impacted by lower interest rates. Sales trends showed steady improvement throughout 2005, in part due to increasing sales of the equity indexed annuity product during the second half of the year. Variable annuity sales increased 10.4% in 2005 compared to 2004 as a result of general improvement in the equity markets. In addition to benefiting variable annuity sales, the improved equity markets also reduced the net amount at risk with respect to guaranteed minimum death benefits by 21.9%.

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

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
REVENUES
Net investment income	$325,653	$310,715	$268,184	4.8%	15.9%
Realized gains (losses)	1,161	(16,065)	13,225
Total revenues	326,814	294,650	281,409

BENEFITS AND EXPENSES
Benefits and settlement expenses	269,851	246,134	205,168	9.6	20.0
Amortization of deferred policy acquisition costs	4,438	4,694	3,480	(5.5)	34.9
Other operating expenses	4,291	5,089	6,377	(15.7)	(20.2)
Total benefits and expenses	278,580	255,917	215,025	8.9	19.0

INCOME BEFORE INCOME TAX	48,234	38,733	66,384	24.5	(41.7)

Less realized gains (losses)	1,161	(16,065)	13,225

OPERATING INCOME	$47,073	$54,798	$53,159	(14.1)	3.1

The following table summarizes key data for the Stable Value Products segment:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Sales
GIC	$294,100	$96,350	$59,000	205.2%	63.3%
GFA - Direct Institutional	0	100,000	67,020	n/a	49.2
GFA - Registered Notes - Institutional	0	1,035,000	925,000	n/a	11.9
GFA - Registered Notes - Retail	139,826	180,931	531,560	(22.7)	(66.0)
	$433,926	$1,412,281	$1,582,580	(69.3)	(10.8)

Average Account Values	$5,751,796	$5,872,635	$5,122,170	(2.1)	14.7

Operating Spread
Net investment income yield	5.78%	5.42%	5.39%
Interest credited	4.79	4.29	4.12
Operating expenses	0.15	0.17	0.20
Operating spread	0.84%	0.96%	1.07%

Operating income declined 14.1% in 2006 compared to the prior year, due to spread compression of 12 basis points and a 2.1% decline in average account balances. The primary driver of the spread compression was increasing short term interest rates, resulting in higher interest credited rates. The segment continues to review its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain interest spreads.

Operating income increased modestly in 2005 compared to 2004, as a result of the 14.7% increase in average account balances, partially offset by spread compression of 11 basis points. The growth in average account balances was driven by sales of the segment’s registered funding agreement-backed notes program. The primary driver of the spread compression was increasing short term interest rates, resulting in higher interest credited rates.

Total sales declined 69.3% and 10.8% for 2006 and 2005, respectively, compared to the prior year periods. The Company chose not to participate in the institutional funding agreement-backed note market during 2006. The segment no longer markets inflation-adjusted notes, which were first offered in 2004 and accounted for 44% of the segment’s retail sales in that year.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”). In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product. On July 14, 2006, the Company completed its acquisition of the vehicle extended service contract business of Western General. Western General is headquartered in Calabasas, California and is a provider of vehicle service contracts nationally, focusing primarily on the west coast market. In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group. Western General’s result of operations are included in the Company’s and the Asset Protection segment’s results beginning on July 1, 2006.

Segment results were as follows:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$403,781	$418,920	$440,810	(3.6)%	(5.0)%
Reinsurance ceded	(199,798)	(232,437)	(233,350)	(14.0)	(0.4)
Net premiums and policy fees	203,983	186,483	207,460	9.4	(10.1)
Net investment income	31,054	31,221	30,841	(0.5)	1.2
Other income	66,642	45,576	35,794	46.2	27.3
Total operating revenues	301,679	263,280	274,095	14.6	(3.9)

BENEFITS AND EXPENSES
Benefits and settlement expenses	94,210	101,459	120,853	(7.1)	(16.0)
Amortization of deferred policy acquisition costs	77,383	68,623	72,273	12.8	(5.1)
Other operating expenses	122,298	69,207	62,341	76.7	11.0
Total benefits and expenses	293,891	239,289	255,467	22.8	(6.3)

OPERATING INCOME	7,788	23,991	18,628	(67.5)	28.8

INCOME BEFORE INCOME TAX	$7,788	$23,991	$18,628	(67.5)	28.8

The following table summarizes key data for the Asset Protection segment:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Sales
Service contracts	$279,781	$228,655	$202,983	22.4%	12.6%
Credit insurance	140,769	208,878	217,585	(32.6)	(4.0)
Other products	115,069	51,232	39,755	124.6	28.9
	$535,619	$488,765	$460,323	9.6	6.2

Loss Ratios(1)
Service contracts	66.7%	72.9%	78.4%
Credit insurance	35.5	36.7	38.3
Other products	29.2	62.9	69.0
(1) Incurred claims as a percentage of earned premiums.

Operating income declined 67.5% during 2006 compared to the prior year, primarily due to charges in one of the lines the segment is no longer marketing. During 2006, the segment was negatively impacted by $27.1 million of bad debt charges ($1.1 million in the second quarter and $26.0 million in the third quarter) related to its Lenders Indemnity product line. The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default. The Company ceased offering the Lender’s Indemnity product in 2003. The bad debt charges recorded in the third quarter of 2006 followed the bankruptcy filing related to CENTRIX Financial LLC (“CENTRIX”), the originator and servicer of the business, and is the result of the Company’s assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program.

In the short term, CENTRIX is expected to continue to operate as debtor in possession and service the outstanding loans. The Company has increased reserves for the remaining business based on the expectation that the frequency and severity of losses will be greater than previously assumed. These assumptions will be analyzed and updated as the business continues to run off, which will essentially be complete by 2008.

Excluding the impact of the Lender’s Indemnity bad debt charges, operating income increased 45.4% for 2006, compared to the prior year. Earnings from core product lines are up $13.4 million for 2006 compared to the prior year, while excluding the bad debt charges discussed above, results from lines the segment is no longer marketing declined $1.4 million for the same period. Within the segment’s core product lines, earnings from service contracts and other products in 2006 improved $7.6 million and $8.5 million, respectively, compared to the prior year. The Western General acquisition completed during the third quarter of 2006 contributed $3.7 million to service contract earnings in 2006. The improvement in earnings from other products is primarily due to the segment’s IPP line, which improved as a result of higher premiums and favorable claim results. Credit insurance earnings declined $2.7 million in 2006 compared to the prior year, primarily due to lower volume and higher expenses. The Company is discontinuing the marketing of credit insurance products through financial institutions.

Operating income increased 28.8% in 2005 compared to 2004 as a result of higher earnings from core product lines. Within the segment’s core product lines, service contract and credit insurance earnings improved $3.3 million and $1.7 million, respectively, compared to the prior year, while earnings from other products increased $2.1 million. These positive results were partially offset by the lack of income from the sale of inactive charters in 2005, compared to charter sale gains of $1.2 million in 2004. Results from lines the segment is no longer marketing were relatively unchanged in 2005 from 2004.

Net premiums and policy fees increased 9.4% in 2006 while they decreased 10.1% in 2005, compared to the prior years. The improvement in 2006 was the result of increases of $11.9 million in the service contract line ($8.6 million of which was due to the Western General acquisition) and $15.0 million in other products (primarily IPP and GAP product lines), offset by decreases in the credit insurance line ($10.0 million) and lines the segment is no longer marketing ($4.9 million). The 2005 decline in net premiums was primarily related to a decrease of $17.1 million in the credit insurance line, resulting from the decline in business sold through automobile dealers, combined with a $9.0 million decline in lines the segment is no longer marketing. The declines in both the credit insurance lines and lines the segment is no longer marketing are expected to continue as the business-in-force continues to decline.

Net investment income in 2006 remained comparable to prior periods, while other income increased 46.2% and 27.3% in 2006 and 2005, respectively. The increases in other income are primarily due to increases in administrative fees on service contracts and GAP products resulting from increased volume of contracts sold in these product lines. The Western General acquisition contributed to the 2006 increase, adding $5.7 million to other income during the year.

Benefits and settlement expenses declined in both 2006 and 2005. These decreases are the result of declines in credit insurance and lines the segment is no longer marketing of $8.1 million and $14.6 million, respectively, reflecting the decrease in net premiums in these lines discussed above. The decreases in these two lines were partially offset in 2006 by higher expenses in the service contract line primarily due to the Western General acquisition. Benefits and settlement expenses have also been favorably impacted by the continuing improvement in loss ratios, most notably in the service contract and other product lines. Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes. The decrease in the loss ratio for other products is the result of favorable claims experience, primarily related to the IPP and GAP product lines.

Amortization of DAC is 12.8% higher for 2006 and 5.1% lower for 2005 compared to prior years, reflecting corresponding changes in earned premiums. The 76.7% increase in other operating expenses in 2006 is partially due to the bad debt charges related to the Lender’s Indemnity product line discussed above. Excluding the bad debt charges, operating expenses for 2006 are 37.6% higher than 2005. This increase is due to higher commissions on service contracts and GAP due to increased volume and higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition, which contributed $5.1 million of operating expense to 2006. The slight decline in operating expenses in 2005 resulted from lower commissions caused by the drop in net premiums.

Total segment sales increased 9.6% and 6.2% during 2006 and 2005, respectively, compared to prior years. Service contract sales continued to improve throughout 2006, exceeding the prior year by 22.4%. The 2006 improvement in service contract sales is comprised of increases of $49.6 million and $1.5 million, respectively, in the vehicle and marine lines. The declines in credit insurance sales are due to decreases in sales through financial institutions. The bulk of these sales are derived from a third party administrator relationship which is in runoff. Therefore, these sales are expected to continue to decline in 2007. Other product sales are up in both the IPP and GAP lines, with the GAP product accounting for the majority (approximately 95%) of the increase in 2006.

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

The following table summarizes results for this segment:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$38,303	$42,441	$48,376	(9.8)%	(12.3)%
Reinsurance ceded	(23)	(173)	(1,017)	(86.7)	(83.0)
Net premiums and policy fees	38,280	42,268	47,359	(9.4)	(10.7)
Net investment income	50,128	83,191	49,747	(39.7)	67.2
Realized gains (losses) - investments	13,494	8,684	0
Realized gains (losses) - derivatives	27	2,877	6,547
Other income	11,509	12,122	10,956	(5.1)	10.7
Total operating revenues	113,438	149,142	114,609	(23.9)	30.1
Realized gains (losses) - investments	9,237	14,586	8,831
Realized gains (losses) - derivatives	25,724	(34,596)	(4,980)
Total revenues	148,399	129,132	118,460	14.9	9.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	46,845	51,890	45,241	(9.7)	14.7
Amortization of deferred policy acquisition costs	3,388	4,064	4,484	(16.6)	(9.4)
Other operating expenses	55,444	54,132	51,247	8.0	5.6
Total benefits and expenses	108,677	110,086	100,972	(1.3)	9.0

INCOME (LOSS) BEFORE INCOME TAX	39,722	19,046	17,488	108.6	8.9

Less realized gains (losses) - investments	9,237	14,586	8,831
Less realized gains (losses) - derivatives	25,724	(34,596)	(4,980)
OPERATING INCOME (LOSS)	$4,761	$39,056	$13,637	(87.8)	186.4

Operating income decreased $34.3 million in 2006 from 2005, primarily due to lower net investment income and higher interest expense. Operating income increased $25.4 million in 2005 compared to the prior year, primarily due to increased investment income and improved results from runoff lines, offset by a $3.8 million write-off of capitalized costs associated with internally developed software.

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for the Corporate and Other segment decreased $33.1 million and increased $33.4 million for 2006 and 2005, respectively, compared to the prior year, while net premiums and policy fees declined $4.0 million and $5.1 million for 2006 and 2005, respectively, compared to the prior years.

The $33.1 million decrease in net investment income for 2006 compared to 2005 is primarily the result of a decrease in investment income on unallocated capital, which was the result of allocating capital to the Life Marketing segment to support reserves in newly written business under the securitization structure and capital used in the Chase Insurance Group acquisition. Additionally, prepayment fees from mortgages were $5.6 million lower in 2006 than the prior year. Unallocated capital grew during 2005 as capital was conserved in anticipation of the Chase Insurance Group acquisition, which closed in 2006. As expected, unallocated capital was reduced following the acquisition, resulting in lower net investment income in the Corporate & Other segment for 2006. Conversely, the increased level of unallocated capital in 2005 combined with increased participating income and prepayment fees from mortgages and real estate drove the $33.4 million increase in net investment income in 2005 as compared to 2004.

The declines in net premiums and policy fees in both 2006 and 2005 compared to the prior year periods are the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed by the Company. Net premiums and policy fees are expected to continue to decline as the business in the non-strategic lines continues to run off.

Benefits and settlement expenses declined 9.7% in 2006 and increased 14.7% in 2005, respectively, compared to prior years. These declines are the expected result of declines in the non-strategic lines of business which are no longer being marketed by the Company, and correspond to the declines in net premiums and policy fees. A charge of $9.0 million was recorded in 2006 to strengthen reserves related to the Residual Value line. This reserve strengthening was primarily a result of a further decline in used car prices and an increase in the expected frequency of claims. A $5.0 million charge was taken in 2005 in the Residual Value line.

Other operating expenses increased 8.0% and 5.6% in 2006 and 2005, respectively, compared to the prior years. The 2006 increase is primarily due to a $10.4 million increase in interest expense resulting from $300.0 million of additional issuances of non-recourse funding obligations. The increased interest expense was partially offset by a reduction in other operating expenses in the non-strategic lines of business and a decrease in other corporate overhead. Included in the reduction in other corporate overhead was a reduction in expenses associated with the Company’s annual incentive plan and stock-based compensation plans, and a $3.8 million expense reduction resulting from the write-off of capitalized software costs in the prior year with no such write-offs in the current year. The 2005 increase in other operating expenses, compared to 2004, was the result of the $3.8 million write-off of capitalized costs associated with internally developed software.

Realized Gains and Losses

The following table presents realized investment gains and losses for the periods shown:

				CHANGE
	2006	2005	2004	2006	2005
	(Dollars in thousands)
Fixed maturity gains	$79,175	$76,118	$50,916	$3,057	$25,202
Fixed maturity losses	(35,208)	(27,609)	(7,234)	(7,599)	(20,375)
Equity gains	296	262	3,863	34	(3,601)
Equity losses	(7)	(845)	(214)	838	(631)
Impairments on fixed maturity securities	(5,689)	(11,745)	(14,667)	6,056	2,922
Impairments on equity securities	0	(53)	(1,125)	53	1,072
Mark to market-Modco trading portfolios	44,552	0	0	44,552	0
Other	18,745	1,806	(768)	16,939	2,574
Total realized gains (losses) - investments	$101,864	$37,934	$30,771	$63,930	$7,163
Foreign currency swaps	$3,765	$(33,126)	$519	$36,891	$(33,645)
Foreign currency adjustments on stable value contracts	(3,389)	33,452	(44)	(36,841)	33,496
Derivatives related to mortgage loan commitments	26,712	(10,344)	(1,652)	37,056	(8,692)
Embedded derivatives related to reinsurance	(44,491)	(1,338)	(1,160)	(43,153)	(178)
Other derivatives	(4,152)	(20,463)	5,063	16,311	(25,526)
Total realized gains (losses) - derivatives	$(21,555)	$(31,819)	$2,726	$10,264	$(34,545)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for 2006 and 2005, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. The reduction in impairments for 2006 reflects general improvement in the corporate credit environment. Additional details on the Company’s investment performance and evaluation is provided in the section entitled “Consolidated Investments” included herein.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The Company recorded net realized gains of $0.4 million from these securities during 2006. These changes were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. The changes in net gains (losses) from these securities were the result of fluctuations in interest rates and adjustments to the Company’s short positions during the respective periods.

The Company is also involved in various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives. The losses on these embedded derivatives were due to decreasing interest rates during the second-half of 2006. The investment portfolios that support the related modified coinsurance reserves and funds withheld had mark-to-market gains that substantially offset the losses on these embedded derivatives.

The Company also uses various swaps, options, and swaptions to mitigate risk related to other interest rate exposures of the Company. For a portion of the change, a $10.2 million decrease in realized gains (losses) resulted from higher interest rates, which impacted the fair value of certain interest rate swaps and options. Interest rate swaptions generated a $2.2 million realized gain in 2006 due to higher interest rates along the swap curve. An additional decrease of $5.1 million during 2006 was related to embedded derivatives within annuity products. Equity call options increased by $2.7 million during 2006

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company’s investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within its fixed maturity securities, the Company maintains portfolios classified as “available for sale” and “trading”. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $17.4 billion or 83.1% of its fixed maturities as "available for sale". These securities are carried at fair value on the Consolidated Balance Sheets. Changes in fair value, net of related DAC and VOBA, are charged or credited directly to share-owner’s equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

The Company's trading portfolio, which accounts for $3.5 billion or 16.9% of the Company’s fixed maturities at December 31, 2006, the Company's holds fixed maturities with a market value of $3.5 billion and short-term investments with a market value of $302.7 million, which were added as part of the Chase Insurance Group acquisition. Investment results for these portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance agreements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At December 31, 2006, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $20.9 billion, which is 0.8% above amortized cost of $20.8 billion. The Company had $3.9 billion in mortgage loans at December 31, 2006. While the Company’s mortgage loans do not have quoted market values, at December 31, 2006, the Company estimates the market value of its mortgage loans to be $4.0 billion (using discounted cash flows from the next call date), which is 2.6% above amortized costs. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

At December 31, 2005, the Company's fixed maturity investments had a market value of $15.0 billion, which was 2.1% above amortized cost of $14.7 billion. The Company estimated the market value of its mortgage loans to be $3.4 billion at December 31, 2005, which was 4.2% above amortized cost of $3.3 billion.

The following table shows the reported values of the Company's invested assets.

	December 31
	2006		2005
	(Dollars in thousands)
Publicly issued bonds	$18,809,094	68.6%	$13,232,599	66.3%
Privately issued bonds	2,114,713	7.7	1,802,118	9.0
Redeemable preferred stock	84	0.0	2,508	0.0
Fixed maturities	20,923,891	76.3	15,037,225	75.3
Equity securities	80,108	0.3	85,340	0.4
Mortgage loans	3,880,028	14.1	3,287,745	16.5
Investment real estate	37,928	0.1	65,301	0.3
Policy loans	839,502	3.1	458,825	2.3
Other long-term investments	306,012	1.1	273,768	1.4
Short-term investments	1,366,467	5.0	755,805	3.8
Total investments	$27,433,936	100.0%	$19,964,009	100.0%

Included in the preceding table are $3.5 billion of fixed maturities and $302.7 million of short-term investments classified by the Company as trading securities in 2006.

The increase in the Company’s investment portfolio during 2006 is primarily the result of the Chase acquisition, which added $7.2 billion of invested assets to the Company’s portfolio.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2.1 billion at December 31, 2006, representing 7.7% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2006, securities with a market value of $444.5 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of the Company’s portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at December 31, 2006.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars in thousands)
AAA	$7,955,175	45.8%
AA	1,075,125	6.2
A	3,092,285	17.8
BBB	4,945,324	28.4
Investment grade	17,067,909	98.2
BB	223,019	1.3
B	89,754	0.5
CCC or lower	10,000	0.0
In or near default	98	0.0
Below investment grade	318,871	1.8
Redeemable preferred stock	49	0.0
Total	$17,386,829	100.0%

Not included in the table above are $3.5 billion of investment grade and $21.2 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of December 31, 2006.

Creditor	Market Value
(Dollars in millions)
AT&T	$183.7
Conoco Phillips	127.6
General Electric	125.9
Citigroup	124.4
Comcast	118.6
Duke Energy	116.6
Toyota Motors	110.3
Dominion Resources	104.2
Goldman Sachs	102.3
Wachovia	101.1

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

Unrealized Gains and Losses - Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2006, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other-than-temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At December 31, 2006, the Company had an overall pretax net unrealized gain of $135.5 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at December 31, 2006, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$2,878,900	33.4%	$2,902,252	32.9%	$(23,352)	12.0%
>90 days but <= 180 days	128,704	1.5	133,827	1.5	(5,123)	2.6
>180 days but <= 270 days	43,041	0.5	44,159	0.5	(1,118)	0.6
>270 days but <= 1 year	812,708	9.4	835,200	9.5	(22,492)	11.5
>1 year but <= 2 years	4,296,720	49.9	4,408,259	50.0	(111,539)	57.1
>2 years but <= 3 years	324,057	3.8	343,429	3.9	(19,372)	9.9
>3 years but <= 4 years	116,045	1.3	123,981	1.4	(7,936)	4.1
>4 years but <= 5 years	272	0.0	294	0.0	(22)	0.0
>5 years	20,425	0.2	24,725	0.3	(4,300)	2.2
Total	$8,620,872	100.0%	$8,816,126	100.0%	$(195,254)	100.0%

The unrealized losses as of December 31, 2006 primarily related to the rising interest rate environment experienced over the past year. At December 31, 2006, securities with a market value of $20.7 million and $3.8 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $3.7 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at December 31, 2005, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
Agency Mortgages	$1,508,936	17.5%	$1,541,965	17.5%	$(33,029)	16.9%
Banking	496,463	5.8	506,759	5.8	(10,296)	5.3
Basic Industrial	199,337	2.3	210,964	2.4	(11,627)	6.0
Brokerage	122,312	1.4	124,728	1.4	(2,416)	1.2
Capital Goods	10,880	0.1	11,044	0.1	(164)	0.1
Canadian Govt Agencies	81,654	1.0	83,162	1.0	(1,508)	0.8
Communications	209,599	2.4	220,893	2.5	(11,294)	5.8
Consumer Cyclical	186,570	2.2	194,846	2.2	(8,276)	4.2
Consumer Noncyclical	190,500	2.2	195,869	2.2	(5,369)	2.7
Electric	726,657	8.4	751,399	8.5	(24,742)	12.7
Energy	133,058	1.6	138,912	1.6	(5,854)	3.0
Finance Companies	75,768	0.9	76,805	0.9	(1,037)	0.5
Insurance	190,646	2.2	195,080	2.2	(4,434)	2.3
Municipal Agencies	2,175	0.0	2,186	0.0	(11)	0.0
Natural Gas	384,893	4.5	403,260	4.6	(18,367)	9.4
Non-Agency Mortgages	2,586,385	30.0	2,612,929	29.6	(26,544)	13.6
Other Finance	287,330	3.3	302,939	3.4	(15,609)	8.0
Other Industrial	45,345	0.5	47,773	0.5	(2,428)	1.2
Other Utility	14,791	0.2	15,044	0.2	(253)	0.1
Technology	78,521	0.9	80,808	0.9	(2,287)	1.2
Transportation	174,291	2.0	179,044	2.0	(4,753)	2.4
U.S. Government	907,825	10.5	912,680	10.4	(4,855)	2.5
U.S. Govt. Agencies	6,936	0.1	7,037	0.1	(101)	0.1
Total	$8,620,872	100.0%	$8,816,126	100.0%	$(195,254)	100.0%

The range of maturity dates varies for securities in an unrealized loss position at December 31, 2006, with 15.3% maturing in less than 5 years, 23.1% maturing between 5 and 10 years, and 61.6% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at December 31, 2006.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
AAA/AA/A	$6,341,791	73.6%	$6,442,353	73.1%	$(100,562)	51.5%
BBB	2,098,170	24.3	2,176,960	24.7	(78,790)	40.4
Investment grade	8,439,961	97.9	8,619,313	97.8	(179,352)	91.9
BB	96,727	1.1	101,285	1.1	(4,558)	2.3
B	74,194	0.9	82,948	1.0	(8,754)	4.5
CCC or lower	9,990	0.1	12,580	0.1	(2,590)	1.3
Below investment grade	180,911	2.1	196,813	2.2	(15,902)	8.1
Total	$8,620,872	100.0%	$8,816,126	100.0%	$(195,254)	100.0%

At December 31, 2006, securities in an unrealized loss position that were rated as below investment grade represented 2.1% of the total market value and 8.1% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $14.5 million. Securities in an unrealized loss position rated less than investment grade were 0.7% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$9,736	5.4%	$10,165	5.2%	$(429)	2.7%
>90 days but <= 180 days	973	0.5	1,031	0.5	(58)	0.4
>180 days but <= 270 days	6,001	3.3	6,604	3.3	(603)	3.8
>270 days but <= 1 year	17,058	9.4	17,391	8.8	(333)	2.1
>1 year but <= 2 years	89,902	49.7	94,087	47.8	(4,185)	26.3
>2 years but <= 3 years	38,690	21.4	45,222	23.0	(6,532)	41.1
>3 years but <= 4 years	115	0.1	146	0.1	(31)	0.2
>4 years but <= 5 years	175	0.1	184	0.1	(9)	0.0
>5 years	18,261	10.1	21,983	11.2	(3,722)	23.4
Total	$180,911	100.0%	$196,813	100.0%	$(15,902)	100.0%

At December 31, 2006, below investment grade securities with a market value of $18.7 million and $3.3 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $16.4 million and $3.2 million of unrealized losses. The Company does not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. During the year ended December 31, 2006, the Company recorded pretax other-than-temporary impairments in its investments of $5.7 million as compared to $11.8 million in the year ended December 31, 2005.

As previously discussed, the Company’s management considers several factors when determining other-than-temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the year ended December 31, 2006, the Company sold securities in an unrealized loss position with a market value of $5.1 billion resulting in a realized loss of $35.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars in thousands)
<= 90 days	$3,728,335	73.4%	$(5,121)	14.6%
>90 days but <= 180 days	323,803	6.4	(7,045)	20.0
>180 days but <= 270 days	438,551	8.6	(11,129)	31.6
>270 days but <= 1 year	14,602	0.3	(1,450)	4.1
>1 year	576,647	11.3	(10,470)	29.7
Total	$5,081,938	100.0%	$(35,215)	100.0%

See Note 4 to Consolidated Financial Statements for additional details on the Company’s analysis of its investments.

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At December 31, 2006 and 2005, the Company’s allowance for mortgage loan credit losses was $0.5 million and $6.8 million, respectively.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2006, approximately $493.0 million of the Company’s mortgage loans have this participation feature.

At December 31, 2006, delinquent mortgage loans and foreclosed properties were 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

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

The Company was committed at December 31, 2006, to fund mortgage loans in the amount of $995.6 million. The Company held $1,448.8 million in cash and short-term investments at December 31, 2006. Protective Life Corporation had an additional $1.8 million in cash and short-term investments available for general corporate purposes.

The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2007 is estimated to be $446.7 million. The Company plans to retain substantial portions of its earnings and the earnings of its subsidiaries primarily to support future growth.

Capital Resources

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, has $425 million of non-recourse funding obligations outstanding at December 31, 2006, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $600 million of non-recourse funding obligations through June 2007. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company or any of PLC’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although PLC has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's law. Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of the Company and its insurance subsidiaries. The Company and its subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Currently, the Company and its insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels. At December 31, 2006, the Company and its primary insurance subsidiaries had the following insurer financial strength ratings:

	Standard & Poor's	A.M. Best	Fitch	Moody’s
Protective Life Insurance Company	AA	A+	AA-	Aa3
West Coast Life Insurance Company	AA	A+	AA-	Aa3
Empire General Life Assurance Corporation *	AA	A+	AA-	N/A
Protective Life and Annuity Insurance Company	AA	A+	AA-	N/A
Lyndon Property Insurance Company	N/A	A-	N/A	N/A
* Empire General Life Assurance Corporation was merged into Protective Life Insurance Company effective January 1, 2007.

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

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

At December 31	Amount	Percent Change
	(Dollars in millions)
2006
Fixed maturities	$19,888.1	(5.0)%
Mortgage loans	3,771.3	(5.3)
2005
Fixed maturities	$14,189.1	(5.6)%
Mortgage loans	3,246.5	(5.2)

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

At December 31, 2006 and 2005, the Company had outstanding mortgage loan commitments of $995.6 million and $979.8 million, respectively, with estimated fair values of $1,021.8 million and $1,020.0 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of the Company’s mortgage loan commitments resulting from a hypothetical immediate 1 percentage point increase in interest rate levels prevailing at December 31, and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(Dollars in millions)
2006	$969.9	(5.1)%
2005	962.7	(5.6)

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

As previously discussed, the Company utilizes a risk management strategy that involves the use of derivative financial instruments. Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and procedures.

At December 31, 2006, derivative contracts with a notional amount of $3.1 billion were in a $135.7 million net gain position. At December 31, 2005, derivative contracts with a notional amount of $3.1 billion were in a $80.6 million net gain position. The Company recognized $(21.6) million, $(31.8) million, and $2.7 million of realized investment gains (losses) related to derivative financial instruments in 2006, 2005, and 2004, respectively.

The following table sets forth the December 31 notional amount and fair value of the Company’s interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31.

			Fair Value Resulting From
			an Immediate +/-1% Change
	Notional	Fair Value at	in Interest Rates
	Amount	December 31	+1%	-1%
	(Dollars in millions)
2006
Fixed to floating
Swaps	$89.5	$0.7	$0.2	$1.2
Floating to fixed
Swaps	408.5	(14.1)	12.4	(42.0)
Swaptions	2,150.0	10.4	107.9	0.0
	$2,648.0	$(3.0)	$120.5	$(40.8)
2005
Options
Puts	$1,575.0	$0.2	$34.2	$0.0
Futures	545.0	(12.0)	50.1	(83.4)
Fixed to floating
Swaps	158.7	3.3	1.6	5.0
Floating to fixed
Swaps	433.5	(11.6)	7.8	(32.5)
	$2,712.2	$(20.1)	$93.7	($110.9)

The Company is also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. At December 31, 2006, stable value contracts of $288.9 million had a foreign exchange loss of approximately $140.0 million and the related foreign currency swaps had a net unrealized gain of approximately $145.1 million. At December 31, 2005, stable value contracts of $288.9 million had a foreign exchange loss of approximately $95.9 million and the related foreign currency swaps had a net unrealized gain of approximately $105.4 million.

The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps at December 31, and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31.

			Fair Value Resulting From
			an Immediate +/-10%
			Change in Foreign Currency
	Notional	Fair Value at	Exchange Rates
	Amount	December 31	+10%	-10%
	(Dollars in millions)
2006
Stable Value Contracts	$288.9	($140.0)	$(182.9)	$(97.1)
Foreign Currency Swap	288.9	145.1	159.5	130.8
	$577.8	$5.1	$(23.4)	$33.7
2005
Stable Value Contracts	$288.9	$(95.9)	$(134.4)	$(57.5)
Foreign Currency Swap	288.9	105.4	123.8	87.0
	$577.8	$9.5	$(10.6)	$29.5

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

At December 31, 2006, the Company had $5.5 billion of stable value product account balances with an estimated fair value of $5.5 billion (using discounted cash flows), and $9.0 billion of annuity account balances with an estimated fair value of $8.7 billion (using surrender values). At December 31, 2005, the Company had $6.1 billion of stable value product account balances with an estimated fair value of $6.0 billion (using discounted cash flows), and $3.4 billion of annuity account balances with an estimated fair value of $3.3 billion (using surrender values).

The following table sets forth the estimated fair values of the Company’s stable value and annuity account balances resulting from a hypothetical immediate 1 percentage point decrease in interest rates from levels prevailing at December 31 and the percent change in fair value the following estimated fair values would represent.

At December 31	Amount	Percent Change
	(Dollars in millions)
2006
Stable value product account balances	$5,638.5	2.3%
Annuity account balances	9,117.0	4.6
2005
Stable value product account balances	$6,130.4	2.1%
Annuity account balances	3,480.5	4.6

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

A relatively immaterial amount of the Company’s liabilities relate to products (primarily whole life and term insurance), the profitability of which could be affected by changes in interest rates. The effect of such changes in any one year is not expected to be material.
The Company’s runoff residual value line of business exposes the Company to the risk of changes in used vehicle prices. Reserves for this business are established based upon assumptions regarding the level of used vehicle prices. The following table sets forth the estimated changes in the Company’s reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established at December 31, 2006.

	Change in Used Vehicle Prices
	5.0%	2.5%	-2.5%	-5.0%
	(Dollars in millions)
Reserve Change	$(2.7)	$(1.5)	$1.9	$4.3

Contractual Obligations

The table below sets forth future maturities of stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, and liabilities related to variable interest entities, and non-recourse funding obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Stable value products(a)	6,370,215	1,510,956	2,410,786	1,179,550	1,268,923
Operating leases(b)	41,191	7,668	13,442	10,049	10,032
Home office lease(c)	106,675	4,401	9,050	9,050	84,174
Mortgage loan commitments	995,622	995,622
Liabilities related to variable interest entities(d)	32,925	1,245	2,833	3,093	25,754
Policyholder obligations(e)	18,390,504	1,205,069	2,140,896	2,137,283	12,907,256
Non-Recourse funding obligations(f)	1,294,550	28,050	56,100	56,100	1,154,300

(a) Anticipated stable value products cash flows including interest.
(b) Includes all lease payments required under operating lease agreements.
(c) The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term. Additionally, the payments due by period above were computed based on the terms of the renegotiated lease agreement, which was entered into by the Company in January 2007.
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
(f) Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to Consolidated Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to implement such solutions is at least partially dependent on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate. The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which will have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later. In addition, accounting and actuarial groups within the NAIC are studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment. Under a short-term solution adopted for 2006 year-end reporting for these securities, NAIC guidance mandates that certain of these securities (meeting established criteria) may have to carry a lower rating for asset valuation reserve and risk based capital calculations. As a result of this revised reporting treatment, certain securities will receive a lower rating classification for asset valuation reserve and risk based capital calculations. The Company’s insurance subsidiaries currently invest in these securities. As of December 31, 2006, the Company (including both insurance and non-insurance subsidiaries) holds between $175 million and $225 million (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, depending on evaluation of the underlying characteristics of the securities. This reporting change is expected to have an immaterial effect on the insurance subsidiaries’ capital and surplus position, but will increase the capital required to hold these assets. A working group made up of accounting, actuarial and investment parties continue to investigate so as to determine what the appropriate long-term capital treatment should be for these securities. The Company cannot predict what impact a change in this guidance may have.

During 2006, the NAIC’s Reinsurance Task Force adopted a proposal suggesting broad changes to the United States reinsurance market, with the stated intent to establish a regulatory system that distinguishes financially strong reinsurers from weak reinsurers, without relying exclusively on their state or country of domicile, with collateral to be determined as appropriate. The task force recommended that regulation of reinsurance procedures be amended to focus on broad based risk and credit criteria and not solely on U.S. licensure status. Evaluation of this proposal will be taken under consideration by the NAIC’s Financial Condition (E) Committee, the Reinsurance Task Force’s parent committee, as one of its charges during 2007. The Company cannot provide any assurance as to what impact such changes to the United States reinsurance industry will have on the availability, cost, or collateral restrictions associated with ongoing or future reinsurance transactions.

The financial services industry has become the focus of increased scrutiny by regulatory and law enforcement authorities relating to allegations of improper special payments, price-fixing, bid-rigging, and other alleged misconduct, including payments made by insurers and other financial service providers to brokers and the practices surrounding the placement of insurance business and sales of other financial products, as well as practices related to finite reinsurance. Some publicly held companies have been the subject of enforcement or other actions relating to corporate governance and the integrity of financial statements, most recently relating to the issuance of stock options. Such publicity may generate inquiries to or litigation against publicly held companies and/or financial service providers, even those who do not engage in the business lines or practices currently at issue. It is impossible to predict the outcome of these investigations or proceedings, whether they will expand into other areas not yet contemplated, whether they will result in changes in insurance regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of this increased regulatory and law enforcement scrutiny of the financial services industry on the Company. As some inquiries appear to encompass a large segment of the financial services industry, it would not be unusual for large numbers of companies in the financial services industry to receive subpoenas, requests for information from regulatory authorities, or other inquiries relating to these and similar matters. From time to time, the Company receives subpoenas, requests, or other inquiries and responds to them in the ordinary course of business.

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

Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Share-Owner’s Equity for the years ended
December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statement Schedules:
Schedule II - Condensed Financial Information of Registrant
Schedule III — Supplementary Insurance Information
Schedule IV — Reinsurance
Schedule V — Valuation Accounts

For supplemental quarterly financial information, please see Note 19, “Consolidated Quarterly Results - Unaudited” of the Notes to Consolidated Financial Statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(Dollars in thousands)
Revenues
Premiums and policy fees	$2,316,594	$1,879,920	$1,822,825
Reinsurance ceded	(1,362,722)	(1,143,988)	(1,124,651)
Net of reinsurance ceded	953,872	735,932	698,174
Net investment income	1,352,432	1,127,920	1,029,206
Realized investment gains (losses):
Derivative financial instruments	(21,555)	(31,819)	2,726
All other investments	101,864	37,934	30,771
Other income	96,944	67,066	55,783
Total revenues	2,483,557	1,937,033	1,816,660
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2006 - $1,199,073; 2005 - $1,008,670; 2004 - $1,121,664)	1,632,617	1,253,348	1,116,473
Amortization of deferred policy acquisition costs and value of businesses acquired	232,122	197,653	200,130
Other operating expenses, net of reinsurance ceded:
(2006 - $244,060; 2005 - $164,932; 2004 - $166,862)	199,070	124,817	128,894
Total benefits and expenses	2,063,809	1,575,818	1,445,497
Income before income tax and cumulative effect of change in accounting principle	419,748	361,215	371,163
Income tax expense
Current	19,268	19,035	114,262
Deferred	135,597	106,524	18,964
Total income tax expense	154,865	125,559	133,226
Net income before cumulative effect of change in accounting principle	264,883	235,656	237,937
Cumulative effect of change in accounting principle, net of income tax	0	0	(15,801)
Net income	$264,883	$235,656	$222,136

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Dollars in thousands)
Assets
Investments:
Fixed maturities, at market (amortized cost: 2006 - $20,755,718; 2005 - $14,735,583)	$20,923,891	$15,037,225
Equity securities, at market (cost: 2006 - $73,237; 2005 - $79,322)	80,108	85,340
Mortgage loans	3,880,028	3,287,745
Investment real estate, net of accumulated depreciation (2006 - $5,482; 2005 - $10,422)	37,928	65,301
Policy loans	839,502	458,825
Other long-term investments	306,012	273,768
Short-term investments	1,366,467	755,805
Total investments	27,433,936	19,964,009
Cash	37,419	52,086
Accrued investment income	274,574	185,546
Accounts and premiums receivable, net of allowance for uncollectible amounts (2006 - $3,386; 2005 - $3,256)	163,352	60,983
Reinsurance receivables	4,596,816	2,993,240
Deferred policy acquisition costs and value of businesses acquired	3,219,997	2,204,111
Goodwill	75,530	38,782
Property and equipment, net of accumulated depreciation (2006 - $106,333; 2005 - $99,587)	38,640	41,484
Other assets	132,863	80,915
Income tax receivable	126,738	88,985
Assets related to separate accounts
Variable annuity	2,750,129	2,377,124
Variable universal life	307,863	251,329
Total assets	$39,157,857	$28,338,594

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31
	2006	2005
	(Dollars in thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$15,113,277	$11,147,642
Unearned premiums	859,174	700,886
Total policy liabilities and accruals	15,972,451	11,848,528
Stable value product account balances	5,513,464	6,057,721
Annuity account balances	8,958,089	3,388,005
Other policyholders’ funds	328,136	147,233
Other liabilities	1,246,981	880,425
Deferred income taxes	381,851	290,231
Non-recourse funding obligations	425,000	125,000
Liabilities related to variable interest entities	20,395	42,604
Liabilities related to separate accounts
Variable annuity	2,750,129	2,377,124
Variable universal life	307,863	251,329
Total liabilities	35,904,359	25,408,200
Commitments and contingent liabilities - Note 10
Share-owner’s equity
Preferred Stock, $1 par value
Shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value
Shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	1,114,269	932,805
Note receivable from PLC Employee Stock Ownership Plan	(1,995)	(2,507)
Retained earnings	2,100,404	1,889,611
Accumulated other comprehensive income
Net unrealized gains on investments, net of income tax
(2006 - $22,811; 2005 - $57,795)	41,772	104,753
Accumulated gain (loss) - hedging, net of income tax (2006 - $(3,299); 2005 - $393)	(5,954)	730
Total share-owner’s equity	3,253,498	2,930,394
	$39,157,857	$28,338,594

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF SHARE-OWNER'S EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable From PLC ESOP	Retained Earnings	Net Unrealized Gains (Losses) on Investments	Accumulated Gain (Loss) - Hedging	Total Share- Owner’s Equity
	(Dollars in thousands)
Balance December 31, 2003	$2	$5,000	$863,819	$(3,426)	$1,431,818	$329,907	$2,678	$2,629,798
Net income for 2004					222,136			222,136
Change in net unrealized gains/losses on investments, net of income tax - $11,973						(22,236)		(22,236)
Reclassification adjustment for amounts included in net income, net of income tax - $(10,770)						(20,001)		(20,001)
Change in accumulated gain (loss) hedging, net of income tax - $3,197							5,938	5,938
Comprehensive income for 2004								185,837
Capital contribution			68,986					68,986
Decrease in note receivable from PLC ESOP				443				443
Balance December 31, 2004	2	5,000	932,805	(2,983)	1,653,954	287,670	8,616	2,885,064
Net income for 2005					235,657			235,657
Change in net unrealized gains/losses on investments, net of income tax - $(84,575)						(159,318)		(159,318)
Reclassification adjustment for amounts included in net income, net of income tax - $(12,529)						(23,599)		(23,599)
Change in accumulated gain (loss) hedging, net of income tax - $4,246							(7,886)	(7,886)
Comprehensive income for 2005								44,854
Decrease in note receivable from PLC ESOP				476				476
Balance December 31, 2005	2	5,000	932,805	(2,507)	1,889,611	104,753	730	2,930,394
Net income for 2006					264,883			264,883
Change in net unrealized gains/losses on investments, net of income tax - $(4,974)						(8,954)		(8,954)
Reclassification adjustment for amounts included in net income, net of income tax - $(30,010)						(54,027)		(54,027)
Change in accumulated gain (loss) hedging, net of income tax - $(3,692)							(6,684)	(6,684)
Comprehensive income for 2006								195,218
Capital contributions			181,464					181,464
Non-cash dividend					(54,090)			(54,090)
Decrease in note receivable from PLC ESOP				512				512
Balance December 31, 2006	$2	$5,000	$1,114,269	$(1,995)	$2,100,404	$41,772	$(5,954)	$3,253,498

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net income	$264,883	$235,656	$222,136
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(80,309)	(6,115)	(33,497)
Amortization of deferred policy acquisition costs and value of businesses acquired	232,122	197,652	200,130
Capitalization of deferred policy acquisition costs	(421,532)	(467,610)	(363,467)
Depreciation expense	12,680	14,605	17,259
Deferred income taxes	107,233	106,880	10,155
Accrued income taxes	(48,832)	(104,723)	(34,569)
Interest credited to universal life and investment products	891,627	726,301	649,216
Policy fees assessed on universal life and investment products	(507,391)	(421,447)	(349,057)
Change in reinsurance receivables	(509,943)	(288,145)	(396,942)
Change in accrued investment income and other receivables	(86,782)	(18,500)	(355)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	593,362	489,104	460,978
Trading securities:
Maturities and principal reductions of investments	184,814	0	0
Sale of investments	2,460,031	0	0
Cost of investments acquired	(2,415,924)	0	0
Other net change in trading securities	(309,255)	0	0
Change in other liabilities	111,355	(225)	5,670
Other, net	2,080	(6,127)	(17,706)
Net cash provided by operating activities	480,219	463,433	387,657
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	1,176,065	1,777,082	1,900,432
Equity securities	100	377	147
Sale of investments
Fixed maturities	5,017,210	4,342,484	4,260,587
Equity securities	5,007	5,302	1,050
Cost of investments acquired
Fixed maturities	(5,777,805)	(7,508,400)	(7,079,515)
Equity securities	(3,868)	(57,435)	(11,682)
Mortgage loans
New borrowings	(1,055,998)	(745,797)	(719,510)
Repayments	452,697	448,515	443,363
Change in investment real estate, net	56,422	32,410	205
Change in policy loans, net	(69)	23,955	19,968
Change in other long-term investments, net	14,060	(13,008)	11,939
Change in short-term investments, net	31,055	95,064	(320,584)
Purchase of property and equipment	(7,500)	(10,016)	(16,758)
Payments for business acquisitions, net of cash acquired of $394,366	(539,218)	0	0
Net cash used in investing activities	(631,842)	(1,609,467)	(1,510,358)
Cash flows from financing activities
Principal payments on line of credit arrangement and debt	0	(2,202)	(32)
Payments on liabilities related to variable interest entities	(22,209)	(17,986)	0
Net proceeds from securities sold under repurchase agreements	16,949	0	0
Issuance of non-recourse funding obligations	300,000	125,000	0
Capital contributions	160,000	0	67,000
Investment product and universal life deposits	2,419,734	2,943,455	3,042,453
Investment product and universal life withdrawals	(2,640,427)	(2,025,876)	(1,969,617)
Other financing activities, net	(97,091)	71,400	0
Net cash provided by financing activities	136,956	1,093,791	1,139,804
Change in cash	(14,667)	(58,370)	(603)
Cash at beginning of year	52,086	110,456	111,059
Cash at end of year	$37,419	$52,086	$110,456

See Notes to Consolidated Financial Statements.

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts in tables are in thousands)

1.	BUSINESS

Nature of Operations

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

Entities Included

The consolidated financial statements include the accounts of Protective Life Insurance Company and its wholly owned subsidiaries. The Company’s financial statements also include the accounts of certain variable interest entities in which the Company is considered the primary beneficiary. Intercompany balances and transactions have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Protective Life Insurance Company and subsidiaries (the “Company”) are prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 16).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”), goodwill, value of businesses acquired (“VOBA”), investments, future policy benefits, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Investments

Investments are reported on the following bases:

•
Fixed maturities consist of bonds and redeemable preferred stocks, and are carried at fair value on the Consolidated Balance Sheets. Fair values are determined using current market values when available. Where market values are unavailable, the Company obtains estimates from independent pricing services or estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.

•	Equity securities (common and nonredeemable preferred stocks) are carried at fair value.

•
Mortgage loans are carried at unpaid balances, adjusted for loan origination costs, net of fees, and amortization of premium or discount. Mortgage loans are also recorded net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

•
Investment real estate is carried at cost, less allowances for depreciation computed on the straight-line method. With respect to real estate acquired through foreclosure, cost is the lesser of the loan balance plus foreclosure costs or appraised value.

•	Policy loans are carried at unpaid balances.

•	Other long-term investments are carried at a variety of methods similar to those listed above, as deemed appropriate for the specific investment.

•	Short-term investments are carried at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.

Estimated market values were derived from the durations of the Company’s fixed maturities and mortgage loans. Duration measures the relationship between changes in market value to changes in interest rates. While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, actual market results may differ from these estimates.

Substantially all short-term investments have maturities of three months or less at the time of acquisition and include approximately $0.2 million in bank deposits voluntarily restricted as to withdrawal.

The market values of fixed maturities change due to interest rate changes, credit related events, and other factors. As prescribed by U.S. GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to DAC and VOBA, net of income tax, reported as a component of share-owners’ equity. Furthermore, investments deemed as trading securities by the Company are recorded at their market values with any resulting unrealized gains and losses reported in net investment income as they occur.

Investment securities are regularly reviewed for impairment. Unrealized losses that are deemed to be other than temporary are recognized in realized gains (losses). See Note 4 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments. Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in other liabilities and totaled $10.4 million and $66.5 million as of December 31, 2006 and December 31, 2005, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

The costs that vary with and are primarily related to the production of new business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

Under SFAS 97, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 2.7% to 12.6%) it expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, relating to SFAS 115, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with the Company’s universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called value of businesses acquired (“VOBA”), represents the actuarially estimated present value of future cash flows from the acquired policies. The Company amortizes VOBA in proportion to gross premiums for SFAS 60 products and in proportion to expected gross profits (“EGPs”) for SFAS 97 products, including accrued interest of up to approximately 11%.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually. The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. At October 31, 2006 and 2005, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

Property and equipment consisted of the following at December 31:

	2006	2005
Home office building	$54,002	$53,275
Data processing equipment	42,562	41,015
Other, principally furniture and equipment	48,409	46,781
	144,973	141,071
Accumulated depreciation	106,333	99,587
	$38,640	$41,484

Separate Accounts

The separate account assets represent funds for which the Company does not bear the investment risk. These assets are carried at fair value and are equal to the separate account liabilities, which represent the policyholder’s equity in those assets. These amounts are reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements. Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying Consolidated Statements of Income.

Stable Value Product Account Balances

The Company markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. Through its registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors. GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Stable value product account balances include GICs and funding agreements issued by the Company. At December 31, 2006 and 2005, the Company had $4.0 billion and $4.5 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements written by the Company have maturities of three to ten years. At December 31, 2006, future maturities of stable value products, excluding interest, were $1.5 billion in 2007, $2.1 billion in 2008-2009, $1.0 billion in 2010-2011, and $0.9 billion after 2011.

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

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts and related cash flows. The company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company minimizes its credit risk by entering into transactions with highly rated counterparties. The Company also maintains netting and collateral support arrangements with its counterparties to further minimize the credit risk associated with its derivative instruments. The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and strategies.

Statement of Financial Accounting Standards No. 133 (“SFAS 133”) requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values.
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

Cash-Flow Hedges. The Company has entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts. Under the terms of the swap, the Company pays a fixed U.S.-dollar-denominated rate and receives a fixed foreign-currency-denominated rate. Effective July 1, 2002, the Company designated this swap as a cash flow hedge and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on this swap are reclassified from other comprehensive income to current earnings as payments are made on the hedged stable value contract. In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate equal to the CPI change paid on the funding agreements. During 2006, the Company entered into interest rate swaps to convert LIBOR and CMT (Constant Maturity Treasury) based floating rate interest payments on funding agreements to fixed rate interest payments.

Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements. For the years ended December 31, 2006, 2005 and 2004, the amount of hedge ineffectiveness reported in income was a $0.6 million gain, $0.2 million gain, and a $1.0 million gain, respectively. Additionally, as of December 31, 2006 and 2005, the Company reported an after-tax decrease to accumulated other comprehensive income of $6.7 million and $7.9 million, respectively, related to its cash flow hedges. During 2006, the Company expects to reclassify $4.0 million out of accumulated other comprehensive income and into earnings.

Other Derivatives. The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates. For 2006, 2005, and 2004, the Company recorded a pre-tax gain of $3.4 million, a pre-tax loss of $33.3 million, and a pre-tax gain of $0.3 million on these swaps, respectively. In connection with these swaps, the Company also recognized a $3.4 million pre-tax loss, a $33.4 million pre-tax gain, and a $0.1 million pre-tax loss, respectively, during 2006, 2005, and 2004 as the change in value of the related foreign currency denominated stable value contracts. These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with the Company’s mortgage loan commitments. During 2006, 2005, and 2004, the Company recognized a pre-tax gain of $26.7 million, a pre-tax loss of $10.3 million, and a pre-tax loss of $1.7 million, respectively, as a result of changes in value of these futures positions.

The Company uses other interest rate swaps, options, and swaptions to manage the interest rate risk in the Company’s mortgage-backed security portfolio. For 2006, 2005, and 2004, the Company recognized a pre-tax loss of $1.6 million, a pre-tax loss of $14.0 million, and a pre-tax loss of $0.5 million, respectively, for the change in fair value of these derivatives.

During 2005, the Company exited from asset swap arrangements that would, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument. In 2005, and 2004, the Company recognized a $0.6 million gain, and an immaterial loss, respectively, for the change in the asset swaps’ fair value and recognized a $0.3 million gain, and a $4.0 million gain, respectively, to separately record the embedded equity options at fair value.

The Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with DIG B36, contain embedded derivatives. The change in fair value of these derivatives resulted in the recognition of a $44.5 million pre-tax loss, $1.0 million pre-tax loss and a $0.3 million pre-tax loss in 2006, 2005 and 2004, respectively. The losses on these embedded derivatives were due to decreasing interest rates during the second-half of 2006. The investment portfolios that support the related modified coinsurance reserves and funds withheld had mark-to-market gains that substantially offset the losses on these embedded derivatives.

In 2005, the Company began marketing equity indexed annuities. Under SFAS 133, the equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index, is considered an embedded derivative. The change in fair value of the embedded derivative resulted in a $5.7 million pre-tax loss and a $0.6 million pre-tax loss in 2006 and 2005, respectively. The Company utilizes S&P 500® options to mitigate the risk associated with equity indexed annuity contracts. The Company recognized a $2.9 million pre-tax gain and a $0.2 million pre-tax gain on its S&P 500® options in 2006 and 2005, respectively.

Policyholder Liabilities, Revenues and Benefits Expense

Traditional Life, Health, and Credit Insurance Products:

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. Life insurance premiums are recognized as revenue when due. Health and credit insurance premiums are recognized as revenue over the terms of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts. This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of DAC and VOBA. Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2006 range from approximately 5.0% to 7.0%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to the Company and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2006	2005	2004

Balance beginning of year	$134,104	$135,015	$121,832
Less reinsurance	61,655	66,788	55,395
Net balance beginning of year	72,449	68,227	66,437
Incurred related to: Current year	395,873	258,138	256,754
Prior year	(9,685)	(2,247)	(30)
Total incurred	386,188	255,891	256,724
Paid related to: Current year	304,177	208,832	210,943
Prior year	55,349	42,837	43,991
Total paid	359,526	251,669	254,934
Other changes: Acquisitions and reserve transfers	8,992	0	0
Net balance end of year	108,103	72,449	68,227
Plus reinsurance	59,654	61,655	66,788
Balance end of year	$167,757	$134,104	$135,015

Universal Life and Investment Products:

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 2.3% to 11.4% in 2006.

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

New Accounting Pronouncements

Statement of Position 05-1. In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97 (“SFAS 97”), “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written off. SOP 05-1 is to be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Due to the nature of the interpretative issues recently released by the American Institute of Certified Public Accountants, the Company continues to evaluate the impact SOP 05-1 will have on its consolidated results of operations and financial position, but does not currently believe that its adoption effective January 1, 2007, will have a material impact on its financial position or results of operations.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) and resolves issues addressed in SFAS 133 DIG Issue D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” SFAS 155 partially eliminates the exemption from applying the bifurcation requirements of SFAS 133 to interests in securitized financial assets, in an effort to ensure that similar instruments are accounted for consistently regardless of the form of the instrument. The Company continues to evaluate the impact of SFAS 155, which is effective for all financial instruments acquired or issued after January 1, 2007, but does not currently believe that its adoption will have a material impact on its financial position or results of operations.

SFAS No. 156 - Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140” (“SFAS 156”). SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Additionally, SFAS 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. The statement is effective for fiscal years beginning after September 15, 2006, and therefore will be adopted by the Company effective January 1, 2007. The Company continues to evaluate SFAS 156, but does not believe that its adoption will have a material impact on its financial position or results of operations.

FASB Interpretation No. 48. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006, and therefore will be adopted by the Company effective January 1, 2007. This interpretation requires, in order for the Company to recognize a benefit in its financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax return position. In making this analysis, the Company must assume that the taxing authority is fully informed of all of the facts regarding this issue. FIN 48 also provides guidance on how the benefit, if any, that will be recognized in the financial statements should be measured. Furthermore, new disclosures regarding the effect of the accounting for uncertain tax positions on the financial statements will be required. Any adjustment to the Company’s December 31, 2006 Consolidated Balance Sheet due to the adoption of FIN 48 will be recognized as an adjustment to the Company’s January 1, 2007 retained earnings. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its Consolidated Balance Sheet at December 31, 2006, and on its Consolidated Statements of Income in future periods.

SFAS No. 157 - Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007, with early adoption encouraged. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated results of operations and financial position.

SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). In September 2006, the FASB issued SFAS No. 158 (“SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), and SFAS No. 132 (revised), “Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS 132 (R))”. SFAS 158 requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 and therefore has been adopted by PLC as of December 31, 2006. This standard was adopted by PLC prospectively, and as a result, prior periods were not restated. The adoption of this standard resulted in a net fund asset of $5.8 million related to PLC’s defined benefit pension plan and a net fund liability of $25.2 million related to its unfunded excess benefits plan as of December 31, 2006.

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

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits all entities to choose to measure eligible items at fair value at specified election dates. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, but only if the Company elects to apply the provisions of SFAS 157. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated results of operations and financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or share-owners’ equity. Included in these reclassifications is a change in the Consolidated Statements of Cash Flows to remove the effects of policy fees assessed on universal life and investment products from financing activities. While this had no effect on total cash flow, for the years ended December 31, 2005 and 2004, net cash provided by operating activities was decreased and net cash provided by financing activities was increased by $421.4 million and $349.1 million, respectively.

3.	RECENT ACQUISITIONS

Chase Insurance Group Acquisition

On July 3, 2006, the Company completed the acquisition contemplated by the Stock Purchase Agreement. Pursuant to that agreement with JPMorgan Chase & Co. (“JPMC”) and two of its wholly-owned subsidiaries (collectively, the “Sellers”), Protective Life and its subsidiary West Coast Life Insurance Company purchased from the Sellers the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) for a net purchase price of $873.5 million. The Chase Insurance Group is headquartered in Elgin, Illinois, and offers primarily level premium term and other traditional life products, as well as fixed and variable annuity products. The Chase Insurance Group’s results of operations are included in the Company’s consolidated results of operations beginning July 3, 2006.

This transaction was accounted for under the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of the $873.5 million aggregate purchase price to the specific identifiable tangible and intangible assets and liabilities is as follows:

Fair Value as of July 3, 2006
ASSETS
Investments	$6,784,023
Policy loans	380,608
Cash	392,493
Accrued investment income	88,069
Accounts and premiums receivable, net	14,342
Reinsurance receivable	1,093,633
Value of business acquired	739,856
Goodwill	32,007
Other assets	25,214
Intangible assets	3,200
Deferred tax asset	13,290
Assets related to separate accounts	110,073
Total assets	9,676,808

LIABILITIES
Policy liabilities and accruals	2,704,790
Annuity account balances	5,528,849
Other policyholders’ funds	273,805
Other liabilities	161,309
Accrued income taxes	24,445
Liabilities related to separate accounts	110,073
Total liabilities	8,803,271

NET ASSETS ACQUIRED	$873,537

Immediately after the closing of the acquisition, the Company entered into agreements with Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby CALIC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group. The aggregate ceding commissions received by the Company from these transactions was $330.5 million. The $32.0 million of goodwill was assigned to the Acquisitions Segment, and of this amount, approximately $63.9 million is expected to be deductible for tax purposes.

Certain of the reinsurance agreements with CALIC and the Wilton Re Group are in the form of modified coinsurance (“Modco”) agreements. Company investments supporting these agreements, consisting of primarily fixed income securities in designated portfolios, are designated as “trading securities” under U.S. GAAP. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are included in net income as realized investment gains (losses) as they occur. These amounts are substantially offset by changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements.

Western General Acquisition

On July 14, 2006, the Company completed the acquisition of the vehicle extended service contract business of Western General effective as of July 1, 2006. Western General, headquartered in Calabasas, California, is a provider of vehicle service contracts nationally, focusing primarily on the west coast market. In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

This transaction was accounted for under the purchase method of accounting prescribed by SFAS 141. Western General’s results of operations are included in the Company’s consolidated results of operations beginning July 1, 2006. The purchase price for Western General was $33.0 million, and is subject to contingent consideration based on future performance.

The fair value of Western General’s net assets acquired was $14.2 million. Goodwill of $18.8 million resulted from the excess of purchase price over the fair value of Western General’s net assets. This goodwill was allocated to the Company’s Asset Protection segment. The Company paid a premium over the fair value of Western General’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition including, but not limited to, the following:

•	Expanded distribution network
•	Increased geographic presence
•	Broader product portfolio in core product lines
•	Additional administration capabilities
•	Greater size and scale with improved earnings diversification

SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The following table summarizes the fair values of the net assets acquired as of the acquisition date:

Fair Value as of July 1, 2006)
ASSETS
Investments	$18,571
Cash	1,873
Accrued investment income	114
Accounts and premiums receivable, net	16,924
Value of business acquired and other intangible assets	12,650
Goodwill	18,813
Property and equipment	450
Other assets	9,990
Income tax receivable	41
Deferred income taxes	2,735
Total assets	82,161

LIABILITIES
Policy liabilities and accruals	39,596
Other liabilities	9,607
Total liabilities	49,203

NET ASSETS ACQUIRED	$32,958

The $18.8 million of goodwill was assigned to the Asset Protection Segment, and of this amount, approximately $10.4 million is expected to be deductible for tax purposes.

Pro forma Condensed Consolidated Results of Operations

The following (unaudited) pro forma condensed consolidated results of operations assume that the acquisitions of both the Chase Insurance Group and Western General were completed as of January 1, 2006 and 2005:

	Years Ended December 31
	2006	2005

Revenue	$2,726,155	$2,444,131

Net Income	$288,998	$279,087

The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.	INVESTMENT OPERATIONS

Major categories of net investment income for the years ended December 31 are summarized as follows:

	2006	2005	2004

Fixed maturities	$1,071,256	$887,745	$806,748
Equity securities	5,585	4,009	2,019
Mortgage loans	268,380	257,914	232,577
Investment real estate	384	2,361	2,043
Policy loans	44,940	34,741	36,744
Other	59,253	23,114	15,648
	1,449,798	1,209,884	1,095,779
Investment expenses	97,366	81,964	66,573
	$1,352,432	$1,127,920	$1,029,206

Realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

	2006	2005	2004
Fixed maturities	$38,278	$36,764	$29,015
Equity securities	289	(636)	2,524
Mark to market-Modco trading portfolios	44,552	0	0
Mortgage loans and other investments	18,745	1,806	(768)
	$101,864	$37,934	$30,771

In 2006, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $79.5 million, and gross losses were $40.9 million. In 2005, gross gains were $76.4 million, and gross losses were $40.3 million. In 2004, gross gains on investments available for sale were $54.8 million, and gross losses were $23.3 million.

The amortized cost and estimated market value of the Company's investments classified as available for sale at December 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
2006
Fixed maturities:
Bonds:
Mortgage-backed securities	$6,548,009	$37,734	$(63,547)	$6,522,196
United States Government and authorities	966,904	4,185	(4,959)	966,130
States, municipalities, and political subdivisions	76,135	1,842	(179)	77,798
Public utilities	1,575,015	44,526	(29,119)	1,590,422
Convertibles and bonds with warrants	231	11	(41)	201
All other corporate bonds	8,091,907	235,235	(97,109)	8,230,032
Redeemable preferred stocks	50	0	0	50
	17,258,251	323,533	(194,954)	17,386,829
Equity securities	73,237	7,171	(300)	80,108
Short-term investments	1,063,731	0	0	1,063,731
	$18,395,219	$330,704	$(195,254)	$18,530,668

2005
Fixed maturities:
Bonds:
Mortgage-backed securities	$5,903,486	$36,373	$(90,660)	$5,849,199
United States Government and authorities	686,792	5,773	(1,267)	691,298
States, municipalities, and political subdivisions	47,887	2,314	(38)	50,163
Public utilities	1,618,025	88,303	(11,721)	1,694,607
Convertibles and bonds with warrants	230	0	(63)	167
All other corporate bonds	6,476,516	339,680	(66,913)	6,749,283
Redeemable preferred stocks	2,647	0	(139)	2,508
	14,735,583	472,443	(170,801)	15,037,225
Equity securities	79,322	6,349	(331)	85,340
Short-term investments	755,805	0	0	755,805
	$15,570,710	$478,792	$(171,132)	$15,878,370

At December 31, 2006 and 2005, the Company had an additional $3.5 billion and $0.0 million, respectively, of fixed maturities and $302.7 million and $0.0 million, respectively, of short-term investments classified as trading securities.

The amortized cost and estimated market value of available for sale fixed maturities at December 31, 2006, by expected maturity, are shown as follows. Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated Amortized Cost	Estimated Market Value
Due in one year or less	$355,816	$356,826
Due after one year through five years	4,564,950	4,612,660
Due after five years through ten years	4,964,943	4,954,396
Due after ten years	7,372,542	7,462,947
	$17,258,251	$17,386,829

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2006, 2005, and 2004, respectively, the Company recorded other-than-temporary impairments in its investments of $5.7 million, $11.8 million, and $15.8 million, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$1,130,211	$(4,065)	$3,001,516	$(59,484)	$4,131,727	$(63,549)
US Govt & Agencies	873,248	(3,923)	41,705	(1,036)	914,953	(4,959)
States, municipalities, etc.	1,617	(7)	1,087	(8)	2,704	(15)
Public utilities	347,289	(9,553)	349,402	(19,567)	696,691	(29,120)
Convertible bonds	0	0	47	(41)	47	(41)
Other corporate bonds	1,510,840	(34,479)	1,360,403	(62,790)	2,871,243	(97,269)
Equities	147	(59)	3,360	(242)	3,507	(301)
	$3,863,352	$(52,086)	$4,757,520	$(143,168)	$8,620,872	$(195,254)

For mortgage-backed securities in an unrealized loss position for greater than 12 months, $3.7 million of the $59.5 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. The remaining losses are primarily the result of a rising interest rate environment during the past year. The Company does not consider these unrealized loss positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The public utilities category has gross unrealized losses greater than 12 months of $19.6 million, while the other corporate bonds category has gross unrealized losses greater than 12 months of $62.8 million at December 31, 2006. These losses related primarily to the increase in interest rates over the past year. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Mortgage-backed securities	$4,576,492	$(71,530)	$88,264	$(19,196)	$4,664,756	$(90,726)
US government	109,188	(439)	23,587	(828)	132,775	(1,267)
States, municipalities, etc.	3,168	(38)	0	0	3,168	(38)
Public utilities	362,202	(7,131)	75,972	(4,685)	438,174	(11,816)
Convertible bonds	0	0	167	(63)	167	(63)
Other corporate bonds	1,537,310	(46,646)	323,241	(20,475)	1,860,551	(67,121)
Equities	3,667	(232)	880	(235)	4,547	(467)
	$6,592,027	$(126,016)	$512,111	$(45,482)	$7,104,138	$(171,498)

At December 31, 2006 and 2005, the Company had bonds which were rated less than investment grade of $318.9 million and $1,083.6 million, respectively, having an amortized cost of $325.1 million and $933.0 million, respectively. Not included in these less than investment grade bonds at December 31, 2006 and 2005, are $21.2 million and $0.0 million, respectively, of trading securities. At December 31, 2006, approximately $22.7 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $2.1 billion of bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available for sale, for the years ended December 31 is summarized as follows:

	2006	2005	2004
Fixed maturities	$(112,231)	$(257,117)	$54,931
Equity securities	554	2,032	1,001

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary. At December 31, 2006, securities with a market value of $444.5 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

At December 31, 2006, all of the Company's mortgage loans were commercial loans of which 68% were retail, 12% were office buildings, 10% were apartments, 7% were warehouses, and 3% were other. The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant's leased space represents more than 2.4% of mortgage loans. Approximately 71% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Tennessee, Alabama, Georgia, Florida, South Carolina, North Carolina, Utah, California, Indiana, Ohio, and Pennsylvania. At December 31, 2006, the average mortgage loan was $2.5 million, and the weighted average interest rate was 6.6%. The largest single mortgage loan was $26.5 million.

Many of the mortgage loans have call provisions between 3 and 10 years. Assuming the loans are called at their next call dates, approximately $166.8 million would become due in 2007, $470.6 million in 2008 through 2011, $857.1 million in 2012 through 2016, and $269.2 million thereafter.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2006 and 2005, approximately $493.0 million and $434.9 million, respectively, of the Company’s mortgage loans have this participation feature.

At December 31, 2006 and 2005, the Company's problem mortgage loans (over sixty days past due) and foreclosed properties totaled $15.8 million and $22.3 million, respectively. Since the Company’s mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate. At December 31, 2006 and 2005, the Company had an allowance for mortgage loan credit losses of $0.5 million and $6.8 million, respectively. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $66.3 million were non-income producing for the twelve months ended December 31, 2006.

At December 31, 2006 and 2005, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $173.4 million and $225.6 million, respectively.

Policy loan interest rates generally range from 3.0% to 12.0%.

5.	DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESSES ACQUIRED

Deferred policy acquisition costs

The balances of and changes in DAC as of and for the years ended December 31, are as follows:

	2006	2005

Balance, beginning of period	$1,767,241	$1,356,916
Capitalization of commissions, sales and issue expenses	421,818	721,823
Amortization	(173,696)	(165,920)
Change in unrealized investment gains and losses	90,538	(145,163)
Balance, end of period	$2,105,901	$1,767,656

Value of businesses acquired

The balances of and changes in VOBA as of and for the years ended December 31, are as follows:

	2006	2005

Balance, beginning of period	$436,455	$468,188
Acquisitions	751,992	0
Amortization	(58,426)	(31,733)
Change in unrealized investment gains and losses	(16,052)	0
Other	127	0
Balance, end of period	$1,114,096	$436,455

The expected amortization of VOBA for the next five years is as follows:

Year	Expected Amortization
2007	$97,921
2008	90,035
2009	83,344
2010	77,593
2011	74,414

6.	GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

	Acquisitions	Asset Protection	Total Consolidated

Balance as of December 31, 2004	$0	$35,978	$35,978
Contingent payment related to prior acquisition	0	2,804	2,804
Balance as of December 31, 2005	0	38,782	38,782
Goodwill acquired in current period acquisitions	32,007	18,813	50,820
Contingent payment related to prior acquisition	0	236	236
Sale of subsidiary to parent	0	(14,308)	(14,308)
Balance as of December 31, 2006	$32,007	$43,523	$75,530

The $32.0 million increase in 2006 in goodwill in the Acquisitions segment is related to the Chase Insurance Group acquisition discussed in Note 3. The $18.8 million increase in 2006 in goodwill in the Asset Protection segment is related to the Western General acquisition discussed in Note 3. Goodwill also increased by $0.2 million and $2.8 million in the Asset Protection segment in 2006 and 2005, respectively, due to a contingent payment related to the purchase of a small subsidiary in a prior year. Additionally, during 2006, First Protection Company sold all of the outstanding stock of First Protection Corporation to PLC (see Note 14), which decreased goodwill in the Asset Protection Segment by $14.3 million.

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

In July 2003, AcSEC issued Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products. In addition, it addresses the capitalization and amortization of sales inducements to contract holders. The SOP was effective January 1, 2004, and was adopted through an adjustment for the cumulative effect of change in accounting principle amounting to $15.8 million (net of $8.5 million income tax).

The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for its variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest. The guaranteed minimum death benefit (“GMDB”) reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%-20% (depending on product type and duration), and an average discount rate of 6.5%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The variable annuity separate account balances subject to GMDB were $2.8 billion at December 31, 2006. The total guaranteed amount payable based on variable annuity account balances at December 31, 2006, was $120.7 million (including $93.9 million in the Annuities segment and $26.8 million in the Acquisitions segment), with a GMDB reserve of $2.2 million (including $1.8 million in the Annuities segment and $0.4 million in the Acquisitions segment). These amounts exclude the variable annuity business of the Chase insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a modified coinsurance (“Modco”) agreement. The guaranteed amount payable and GMDB reserve associated with these annuities are $69.3 million and $3.1 million, respectively, and are included in the Acquisitions segment. The average attained age of contract holders at December 31, 2006 was 66.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) for the years ended December 31 was as follows:

	2006	2005	2004
Beginning balance	$2,437	$5,020	$5,895
Incurred guarantee benefits	1,630	184	3,179
Paid guarantee benefits	1,916	2,767	4,054
Ending balance	$2,151	$2,437	$5,020

Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31 were as follows:

	2006	2005
Equity mutual funds	$2,508,422	$2,151,288
Fixed income mutual funds	241,707	225,836
Total	$2,750,129	$2,377,124

Certain of the Company’s fixed annuities and universal life products have a sales inducement in the form of a retroactive interest credit (“RIC”). In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit. In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date. The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for DAC.

Activity in the Company’s deferred sales inducement asset for the years ended December 31 was as follows:
	2006	2005	2004

Deferred asset, beginning of period	$39,311	$28,618	$27,713
Amounts deferred	30,124	17,182	12,597
Amortization	(10,395)	(6,489)	(11,692)
Deferred asset, end of period	$59,040	$39,311	$28,618

8.	REINSURANCE

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. At December 31, 2006, the Company had reinsured approximately 79.6% of the face value of its life insurance in force. The Company had reinsured approximately 33.9% of the face value of its life insurance in force with the following three reinsurers:

•	Swiss Re Life & Health America Inc.
•	Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)
•	Security Life of Denver Insurance Co. (currently administered by Scottish Re)

These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+ as of December 31, 2006. The Company has not experienced any credit losses for the years ended December 31, 2006, 2005, or 2004 related to these reinsurers. The Company sets a limit on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. The Company’s maximum retention for newly issued universal life products is $1,000,000.

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

The following table presents the net life insurance in-force as of December 31:

	2006	2005	2004

Direct life insurance in-force	$700,268	$443,923	$379,589
Amounts assumed from other companies	24,226	23,211	29,448
Amounts ceded to other companies	(576,791)	(393,605)	(354,016)
Net life insurance in-force	$147,703	$73,529	$55,021

Percentage of amount assumed to net	16%	32%	54%

The following table reflects the effect of reinsurance on life insurance premiums written and earned for the years ended December 31:

	2006	2005	2004

Direct premiums	$1,739	$1,370	$1,219
Reinsurance assumed	192	222	220
Reinsurance ceded	(1,211)	(1,065)	(960)
Net premiums	$720	$527	$479

Percentage of amount assumed to net	27%	42%	46%

The Company has also reinsured accident and health risks representing $41.4 million, $43.9 million, and $60.6 million of premium income, while it has assumed accident and health risks representing $4.4 million, $4.1 million, and $25.5 million of premium income for 2006, 2005, and 2004, respectively. In addition, the Company reinsured property and casualty risks representing $191.3 million, $118.3 million, and $122.4 million of premium income, while it assumed property and casualty risks representing $100.8 million, $13.4 million, and $27.6 million of premium income for 2006, 2005, and 2004, respectively.

In 2006 and 2005, policy and claim reserves relating to insurance ceded of $4.5 billion and $3.0 billion, respectively, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company. At December 31, 2006 and 2005, the Company had paid $51.7 million and $57.7 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, at December 31, 2006 and 2005, the Company had receivables of $65.7 million and $66.6 million, respectively, related to insurance assumed.

During 2006, the Company recorded $27.1 million of bad debt charges related to its Lender’s Indemnity product line. The bad debt charges recorded by the Company followed the bankruptcy filing related to CENTRIX Financial LLC (“CENTRIX”), the originator and servicer of the business, and is the result of the Company’s assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program. The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default. The Company ceased offering the Lender’s Indemnity product in 2003. In the short term, CENTRIX is expected to continue to operate as debtor in possession and service the outstanding loans. The Company has increased reserves for the remaining business based on the expectation that the frequency and severity of losses will be greater than previously assumed. These assumptions will be analyzed and updated as the business continues to run off, which will essentially be complete by 2008.

9.	DEBT AND OTHER OBLIGATIONS

Liabilities Related to Variable Interest Entities

In accordance with FIN 46, the Company consolidates a real estate investment company. The $20.4 million and $42.6 million of notes payable reported on the balance sheet as “liabilities related to variable interest entities” at December 31, 2006 and 2005, respectively, represent notes payable owed by this entity consolidated under FIN 46, and are not the legal obligations of the Company. These obligations will be repaid with cash flows generated by the separate entity’s operations.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, has $425 million of non-recourse funding obligations outstanding at December 31, 2006, which bear a floating rate of interest (6.6% at December 31, 2006) and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $600 million of non-recourse funding obligations through June 2007. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or PLC. The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”). Any payment of principal of, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law. Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company, or any of PLC’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although PLC has agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principle and interest on the notes). In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate's expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

Other Obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another's behalf. Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on debt and other obligations totaled $20.3 million, $10.6 million, and $5.5 million in 2006, 2005, and 2004, respectively.

10.	COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases administrative and marketing office space in approximately 22 cities including Birmingham, with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $7.7 million. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
2007	$7,668
2008	7,084
2009	6,358
2010	5,637
2011	4,412
Thereafter	10,032

Additionally, the Company leases a building contiguous to its home office. The original lease was due to expire in February 2007, and in January 2007, this lease was renegotiated and the maturity date extended to January 2014. Lease payments are expected to approximate $4.4 million in 2007. At the end of the lease term, the Company may purchase the building for approximately $75 million.

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

11.	SHARE-OWNER’S EQUITY AND STOCK-BASED COMPENSATION

PLC owns all of the 2,000 shares of preferred stock issued by the Company's subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A's statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2006, 2005, and 2004, PL&A paid no dividends to PLC on its preferred stock.

PLC has an Employee Stock Ownership Plan (“ESOP”). On December 1, 1990, the Company transferred to the ESOP 520,000 shares of PLC's common stock held by it in exchange for a note. The outstanding balance of the note, $1.4 million at December 31, 2006, is accounted for as a reduction to share-owner's equity. The stock is used to match employee contributions to PLC’s 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits. The ESOP shares are dividend paying, and dividends are used to pay the ESOP’s note to the Company.

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

The criteria for payment of performance awards is based primarily upon a comparison of PLC’s average return on average equity (for 2005 and 2006 awards) or average return on average equity and total rate of return over a four-year period for previous awards (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. If PLC’s results are below the median of the comparison group (40th percentile for 2005 and 2006 awards), no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC Common Stock.

Performance shares and performance-based stock appreciation rights (“P-SARs”) awarded in 2006, 2005, 2004, 2003, and 2002, and the estimated fair value of the awards at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value
2006	136,030	$6,500
2005	120,540	4,600
2004	125,670	4,600
2003	148,730	3,900
2002	192,360	5,700

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout. In the past, the Company has also issued performance-based stock appreciation rights (“P- SARs”). P-SARs convert to the equivalent of one SAR if earned times the award percentage payout. The P-SARs, once converted to SARs, expire 10 years after the grant date. At December 31, 2006, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 716,910 shares.

Between 1996 and 2006, SARs were granted (in addition to the P-SARs discussed above) to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for 2004, 2005, and 2006 is as follows:

	Weighted Average Base Price	No. of SARs
Balance at December 31, 2003	$23.91	1,617,161
P-SARs converted	22.31	401,818
SARs exercised	18.68	(451,036)
Balance at December 31, 2004	25.01	1,567,943
SARs granted	41.05	119,400
SARs exercised	21.19	(220,133)
Balance at December 31, 2005	26.89	1,467,210
SARs granted	47.36	81,970
SARs exercised/forfeited	23.99	(393,234)
Balance at December 31, 2006	29.33	1,155,946

The outstanding SARs at December 31, 2006, were at the following base prices:
Base Price	SARs Outstanding	Remaining Life in Years	Currently Exercisable
$22.31	498,276	4	498,276
31.29	2,500	5	2,500
32.00	405,000	6	0
26.49	65,000	7	0
41.05	111,700	9	18,350
48.60	38,400	10	9,600
45.70	35,070	10	0

The SARs issued in 2005 and 2006 had estimated fair values at grant date of $1.7 million and $1.0 million, respectively. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2005 SARs were as follows: expected volatility ranged from 24.1% to 31.9%, a risk-free interest rate ranging from 4.1% to 4.3%, a dividend rate of 2%, and the expected exercise date ranged from 2010 to 2014. Assumptions used in the model for the 2006 SARs were as follows: expected volatility ranged from 15.5% to 32.5%, the risk-free interest rate ranged from 4.6% to 5.0%, a dividend rate of 1.7%, a zero forfeiture rate, and the expected exercise date ranged from 2011 to 2014. The Company will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2006, PLC issued 6,500 restricted stock units at a fair value of $45.70 per unit. These awards, with a total fair value of $0.3 million, vest over a three year period.

PLC recognizes all stock based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $0.5 million, $6.1 million, and $4.8 million in 2006, 2005, and 2004, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s share-owners’ equity, net of deferred taxes.

At December 31, 2006, approximately $2.1 billion of consolidated share-owner’s equity, excluding net unrealized gains on investments, represented net assets of the Company and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances. In addition, the Company and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2007 is estimated to be $446.7 million.

12.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefits Plan

PLC sponsors a defined benefit pension plan covering substantially all of its employees, including the Company’s employees. The plan is not separable by affiliates participating in the plan. Benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation. PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. As a result of this plan’s funded status at December 31, 2006, PLC expects that no funding will be required in 2007. PLC has not yet determined what amount, if any, it will fund in 2007.

PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law. PLC estimates that it will contribute $1.2 million to this plan in 2007.

As discussed in Note 2, in September 2006, the FASB issued SFAS 158, which requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income. SFAS 158 was adopted prospectively by PLC as of December 31, 2006, and as a result, prior periods were not restated. The adoption of this standard resulted in a net fund asset of $5.8 million related to PLC’s defined benefit pension plan and a net fund liability of $25.2 million related to its unfunded excess benefits plan as of December 31, 2006.

PLC uses a December 31 measurement date for all its plans. The following table presents the benefit obligation, fair value of plan assets, and the funded status of the PLC’s defined benefit pension plan and unfunded excess benefits plan at December 31. This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31.

	Defined Benefit Pension Plan		Unfunded Excess Benefits Plan
	2006	2005	2006	2005
Change in projected benefit obligation: Benefit obligation at beginning of year	$111,295	$97,399	$23,810	$21,566
Service cost	7,774	5,950	771	630
Interest cost	6,731	5,922	1,424	1,275
Actuarial (gain) or loss	(4,059)	4,041	489	1,616
Benefits paid	(2,327)	(2,017)	(1,274)	(1,277)
Benefit obligation at end of year	$119,414	$111,295	$25,220	$23,810
Change in plan assets: Fair value of plan assets at beginning of year	$113,721	$99,890	$0	$0
Actual return on plan assets	13,784	5,993	0	0
Employer contributions	0	9,855	1,274	1,277
Benefits paid	(2,327)	(2,017)	(1,274)	(1,277)
Fair value of plan assets at end of year	$125,178	$113,721	$0	$0
Reconciliation of Funded Status - Before SFAS 158: Funded status	$5,764	$2,426	$(25,220)	$(23,810)
Unrecognized net actuarial loss	28,640	39,828	6,424	6,479
Unrecognized prior service cost	1,048	1,244	0	0
Prepaid (accrued) benefit cost	$35,452	$43,498	$(18,796)	$(17,331)
Amounts Recognized in the Balance Sheet:
Prepaid (accrued) benefit cost	$35,452	$43,498	$(22,771)	$(20,783)
Accumulated other comprehensive income	0	0	3,975	3,452
Net amount recognized	$35,452	$43,498	$(18,796)	$(17,331)
Increase in minimum liability included in other comprehensive income	$0	$0	$522	$1,772
Accumulated benefit obligation	$101,097	$93,360	$22,771	$20,783
Fair value of assets	$125,178	$113,721	$0	$0
Unfunded accumulated benefit obligation	$0	$0	$(22,771)	$(20,783)
After Reflecting SFAS 158: Funded status	$5,764	$2,426	$(25,220)	$(23,810)
Amounts Recognized in the Balance Sheet:
Other assets	$5,764	N/A	$0	N/A
Other liabilities	$0	N/A	$(25,220)	N/A
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$28,640	N/A	$6,424	N/A
Prior service cost	1,048	N/A	0	N/A
Net transition asset	$29,688	N/A	$6,424	N/A

Weighted-average assumptions used to determine the benefit obligations as of December 31 were as follows:

	Defined Benefit Pension Plan		Unfunded Excess Benefits Plan
	2006	2005	2006	2005
Discount rate	5.90%	5.63%	5.90%	5.63%
Rate of compensation increase	3.75	3.75	4.75	4.75

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2006	2005	2004	2006	2005	2004
Discount rate	5.63%	5.75%	6.25%	5.63%	5.75%	6.25%
Rates of compensation increase	3.75	3.75	4.00	4.75	4.75	5.00
Expected long-term return on plan assets	8.25	8.25	8.50	N/A	N/A	N/A

Components of the net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2006	2005	2004	2006	2005	2004
Service cost - Benefits earned during the period	$7,774	$5,950	$5,408	$771	$629	$542
Interest cost on projected benefit obligation	6,731	5,922	5,506	1,424	1,276	1,302
Expected return on plan assets	(9,647)	(8,371)	(6,864)	0	0	0
Amortization of prior service cost	196	214	214	0	14	16
Amortization of actuarial losses	2,992	2,647	1,920	544	372	309
Net periodic benefit cost	$8,046	$6,362	$6,184	$2,739	$2,291	$2,169

The estimated net actuarial loss, prior service cost, and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 are as follows:

	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
Net actuarial loss	$2,100	$401
Prior service cost	186	0
Transition Obligation	0	0

Plan assets of the defined benefit pension plan by category as of December 31 were as follows:

Asset Category	Target Allocation for 2007	2006	2005
Cash and cash equivalents	2.0%	2.8%	1.3%
Equity securities	60.0	68.2	67.6
Fixed income	38.0	29.0	31.1
Total	100.0%	100.0%	100.0%

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from the Company in the retiree’s name. Therefore, amounts shown above as plan assets exclude assets relating to such retirees. Since July 1999, retiree obligations have been fulfilled from pension plan assets. The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents. When calculating asset allocation, PLC includes reserves for pre-July 1999 retirees. Based on historical data of the domestic equity markets and PLC’s group annuity investments, the plan’s target asset allocation would be expected to earn annualized returns in excess of 9% per year. In arriving at the plan’s 8.25% expected rate of return, PLC has adjusted this historical data to reflect lower expectations for equity returns. The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with PLC.

PLC’s investment policy includes various guidelines and procedures designed to ensure assets are invested in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges (shown above) by major asset categories. The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans’ actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

The plan’s equity assets are invested in a domestic equity index collective trust managed by Northern Trust Corporation. The plan’s cash equivalents are invested in a collective trust managed by Northern Trust Corporation. The plan’s fixed income assets are invested in a group annuity contract with the Company.

Estimated future benefit payments under the defined benefit pension plan are as follows:

Year	Defined Benefit Pension Plan	Unfunded Excess Benefits Plan
2007	$2,323	$1,232
2008	2,759	1,290
2009	3,124	1,329
2010	3,687	1,400
2011	4,296	1,439
2012-2016	33,563	8,614

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. This benefit has no material effect on PLC’s consolidated financial statements. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. At December 31, 2006 and 2005, PLC’s liability related to this benefit was $0.1 million and $0.2 million, respectively. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $9,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance.

401(k) Retirement Plan

PLC sponsors a defined contribution retirement plan (the “401(k) Plan”) which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code. Employees may contribute up to 25% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($15,000 for 2006). PLC matches employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately. If PLC’s financial performance achieves certain goals set by PLC’s Board of Directors, certain employees who are not otherwise under a bonus or sales incentive plan may receive an extra profit sharing contribution in stock of up to 3% of base pay. Eligible employees may receive this contribution even if they are not contributing their own money to the 401 (k) Plan.

PLC has established an Employee Stock Ownership Plan (“ESOP”) to match voluntary employee contributions to PLC’s 401(k) Plan. Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share. At December 31, 2006, PLC had committed approximately 105,000 shares (approximately 100,000 shares to be released from the ESOP and 5,000 shares to be reissued from treasury) to fund the 401(k) Plan match. The expense recorded by PLC for these employee benefits was $1.1 million, $1.9 million, and $2.0 million in 2006, 2005, and 2004, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by the Company for this employee benefit was $0.4 million and $0.3 million, respectively, in 2006 and 2005.

Deferred Compensation Plan

PLC has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, Common Stock equivalents, or a combination thereof. PLC may, from time to time, reissue treasury shares or buy in the open market shares of Common Stock to fulfill its obligation under the plans. At December 31, 2006, the plans had 1,047,699 shares of Common Stock equivalents credited to participants. PLC’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of the PLC’s Common Stock, in which case they are reported as a component of share-owners’ equity.

13.	INCOME TAXES

The Company's effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	2006	2005	2004
Statutory federal income tax rate applied to pretax income	35.0%	35.0%	35.0%
Dividends received deduction and tax-exempt income	(1.7)	(1.7)	(1.5)
Intercompany gain on sale of affiliate	1.6	0.0	0.0
Other	1.2	0.1	1.8
State income taxes	.8	1.4	0.6
Effective income tax rate	36.9%	34.8%	35.9%

The provision for federal income tax in these financial statements differs from the amounts of income tax expense per the income tax returns for the same years due to certain revenue and expense items that are reported in these statements in years that are different from the years in which they are reported in the returns.

The components of the Company’s income tax expense related to income before the cumulative effect of a change in accounting principle for the years ended December 31 are as follows:

	2006	2005	2004
Income tax expense per the income tax returns:
Federal	$19,888	$16,318	$110,957
State	(620)	2,717	3,305
Total current	$19,268	$19,035	$114,262
Deferred income tax expense:
Federal	$130,009	$103,187	$18,964
State	5,588	3,337	0
Total deferred	$135,597	$106,524	$18,964

During the year ended December 31, 2004, the Company adopted SOP 03-1 and recognized a deferred tax benefit of approximately $8,508. This amount was included in the Company’s cumulative effect of a change in accounting principle of $(15,801). This benefit, when combined with the $18,964 of deferred income tax expense above, resulted in a total deferred income tax expense in 2004 of $10,456.

The components of the Company's net deferred income tax liability as of December 31 were as follows:

	2006	2005
Deferred income tax assets:
Policy and policyholder liability reserves	$549,910	$387,757
Intercompany losses	34,658	31,924
Deferred compensation	4,725	8,923
	589,293	428,604
Deferred income tax liabilities:
Deferred policy acquisition costs	890,481	684,758
Unrealized gains on investments	6,923	28,797
Other	73,740	5,280
	971,144	718,835
Net deferred income tax liability	$381,851	$290,231

Under pre-1984 U.S. tax law, a significant amount of the Company’s taxable income was not currently taxed. Instead, it was accumulated in a memorandum, or policyholders' surplus, account. Such income was subject to taxation only when it was either distributed or accumulated in excess of certain prescribed limits. The $70.5 million balance in the Company’s policyholders’ surplus account as of December 31, 2003 has been carried forward without change since that date. Legislation was enacted in 2004 which permitted a life insurance company to reduce, during 2005 and 2006, its policyholders' surplus account balances without such reductions being subject to taxation. During 2006, the Company followed this legislation and reduced its policyholders’ surplus account balances to zero.

The Company's income tax returns are included in the consolidated income tax returns of PLC. The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations. At December 31, 2006 and 2005, $(125.4) million and $(78.3) million, respectively, were (due from) / payable to PLC for income tax liabilities.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the years ended December 31:

	2006	2005	2004
Cash paid during the year:
Interest on debt	$19,899	$10,497	$3,414
Income taxes	81,193	112,688	145,515
Noncash investing and financing activities:
Common dividend	54,090	0	0
Change in collateral for securities lending transactions	105,310	(195,175)	214,824
Capital contributions from PLC	21,464	0	1,985

During the fourth quarter of 2006, the Company received, through a series of dividends from its direct and indirect wholly-owned subsidiaries, Lyndon Insurance Group, Inc. and First Protection Company, a promissory note in the principal amount of $54.0 million. This promissory note arose out of the sale, at fair market value, by First Protection Company to PLC all of the outstanding stock of First Protection Corporation. This created an increase in additional paid-in capital for the Company of $21.4 million. Subsequent to the receipt of this dividend, the Company declared and paid an ordinary dividend in the form of the $54.1 million note, including accrued interest to its sole shareholder, PLC.

15.	RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates. Lease revenues were $2.9 million in 2006, $0.2 million in 2005, and $5.6 million in 2004. The Company purchases data processing, legal, investment and management services from affiliates. The costs of such services were $33.1 million, $101.7 million, and $100.8 million in 2006, 2005, and 2004, respectively. Commissions paid to affiliated marketing organizations of $0.4 million, $0.1 million, and $3.2 million, in 2006, 2005, and 2004, respectively, were included in deferred policy acquisition costs.

Certain corporations with which PLC's directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products. Such premiums, policy fees, and other amounts totaled $10.2 million, $9.0 million, and $10.5 million in 2006, 2005, and 2004, respectively. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $2.8 million, $2.2 million, and $2.6 million in 2006, 2005, and 2004, respectively.

16.	STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

Financial statements prepared in conformity with U.S. GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to share-owners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to share-owners’ equity; (e) furniture and equipment, agents' debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost.

Statutory net income of the Company amounted to $451.5 million, $41.6 million, and $235.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Statutory capital and surplus of Protective Life amounted to $1,388.4 million and $1,379.6 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company’s insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $62.3 million.

17.	ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Company's financial instruments at December 31 are as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (see Notes 2 and 4):
Investments:
Fixed maturities	$20,923,891	$20,923,891	$15,037,225	$15,037,225
Equity securities	80,108	80,108	85,340	85,340
Mortgage loans on real estate	3,880,028	3,981,898	3,287,745	3,422,808
Short-term investments	1,366,467	1,366,467	755,805	755,805
Cash	37,419	37,419	52,086	52,086
Liabilities (see Notes 2 and 7):
Stable value product account balances	5,513,464	5,511,717	6,057,721	6,004,310
Annuity account balances	8,958,089	8,717,755	3,388,005	3,327,309
Other (see Note 2):
Derivative financial instruments	61,874	61,874	71,241	71,241

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

18.	OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. A brief description of each segment follows.

•
The Life Marketing segment markets level premium term insurance (“traditional”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and direct marketing channels, and independent marketing organizations.

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals.

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

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”). In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets. Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income. Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There are no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations.

	2006	2005	2004
Revenues
Life Marketing	$732,179	$550,517	$446,534
Acquisitions	706,650	411,610	439,103
Annuities	267,836	287,844	257,059
Stable Value Products	326,814	294,650	281,409
Asset Protection	301,679	263,280	274,095
Corporate and Other	148,399	129,132	118,460
Total revenues	$2,483,557	$1,937,033	$1,816,660

Segment operating income
Life Marketing	$172,247	$161,858	$163,177
Acquisitions	104,534	80,721	87,268
Annuities	23,014	30,792	15,279
Stable Value Products	47,073	54,798	53,159
Asset Protection	7,788	23,991	18,628
Corporate and Other	4,761	39,056	13,637
Total segment operating income	359,417	391,216	351,148

Realized investment gains (losses) - investments(1)	79,166	4,344	23,836
Realized investment gains (losses) - derivatives(2)	(18,835)	(34,345)	(3,821)
Income tax expense	(154,865)	(125,559)	(133,226)
Net income before cumulative effect of change in accounting principle	264,883	235,656	237,937
Cumulative effect of change in accounting principle	0	0	(15,801)

Net income	$264,883	$235,656	$222,136

(1)Realized investment gains (losses) - investments	$101,864	$37,934	$30,771
Less participating income from real estate ventures	13,494	8,684	0
Less related amortization of DAC	9,204	24,906	6,935
	$79,166	$4,344	$23,836

(2)Realized investment gains (losses) - derivatives	$(21,555)	$(31,819)	$2,726
Less settlements on certain interest rate swaps	27	2,877	6,547
Less derivative losses related to certain annuities	(2,747)	(351)	0
	$(18,835)	$(34,345)	$(3,821)

Net investment income
Life Marketing	$306,898	$260,914	$237,049
Acquisitions	413,636	223,201	232,499
Annuities	225,063	218,678	210,886
Stable Value Products	325,653	310,715	268,184
Asset Protection	31,054	31,221	30,841
Corporate and Other	50,128	83,191	49,747
Total net investment income	$1,352,432	$1,127,920	$1,029,206

Amortization of deferred policy acquisition costs and value of businesses acquired
Life Marketing	$60,227	$55,688	$58,970
Acquisitions	58,814	27,072	28,652
Annuities	27,872	37,512	32,271
Stable Value Products	4,438	4,694	3,480
Asset Protection	77,383	68,623	72,273
Corporate and Other	3,388	4,064	4,484
Total amortization of deferred policy acquisition costs	$232,122	$197,653	$200,130

	Operating Segment Assets December 31, 2006
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$8,017,839	$10,650,928	$8,138,182	$5,369,107
Deferred policy acquisition costs and value of businesses acquired	1,846,015	925,218	261,826	16,603
Goodwill	0	32,008	0	0
Total assets	$9,863,854	$11,608,154	$8,400,008	$5,385,710

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$870,383	$2,782,346	$33,545	$35,862,330
Deferred policy acquisition costs and value of businesses acquired	146,809	23,526	0	3,219,997
Goodwill	43,522	0	0	75,530
Total assets	$1,060,714	$2,805,872	$33,545	$39,157,857

	Operating Segment Assets December 31, 2005
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$7,205,218	$3,940,294	$6,062,542	$5,959,112
Deferred policy acquisition costs and value of businesses acquired	1,584,121	304,837	128,930	19,102
Goodwill	0	0	0	0
Total assets	$8,789,339	$4,245,131	$6,191,472	$5,978,214

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$718,389	$2,172,036	$38,110	$26,095,701
Deferred policy acquisition costs and value of businesses acquired	159,740	7,381	0	2,204,111
Goodwill	38,782	0	0	38,782
Total assets	$916,911	$2,179,417	$38,110	$28,338,594

19.	CONSOLIDATED QUARTERLY RESULTS - UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2006 and 2005 are presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in share-owners’ equity, and cash flows for a period of several quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Premiums and policy fees	480,748	$489,650	$602,294	$743,902
Reinsurance ceded	(249,086)	(286,293)	(331,259)	496,084
Net of reinsurance ceded	231,662	203,357	271,035	247,818
Net investment income	282,452	284,972	392,407	392,601
Realized investment gains (losses)	23,339	15,364	13,004	28,602
Other income	17,428	20,982	30,168	28,366
Total revenues	554,881	524,675	706,614	697,387
Benefits and expenses	445,806	414,224	634,814	568,964
Income before income tax	109,075	110,451	71,800	128,423
Income tax expense	39,267	37,750	25,760	52,088
Net income	$69,808	$72,701	$46,040	$76,335
2005
Premiums and policy fees	$466,705	$482,790	$458,031	$472,394
Reinsurance ceded	(279,534)	(309,438)	(251,423)	(303,593)
Net of reinsurance ceded	187,171	173,352	206,608	168,801
Net investment income	275,695	269,161	293,524	289,540
Realized investment gains (losses)	22,030	(23,569)	8,999	(1,345)
Other income	14,211	16,661	18,462	17,732
Total revenues	499,107	435,605	527,593	474,728
Benefits and expenses	407,987	371,239	428,451	368,141
Income before income tax	91,120	64,366	99,142	106,587
Income tax expense	31,409	21,674	33,465	39,011
Net income	$59,711	$42,692	$65,677	$67,576

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Share Owners of
Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 of the Notes to Consolidated Financial Statements, Protective Life Insurance Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts on January 1, 2004.

/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
March 29, 2007

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF INCOME
PROTECTIVE LIFE INSURANCE COMPANY
(Parent Company)

	Years Ended December 31
	2006	2005	2004
	(Dollars in thousands)
Revenues
Premiums and policy fees	$406,115	$400,054	$424,914
Dividends from subsidiaries*	199,638	23,649	27,183
Net investment income	864,750	875,516	786,410
Realized investment gains (losses)	43,346	(1,228)	36,053
Other income	10,904	3,902	8,285
Total revenues	1,524,753	1,301,893	1,282,845
Benefits and expenses
Benefits and settlement expenses	940,711	899,498	827,365
Amortization of deferred policy acquisition costs and value of businesses acquired	89,244	104,661	114,181
Other operating expenses	87,813	88,558	108,169
Total benefits and expenses	1,117,768	1,092,717	1,049,715
Income before income tax and other items below	460,985	209,176	233,130
Income tax expense	69,813	62,610	78,513
Income before equity in undistributed income of subsidiaries	337,172	146,566	154,617
Equity in undistributed income (loss) of subsidiaries*	(72,289)	89,090	83,320
Net income before cumulative effect of change in accounting principle	264,883	235,656	237,937
Cumulative effect of change in accounting principle, net of income tax	0	0	(15,801)
Net income	$264,883	$235,656	$222,136

See Notes to Condensed Financial Information.

*Eliminated in consolidation.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
BALANCE SHEETS
PROTECTIVE LIFE INSURANCE COMPANY
(Parent Company)

	December 31
	2006	2005
	(Dollars in thousands)
Assets
Investments:
Fixed maturities and equity securities	$10,345,881	$11,147,414
Mortgage loans	3,388,452	2,982,659
Investment real estate	11,111	6,968
Policy loans	370,314	376,980
Other long-term investments	313,994	288,267
Short-term investments	528,974	474,726
Investments in subsidiaries (equity method)*	2,222,764	1,670,832
Total investments	17,181,490	16,947,846
Cash	0	32,078
Accrued investment income	147,186	131,317
Accounts and premiums receivable	144,155	50,284
Reinsurance receivables	1,456,232	1,337,251
Receivables from subsidiaries*	15,864	0
Deferred policy acquisition costs and value of businesses acquired	1,172,403	1,099,950
Goodwill	348	348
Property and equipment, net	34,534	37,014
Other assets	80,597	76,438
Income tax receivable	36,278	60,276
Assets related to separate accounts	2,917,810	2,618,888
Total assets	$23,186,897	$22,391,690
Liabilities
Policy liabilities and accruals	$7,106,822	$6,573,126
Stable value product account balances	5,513,464	6,057,721
Annuity account balances	3,239,606	3,283,287
Other policyholders’ funds	170,749	128,474
Accrued expenses and other liabilities	797,892	670,713
Payables to subsidiaries*	0	8,004
Deferred income taxes	187,056	121,083
Liabilities related to separate accounts	2,917,810	2,618,888
Total liabilities	19,933,399	19,461,296
Commitments and contingent liabilities - Note 3
Share-owners’ equity
Preferred stock	2	2
Common stock	5,000	5,000
Additional paid-in capital	1,114,269	932,805
Note receivable from PLC Employee Stock Ownership Plan	(1,995)	(2,507)
Retained earnings	2,100,404	1,889,611
Accumulated other comprehensive income	35,818	105,483
Total share-owners’ equity	3,253,498	2,930,394
	$23,186,897	$22,391,690

See Notes to Condensed Financial Information.

*Eliminated in consolidation.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENTS OF CASH FLOWS
PROTECTIVE LIFE INSURANCE COMPANY
(Parent Company)

	Year Ended December 31
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net income	$264,883	$235,656	$222,136
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(43,346)	1,228	(36,053)
Equity in undistributed net (income) loss of subsidiaries*	72,289	(89,090)	(83,320)
Non-cash dividend from subsidiary	(20,996)	0	0
Amortization of deferred policy acquisition costs and value of businesses acquired	89,244	104,661	114,181
Capitalization of deferred policy acquisition costs	(103,351)	(161,697)	(97,201)
Depreciation expense	9,333	10,630	10,000
Deferred income taxes	98,764	74,206	(69,340)
Accrued income taxes	23,998	(60,775)	(7,666)
Interest credited to universal life and investment products	607,770	590,957	544,253
Policy fees assessed on universal life and investment products	(319,925)	(277,502)	(272,414)
Change in reinsurance receivables	(118,981)	(26,512)	(67,301)
Change in accrued investment income and other receivables	(109,740)	(13,521)	(6,541)
Change in due to/from subsidiaries, net	(23,868)	(3,181)	9,426
Change in policy liabilities and other policyholders’ funds of traditional life and health products	174,015	82,471	72,933
Change in other liabilities	102,020	15,171	2,053
Other, net	18,563	(72,707)	(41,678)
Net cash provided by operating activities	720,672	409,995	293,468
Cash flows from investing activities
Maturities and principal reductions of investments	766,385	1,417,693	1,400,992
Sale of investments	3,898,469	4,340,251	4,451,186
Cost of investments acquired	(3,990,890)	(6,775,891)	(6,604,264)
Mortgage loans:
New borrowings	(835,134)	(738,966)	(698,463)
Repayments	418,278	420,168	408,447
Purchase of and/or additional investments in subsidiaries*	(1,090,954)	(85,854)	(1,829)
Return of capital from subsidiaries	445,847	31,340	25,505
Change in investment real estate, net	20,926	10,254	830
Change in policy loans, net	6,666	18,081	16,435
Purchase of property and equipment	(5,355)	(6,613)	(4,973)
Change in other long-term investments, net	17,849	(25,873)	(6,702)
Change in short-term investments, net	51,830	322,252	(345,644)
Net cash used in investing activities	(296,083)	(1,073,158)	(1,358,480)
Cash flows from financing activities
Capital contributions	160,000	0	68,986
Investment product and universal life deposits	1,703,247	2,531,306	2,795,181
Investment product and universal life withdrawals	(2,222,823)	(1,877,284)	(1,802,779)
Other financing activities, net	(97,091)	17,909	17,909
Net cash provided by (used in) financing activities	(456,667)	671,931	1,079,297
Increase (decrease) in cash	(32,078)	8,768	14,285
Cash at beginning of year	32,078	23,310	9,025
Cash at end of year	$0	$32,078	$23,310

See Notes to Condensed Financial Information.
*Eliminated in consolidation.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
PROTECTIVE LIFE INSURANCE COMPANY
(Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION

The Company publishes consolidated financial statements that are its primary financial statements. Therefore, this parent company condensed financial information is not intended to be the primary financial statements of the Company, and should be read in conjunction with the consolidated financial statements and notes thereto of Protective Life Insurance Company and subsidiaries.

1.	ORGANIZATION AND PRESENTATION

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907 and is a wholly-owned subsidiary of Protective Life Corporation. The Company provides financial services through the production, distribution, and administration of insurance and investment products. The condensed financial statements of Protective Life Insurance Company reflect its wholly owned subsidiaries using the equity method of accounting.

2.	DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by the Company during the year ended December 31, 2006 amounted to $686.9 million, including $359.6 million from Chase Insurance Life and Annuity Company, $96.5 million from Lyndon Insurance Group, Inc., $78.5 million from Protective Life and Annuity Insurance Company, $67.0 million from Protective Finance Corporation, $75.0 million from West Coast Life Insurance Company, and $10.3 million from Protective Finance Corporation II. Dividends and/or returns of capital received by the Company during the year ended December 31, 2005 amounted to $55.0 million, including $15.3 million from Protective Finance Corporation II, $14.7 million from Protective Life and Annuity Insurance Company, $12.0 million from Protective Finance Corporation, $9.0 million from Lyndon Insurance Group, Inc., and $4.0 million from Western Diversified Services, Inc. Dividends and/or returns of capital received by the Company during the year ended December 31, 2004 amounted to $52.7 million, including $17.0 million from Protective Life and Annuity Insurance Company, $9.8 million from Lyndon Insurance Group, Inc., $9.3 million from Protective Finance Corporation II, $8.0 million from Western Diversified Services, Inc., $6.0 million from Western Diversified Capital Funding, and $2.6 million from Protective Finance Corporation.

3.	GUARANTEES

The Company has provided liquidity support to some of its insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations. The majority of these obligations are backed by assets held in the Company’s insurance subsidiaries which the Company believes sufficiently cover the underlying obligations.

4. SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004
Cash paid during the year for:
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	$(53,627)	$35,431	$123,260

Noncash investing and financing activities:
Common dividend	54,090	0	0
Change in collateral for securities lending transactions	105,310	(195,175)	214,824
Capital contributions from PLC	21,464	0	1,985
Return of capital from subsidiary in the form of stock	41,450	0	0

During the fourth quarter of 2006, the Company received, through a series of dividends from its direct and indirect wholly-owned subsidiaries, Lyndon Insurance Group, Inc. and First Protection Company, a promissory note in the principal amount of $54.0 million. This promissory note arose out of the sale, at fair market value, by First Protection Company to PLC all of the outstanding stock of First Protection Corporation. This created an increase in additional paid-in capital for the Company of $21.4 million. Subsequent to the receipt of this dividend, the Company declared and paid an ordinary dividend in the form of the $54.1 million note, including accrued interest to its sole shareholder, PLC.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(Dollars in thousands)

Segment	Deferred Policy Acquisition Costs and Value of Businesses Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs and Value of Businesses Acquired	Other Operating Expenses(1)
Year Ended
December 31, 2006:
Life Marketing	$1,846,015	$7,991,847	$241,422	$67,331	$421,275	$306,898	$535,940	$60,227	$(36,235)
Acquisitions	925,218	5,954,054	248	5,055,074	258,260	413,636	494,533	58,814	26,829
Annuities	261,826	917,805	19,092	4,111,267	32,074	225,063	191,238	27,872	23,443
Stable Value Products	16,603	0	0	5,369,107	0	325,653	269,851	4,438	4,291
Asset Protection	146,809	124,840	587,608	9,519	203,983	31,054	94,210	77,383	122,298
Corporate and Other	23,526	94,301	10,804	187,391	38,280	50,128	46,845	3,388	58,444
Adjustments(2)	0	30,430	0	0	0	0	0	0	0
TOTAL	$3,219,997	15,113,277	$859,174	$14,799,689	$953,872	$1,352,432	$1,632,617	$232,122	$199,070
Year Ended
December 31, 2005:
Life Marketing	$1,584,121	$7,027,066	$130,683	$62,851	$288,568	$260,914	$392,448	$55,688	$(59,477)
Acquisitions	304,837	3,091,166	274	757,043	186,804	223,201	273,626	27,072	30,191
Annuities	128,930	760,906	11,959	2,661,224	31,810	218,678	187,791	37,512	25,675
Stable Value Products	19,102	0	0	5,959,112	0	310,715	246,134	4,694	5,089
Asset Protection	159,740	132,404	539,385	6,899	186,483	31,221	101,459	68,623	69,207
Corporate and Other	7,381	100,260	18,516	145,830	42,267	83,191	51,890	4,064	54,133
Adjustments(2)	0	35,840	69	0	0	0	0	0	0
TOTAL	$2,204,111	$11,147,642	$700,886	$9,592,959	$735,932	$1,127,920	$1,253,348	$197,653	$124,818
Year Ended
December 31, 2004:
Life Marketing					$208,682	$237,049	$274,584	$58,970	$(50,197)
Acquisitions					204,332	232,499	287,356	28,652	35,827
Annuities					30,341	210,886	183,271	32,271	23,300
Stable Value Products					0	268,184	205,168	3,480	6,377
Asset Protection					207,460	30,841	120,853	72,273	62,342
Corporate and Other					47,359	49,747	45,241	4,484	51,245
TOTAL					$698,174	$1,029,206	$1,116,473	$200,130	$128,894
(1) Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.
(2) Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV — REINSURANCE
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(Dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended
December 31, 2006:
Life insurance in force	$700,267,475	$576,790,608	$24,225,953	$147,702,820	16.4%
Premiums and policy fees:
Life insurance	$1,739,220	$1,210,831	$192,176	$720,565	26.7%
Accident/health insurance	97,665	41,351	4,379	60,693	7.2
Property and liability insurance	263,050	191,279	100,843	172,614	58.4
Total	$2,099,935	$1,443,461	$297,398	$953,872
Year Ended
December 31, 2005:
Life insurance in force	$443,923,068	$393,605,152	$23,210,523	$73,528,439	31.6%
Premiums and policy fees:
Life insurance	$1,294,183	$981,788	$221,756	$534,151	41.5%
Accident/health insurance	107,072	43,855	4,100	67,317	6.1
Property and liability insurance	239,455	118,345	13,354	134,464	9.9
Total	$1,640,710	$1,143,988	$239,210	$735,932
Year Ended
December 31, 2004:
Life insurance in force	$379,588,512	$354,015,938	$29,448,143	$55,020,717	53.5%
Premiums and policy fees:
Life insurance	$1,200,906	$941,650	$219,917	$479,173	45.9%
Accident/health insurance	113,367	60,560	25,461	78,268	32.5
Property and liability insurance	236,048	122,441	27,604	141,211	19.5
Total	$1,550,321	$1,124,651	$272,982	$698,652

SCHEDULE V - VALUATION ACCOUNTS
PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES
(Dollars in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
2006
Allowance for losses on commercial mortgage loans	$6,775	$0	$0	$(6,300)	$475
Bad debt reserve associated with Lender’s Indemnity product line	$0	$27,100	$0	$0	$27,100
2005
Allowance for losses on commercial mortgage loans	$3,250	$3,525	$0	$0	$6,775

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

(a) Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2006. It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events. Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b) Changes in internal control over financial reporting

As a result of the recent acquisitions of the Chase Insurance Group and Western General, the Company is in the process of making a number of significant changes in its internal controls over financial reporting which began in the third quarter of 2006. The changes involve combining and centralizing the financial reporting process and the attendant personnel, and system changes. The Company expects this process to continue as we continue to integrate the new businesses into our existing corporate structure in 2007. Except as described above, no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment, and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:
Name	Age	Position
John D. Johns	55	Chairman of the Board, President, Chief Executive Officer, and Director
Richard J. Bielen	46	Executive Vice President, Chief Investment Officer, Treasurer, and Director
R. Stephen Briggs	57	Executive Vice President, Life and Annuity, and Director
Gary Corsi	52	Executive Vice President and Chief Financial Officer, and Director
Deborah J. Long	53	Executive Vice President, Secretary, and General Counsel
Carl S. Thigpen	50	Executive Vice President and Chief Mortgage and Real Estate Officer
D. Scott Adams	42	Senior Vice President and Chief Human Resources Officer
Brent E. Griggs	51	Senior Vice President, Asset Protection
Kevin J. Howard	47	Senior Vice President and Chief Product Actuary, Life and Annuity
Carolyn King	56	Senior Vice President, Acquisitions
Carolyn M. Johnson	46	Senior Vice President, Chief Operations and Technology Officer
Wayne E. Stuenkel	53	Senior Vice President and Chief Actuary
Steven G. Walker	47	Senior Vice President, Controller, and Chief Accounting Officer
Judy Wilson	48	Senior Vice President, Stable Value Products

All executive officers and directors are elected annually. Executive officers serve at the pleasure of the Board of Directors and directors are elected annually by PLC. Mr. Johns also serves as a director of PLC, and the executive officers, including Mr. Johns, serve as executive officers of PLC. None of the executive officers are related to any director of PLC or the Company or to any other executive officer.

Mr. Johns has been Chairman of the Board of the Company since January 2003, and President and Chief Executive Officer of the Company since December 2001. He has been a Director of the Company since 1993 and of Protective Life Corporation since 1997. Mr. Johns has been employed by the Company and its subsidiaries since 1993. Mr. Johns is also a Director of Alabama National BanCorporation, Alabama Power Company (all common stock is owned by The Southern Company), Genuine Parts Company, and John H. Harland Company. Mr. Johns intends to resign from, or to not stand for re-election of, one outside public company board by the first annual meeting of such boards in 2007, bringing the number of his outside public company board memberships to two.

Mr. Bielen has been Executive Vice President, Chief Investment Officer, and Treasurer since September 2006. From January 2002 to September 2006, he was Senior Vice President, Chief Investment Officer and Treasurer. He has been a director of the Company since 1996. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

Mr. Briggs has been Executive Vice President, Life and Annuity, of the Company since January 2003. From October 1993 to January 2003, he served as Executive Vice President, Individual Life Division. He has been a director of the Company since 1996. Mr. Briggs has been associated with the Company and its subsidiaries since 1971.

Mr. Corsi has been Executive Vice President and Chief Financial Officer and a Director of the Company since September 2006. From June 2003 to September 2006, Mr. Corsi was Vice President and Chief Financial Officer of Sun Life Financial U.S. From 2002 to June 2003, he held the interim position of Chief Internal Auditor for Sun Life Financial’s worldwide operations. From 1998 to 2002, Mr. Corsi was President and Chief Executive Officer of Spectrum Investment Management, Inc.

Ms. Long has been Executive Vice President, Secretary and General Counsel of the Company since March 2007 and Senior Vice President, Secretary and General Counsel from November 1996 to March 2007. Ms. Long has been employed by the Company and its subsidiaries since 1994.

Mr. Thigpen has been Executive Vice President and Chief Mortgage and Real Estate Officer of the Company since March 2007 and Senior Vice President and Chief Mortgage and Real Estate Officer from January 2002 to March 2007. Mr. Thigpen has been employed by the Company and its subsidiaries since 1984.

Mr. Adams has been Senior Vice President and Chief Human Resources Officer of the Company since April 2006. From May 2005 to March 2006, he served as an Executive Search Consultant for the wealth and investment management business sector with Anderson & Associates in Charlotte, NC. From 1996 to 2004, Mr. Adams was Senior Vice President and Human Resource Executive for the Wealth and Investment Management business of Bank of America.

Mr. Griggs has been Senior Vice President, Asset Protection, of the Company since February 2003. He served as Vice President, Operations of the Asset Protection Division of Protective Life Insurance Company from January 1998 to February 2003. Mr. Griggs has been employed by the Company and its subsidiaries since 1997.

Mr. Howard has been Senior Vice President and Chief Product Actuary, Life and Annuity of the Company since November 2006. Mr. Howard served as Vice President and Chief Product Actuary, Life and Annuity of the Company from April 2005 to November 2006. From April 2000 to April 2005, he served as Vice President, Product Development of Empire General Life Assurance Corporation, a subsidiary of the Company.

Ms. King has been Senior Vice President, Acquisitions of the Company since December 2003. Ms. King served as Senior Vice President, Life and Annuity of the Company from January 2003 until December 2003. From April 1995 to January 2003, she served as Senior Vice President, Investment Products Division.

Ms. Johnson has been Senior Vice President, Chief Operations and Technology Officer of the Company since November 2006. Ms. Johnson served as Senior Vice President, Chief Operating Officer, Life and Annuity of the Company from August 2004 to November 2006. From 2003 to 2004, she served as Senior Vice President, Bankers Life and Casualty. Ms. Johnson was Senior Vice President of AEGON’s Western Reserve Life from 2000 to 2003.

Mr. Stuenkel has been Senior Vice President and Chief Actuary of the Company since March 1987. Mr. Stuenkel has been employed by the Company and its subsidiaries since 1978.

Mr. Walker has been Senior Vice President, Controller, and Chief Accounting Officer of the Company since March 2004. From September 2003 through March 2004, he served as Vice President, Controller, and Chief Accounting Officer of the Company. From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company. From November 1998 through July 2002, Mr. Walker served as Senior Vice President and Chief Financial Officer of Aon Integramark.

Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995. Ms. Wilson has been employed by the Company and its subsidiaries since 1991.

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

Item 11. Executive Compensation

Executive officers of the Company also serve as executive officers and/or directors of one or more affiliate companies of PLC. Compensation allocations are made as to each individual's time devoted to duties as an executive officer of the Company and its affiliates. The following table sets forth certain information regarding compensation paid during or with respect to the Chief Executive Officer and certain other executive officers of the Company as determined under SEC rules (collectively, the “Named Executives”) by the Company or any of its affiliates including PLC. Of the amounts of total compensation shown in the Summary Compensation Table and other executive compensation information below, virtually all of Mr. Briggs’, Mr. Bielen’s and Ms. Long’s total compensation, and a significant percentage of Mr. Johns', Mr. Corsi’s and Mr. Ritchie's total compensation was attributable to services performed for or on behalf of the Company and its subsidiaries. Additional information called for by this item is incorporated by reference to “Executive Compensation” in the Protective Life Corporation definitive proxy statement for its Annual Meeting of Share Owners to be held May 7, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	SAR awards ($)		Non-equity incentive plan compen- sation ($)	Change in pension value & nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(5)	(f)(5)		(g)(7)	(h)(8)	(i)(9)	(j)
John D. Johns	2006	$791,667	$0	$(94,436)	$725,610		$0	$626,392	$284,470	$2,333,703
Chairman of Board, President &
Chief Executive Officer
(principal executive officer)
Gary Corsi (1)	2006	$108,334	$240,000	$157,191	$50,273		$0	$0	$500,000	$1,055,798
Executive Vice President &
Chief Financial Officer
(principal financial officer)
Allen W. Ritchie (2)	2006	$452,500	$0	$(797,500) (6)	$(268,672)	(6)	$0	$129,846	$45,117	$(438,709)
Executive Vice President &
Chief Financial Officer
Richard J. Bielen (3)	2006	$395,833	$0	$2,112	$139,103		$0	$140,715	$29,183	$706,946
Executive Vice President, Chief
Investment Officer & Treasurer
R. Stephen Briggs	2006	$425,000	$0	$(30,322)	$117,816		$105,400	$271,703	$49,326	$938,923
Executive Vice President,
Life & Annuity Division
Deborah J. Long (4)	2006	$359,167	$0	$(10,295)	$54,337		$0	$161,936	$35,914	$601,059
Executive Vice President, Secretary
& General Counsel
(1)	Mr. Corsi joined us in this role on September 25, 2006.
(2)	Mr. Ritchie resigned as an officer on September 10, 2006, and as an employee on November 30, 2006.
(3)	Mr. Bielen served as Senior Vice President from January 9, 2002 to August 31, 2006, when he was promoted to Executive Vice President.
(4)	Ms. Long served as Senior Vice President until March 5, 2007.
(5)
The assumptions we used under FAS 123R are: for 2003 SAR awards, expected volatility of 25%, a risk-free interest rate of 3.1%, a dividend rate of 2.1%, and an expected exercise date of 2009; for 2005 SAR awards, expected volatility of 24.1% to 31.9%, a risk-free interest rate of 4.1% to 4.3%, a dividend rate of 2.0%, and an expected exercise date of 2010 to 2014; for 2006 SAR awards, expected volatility of 15.5% to 32.5%, a risk-free interest rate of 4.6% to 5.0%, a dividend rate of 1.7%, and an expected exercise date of 2011 to 2015; stock prices of $26.51 for the 2003 performance share awards, $36.94 for the 2004 performance share awards, $41.05 for the 2005 performance share awards, and $48.60 ($45.70 for Mr. Corsi’s awards) for the 2006 performance share awards; expected performance share payouts of 67% or 76% (depending on the terms of the award); a stock price of $45.70 for Mr. Corsi’s restricted stock unit grant; and a 0% forfeiture rate for all awards.

(6)
When Mr. Ritchie resigned as an employee, he forfeited 30,000 SARs granted in 2002, 12,280 performance shares and 15,000 SARs granted in 2003, 12,400 performance shares granted in 2004, 9,900 performance shares and 5,775 SARs granted in 2005, and 11,000 performance shares and 8,500 SARs granted in 2006. These numbers reflect the reversal of expenses previously recognized in our financial statements for the years 2002-2006, as required by FAS 123R.

(7)	These amounts represent the annual cash incentives payable in March 2007 under our Annual Incentive Plan for 2006 performance.
(8)
These amounts represent the 2006 increase in the present value of the named executive’s benefits under our tax-qualified defined benefit pension plan, our nonqualified defined benefit excess pension plan, and (for Mr. Briggs) a special supplemental service arrangement.

(9)	Includes the following:

All Other Compensation Table

Name	401(k) matching	Nonqualified deferred compensation plan contributions	Dividend equivalents	Financial planning program	Other perquisites
Johns	$8,400	$ 78,003	$183,410	$12,416	$2,241
Corsi	$ 0	$500,000	$ 0	$ 0	$ 0
Ritchie	$8,400	$ 32,593	$ 0	$ 4,124	$ 0
Bielen	$8,400	$ 20,783	$ 0	$ 0	$ 0
Briggs	$8,400	$ 24,713	$ 0	$12,124	$1,089
Long	$8,400	$ 14,258	$ 0	$12,133	$1,123

PLC has established a Nonqualified Deferred Compensation Plan for Officers (the "Officers' Plan") whereby eligible officers may voluntarily elect to defer until a specified date up to 94% of their Annual Incentive Plan (“AIP”) bonuses, all or a portion of common stock compensation, and up to 25% of base salary. Cash amounts may be deferred into a common stock equivalent or in several mutual fund equivalents. Stock compensation may only be deferred as common stock equivalents. Amounts deferred into the mutual fund equivalents are payable in cash. Amounts deferred as common stock equivalents are payable as shares of common stock. Both the AIP and the long-term incentive plans pursuant to which PLC Common Stock compensation is paid have been previously approved by the share-owners of PLC.
Certain independent regional sales managers and other insurance representatives may elect to defer until a specified date all or any portion of their commissions and other compensation from the Company under the Company's Deferred Compensation Plan for Sales Managers, Agents, and Representatives. A regional sales manager may elect for deferrals to be treated as invested in mutual fund equivalents. A regional sales manager who elects to defer a special supplemental bonus will be allocated a matching contribution into the mutual fund equivalents. Amounts deferred into the mutual fund equivalents are payable in cash. Certain amounts deferred before January 1, 2006 as common stock equivalents are payable as shares of PLC Common Stock.

The following table sets forth information regarding the stock and SAR awards shown in columns (e) and (f) of the Summary Compensation Table and the AIP incentive opportunities granted for 2006 (which were payable in March 2007 and are shown in column (g) of the Summary Compensation Table.)

Grants of Plan-Based Awards Table

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts of Shares Under Equity Incentive Plan Awards			All other stock awards: number of shares	All other SAR awards: number of securities	Base price of	Grant date fair value
Name	Grant date	Committee meeting date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	of stock or units (#)	underlying SARs (#)	SAR awards ($/Sh)	of stock and SAR awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m) (3)
Johns	3/03/06 3/03/06 3/03/06	3/03/06 3/03/06 3/03/06	$264,000	$800,000	$1,600,000	10,725	32,500	55,250		25,300	$48.60	$ $	2,005,965 382,093
Corsi (1)	9/25/06 9/25/06 9/25/06 9/25/06	9/06/06 9/06/06 9/06/06 9/06/06				1,200 2,063	3,600 6,250	6,120 10,625	6,500	35,070	$45.70	$ $ $ $	112,313 230,850 297,050 444,651
Ritchie	3/03/06 3/03/06 3/03/06	3/03/06 3/03/06 3/03/06	$132,000	$400,000	$800,000	3,630(2)	11,000(2)	18,700(2)		8,500(2)	$48.60	$ $	678,942 128,371
Bielen	3/03/06 3/03/06 3/03/06	3/03/06 3/03/06 3/03/06	$79,200	$240,000	$480,000	2,376	7,200	12,240		5,600	$48.60	$ $	444,398 84,574
Briggs	3/03/06 3/03/06 3/03/06	3/03/06 3/03/06 3/03/06	$70,125	$212,500	$425,000	1,881	5,700	9,690		4,500	$48.60	$ $	351,815 67,962
Long	3/03/06 3/03/06 3/03/06	3/03/06 3/03/06 3/03/06	$100,375	$200,750	$401,500	1,254	3,800	6,460		3,000	$48.60	$ $	234,544 45,307

(1)	Mr. Corsi became an employee on September 25, 2006.
(2)	This award was forfeited when Mr. Ritchie resigned as an employee on November 30, 2006.
(3)
These numbers show the fair value, as of the date of the grant, of awards made in 2006. These numbers were calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Board Statement No. 123R, Share-Based Payment. The assumptions we used under FAS 123R are:  for 2006 SAR awards, expected volatility of 15.5% to 32.5%, a risk-free interest rate of 4.6% to 5.0%, a dividend rate of 1.7%, and an expected exercise date of 2011 to 2015; a stock price of $48.60 ($45.70 for Mr. Corsi's awards) for the 2006 performance share awards; expected performance share payouts of 67% or 76% (depending on the terms of the award); a stock price of $45.70 for Mr. Corsi's restricted stock unit grant; and a 0% forfeiture rate for all awards.

The following table has information about the named executives' outstanding equity awards at December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End Table

Name	SAR Awards				Stock Awards
	Number of securities underlying unexercised SARs exercisable (#)	Number of securities underlying unexercised SARs unexercisable (#)	SAR base price ($)	SAR expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c) (2)	(d)	(e)	(f)	(g) (9)	(h) (10)	(i) (9)
Johns	166,302 0 5,800 0	0 300,000 (3) 17,400 (4) 25,300 (5)	$22.31 $32.00 $41.05 $48.60	3/6/2010 3/4/2012 3/4/2015 3/3/2016			17,450 (11) 29,800 (12) 40,625 (13)	$828,875 $1,415,500 $1,926,688
Corsi	0	35,070 (6)	$45.70	9/25/2016	6,530 (8)	$300,380	3,600 (12) 7,813 (13)	$171,000 $371,118
Ritchie	0 (1)	0 (1)	---	---			0 (1)	$0 (1)
Bielen	17,317 0 0 1,175 0	0 15,000 (3) 50,000 (7) 3,525 (4) 5,600 (5)	$22.31 $32.00 $26.49 $41.05 $48.60	3/6/2010 3/4/2012 3/3/2013 3/4/2015 3/3/2016			3,200 (11) 6,100 (12) 9,000 (13)	$152,000 $289,750 $427,500
Briggs	29,721 0 0 1,500 0	0 30,000 (3) 15,000 (7) 4,500 (4) 4,500 (5)	$22.31 $32.00 $26.49 $41.05 $48.60	3/6/2010 3/4/2012 3/3/2013 3/4/2015 3/3/2016			4,100 (11) 7,700 (12) 7,125 (13)	$194,750 $365,750 $338,438
Long	17,962 0 700 0	0 15,000 (3) 2,100 (4) 3,000 (5)	$22.31 $32.00 $41.05 $48.60	3/6/2010 3/4/2012 3/4/2015 3/3/2016			2,150 (11) 3,700 (12) 4,750 (13)	$102,125 $175,750 $225,625

(1)	All of Mr. Ritchie's SARs and performance shares were cancelled when his employment ended on November 30, 2006.
(2)
The regular SAR exercise schedules are shown in the following footnotes. In addition, the SARs become exercisable if the officer's employment ends due to death, disability or retirement, in which case the SARs remain exercisable for 3 years (but not past the expiration date shown for those SARs). If employment terminates for any other reason, any unexercised SARs are immediately cancelled. The Committee may make the exercise date of SARs earlier, or give a SAR recipient additional time to exercise (but not later than the expiration date shown for those SARs), if it believes such an action is appropriate.

(3)	These SARs become exercisable on March 4, 2007.
(4)	These SARs become exercisable in 3 equal annual installments, beginning March 4, 2007.
(5)	These SARs become exercisable in 4 equal annual installments, beginning March 3, 2007.
(6)	8,770 SARs become exercisable on each of September 25, 2007, 2008 and 2009, and 8,760 become exercisable on September 25, 2010.
(7)	These SARs become exercisable on March 3, 2008.
(8)	Represents unvested restricted stock units. Mr. Corsi's restricted stock units will vest as follows:
•	one-third of his restricted stock units on September 25, 2007 will vest on that date,
•	one-half of his remaining unvested restricted stock units on September 25, 2008 will vest on that date, and
•	the remainder of his unvested restricted stock units will vest on September 25, 2009.

The restricted stock units will also vest if Mr. Corsi's employment ends due to death, disability, retirement at age 65, or early retirement (at our request or with our consent). Any unvested restricted stock units will be forfeited if his employment ends for other reasons.
(9)	Based on an assumed stock price of $47.50 per share, which was our closing stock price on December 31, 2006.
(10)
The actual number of shares earned will probably be different from these estimates. The performance level that we used for these estimates is based on the proxy statement disclosure rules. Payment of shares of common stock for a performance award is made in May or June of the year after the last year of the 4-year performance period.

If a performance share recipient's employment ends due to death, disability, retirement at age 65, or early retirement (at our request or with our consent), the performance shares will be paid out based on performance as of the end of the previous year. The amount paid out would be reduced to reflect the number of months remaining between the date employment terminated and the end of the 4-year award period. The Committee may also pay out performance shares using this formula if a recipient's employment ends due to the sale of a business unit or a major reduction of our workforce.
(11)	Represents unvested and unearned performance shares for the 2004-2007 performance period, based on the assumption that the threshold performance goal for the grant will be achieved.
(12)	Represents unvested and unearned performance shares for the 2005-2008 performance period, based on the assumption that the target performance goal for the grant will be achieved.
(13)	Represents unvested and unearned performance shares for the 2006-2009 performance period, based on the assumption that the target performance goal for the grant will be achieved.

The following table has information about SARs exercised by the named executives in 2006, and an estimate of the performance shares earned by the named executives for the 4-year performance period ending December 31, 2006 and payable in 2007.

SAR Exercises and Stock Vested Table

	SAR Awards		Stock Awards
Name	Number of SARs exercised (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)
Johns	150,000	$4,627,875	29,815	$1,416,203
Corsi	0	$0	0	$0
Ritchie	51,925	$740,295	0	$0
Bielen	15,000	$462,788	3,929	$186,637
Briggs	0	$0	5,115	$242,953
Long	15,000	$462,788	3,017	$143,317

OTHER PLANS AND ARRANGEMENTS

Retirement Benefits. The following table has information about benefits payable to the named executives under PLC's Pension Plan upon their retirement. The table also reflects the Excess Benefit Plan that PLC has established to provide retirement benefits over the Internal Revenue Code limitations. Benefits in the table are not reduced by social security or other offset amounts.
Pension Benefits Table

Name	Plan name	Number of years credited service (#)(1)	Present value of accumulated benefit ($)(2)
(a)	(b)	(c)	(d)
Johns	Pension	13	$246,780
	Excess Benefit	13	$2,508,567
Corsi	Pension	0	$0
	Excess Benefit	0	$0
Ritchie	Pension	5	$67,587
	Excess Benefit	5	$297,217
Bielen	Pension	16	$184,529
	Excess Benefit	16	$511,126
Briggs	Pension	34	$754,825
	Excess Benefit	34	$2,201,034
	Special Service Supplement	36	$127,877
Long	Pension	13	$242,837
	Excess Benefit	13	$463,535

 (1)  The number of years of service that are used to calculate the executive's benefit under this plan, as of December 31, 2006.
(2)
The actuarial present value of the executive's benefit under each plan as of December 31, 2006. The valuation method and material assumptions that we used to calculate these amounts are discussed in note 12 of the footnotes to our 2006 financial statements.

Director Compensation. All of the directors of the Company are employees of PLC or the Company and do not receive additional compensation for serving as director.

Nonqualified Deferred Compensation Table

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
(a)	(b) (1)	(c) (2)	(d)	(e) (3)	(f) (3)
Johns	$4,968,892	$78,003	$872,172	$0	$13,167,322
Corsi	$4,167	$500,000	$5,771	$0	$509,938
Ritchie	$531,005	$32,593	$493,933	$2,439,628	$0
Bielen	$216,360	$20,783	$197,577	$0	$2,115,814
Briggs	$294,239	$24,713	$365,073	$0	$3,954,628
Long	$16,500	$14,258	$230,481	$0	$2,404,351

(1)	These amounts include the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation paid to the officer in 2006:
•	Johns - $37,917
•	Corsi - $4,167
•	Ritchie - $45,250
•	Bielen - $15,167
•	Briggs - $28,510
The remainder of these amounts is the value of performance shares earned for the 2002-2005 performance period and paid to the named executive in May 2006. These amounts were compensation for 2005, and were reported (on an estimated basis) in last year's proxy statement.
(2)	These contributions are also reported in column (i) (All other compensation) of the Summary Compensation Table.
(3)	These amounts include the following amounts that have been reported as compensation to the officer in previous proxy statements:
•	Johns - $9,874,360
•	Ritchie - $1,603,519
•	Bielen - $1,231,060
•	Briggs - $2,624,340
•	Long - $1,562,562

Employment Continuation Agreements. PLC has Employment Continuation Agreements with each of the Named Executives. These agreements provide for certain benefits if the executive's employment is actually or constructively terminated (by means of a reduction in duties or compensation) following certain events constituting a ''change in control.'' These benefits include (a) a payment equal to three times (for Messrs. Johns, Corsi, Bielen and Ms. Long) or two times (for Mr. Briggs) the sum of (1) the executive's annual base salary in effect at the time of the change in control, (2) the average Annual Incentive Plan bonus paid to the executive for the three years before the change in control, and (3) (for Messrs. Johns, Corsi, Bielen and Ms. Long) the average value over the last three years of the performance shares, stock appreciation rights, and other long-term incentives granted to the executive (excluding special or "one time" grants); (b) payment of an amount equal to the executive's target bonus opportunity under the Annual Incentive Plan for the year in which termination of employment occurs; (c) continuation (for up to twenty-four months) in PLC's medical, accident, disability, and life insurance plans as provided to the executive immediately before termination of employment; (d) payment of an amount equal in value to the increased benefits under the Pension Plan and the Excess Benefit Plan resulting from an additional three years of credited service (subject to the Pension Plan's maximum on credited service); and (e) an additional payment, if necessary, to reimburse the executive for any additional tax (other than normal Federal, state and local income taxes) incurred as a result of any benefits received in connection with the change in control.

Potential Payments upon Change of Control

Name	Perfor-mance shares(1)	Restricted stock units and deferred compen-sation(1)	SARs(1)	Severance payment	AIP incentive	Supple-mental retirement benefit	Medical and other benefits	Excise tax payment	Total
Johns	$6,684,352	$0	$4,762,230	$10,026,531	$800,000	$528,043	$195	$5,352,464	$28,153,815
Corsi	$584,868	$820,113(2)	$63,126	$2,874,000	$240,000	$0	$19,788	$1,162,934	$5,764,829
Bielen	$1,290,043	$0	$1,305,736	$2,963,301	$240,000	$104,175	$19,788	$1,376,062	$7,299,105
Briggs	$1,439,165	$0	$794,175	$3,076,890	$212,500	$0	$19,788	$1,105,875	$6,648,393
Long	$793,051	$0	$238,545	$1,209,000	$200,750	$69,036	$19,378	$579,540	$3,109,300

(1)
Based on an assumed stock price of $47.50 per share, which was our closing stock price on December 31, 2006, and disregarding that portion of the value of the 2003 performance share award that was actually earned as of December 31, 2006.

(2)	Restricted stock units with a value of $310,175, and deferred compensation with a value of $509,938.

Air Travel and Expense Reimbursement. Under the Corporate Aircraft Policy adopted by PLC’s Board of Directors, family members or guests of employees of PLC (including the Named Executives) may, with the approval of PLC’s Chief Executive Officer, travel on a corporate aircraft if the aircraft is making a business-related flight, there are empty seats on the flight, and the flight would not need to be modified to include special landings or additional destinations for personal purposes. The employee is assessed imputed taxable income to the extent required by the Internal Revenue Code. For 2006, Mr. Johns was assessed $1,719 in imputed taxable income pursuant to this policy.

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

Compensation Committee Interlocks and Insider Participation

The members of PLC’s Compensation and Management Succession Committee during 2006 were Messrs. Day (Chairman), Hamby, Donald M. James (from January 1 2006 until May 1, 2006), Ritter and Warren (until January 4, 2006.). No interlocking relationship existed during 2006 between any of these individuals and any officer or employee of PLC or any of its subsidiaries, or has any other relationship with PLC for which the SEC requires disclosure.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Not Applicable.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No director or Named Executive Officer of the Company owns any stock of the Company or of any affiliated corporation except for the shares of PLC Common Stock which are shown below as owned as of March 9, 2007.

	Amount and Nature of Beneficial Ownership (1)			Percent of Class (1)
Name of Beneficial Owner	Sole Power (2)		Shared Power (2)
Management:
Richard J. Bielen	69,812	(3)	0	*
R. Stephen Briggs	138,407	(3)	3,143	*
Gary Corsi	11,135	(3)	0	*
John D. Johns	292,429	(3)	4,200	*
Deborah J. Long	59,481	(3)	0	*
Allen W. Ritchie	189	(3)	0	*
All current directors and executive officers as a group (14 persons)	682,113	(3)	7,343	*

5% or More Beneficial Owners:
Barclays Global Investors, NA	3,794,212	(4)	0	5.4%
EARNEST Partners, LLC	4,674,143	(5)	0	6.7%
Regions Financial Corporation	3,949,374	(6)	0	5.6%
* less than 1%

(1)
The number of shares reported includes shares that are deemed to be beneficially owned under SEC regulations. Under these regulations, a person is generally deemed to beneficially own shares as to which such person holds or shares, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power. The total number of shares beneficially owned is subdivided, where applicable, into two categories: shares as to which voting/investment power is held solely and shares as to which voting/investment power is shared. The percentage calculation is based on the aggregate number of shares beneficially owned and on 70,056,891 shares of common stock outstanding on March 9, 2007.

(2)
This column may include shares held in the name of a spouse, minor children, or certain other relatives sharing the same home as the director or officer, or held by the director or officer (or the spouse of the director or officer) as a trustee or as a custodian for children. Unless otherwise noted below, the directors and officers disclaim beneficial ownership of these shares.

(3)
Includes the following number of shares allocated to accounts under our 401(k) and Stock Ownership Plan as follows: Mr. Bielen - 15,119; Mr. Briggs - 37,340; Mr. Corsi - 120; Mr. Johns - 9,474; Ms. Long - 3,403; and all current directors and executive officers as a group - 98,326.

Includes the following number of stock equivalents held under our Deferred Compensation Plan for Officers, as follows: Mr. Bielen - 42,966; Mr. Briggs - 83,660; Mr. Corsi - 15; Mr. Johns - 269,949; Ms. Long - 49,537; and all current directors and executive officers as a group - 497,755. Each stock equivalent entitles the participant to receive, upon distribution, one share of common stock.

Does not include the following number of stock appreciation rights: Mr. Bielen - 108,917; Mr. Briggs - 85,221; Mr. Corsi - 51,370; Mr. Johns - 575,202; Ms. Long - 46,162; and all current directors and executive officers as a group - 1,029,701.

Does not include the following number of restricted stock units: Mr. Bielen - 4,000; Mr. Corsi - 6,500; Ms. Long - 3,000; and all current directors and executive officers as a group - 24,000.
(4)
Based on a Schedule 13G filed with the SEC on January 23, 2007. As of December 31, 2006, Barclays Global Investors, NA (a bank) and its affiliates may be deemed the beneficial owner of 3,794,212 shares of common stock as follows. Barclays Global Investors, NA (a bank) may be deemed the beneficial owner of 2,731,828 shares of common stock: it has sole voting power for 2,260,913 shares, sole investment power for 2,731,828 shares, and no shared voting or investment power. Barclays Global Fund Advisors (an investment adviser) may be deemed the beneficial owner of 893,859 shares of common stock: it has sole voting power for 893,859 shares, sole investment power for 893,859 shares, and no shared voting or investment power. Barclays Global Investors, Ltd (a bank) may be deemed the beneficial owner of 167,361 shares of common stock: it has sole voting power for 167,361 shares, sole investment power for 167,361 shares, and no shared voting or investment power. Barclays Global Investors Japan Limited (an investment adviser) may be deemed the beneficial owner of 1,164 shares of common stock: it has sole voting power for 1,164 shares, sole investment power for 1,164 shares, and no shared voting or investment power. The shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts. The addresses of the filers are (a) Barclays Global Investors, NA and Barclays Global Fund Advisors - 45 Fremont Street, San Francisco, California 94105; (b) Barclays Global Investors, Ltd - Murray House, 1 Royal Mint Court, London, England EC3N 4HH; and (c) Barclays Global Investors Japan Limited - Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402, Japan.

(5)
Based on a Schedule 13G filed with the SEC on February 14, 2007. As of December 31, 2006, EARNEST Partners, LLC (an investment advisor), may be deemed the beneficial owner of 4,674,143 shares of common stock: it has sole voting power for 1,894,778 shares, shared voting power for 1,599,815 shares, sole investment power for 4,674,143 shares, and no shared investment power. No client interest relates to more than 5% of the outstanding shares of common stock. The address of EARNEST Partners, LLC is 1180 Peachtree Street NE, Suite 2300, Atlanta, Georgia 30309.

(6)
Based on a Schedule 13G filed with the SEC on February 14, 2007. As of December 31, 2006, Regions Financial Corporation (in its capacity as a bank holding company), may be deemed the beneficial owner of 3,949,374 shares of common stock: it has no sole voting or investment power, but has shared voting power for 3,129,793 shares and shared investment power for 3,689,955 shares. As of December 31, 2006, Regions Bank (in its capacity as a bank fiduciary of various trusts and estates) may be deemed the beneficial owner of 3,949,374 shares of common stock: it has sole voting power for 3,121,493 shares, shared voting power for 8.300 shares, sole investment power for 1,171,939 shares, and shared investment power for 2,518,016 shares. None of the separate trusts and estates of which Regions Bank is a fiduciary holds as much as 5% of the outstanding shares of common stock. The address of Regions Financial Corporation and Regions Bank is 1900 Fifth Avenue North, Birmingham, Alabama 35203.

Item 13. Certain Relationships and Related Transactions and Director Independence

Based on the information available to the Company there have been no transactions between the Company and any related party since January 1, 2006, nor are any currently proposed, for which disclosure is required under the SEC rules.

The current members of the Company’s Board of Directors are John D. Johns, Gary Corsi, Richard S. Bielen and R. Stephen Briggs, each of whom is an employee of the Company or Protective Life Corporation.

Item 14. Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2006 and 2005 with respect to various services provided to PLC and its subsidiaries.

	2006	2005
Audit Fees	$4.8 million	$3.7 million
Audit Related Fees	0.3 million	0.1 million
Tax Fees	0.7 million	0.6 million
All Other Fees	0.0 million	0.0 million
Total	$5.8 million	$4.4 million

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

The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2008 was approved by the Audit Committee of PLC’s Board of Directors on March 5, 2007. The Audit Committee's policy is to pre-approve, generally for a twelve month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1. Financial Statements (Item 8)

2. Financial Statement Schedules (see index annexed)

3. Exhibits:

The exhibits listed in the Exhibit Index on page 115 of this Form 10-K are filed herewith or are incorporated herein by reference. No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form. The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Company in furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

By: /s/ JOHN D. JOHNS
Chairman of the Board and President
March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Capacity in Which Signed	Date

(i) Principal Executive Officer
/s/ JOHN D. JOHNS	Chairman of the Board and President	March 29, 2007
John D. Johns

(ii) Principal Financial Officer
/s/ GARY CORSI	Executive Vice President,	March 29, 2007
Gary Corsi	and Chief Financial Officer and Director

(iii) Principal Accounting Officer
/s/ STEVEN G. WALKER	Senior Vice President and Controller,	March 29, 2007
Steven G. Walker	and Chief Accounting Officer

(iv) Board of Directors:
*	Director	March 29, 2007
R. Stephen Briggs

(v) Board of Directors:
*	Director	March 29, 2007
Richard S. Bielen

*By: /s/ STEVEN G. WALKER
Steven G. Walker
Attorney-in-fact

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-2 (File No. 333-123529) and Form S-3 (File No. 333-126757) of Protective Life Insurance Company of our report dated March 29, 2007 relating to the consolidated financial statements and financial statement schedules, which appears in this Form 10-K.

/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
March 29, 2007

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