Form 10-Q
period 2007-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2007-05-15
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or
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

Number of shares of Common Stock, $1.00 par value, outstanding as of May 14, 2007: 5,000,000 shares

PROTECTIVE LIFE INSURANCE COMPANY Quarterly Report on Form 10-Q For Quarter Ended March 31, 2007 INDEX

Part I.	Financial Information:
Item 1.	Financial Statements (unaudited):
Consolidated Condensed Statements of Income for the
Three Months ended March 31, 2007 and 2006
Consolidated Condensed Balance Sheets as of March 31, 2007
and December 31, 2006
Consolidated Condensed Statements of Cash Flows for the
Three Months ended March 31, 2007 and 2006
Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

Part II.	Other Information:
Item 1A.	Risk Factors

Item 6.	Exhibits

Signature

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

Three Months Ended
March 31
2007	2006
Revenues
Gross premiums and policy fees	$661,275	$507,700
Reinsurance ceded	(369,084)	(276,038)
Net premiums and policy fees	292,191	231,662
Net investment income	397,755	282,452
Realized investment gains (losses): Derivative financial instruments	(3,432)	19,324
All other investments	13,244	4,015
Other income	24,115	17,428
Total revenues	723,873	554,881
Benefits and expenses Benefits and settlement expenses, net of reinsurance ceded: (three months: 2007 - $296,177; 2006 - $257,062)	470,137	349,608
Amortization of deferred policy acquisition costs and value of businesses acquired	66,619	44,091
Other operating expenses, net of reinsurance ceded: (three months: 2007 - $63,271; 2006 - $37,269)	76,184	52,107
Total benefits and expenses	612,940	445,806
Income before income tax	110,933	109,075
Income tax expense	38,863	39,267
Net income	$72,070	$69,808

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

March 31	December 31
2007	2006
Assets Investments: Fixed maturities, at fair market value (amortized cost: 2007 - $20,947,806; 2006 - $20,755,718)	$21,125,347	$20,923,891
Equity securities, at fair market value (cost: 2007 - $17,040; 2006 - $73,237)	20,625	80,108
Mortgage loans on real estate	4,025,025	3,880,028
Investment in real estate, net of accumulated depreciation (2007 - $5,606; 2006 - $5,482)	37,838	37,928
Policy loans	822,930	839,502
Other long-term investments	163,210	306,012
Short-term investments	1,048,278	1,366,467
Total investments	27,243,253	27,433,936
Cash	95,702	37,419
Accrued investment income	257,338	274,574
Accounts and premiums receivable, net of allowance uncollectible amounts (2007 - $3,631; 2006 - $3,386)	102,052	163,352
Reinsurance receivables	4,751,307	4,596,816
Deferred policy acquisition costs and value of businesses acquired	3,155,897	3,147,806
Goodwill	75,530	75,530
Property and equipment, net	37,792	38,640
Other assets	262,210	205,054
Income tax receivable	126,374	126,738
Assets related to separate accounts Variable annuity	2,790,233	2,750,129
Variable universal life	319,972	307,863
	$39,217,660	$39,157,857
Liabilities Policy liabilities and accruals	$16,262,815	$15,972,451
Stable value product account balances	5,055,382	5,513,464
Annuity account balances	8,966,309	8,958,089
Other policyholders' funds	323,298	328,136
Other liabilities	1,166,095	1,246,981
Deferred income taxes	433,476	381,851
Non-recourse funding obligations	525,000	425,000
Liabilities related to variable interest entities	21,684	20,395
Liabilities related to separate accounts Variable annuity	2,790,233	2,750,129
Variable universal life	319,972	307,863
	35,864,264	35,904,359
Commitments and contingent liabilities - Note 3
Share-owner's equity Preferred Stock, $1 par value, shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in capital	1,114,269	1,114,269
Note receivable from PLC Employee Stock Ownership Plan	(1,445)	(1,995)
Retained earnings	2,174,359	2,100,404
Accumulated other comprehensive income (loss): Net unrealized gains on investments, net of income tax: (2007 - $35,594; 2006 - $22,811)	64,911	41,772
Accumulated gain (loss) - hedging, net of income tax: (2007 - $(2,046); 2006 - $(3,299))	(3,700)	(5,954)
	3,353,396	3,253,498
	$39,217,660	$39,157,857

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three Months Ended
March 31
2007	2006
Cash flows from operating activities Net income	$72,070	$69,808
Adjustments to reconcile net income to net cash provided by operating activities: Realized investment gains	(9,812)	(4,015)
Amortization of deferred policy acquisition costs and value of businesses acquired	66,619	44,091
Capitalization of deferred policy acquisition costs	(106,957)	(111,132)
Depreciation expense	2,890	3,164
Deferred income tax	39,871	42,876
Accrued income tax	289	(8,964)
Interest credited to universal life and investment products	254,930	189,714
Policy fees assessed on universal life and investment products	(139,408)	(119,662)
Change in reinsurance receivables	(154,491)	(112,424)
Change in accrued investment income and other receivables	78,536	13,307
Change in policy liabilities and other policyholders' funds of traditional life and health products	117,926	142,460
Change in other liabilities	91,339	(54,915)
Trading securities:
Maturities and principal reductions of investments	97,962	0
Sale of investments	387,328	0
Cost of investments acquired	(622,294)	0
Other net change in trading securities	84,955	0
Other, net	(53,549)	(8,835)
Net cash provided by operating activities	208,204	85,473
Cash flows from investing activities Investments available for sale:
Maturities and principal reductions of investments
Fixed maturities	391,552	265,356
Equity securities	2,000	0
Sale of investments
Fixed maturities	987,110	2,073,708
Equity securities	60,117	1,858
Cost of investments acquired
Fixed maturities	(1,373,862)	(2,176,778)
Equity securities	(537)	(1,706)
Mortgage loans:
New borrowings	(239,785)	(262,617)
Repayments	94,635	141,448
Change in investment in real estate, net	3,298	9,647
Change in policy loans, net	16,572	2,678
Change in other long-term investments, net	(1,004)	18,402
Change in short-term investments, net	168,583	(83,017)
Purchase of property and equipment	(2,058)	(1,210)
Net cash used in investing activities	106,621	(12,231)
Cash flows from financing activities
Payments on liabilities related to variable interest entities	1,289	(216)
Issuance of non-recourse funding obligations	100,000	25,000
Net (payments) proceeds from securities sold under repurchase agreements	(14,105)	0
Investment product deposits and change in universal life deposits	543,512	486,646
Investment product withdrawals	(837,199)	(629,139)
Other financing activities, net	(50,039)	0
Net cash provided by (used in) financing activities	(256,542)	(117,709)
Change in cash	58,283	(44,467)
Cash at beginning of period	37,419	52,086
Cash at end of period	$95,702	$7,619
See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(Dollar amounts in tables are in thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company is a wholly-owned subsidiary of Protective Life Corporation ("PLC").

New Accounting Pronouncements

Statement of Position 05-1. Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97 (“SFAS 97”), “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written off. The Company recorded no cumulative effect adjustment related to this adoption and does not expect it to have a material impact on its ongoing financial position or results of operations.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140” (“SFAS 155”). SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only (IO) strips and principal-only (PO) strips are not subject to the requirements of FAS 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 resulted in a positive cumulative effect adjustment to opening retained earnings of approximately $2.0 million ($1.3 million net of taxes), related to the Company’s equity indexed annuity product line.

FASB Interpretation No. 48. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of an income tax position taken or expected to be taken in an income tax return. Additionally, this interpretation requires, in order for the Company to recognize a benefit in its financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax return position. In making this analysis, the Company must assume that the taxing authority is fully informed of all of the facts regarding this issue. Furthermore, new disclosures regarding the effect of the accounting for uncertain tax positions on the financial statements will be required.

As a result of the implementation of FIN 48, the Company recognized a $0.6 million decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance. The Company’s liability for all unrecognized income tax benefits as of January 1, 2007 was $21.8 million. If recognized, approximately $3.2 million would be recorded as a component of income tax expense.

Any accrued interest and penalties related to unrecognized tax benefits have been included in income tax expense. The Company had approximately $3.1 million of accrued interest associated with unrecognized tax benefits as of January 1, 2007.

There were no significant changes to any of these amounts during the quarter ending March 31, 2007. The Company’s 2003 through 2005 income tax returns remain open to examination by the Internal Revenue Service and major state income taxing jurisdictions.

Accounting Pronouncements Not Yet Adopted

SFAS No. 157 - Fair Value Measurements. In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The company is currently evaluating the impact that SFAS 157 will have on its consolidated results of operations and financial position.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits entities to choose to measure eligible financial assets and financial liabilities at fair value. SFAS 159 is effective for the Company beginning January 1, 2008. The Company has not yet made a decision as to whether or not it will elect the fair value option for any financial assets or financial liabilities. As a result, the Company does not know what impact, if any, that SFAS 159 will have on its consolidated results of operations and financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported net income or share-owner’s equity. Included in these reclassifications is a change in the Consolidated Condensed Statement of Cash Flows to remove the effects of policy fees assessed on universal life and investment products from financing activities. While this had no effect on total cash flow, for the three months ended March 31, 2006, net cash provided by operating activities was decreased and net cash provided by financing activities was increased by $119.7 million.

2. NON-RECOURSE FUNDING OBLIGATIONS

Non-Recourse Funding Obligations

The Company issued $100.0 million of non-recourse funding obligations during the first three months of 2007, bringing the total amount outstanding to $525.0 million at March 31, 2007. The weighted average interest rate as of March 31, 2007, was 6.8%.

3. COMMITMENTS AND CONTINGENT LIABILITIES

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

4. STOCK-BASED COMPENSATION

Performance shares awarded in 2007 and their estimated fair value at grant date are as follows:

Year Awarded	Performance Shares	Estimated Fair Value

2007	64,700	$2,800

The criteria for payment of 2007 performance awards is based primarily upon a comparison of PLC’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. If PLC’s results are below the median of the comparison group (40th percentile for 2007 awards), no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC Common Stock.

During the first quarter of 2007, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted average base price for the first three months of 2007 is as follows:

	Weighted Average Base Price	No. of SARs
Balance at December 31, 2006	$29.33	1,155,946
SARs granted	43.46	218,900
SARs exercised	23.98	(2,500)
Balance at March 31, 2007	$31.59	1,372,346

The SARs issued in 2007 had estimated fair values at grant date of $2.4 million. The fair value of the 2007 SARs was estimated using a Black-Scholes option pricing model. The assumptions used in the pricing model varied depending on the vesting period of the awards. Assumptions used in the model for the 2007 SARs were as follows: expected volatility ranged from 16.2% to 31.0%, the risk-free interest rate ranged from 4.5% to 4.6%, a dividend rate of 1.9%, a zero forfeiture rate, and the expected exercise date ranged from 2012 to 2015. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

Additionally, during 2007, PLC issued 30,250 restricted stock units at a fair value of $43.46 per unit. These awards, with a total fair value of $1.3 million, vest over a four year period.

5. DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended March 31
	2007	2006

Service cost - Benefits earned during the period	$2,625	$2,576
Interest cost on projected benefit obligations	2,540	2,496
Expected return on plan assets	(2,893)	(3,096)
Amortization of prior service cost	53	64
Amortization of actuarial losses	849	1,272
Net periodic benefit cost	$3,174	$3,312

PLC previously disclosed in its financial statements for the year ended December 31, 2006, that it expected that no funding would be required in 2007. PLC has not yet determined the amount, if any, that it will contribute to its defined benefit pension plan during 2007. As of March 31, 2007, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees. The cost of these plans for the three months ended March 31, 2007 and 2006 was immaterial.

6. COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended March 31
	2007	2006

Net income	$72,070	$69,808
Change in net unrealized gains/losses on investments, net of income tax: (three months: 2007 - $12,783; 2006 - $(78,120))	29,702	(147,126)
Change in accumulated gain-hedging, net of income tax: (three months: 2007 - $1,253; 2006 - $2,285)	2,254	4,303
Reclassification adjustment for amounts included in net income, net of income tax: (three months: 2007 - $(3,470); 2006 - $1,442)	(6,563)	2,703
Comprehensive income (loss)	$97,463	$(70,312)

7. OPERATING SEGMENTS

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

•
The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies and annuity products that were sold to individuals.

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

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest expense on non-recourse funding obligations). This segment also includes earnings from several non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

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

	Three Months Ended March 31
	2007	2006

Revenues
Life Marketing	$218,919	$188,230
Acquisitions	237,982	101,451
Annuities	73,265	63,419
Stable Value Products	80,526	77,379
Asset Protection	79,867	69,218
Corporate and Other	33,314	55,184
Total revenues	$723,873	$554,881
Segment Operating Income
Life Marketing	$48,215	$39,983
Acquisitions	32,249	19,906
Annuities	5,150	4,396
Stable Value Products	12,186	12,344
Asset Protection	7,229	8,543
Corporate and Other	852	5,343
Total segment operating income	105,881	90,515

Realized investment gains (losses) - investments(1)	8,898	(1,311)
Realized investment gains (losses) - derivatives(2)	(3,846)	19,871
Income tax expense	(38,863)	(39,267)
Net income	$72,070	$69,808

(1) Realized investment gains (losses) - investments	$13,244	$4,015
Less participating income from real estate ventures	3,150	5,326
Less related amortization of DAC	1,196	0
	$8,898	$(1,311)

(2) Realized investment gains (losses) - derivatives	$(3,432)	$19,324
Less settlements on certain interest rate swaps	160	104
Less derivative losses related to certain annuities	254	(651)
	$(3,846)	$19,871

	Operating Segment Assets March 31, 2007
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$8,384,434	$12,016,364	$8,240,534	$5,047,472
Deferred policy acquisition costs and value of businesses acquired	1,882,833	912,622	252,481	16,529
Goodwill	0	32,008	0	0
Total assets	$10,267,267	$12,960,994	$8,493,015	$5,064,001

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$1,081,769	$1,192,952	$22,708	$35,986,233
Deferred policy acquisition costs and value of businesses acquired	63,333	28,099	0	3,155,897
Goodwill	43,522	0	0	75,530
Total assets	$1,188,624	$1,221,051	$22,708	$39,217,660

	Operating Segment Assets December 31, 2006
	Life Marketing	Acquisitions	Annuities	Stable Value Products

Investments and other assets	$8,017,839	$10,650,928	$8,138,182	$5,369,107
Deferred policy acquisition costs and value of businesses acquired	1,846,015	925,218	261,826	16,603
Goodwill	0	32,008	0	0
Total assets	$9,863,854	$11,608,154	$8,400,008	$5,385,710

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated

Investments and other assets	$942,574	$2,782,346	$33,545	$35,934,521
Deferred policy acquisition costs and value of businesses acquired	74,618	23,526	0	3,147,806
Goodwill	43,522	0	0	75,530
Total assets	$1,060,714	$2,805,872	$33,545	$39,157,857

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources. Historical information is presented and discussed. Where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

For a more complete understanding of the Company’s business and its current period results, please read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s latest Annual Report on Form 10-K and other filings with the SEC.

OVERVIEW

Protective Life Insurance Company (the “Company") is a wholly-owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL". Founded in 1907, the Company is the largest operating subsidiary of PLC. The Company provides financial services through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company" refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

The Company operates several business segments each having a strategic focus. An operating segment is generally distinguished by products and/or channels of distribution. The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest expense on non-recourse funding obligations, earnings from various investment-related transactions, and the operations of several non-strategic lines of business. The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and makes adjustments to its segment reporting as needed.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period resulting in earnings volatility; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statements of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we may not be able to achieve the expected results from our recent acquisition; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners and could damage our business and adversely affect our financial condition and results of operations; our ability to grow depends in large part upon the continued availability of capital; new accounting rules or changes to existing accounting rules could negatively impact us; and our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses. Please refer to Exhibit 99 about these factors that could affect future results.

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

RESULTS OF OPERATIONS

In the following discussion, segment operating income is defined as income before income tax, excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and value of businesses acquired (“VOBA”) and participating income from real estate ventures). Periodic settlements of derivatives associated with certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income. Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed. Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business. However, segment operating income should not be viewed as a substitute for U.S. GAAP net income. In addition, the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Segment Operating Income
Life Marketing	$48,215	$39,983	20.6%
Acquisitions	32,249	19,906	62.0
Annuities	5,150	4,396	17.2
Stable Value Products	12,186	12,344	(1.3)
Asset Protection	7,229	8,543	(15.4)
Corporate and Other	852	5,343	(84.1)
Total segment operating income	105,881	90,515	17.0

Realized investment gains (losses) - investments(1)	8,898	(1,311)
Realized investment gains (losses) - derivatives(2)	(3,846)	19,871
Income tax expense	(38,863)	(39,267)
Net income	$72,070	$69,808	3.2

(1) Realized investment gains (losses) - investments	$13,244	$4,015
Less participating income from real estate ventures	3,150	5,326
Less related amortization of DAC	1,196	0
	$8,898	$(1,311)

(2) Realized investment gains (losses) - derivatives	$(3,432)	$19,324
Less settlements on certain interest rate swaps	160	104
Less derivative losses related to certain annuities	254	(651)
	$(3,846)	$19,871

Net income for the first quarter of 2007 reflects a 17.0% increase in segment operating income compared to the same period of 2006. The largest item contributing to this increase is a $12.3 million increase in operating earnings in the Acquisitions segment resulting from the prior year acquisition of the Chase Insurance Group. Net realized investment gains were $5.0 million for the first quarter of 2007 compared $18.6 million for the same period of 2006, a decrease of $13.5 million.

Life Marketing segment operating income was $48.2 million for the current quarter representing an increase of 20.6% over the same period of the prior year. This increase was primarily due to favorable mortality variances. The increase in the Acquisitions segment’s operating income for the current quarter is due to the acquisition of the Chase Insurance Group completed in the third quarter of 2006. This acquisition contributed $14.5 million to the Acquisition segment’s operating income for the first quarter of 2007.

Favorable DAC unlocking of $1.2 million during the first quarter of 2007 was partially offset by unfavorable mortality results, resulting in a 17.2% increase in operating income for the Annuities segment. A general improvement in the equity markets and increasing account balances contributed to the increase in operating earnings during the first quarter of 2007 for the segment. A decline in average account values offset by an increase in operating spread resulted in operating income that was relatively unchanged for the first quarter of 2007 in the Stable Value Products segment compared to the same period of 2006.

The Asset Protection segment’s 15.4% decrease in operating income for the first quarter of 2007 is primarily the result of the sale during the fourth quarter of 2006 to PLC of all of the outstanding stock of First Protection Corporation (“FPC”.) FPC generated operating income of $1.5 million for the first quarter of 2006.

The decline in operating income for the Corporate and Other segment is primarily the result of a $7.2 million increase in interest expense resulting from the increased balance of non-recourse funding obligations.

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

Life Marketing
The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations. Segment results were as follows:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$345,685	$325,364	6.2%
Reinsurance ceded	(207,614)	(208,631)	(0.5)
Net premiums and policy fees	138,071	116,733	18.3
Net investment income	80,562	72,604	11.0
Other income	286	(1,107)	(125.8)
Total operating revenues	218,919	188,230	16.3

BENEFITS AND EXPENSES
Benefits and settlement expenses	149,329	135,899	9.9
Amortization of deferred policy acquisition costs	28,698	19,466	47.4
Other operating expenses	(7,323)	(7,118)	2.9
Total benefits and expenses	170,704	148,247	15.1

OPERATING INCOME	48,215	39,983	20.6

INCOME BEFORE INCOME TAX	$48,215	$39,983	20.6

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Sales By Product
Traditional	$33,492	$37,476	(10.6)%
Universal life	14,197	31,488	(54.9)
Variable universal life	1,828	1,285	42.3
	$49,517	$70,249	(29.5)

Sales By Distribution Channel
Brokerage general agents	$29,879	$38,179	(21.7)
Independent agents	8,328	13,800	(39.7)
Stockbrokers/banks	8,493	13,567	(37.4)
BOLI/other	2,817	4,703	(40.1)
	$49,517	$70,249	(29.5)

Average Life Insurance In-Force(1)
Traditional	$409,159,975	$363,267,522	12.6
Universal life	51,478,248	49,263,933	4.5
	$460,638,223	$412,531,455	11.7

Average Account Values
Universal life	$4,860,730	$4,619,947	5.2
Variable universal life	313,917	260,431	20.5
	$5,174,647	$4,880,378	6.0

Mortality Experience (2)	$7,763	$352

(1) Amounts are not adjusted for reinsurance ceded.
(2) Represents a favorable (unfavorable) variance as compared to pricing assumptions. Excludes results related to Chase Acquisition Group which was acquired in the third quarter of 2006.

During 2005, the Company reduced its reliance on reinsurance (see additional comments below) and entered into a securitization structure to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements. The securitization structure results in a reduction of current taxes and a corresponding increase in deferred taxes as compared to the previous result obtained in using traditional reinsurance. The benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. In addition to the fluctuations in premiums and benefits and settlement expenses discussed below, earnings emerge more slowly under a securitization structure relative to the previous reinsurance structure utilized by the Company.

Operating income increased 20.6% from the first quarter of 2006 primarily due to favorable mortality results. The16.3% increase in total revenues is the result of growth of life insurance in-force and average account values, and was partially offset by higher overall benefits and expenses (15.1% higher for the first quarter of 2007, as compared to the same period of 2006).

Net premiums and policy fees grew by 18.3% in the current quarter in part to the growth in life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products. Beginning in the second quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products (products written during the second quarter of 2005 and later.) In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. The Company’s maximum retention level for newly issued universal life products is $1,000,000.

Net investment income in the segment increased 11.0% for the quarter, reflecting the growth of the segment’s assets caused by the increase in life reserves.

Benefits and settlement expenses were 9.9% higher than the first quarter of 2006, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partially offset for the current quarter by favorable fluctuations in mortality experience. The majority of the current quarter mortality variance (66%) is associated with traditional life products. The gross mortality variance (actual results compared to pricing) for the first quarter of 2007 was $7.4 million more favorable than the same period of 2006. The estimated mortality impact on earnings for the first quarter of 2007 was a favorable $7.5 million, which was approximately $8.0 million more favorable than estimated mortality impact on earnings for the same period of 2006. The increase in DAC amortization for the first quarter of 2007 compared to the same period of 2006 was primarily due to the increase in the Company’s block of term business not subject to reinsurance, combined with overall growth in average life insurance in-force.

Other operating expenses for the segment were as follows:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
First year commissions	$70,406	$94,268	(25.3)%
Renewal commissions	9,561	8,404	13.8
Marketing company commissions	292	0	n/a
First year ceding allowances	(15,915)	(32,832)	(51.5)
Renewal ceding allowances	(54,591)	(46,332)	17.8
General & administrative	44,194	43,263	2.2
Taxes, licenses and fees	8,860	7,753	14.3
Other operating expenses incurred	62,807	74,524	(15.7)

Less commissions, allowances & expenses capitalized	(70,130)	(81,642)	(14.1)

Total other operating expenses	$(7,323)	$(7,118)	2.9%

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

The following table summarizes reinsurance allowances for each period presented, including the portion deferred as a part of DAC and the portion recognized immediately as a reduction of other operating expenses. As the non-deferred portion of reinsurance allowances reduce operating expenses in the period received, these amounts represent a net increase to operating income during that period. The amounts capitalized and earned are quantified below:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Allowances received	$70,506	$79,164	(10.9)%
Less amount deferred	(38,580)	(48,076)	(19.8)
Allowances recognized (reduction in other operating expenses)	$31,926	$31,088	2.7

Non-deferred reinsurance allowances of $31.9 million and $31.1 million were recognized in the first quarters of 2007 and 2006, respectively, resulting in reductions in operating expenses by these amounts in the same periods. Non-deferred reinsurance allowances increased 2.7% in the first quarter of 2007 compared to the same quarter of 2006, primarily as the result of the increase in the Company’s life insurance in-force.

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

The amounts of ceded premium paid by the Company and allowances reimbursed by the reinsurer are reflected in the table below:

	Three Months Ended March 31
	2007	2006	Change

Ceded premiums	$207,614	$208,631	(0.5)%
Allowances received	70,506	79,164	(10.9)
Net ceded premiums	$137,108	$129,467	5.9

The net ceded premium increased 5.9% in the first quarter of 2007 compared to the same period of the prior year, primarily due to the decrease in allowances received. The Company’s move during 2005 to reduce its reliance on reinsurance by entering into a securitization structure to fund certain statutory reserves will ultimately result in a reduction in both ceded premiums and reinsurance allowances received. As reinsurance allowances tend to be highest in the first year of a policy and subsequently decline, for a period of time, the decrease in allowances received will outpace the decrease in ceded premiums, resulting in an increase in net ceded premiums.

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

Other operating expenses decreased in the first quarter of 2007 from the prior year as a result of a $2.1 million true-up during the first quarter of 2006 of field compensation expenses related to sales in prior periods that increased expense in the prior year period. Excluding the prior year true-up, other operating expenses increased 20.6% for the insurance companies in the first quarter of 2007 compared to the same period of the prior year, as a result of higher incurred non-deferrable expenses. Amounts capitalized as DAC generally include first year commissions, reinsurance allowances, and other deferrable acquisition expenses. The changes in these amounts generally reflect the trends in sales.

Sales for the segment declined 29.5% in the first quarter of 2007 versus 2006, primarily due to a 54.9% decline in UL sales. The decline in UL sales in the first quarter of 2007 is the expected result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”). See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein. Traditional life sales declined 10.6% in the first quarter of 2007 compared to the same period of the prior year. The decrease in traditional life sales is the result of intense competition in the market for these products. The Company continually reviews its product features and pricing in an effort to maintain or improve its competitive position. Sales of BOLI business declined in the first quarter of 2007 compared to the prior year. BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

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

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment's primary focus is on life insurance policies sold to individuals. Segment results were as follows:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$198,288	$62,986	214.8%
Reinsurance ceded	(118,241)	(16,642)	610.5
Net premiums and policy fees	80,047	46,344	72.7
Net investment income	148,986	54,490	173.4
Other income	4,719	617	664.8
Total operating revenues	233,752	101,451	130.4
Realized gains (losses) - investments	7,933	0
Realized gains (losses) - derivatives	(3,703)	0
Total revenues	237,982	101,451

BENEFITS AND EXPENSES
Benefits and settlement expenses	166,889	67,454	147.4
Amortization of deferred policy acquisition costs and value of businesses acquired	18,770	6,335	196.3
Other operating expenses	15,844	7,756	104.3
Operating benefits and expenses	201,503	81,545	147.1
Amortization of DAC/VOBA related to realized gains (losses) - investment	606	0
Total benefits and expenses	202,109	81,545

INCOME BEFORE INCOME TAX	35,873	19,906	80.2

Less realized gains (losses)	4,230	0
Less related amortization of DAC	(606)	0
OPERATING INCOME	$32,249	$19,906	62.0

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Average Life Insurance In-Force(1)
Traditional	$229,810,031	$10,166,239	2160.5%
Universal life	31,262,387	16,455,957	90.0
	$261,072,418	$26,622,196	880.7

Average Account Values
Universal life	$3,076,331	$1,688,627	82.2
Fixed annuity(2)	5,650,139	209,049	2602.8
Variable annuity	195,840	65,543	198.8
	$8,922,310	$1,963,219	354.5

Interest Spread - UL & Fixed Annuities
Net investment income yield	6.35%	6.87%
Interest credited to policyholders	4.13	5.10
Interest spread	2.22%	1.77%

Mortality Experience(3)	$774	$267
(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products.
(3) Represents a favorable variance as compared to pricing assumptions. Excludes results related to Chase Acquisition Group which was acquired in the third quarter of 2006.

In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made. The Company completed its acquisition of the Chase Insurance Group during the third quarter of 2006. This acquisition drove the increases in revenues, expenses, and earnings of the segment for the first quarter of 2007, as compared to the prior year period. This acquisition also drove the large increases in the segment’s life insurance in-force and UL and annuity account values compared to the prior year period.

Net premiums and policy fees increased 72.7% from the first quarter of 2006 as a result of the Chase Insurance Group acquisition which contributed $34.7 million to net premiums and policy fees during the first quarter of 2007. The 173.4% increase in net investment income in the first quarter of 2007 compared to the same period of 2006 is due to the increase in liabilities resulting from the 2006 acquisition. The interest spread increased 45 basis points from the first quarter of 2006 as a result of the higher spreads associated with the Chase Insurance Group block of business. The segment continues to review credited rates on UL and annuity business for all blocks of business to minimize the impact of lower earned rates on interest spreads.

Benefits and settlement expenses for the first quarter of 2007 are 147.4% higher than the comparable period of 2006 due to the 2006 acquisition, which contributed $101.6 million to expenses in the first quarter of 2007. The Chase acquisition resulted in an additional $12.8 million of VOBA amortization for the first quarter of 2007, driving the quarterly increase of 196.3%. Other operating expenses increased 104.3% from the first quarter of 2006 primarily due to higher commissions resulting from higher net premiums.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products. These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers. Segment results were as follows:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$8,262	$8,144	1.4%
Reinsurance ceded	0	0	0.0
Net premiums and policy fees	8,262	8,144	1.4
Net investment income	60,850	53,486	13.8
Realized gains (losses) - derivatives	254	(651)	(139.02)
Other income	2,235	2,530	(11.7)
Operating revenues	71,601	63,509	12.7
Realized gains (losses) - Investments	1,664	(90)
Total revenues	73,265	63,419
BENEFITS AND EXPENSES
Benefits and settlement expenses	55,949	47,313	18.3
Amortization of deferred policy acquisition costs	4,538	5,126	(11.5)
Other operating expenses	5,964	6,674	(10.6)
Operation benefits and expenses	66,451	59,113	12.4
Amortization of DAC related to realized gains (losses) - investment	590	0
Total benefits and expenses	67,041	59,113

INCOME BEFORE INCOME TAX	6,224	4,306	44.5

Less realized gains (losses) - investments	1,664	(90)
Less related amortization of DAC	(590)	0
OPERATING INCOME	$5,150	$4,396	17.2

The following table summarizes key data for the Annuities segment:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Sales
Fixed annuity	$243,862	$92,090	164.8%
Variable annuity	79,671	73,731	8.1
	$323,533	$165,821	95.1

Average Account Values
Fixed annuity(1)	$4,045,331	$3,422,366	18.2
Variable annuity	2,580,211	2,358,898	9.4
	$6,625,542	$5,781,264	14.6

Interest Spread - Fixed Annuities(2)
Net investment income yield	5.92%	6.14%
Interest credited to policyholders	5.24	5.39
Interest spread	0.68%	0.75%

	As of March 31
	2007	2006

GMDB - Net amount at risk(3)	$90,614	$120,269	(24.7)
GMDB - Reserves	2,615	$2,561	2.1
S&P 500 Index	1,421	1,295	9.7
(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefit in excess of contract holder account balance.

Segment operating income increased 17.2% during the first quarter of 2007 compared to the same period of 2006. This improvement is primarily due to favorable results in the market value adjusted annuity line following a favorable DAC unlocking adjustment, and is partially offset by a decrease in operating income in the single premium immediate annuity line, resulting from unfavorable mortality results. Operating income was also favorably impacted for the first quarter of 2007 compared to the same period of the prior year by improvement in the equity markets and increasing account values, offset by a tightening of spreads.

Segment operating revenues increased 12.7% for the first quarter of 2007 compared to the same period of 2006. Minor fluctuations in net premiums and policy fees and other income were offset by increases in net investment income. Average account balances grew 14.6% in the first quarter of 2007 resulting in higher investment income. The additional income resulting from the larger account balances was partially reduced in 2007 by a 7 basis point decline in interest spreads, resulting from a rebalancing of the investment portfolio during the fourth quarter of 2006. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain or improve its interest spread.

Operating benefits and expenses increased 12.4% for the first quarter of 2007 compared to the same period of the prior year. This increase is primarily the result of higher credited interest and unfavorable mortality fluctuations, partially offset by reductions in DAC amortization resulting from favorable unlocking. Benefits and settlement expenses increased 18.3% for the quarter compared to the same period of 2006 due primarily to higher credited interest and changes in mortality. The increase in credited interest is the result of the 14.6% increase in average account values. Mortality was unfavorable by $2.3 million for the first quarter of 2007, compared to unfavorable mortality of $1.6 million for the same period of 2006, an unfavorable change of $0.7 million. This unfavorable mortality variance primarily relates to the nonrecurring sales of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction. Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

The decrease in DAC amortization in the first quarter of 2007 compared to 2006 is primarily the result of DAC unlocking. The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking.” During the first quarter of 2007, DAC amortization for the Annuities segment was reduced $1.2 million due to favorable DAC unlocking in the market value adjusted annuity line. Favorable DAC unlocking of $0.1 million was recorded by the segment during the first quarter of 2006.

Total sales were 95.1% higher for the first quarter of 2007 than the same period of the prior year. The Chase Insurance Group acquisition, and the continuation of new annuity sales through the former Chase distribution system, contributed $75.8 million in fixed annuity sales in the first quarter of 2007. Excluding the impact of the acquisition, total sales increased 49.4% for the first quarter of 2007 compared to the same period of the prior year. Sales of fixed annuities (excluding the impact of the acquisition) increased 82.5% for the first quarter of 2007 compared to 2006. A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 24.7%.

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

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
REVENUES
Net investment income	$79,101	$82,233	(3.8)%
Realized gains (losses)	1,425	(4,854)
Total revenues	80,526	77,379

BENEFITS AND EXPENSES
Benefits and settlement expenses	64,719	67,463	(4.1)
Amortization of deferred policy acquisition costs	1,168	1,229	(5.0)
Other operating expenses	1,028	1,197	(14.1)
Total benefits and expenses	66,915	69,889	(4.3)

INCOME BEFORE INCOME TAX	13,611	7,490	81.7

Less realized gains (losses)	1,425	(4,854)
OPERATING INCOME	$12,186	$12,344	(1.3)

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Sales
GIC	$2,500	$46,200	(94.6)%
GFA - Registered Notes - Retail	13,120	40,841	(67.9)
	$15,620	$87,041	(82.1)

Average Account Values	$5,461,832	$5,976,606	(8.6)

Operating Spread
Net investment income yield	5.94%	5.60%
Interest credited	4.86	4.60
Operating expenses	0.16	0.16
Operating spread	0.92%	0.84%

Operating income was relatively unchanged for the first quarter of 2007 compared to the same period of 2006. A decline in average account values was offset by an 8 basis point increase in operating spreads. Increasing short term interest rates, resulting in higher interest credited rates, were mitigated by an increase in the net investment income yield of the segment’s investment portfolio. The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spreads.

Total sales declined 82.1% for the first quarter of 2007 compared to the same period of 2006, as a result of the timing of GIC and retail sales. Fluctuations in sales in these product lines are expected from quarter to quarter as a result of changing market conditions. The Company chose not to participate in the institutional funding agreement-backed note market during 2006 and the first quarter of 2007. Operating Earnings are expected to decline until the Company reenters this market, as average account values are expected to continue to decline without additional institutional sales.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”). In addition, the segment markets an inventory protection product (“IPP”) and a guaranteed asset protection (“GAP”) product.

Segment results were as follows:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$99,871	$100,696	(0.8)%
Reinsurance ceded	(43,225)	(50,761)	(14.8)
Net premiums and policy fees	56,646	49,935	13.4
Net investment income	8,074	7,364	9.6
Other income	15,147	11,919	27.1
Total operating revenues	79,867	69,218	15.4

BENEFITS AND EXPENSES
Benefits and settlement expenses	23,182	22,208	4.4
Amortization of deferred policy acquisition costs	12,120	10,981	10.4
Other operating expenses	37,336	27,486	35.8
Total benefits and expenses	72,638	60,675	19.7

OPERATING INCOME (LOSS)	7,229	8,543	(15.4)
INCOME (LOSS) BEFORE INCOME TAX	$7,229	$8,543	(15.4)

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Sales
Credit insurance	$28,082	$31,847	(11.8)%
Service contracts	72,937	53,717	35.8
Other products	38,030	16,921	124.8
	$139,049	$102,485	35.7

Loss Ratios (1)
Credit insurance	34.5%	34.1%
Service contracts	62.4	66.1
Other products	30.0	31.6
(1) Incurred claims as a percentage of earned premiums.

Operating income declined 15.4% during the first quarter of 2007 compared to the same period of 2006 as a result of the sale during the fourth quarter of 2006 to PLC of all of the outstanding stock of First Protection Corporation (“FPC”.) FPC generated operating income of $1.5 million for the first quarter of 2006.

Earnings from core product lines are relatively unchanged for the first quarter of 2007 compared to the prior year, while earnings from lines the segment is no longer marketing declined $0.3 million for the same period. Within the segment’s core product lines, service contract earnings improved $0.5 million for the quarter. The Western General acquisition completed during the third quarter of 2006, contributed $0.9 million to the quarterly increase, while the 2006 sale of FPC to PLC accounted for a $1.8 million decrease. Credit insurance earnings increased $0.3 million while earnings from other products declined $0.9 million for the quarter.

Net premiums and policy fees increased 13.4% for the first quarter of 2007, as compared to 2006, primarily due to increases of $4.7 million in the service contract line ($3.9 million of which was due to the Western General acquisition) and $4.1 million in other products (primarily the GAP product line). These increases were partially offset by declines of $0.5 million and $0.6 million, respectively, in the credit insurance line and lines the segment is no longer marketing. The declines in both the credit insurance lines and the lines the segment is no longer marketing are expected to continue as the business-in-force continues to decline.

Other income increased 27.1% for the first quarter from the same period of the prior year primarily due to increases in administrative fees on service contracts and GAP products resulting from the increased volume of contracts sold in these product lines. The Western General acquisition contributed to the increase, adding $2.6 million to other income for both the quarter and year-to-date.

Benefits and settlement expenses increased $1.0 million from the first quarter of 2006, as a result of higher expenses in the service contract line primarily due to the Western General acquisition. Western General accounted for $1.8 million of the total $2.6 million increase in the service contract line for the first quarter of 2007 compared to the same period of 2006. Benefits and settlement expense also increased $1.7 million in the other product lines, reflecting the growth in business in these lines over the past several quarters. The increases were partially offset by declines in credit insurance and lines the segment is no longer marketing of $0.9 million for the current quarter, reflecting the decrease in net premiums in these lines as discussed above. Benefits and settlement expenses have also been favorably impacted by the continuing improvement in loss ratios, most notably in the service contract product lines. Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes.

Amortization of DAC is 10.4% higher for the current quarter compared to the same period of 2006, reflecting changes in earned premiums in the GAP line. The 35.8% increase for the quarter in other operating expenses is primarily due to higher commissions on service contracts and GAP due to increased volume and higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition, which contributed $4.1 million of operating expense to the current period.

Total segment sales increased 35.7% for the first quarter of 2007 compared to the same period of 2006. Service contract sales continued to improve in the first quarter, exceeding the prior year by 35.8%. The decline in credit insurance sales is due to a significant decrease in sales through financial institutions. The bulk of these sales are derived from a third party administrator relationship which is in runoff. We therefore expect these sales to continue to decline during 2007 compared to 2006 amounts. Other product sales are up in the GAP line and were relatively unchanged in the IPP line.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other. The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on non-recourse funding obligations.) This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

The following table summarizes results for this segment:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
REVENUES
Gross premiums and policy fees	$9,169	$10,510	(12.8)%
Reinsurance ceded	(4)	(4)	0.0
Net premiums and policy fees	9,165	10,506	(12.8)
Net investment income	20,182	12,275	64.4
Realized gains (losses) - investments	3,150	5,326
Realized gains (losses) - derivatives	160	104
Other income	1,728	3,468	(50.2)
Total operating revenues	34,385	31,679	8.5
Realized gains (losses) - investments	3,342	3,946
Realized gains (losses) - derivatives	(4,413)	19,559
Total revenues	33,314	55,184	(39.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	10,069	9,270	8.6
Amortization of deferred policy acquisition costs	129	954	(86.5)
Other operating expenses	23,335	16,112	44.8
Total benefits and expenses	33,533	26,336	27.3

INCOME (LOSS) BEFORE INCOME TAX	(219)	28,848	(100.8)

Less realized gains (losses) - investments	3,342	3,946
Less realized gains (losses) - derivatives	(4,413)	19,559
OPERATING INCOME (LOSS)	$852	$5,343	(84.1)

Operating income decreased $4.5 million from the first quarter of 2006, primarily due to higher interest expense and lower net premiums and policy fees and other income, partially offset by higher net investment income. Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for the Corporate and Other segment increased $7.9 million for the first quarter of 2007 compared to the prior year period, while net premiums and policy fees declined $1.3 million for the same period. The decline in net premiums and policy fees is the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed by the Company. The increase in net investment income is primarily the result of an increase in unallocated capital and investment income from proceeds of non-recourse funding obligations compared to the prior year.

Benefits and settlement expenses increased 8.6% during the first quarter of 2007 compared to the same period of 2006 due to a change in reserves in the cancer insurance line. These reserves increased $0.4 million during the first quarter of 2007, while they decreased $0.7 million during the same period of 2006, an unfavorable change of $1.1 million. The net operating loss from all the non-strategic lines of business included in this segment was $2.0 million for the first quarter of 2007, compared to a net operating loss from these lines of $1.4 million for the same period of the prior year, an unfavorable change of $0.6 million.

Other operating expenses increased 44.8% for the first quarter of 2007 compared to the same period of 2006. This increase is primarily due to a $7.2 million increase in interest expense resulting from additional issuances of non-recourse funding obligations.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	Three Months Ended March 31
	2007	2006	Change
	(Dollars in thousands)
Fixed maturity gains - sales	$2,099	$16,215	$(14,116)
Fixed maturity losses - sales	(3,012)	(20,609)	17,597
Equity gains - sales	5,451	235	5,216
Equity losses - sales	0	0	0
Impairments on fixed maturity securities	0	0	0
Impairments on equity securities	0	0	0
Mark to market - Modco trading portfolio	5,496	0	5,496
Other	3,210	8,174	(4,964)
Total realized gains (losses) - investments	$13,244	$4,015	$9,229

Foreign currency swaps	$4,577	$926	$3,651
Foreign currency adjustments on stable value contracts	(443)	(744)	301
Derivatives related to mortgage loan commitments	0	19,698	(19,698)
Embedded derivatives related to reinsurance	(2,837)	67	(2,904)
Other derivatives	(4,729)	(623)	(4,106)
Total realized gains (losses) - derivatives	$(3,432)	$19,324	$(22,756)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment. There were no impairments for the first three months of either 2007 or 2006. At March 31, 2007, mark to market adjustments of $5.5 million to the Company’s trading portfolios associated with the Chase Insurance acquisition are also included in realized gains and losses. Additional details on the Company’s investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period. The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts. The Company recorded net realized gains of $4.1 million from these securities in the first quarter of 2007. These gains were the result of swap and contract maturities and differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps. The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments. There was no activity in futures in the first quarter of 2007.

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

The Company also uses various swaps, options and swaptions to mitigate risk related to other interest rate exposures of the Company. For the first quarter of 2007, the Company incurred a $5.3 million loss on swaptions. This loss was due to decreasing interest rates in the current quarter. Equity call options generated a net $0.3 million gain for the first quarter of 2007.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within its fixed maturity securities, the Company maintains portfolios classified as “available for sale” and “trading”. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company has classified $17.4 billion or 82.6% of its fixed maturities as “available for sale”. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareholders’ equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

The Company’s trading portfolio accounts for $3.7 billion or 17.4% of the Company’s fixed maturities. At March 31, 2007, the Company holds fixed maturities with a market value of $3.7 billion and short-term investments with a market value of $214.9 million, which were added as part of the Chase Insurance Acquisition. Investment results for these portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

The Company’s investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. At March 31, 2007, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $21.1 billion, which is 1.1% above amortized cost of $20.9 billion. The Company had $4.0 billion in mortgage loans at March 31, 2007. While the Company’s mortgage loans do not have quoted market values, at March 31, 2007, the Company estimates the market value of its mortgage loans to be $4.1 billion (using discounted cash flows from the next call date), which is 2.7% above amortized cost. Most of the Company’s mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	March 31, 2007		December 31, 2006
	(Dollars in thousands)
Publicly-issued bonds	$18,800,596	69.0%	$18,809,094	68.6%
Privately-issued bonds	2,324,701	8.5	2,114,713	7.7
Redeemable preferred stock	50	0.0	84	0.0
Fixed maturities	21,125,347	77.5	20,923,891	76.3
Equity securities	20,625	0.1	80,108	0.3
Mortgage loans	4,025,025	14.8	3,880,028	14.1
Investment real estate	37,838	0.1	37,928	0.1
Policy loans	822,930	3.0	839,502	3.1
Other long-term investments	163,210	0.6	306,012	1.1
Short-term investments	1,048,278	3.9	1,366,467	5.0
Total investments	$27,243,253	100.0%	$27,433,936	100.0%

Included in the preceding table are $3.7 billion and $3.5 billion of fixed maturities and $214.9 million and $302.7 million of short-term investments classified by the Company as trading securities at March 31, 2007 and December 31, 2006, respectively.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. The market value of private, non-traded securities was $2.3 billion at March 31, 2007, representing 8.5% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary. At March 31, 2007, securities with a market value of $385.6 million were loaned under these agreements. As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

Risk Management and Impairment Review

The Company monitors the overall credit quality of its portfolio within general guidelines. The following table shows the Company's available for sale fixed maturities by credit rating at March 31, 2007.

S&P or Equivalent Designation	Market Value	Percent of Market Value
	(Dollars in thousands)
AAA	$7,578,355	43.4%
AA	1,349,683	7.7
A	3,217,952	18.5
BBB	4,956,734	28.4
Investment grade	17,102,724	98.0
BB	244,201	1.4
B	85,952	0.5
CCC or lower	9,897	0.1
In or near default	98	0.0
Below investment grade	340,148	2.0
Redeemable preferred stock	50	0.0
Total	$17,442,922	100.0%

The table above excludes $3.7 billion of investment grade and $19.6 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk. The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of March 31, 2007.

Creditor	Market Value
(Dollars in millions)
AT&T	$182.7
Citigroup	129.1
Conoco Phillips	127.0
American International Group	121.7
General Electric	119.7
Comcast	119.3
Bank of America	118.2
Wachovia	117.4
Goldman Sachs	115.4
PNC Financial Services	113.5

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

The Company generally considers a number of factors in determining whether the impairment is other than temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability of the Company to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other than temporary impairment. Although no set formula is used in this process, the investment performance, collateral position and continued viability of the issuer are significant measures considered.

The Company generally considers a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer. These include but are not limited to: available collateral, assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer. Once management has determined that a particular investment has suffered an other than temporary impairment, the asset is written down to its estimated fair value.

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

Unrealized Gains and Losses - Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2007, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other than temporary, including its ability and intent to hold the security until recovery. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. At March 31, 2007, the Company had an overall pretax net unrealized loss of $181.2 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at March 31, 2007, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$1,810,885	25.5%	$1,829,488	25.1%	$(18,603)	12.1%
>90 days but <= 180 days	200,225	2.8	204,401	2.8	(4,176)	2.7
>180 days but <= 270 days	31,213	0.4	32,189	0.4	(976)	0.6
>270 days but <= 1 year	26,292	0.4	27,061	0.4	(769)	0.5
>1 year but <= 2 years	4,542,545	63.7	4,643,840	63.9	(101,295)	66.1
>2 years but <= 3 years	350,683	4.9	365,629	5.0	(14,946)	9.8
>3 years but <= 4 years	144,490	2.0	152,954	2.1	(8,464)	5.5
>4 years but <= 5 years	109	0.0	132	0.0	(23)	0.0
>5 years	20,441	0.3	24,635	0.3	(4,194)	2.7
Total	$7,126,883	100.0%	$7,280,329	100.0%	$(153,446)	100.0%

The unrealized losses as of March 31, 2007, primarily relate to the rising interest rate environment experienced over the past several quarters. At March 31, 2007, securities with a market value of $20.6 million and $3.8 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $3.7 million of unrealized losses greater than five years. The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held by the Company at March 31, 2007, is presented in the following table.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
Agency Mortgages	$1,291,654	18.1%	$1,315,558	18.1%	$(23,904)	15.6%
Banking	588,367	8.3	599,216	8.2	(10,849)	7.1
Basic Industrial	225,179	3.2	233,983	3.2	(8,804)	5.8
Brokerage	220,694	3.1	223,301	3.1	(2,607)	1.7
Canadian Govt Agencies	10,922	0.2	11,044	0.2	(122)	0.1
Capital Goods	68,078	1.0	69,196	1.0	(1,118)	0.7
Communications	204,198	2.9	213,315	2.9	(9,117)	6.0
Consumer Cyclical	174,113	2.4	184,852	2.5	(10,739)	7.0
Consumer Noncyclical	171,571	2.4	176,306	2.4	(4,735)	3.1
Electric	715,968	10.0	739,056	10.2	(23,088)	15.0
Energy	129,388	1.8	134,142	1.8	(4,754)	3.1
Finance Companies	167,464	2.3	168,745	2.3	(1,281)	0.8
Insurance	303,823	4.3	308,274	4.2	(4,451)	2.9
Municipal Agencies	3,015	0.0	3,027	0.0	(12)	0.0
Natural Gas	345,239	4.8	360,457	5.0	(15,218)	9.9
Non-Agency Mortgages	1,911,731	26.9	1,928,493	26.5	(16,762)	10.9
Other Finance	204,500	2.9	211,226	2.9	(6,726)	4.4
Other Industrial	45,944	0.6	47,780	0.7	(1,836)	1.2
Other Utility	14,792	0.2	15,044	0.2	(252)	0.2
Technology	82,960	1.2	84,398	1.2	(1,438)	0.9
Transportation	193,112	2.7	197,932	2.7	(4,820)	3.1
U.S. Government	46,258	0.6	47,006	0.6	(748)	0.5
U.S. Govt Agencies	7,913	0.1	7,978	0.1	(65)	0.0
Total	$7,126,883	100.0%	$7,280,329	100.0%	$(153,446)	100.0%

The range of maturity dates for securities in an unrealized loss position at March 31, 2007 varies, with 10.5% maturing in less than 5 years, 23.7% maturing between 5 and 10 years, and 65.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position at March 31, 2007.

S&P or Equivalent Designation	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
AAA/AA/A	$4,918,054	69.0%	$4,987,161	68.5%	$(69,107)	45.0%
BBB	2,033,143	28.5	2,101,748	28.9	(68,605)	44.7
Investment grade	6,951,197	97.5	7,088,909	97.4	(137,712)	89.7
BB	87,725	1.2	95,458	1.3	(7,733)	5.1
B	77,920	1.1	83,518	1.1	(5,598)	3.6
CCC or lower	10,041	0.2	12,444	0.2	(2,403)	1.6
Below investment grade	175,686	2.5	191,420	2.6	(15,734)	10.3
Total	$7,126,883	100.0%	$7,280,329	100.0%	$(153,446)	100.0%

At March 31, 2007, securities in an unrealized loss position that were rated as below investment grade represented 2.5% of the total market value and 10.3% of the total unrealized loss. Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $14.6 million. Securities in an unrealized loss position rated less than investment grade were 0.6% of invested assets. The Company generally purchases its investments with the intent to hold to maturity. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated Market Value	% Market Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
	(Dollars in thousands)
<= 90 days	$23,091	13.1%	$23,629	12.4%	$(538)	3.4%
>90 days but <= 180 days	9,697	5.5	9,985	5.2	(288)	1.8
>180 days but <= 270 days	0	0.0	0	0.0	0	0.0
>270 days but <= 1 year	4,617	2.6	4,896	2.6	(279)	1.8
>1 year but <= 2 years	63,843	36.4	69,564	36.3	(5,721)	36.4
>2 years but <= 3 years	45,555	25.9	49,578	25.9	(4,023)	25.6
>3 years but <= 4 years	10,434	6.0	11,664	6.1	(1,230)	7.8
>4 years but <= 5 years	20	0.0	21	0.0	(1)	0.0
>5 years	18,429	10.5	22,083	11.5	(3,654)	23.2
Total	$175,686	100.0%	$191,420	100.0%	$(15,734)	100.0%

At March 31, 2007, below investment grade securities with a market value of $18.7 million and $3.3 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $16.5 million and $3.2 million of unrealized losses. The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other than temporary impairments and actual sales of investments. The Company did not record any pretax other than temporary impairments in its investments for the first three months of 2007 or 2006.

As previously discussed, the Company’s management considers several factors when determining other than temporary impairments. Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances. Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale. During the three months ended March 31, 2007, the Company sold securities in an unrealized loss position with a market value of $881.8 million resulting in a realized loss of $3.6 million. The securities were sold as a result of normal portfolio rebalancing activity and tax planning. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars in thousands)
<= 90 days	$747,705	99.3%	$(2,948)	97.9%
>90 days but <= 180 days	0	0.0	0	0.0
>180 days but <= 270 days	0	0.0	0	0.0
>270 days but <= 1 year	0	0.0	0	0.0
> 1 year	4,865	0.7	(64)	2.1
Total	$752,570	100.0%	$(3,012)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future. At March 31, 2007 and December 31, 2006, the Company's allowance for mortgage loan credit losses was $0.5 million and $0.5 million, respectively.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2007, approximately $551.6 million of the Company’s mortgage loans have this participation feature.

At March 31, 2007, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At March 31, 2007, the Company had policy liabilities and accruals of $16.2 billion. The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.76%.

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

The Company was committed at March 31, 2007, to fund mortgage loans in the amount of $1.1 billion. The Company held $1.1 billion in cash and short-term investments at March 31, 2007.

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

Capital Resources

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, has $525 million of non-recourse funding obligations outstanding at March 31, 2007, which bear a floating rate of interest and mature in 2037. These non-recourse funding obligations were issued under a surplus notes facility established with certain purchasers through which Golden Gate may issue up to an aggregate of $600 million of non-recourse funding obligations through June 2007.

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

As a result of the adoption of FIN 48, the company recorded a $24.5 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities (see Note 1 to the Consolidated Condensed Financial Statements for additional discussion).

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Non-recourse funding obligations(a)	$1,626,004	$35,805	$71,610	$71,610	$1,446,979
Stable value products(b)	5,984,529	1,622,432	1,984,895	1,172,055	1,205,147
Operating leases(c)	37,700	6,843	12,308	9,223	9,326
Home office lease(d)	105,668	4,525	9,050	9,050	83,043
Mortgage loan commitments	1,007,274	1,007,274
Liabilities related to variable interest entities(e)	33,950	1,305	2,826	3,089	26,730
Policyholder obligations(f)	18,632,299	1,229,910	2,143,335	2,291,723	12,967,331

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

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options and interest rate swaptions. The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”). The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in the Company's financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. At March 31, 2007, the Company had outstanding mortgage loan commitments of $1.1 billion at an average rate of 6.28%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the Consolidated Condensed Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005. Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”). The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products. The changes to Actuarial Guideline 38 affect only policies with an issue date of July 1, 2005 and later, and reduce the competitiveness and/or profitability of newly written ULSG products compared to traditional whole life or other high cash value insurance products or other products supported by relatively inexpensive capital (such as reinsurance of redundant reserves). To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment. The ability of the Company to implement such solutions is at least partially dependent on factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company and other factors. The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate. The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which will have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later. In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company. The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment. Under a short-term solution, NAIC guidance mandates that certain of these securities (meeting established criteria) may have to carry a lower rating for asset valuation reserve and risk based capital calculations. As a result, certain securities will receive a lower rating classification for asset valuation reserve and risk based capital calculations. The Company’s insurance subsidiaries currently invest in these securities. As of March 31, 2007, the Company (including both insurance and non-insurance subsidiaries) holds approximately $200 million (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, depending on evaluation of the underlying characteristics of the securities. This reporting change is expected to have an immaterial effect on the insurance subsidiaries’ capital and surplus position, but will increase the capital required to hold these assets. A working group of the NAIC made up of accounting, actuarial and investment parties continue to investigate so as to determine what the appropriate long-term capital treatment should be for these securities. The Company cannot predict what impact a change in this guidance may have.

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

The NAIC is currently in the process of reviewing amendment(s) to the Unfair Trade Practices Act regarding the use of travel in insurance underwriting. The most recent amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless such action is the result of the application of sound underwriting and actuarial principles related to actual or reasonably anticipated loss experience. The Company cannot predict what form the final proposal may take and therefore cannot predict what impact, if any, such changes would have to the Company.

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

In connection with the Company's discontinued Lender's Indemnity product, the Company has discovered facts and circumstances that support allegations by the Company against third parties (including policyholders), and the Company has instituted litigation to establish the rights and liabilities of the various parties; the Company has received at least one claim seeking to assert liability against the Company for policies for which premiums were not received by the Company, and the litigation encompasses such claims. In addition, the Company is defending a class action lawsuit relating to the calculation of certain benefits under the policies. Although the Company cannot predict the outcome of any litigation, the Company does not believe that the outcome of these matters will have a material impact on the financial condition or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4T. Controls and Procedures

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

(b)	Changes in internal control over financial reporting

As a result of the 2006 acquisitions of the Chase Insurance Group and Western General, the Company is in the process of making a number of significant changes in its internal controls over financial reporting beginning in the third quarter of 2006. The changes involve combining and centralizing the financial reporting process and the attendant personnel, and system changes. The Company expects this process to continue as we continue to integrate the new businesses into our existing corporate structure. Except as described above, no change in our internal control over financial reporting occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors and Cautionary Factors that may Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition, or future results of operations.

Item 6. Exhibits

Exhibit 10(a)
Amended and Restated Lease Agreement dated as of January 11, 2007, between Wachovia Development Company (an assignee of Wachovia Capital Investments, Inc.) and Protective Life Insurance Company filed as Exhibit 10(G)(4) to the Company’s Form S-1 filed April 23, 2007. (333-142293)

Exhibit 10(b)
Amended and Restated Investment and Participation Agreement dated as of January 11, 2007, between Protective Life Insurance Company and Wachovia Development Corporation (an assignee of Wachovia Capital Investments, Inc.) filed as Exhibit 10(G)(5) to the Company’s Form S-1 filed April 23, 2007. (333-142293).

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

Date: May 15, 2007  /s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and
Chief Accounting Officer
(Duly authorized officer)