Form 10-Q
period 2007-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2007-11-14
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or
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

Number of shares of Common Stock, $1.00 par value, outstanding as of November 13, 2007: 5,000,000 shares

PROTECTIVE LIFE INSURANCE COMPANY
Quarterly Report on Form 10-Q
For Quarter Ended September 30, 2007

INDEX

Part I.	Financial Information:
Item 1.	Financial Statements (unaudited):
Consolidated Condensed Statements of Income for the
Three and Nine Months ended September 30, 2007 and 2006
Consolidated Condensed Balance Sheets as of September 30, 2007
and December 31, 2006
Consolidated Condensed Statements of Cash Flows for the
Nine Months ended September 30, 2007 and 2006
Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

Part II.	Other Information:
Item 1A.	Risk Factors

Item 6.	Exhibits

Signature

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues
Premiums and policy fees	$675,559	$602,294	$2,024,303	$1,572,692
Reinsurance ceded	(367,700)	(331,259)	(1,158,480)	(866,638)
Net of reinsurance ceded	307,859	271,035	865,823	706,054
Net investment income	410,624	392,407	1,202,954	959,831
Realized investment (losses) gains:
Derivative financial instruments	(51,080)	(64,902)	31,502	(44,964)
All other investments	40,645	77,906	(13,978)	96,671
Other income	23,300	30,168	68,226	68,578
Total revenues	731,348	706,614	2,154,527	1,786,170
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded:
(three months: 2007 - $354,041; 2006 - $282,206
nine months: 2007 - $1,123,324; 2006 - $796,281)	500,305	488,295	1,421,066	1,173,841
Amortization of deferred policy acquisition costs and value of
business acquired	67,986	66,419	206,234	149,177
Other operating expenses, net of reinsurance ceded:
(three months: 2007 - $73,828; 2006 - $169,425
nine months: 2007 - $209,128; 2006 - $247,542)	74,766	80,100	223,507	171,827
Total benefits and expenses	643,057	634,814	1,850,807	1,494,845
Income before income tax	88,291	71,800	303,720	291,325
Income tax expense	28,067	25,760	104,440	102,777
Net income	$60,224	$46,040	$199,280	$188,548

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars In Thousands)
(Unaudited)
	September 30	December 31
	2007	2006
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2007 - $21,916,646; 2006 - $20,755,718)	$21,833,111	$20,923,891
Equity securities, at fair market value ( cost: 2007 - $17,154; 2006 - $73,237)	20,432	80,108
Mortgage loans	4,193,776	3,880,028
Investment real estate, net of accumulated depreciation (2007 - $260; 2006 - $5,482)	9,735	37,928
Policy loans	816,958	839,502
Other long-term investments	176,957	306,012
Short-term investments	1,090,543	1,366,467
Total investments	28,141,512	27,433,936
Cash	136,004	37,419
Accrued investment income	266,624	274,574
Accounts and premiums receivable, net of allowance for uncollectible amounts
(2007 - $3,155; 2006 - $3,386)	120,352	163,352
Reinsurance receivables	4,915,587	4,596,816
Deferred policy acquisition costs and value of business acquired	3,332,208	3,147,806
Goodwill	93,245	75,530
Property and equipment, net	41,827	38,640
Other assets	270,528	205,054
Income tax receivable	126,823	126,738
Assets related to separate accounts
Variable annuity	2,955,534	2,750,129
Variable universal life	354,070	307,863
Total assets	$40,754,314	$39,157,857
Liabilities
Policy liabilities and accruals	$16,978,611	$15,972,451
Stable value product account balances	4,988,787	5,513,464
Annuity account balances	8,882,935	8,958,089
Other policyholders' funds	352,436	328,136
Securities sold under repurchase agreement	144,200	16,949
Other liabilities	1,136,173	1,230,032
Deferred income taxes	431,020	381,851
Non-recourse funding obligations	1,175,000	425,000
Liabilities related to variable interest entities	0	20,395
Liabilities related to separate accounts
Variable annuity	2,955,534	2,750,129
Variable universal life	354,070	307,863
	37,398,766	35,904,359
Commitments and contingent liabilities - Note 3
Shareowners' equity
Preferred Stock; $1 par value, shares authorized: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value, shares authorized: 5,000,000	5,000	5,000
Additional paid-in-capital	1,114,269	1,114,269
Note receivable from PLC Employee Stock Ownership Plan	(1,445)	(1,995)
Retained earnings	2,301,570	2,100,404
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax:
(2007 - $(28,190) ; 2006 - $22,811)	(48,752)	41,772
Accumulated gain (loss) - hedging, net of income tax: (2007 - $(8,377); 2006 - $(3,299))	(15,096)	(5,954)
Total shareowners' equity	3,355,548	3,253,498
	$40,754,314	$39,157,857

PROTECTIVE LIFE INSURANCE COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities
Net income	$199,280	$188,548
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(20,414)	(51,707)
Amortization of deferred policy acquisition costs and value of business acquired	206,234	149,177
Capitalization of deferred policy acquisition costs	(311,065)	(313,126)
Depreciation expense	8,016	9,450
Deferred income tax	114,326	(26,270)
Accrued income tax	(160)	156,266
Interest credited to universal life and investment products	753,170	631,131
Policy fees assessed on universal life and investment products	(423,823)	(342,255)
Change in reinsurance receivables	(318,771)	(353,559)
Change in accrued investment income and other receivables	50,950	(3,820)
Change in policy liabilities and other policyholders' funds of traditional life
and health products	235,367	554,601
Trading securities:
Maturities and principal reductions of investments	292,454	73,668
Sale of investments	1,579,938	1,960,181
Cost of investments acquired	(1,965,075)	(1,720,075)
Other net change in trading securities	207,706	(60,065)
Change in other liabilities	95,268	64,393
Other, net	(139,396)	5,197
Net cash provided by operating activities	564,005	921,735
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments:
Fixed maturities	1,003,178	875,856
Equity securities	0	0
Sale of investments:
Fixed maturities	1,663,387	3,859,841
Equity securities	61,547	3,627
Cost of investments acquired:
Fixed maturities	(3,671,790)	(4,295,741)
Equity securities	(1,752)	(3,343)
Mortgage loans:
New borrowings	(684,491)	(722,318)
Repayments	367,475	357,627
Change in investment real estate, net	33,502	34,070
Change in policy loans, net	22,544	3,616
Change in other long-term investments, net	(7,159)	11,738
Change in short-term investments, net	35,069	(299,354)
Purchase of property and equipment	(12,422)	(4,610)
Payments for business acquisitions, net of cash acquired	0	(567,180)
Net cash used in investing activities	(1,190,912)	(746,171)
Cash flows from financing activities
Payments on liabilities related to variable interest entities	(20,395)	(6,848)
Issuance of non-recourse funding obligations	750,000	125,000
Capital contributions	0	160,000
Net proceeds from securities sold under repurchase agreements	127,251	0
Investments product deposits and change in universal life deposits	2,739,113	1,808,908
Investment product withdrawals	(2,773,473)	(2,231,996)
Other financing activities, net	(97,004)	(77,703)
Net cash provided by (used in) financing activities	725,492	(222,639)
Change in cash	98,585	(47,075)
Cash at beginning of period	37,419	52,086
Cash at end of period	$136,004	$5,011

PROTECTIVE LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company and subsidiaries (the “Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.  The Company is a wholly owned subsidiary of Protective Life Corporation ("PLC").

Accounting Pronouncements Recently Adopted

Statement of Position 05-1.  Effective January 1, 2007, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract.  Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized deferred policy acquisition costs (“DAC”), unearned revenue, and deferred sales charges must be written off.  The Company recorded no cumulative effect adjustment related to this adoption and does not expect it to have a material impact on its ongoing financial position or results of operations.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.  SFAS 155 (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest only (IO) strips and principal only (PO) strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended), to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS 155 resulted in a positive cumulative effect adjustment to opening retained earnings of approximately $2.0 million ($1.3 million net of taxes), related to the Company’s equity indexed annuity product line.

FASB Interpretation No. 48.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 prescribes a recognition threshold and measurement, attribute for the financial statement recognition, measurement and disclosure of an income tax position taken or expected to be taken in an income tax return.  Additionally, this interpretation requires, in order for the Company to recognize a benefit in its financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax return position.  In making this analysis, the Company must assume that the taxing authority is fully informed of all of the facts regarding this issue.  Furthermore, new disclosures regarding the effect of the accounting for uncertain tax positions on the financial statements will be required.

As a result of the implementation of FIN 48, the Company recognized a $0.6 million decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.  The Company’s liability for all unrecognized income tax benefits as of January 1, 2007, was $21.4 million.  If recognized, approximately $3.2 million would be recorded as a component of income tax expense.  Using information available as of September 30, 2007, the Company does not believe that any unrecognized tax benefits will be recognized due to the expiration of the relevant statute of limitations.

Any accrued interest and penalties related to unrecognized tax benefits have been included in income tax expense.  The Company had approximately $4.0 million of accrued interest associated with unrecognized tax benefits as of January 1, 2007.

There has been no significant change to the Company’s unrecognized income tax benefits position as of September 30, 2007.  During the quarter ended September 30, 2007, the Company released approximately $2.6 million of previously unrecognized tax benefits (including accrued interest), an amount which is immaterial to the Company's financial statements, as a result of the closing of the statute of limitations for the 2003 tax year. The Company’s 2004 through 2006 income tax returns remain open to examination by the Internal Revenue Service and major state income taxing jurisdictions.

Accounting Pronouncements Not Yet Adopted

SFAS No. 157 - Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008.  The Company is currently evaluating the impact, if any, that SFAS 157 will have on its consolidated results of operations and financial position.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This standard permits entities to choose to measure eligible financial assets and financial liabilities at fair value.  SFAS 159 is effective for the Company beginning January 1, 2008.  The Company has not yet made a decision as to whether or not it will elect the fair value option for any financial assets or financial liabilities. As a result, the Company does not know what impact, if any, that SFAS 159 will have on its consolidated results of operations and financial position.

Statement of Position 07-1.  In September 2007, the AcSEC issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide (“AAG”), Investment Companies.  In addition, for such entities, SOP 07-1 provides guidance concerning whether specialized industry accounting principles as set forth in the AAG should be applied by a parent company in consolidation or by an equity method investor in an investment company.  The effective date of SOP 07-1 is not clear at this point as the FASB decided to issue a proposed FASB Staff Position that would indefinitely defer the effective date.  The Company is currently evaluating the impact, if any, that SOP 07-1 would have on its consolidated results of operations and financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.  Included in these reclassifications is a change in the Consolidated Condensed Statement of Cash Flows to remove the effects of policy fees assessed on universal life and investment products from financing activities.  While this had no effect on total cash flow, for the nine months ended September 30, 2006, net cash provided by operating activities was decreased and net cash provided by financing activities was increased by $342.3 million.

2.           NON-RECOURSE FUNDING OBLIGATIONS

Non-Recourse Funding Obligations

In July 2007, Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by the Company, issued $575 million in aggregate principal amount of floating rate surplus notes due July 15, 2052 (the “Notes”).  Golden Gate II has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount of surplus notes (including the Notes).  The Notes are direct financial obligations of Golden Gate II and were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), as clarified by Actuarial Guideline 38 (commonly known as “AXXX”).

Golden Gate II has reinsured from the Company certain universal life insurance policies with secondary guarantees on a combination coinsurance and modified coinsurance basis.  The Notes were sold for deposit into certain Delaware trusts (the “Trusts”) that issued money market securities and term securities that reset relating to money market securities after a specified period (the “Securities”).  The holders of Notes cannot require repayment from the Company, its parent or any of their affiliates, other than Golden Gate II, the direct issuer of the Notes. PLC, the Company parent, has agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which Protective Life is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.  PLC’s obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the Notes.

Golden Gate II will pay interest on the principal amount of the Notes on a monthly basis, subject to regulatory approval.  Any payment principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of Golden Gate II’s licensing order and in accordance with applicable law.  The holders of the Notes have no rights to accelerate payment of principal on the Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant.  Golden Gate II reserves the right to repay the Notes at any time, subject to the terms of the Notes and prior regulatory approval.

Including the Golden Gate II notes mentioned above, the Company (including wholly owned and consolidated subsidiaries) has issued a total of $750 million of non–recourse funding obligations during the first nine months of 2007, bringing the total amount outstanding to $1.175 billion as of September 30, 2007.  The following table shows the non-recourse funding obligations outstanding as of September 30, 2007, listed by issuer:

			Year to Date
			Weighted Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars in Thousands)
Golden Gate Captive Insurance Company	$600,000	2037	6.90%
Golden Gate II Captive Insurance Company	575,000	2052	6.00%
Total	$1,175,000

3.           COMMITMENTS AND CONTINGENT LIABILITIES

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies.  The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.  Most of these laws provide, however, that an assessment may be excused or deferred if it would threaten an insurer's own financial strength.

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

4.           STOCK-BASED COMPENSATION

Performance shares awarded during the first nine months of 2007 and 2006, and their estimated fair value at grant date are as follows:

Year	Performance	Estimated	Year	Performance	Estimated
Awarded	Shares	Fair Value	Awarded	Shares	Fair Value
(Dollars in Thousands, Except Share Amounts)
2007	64,700	$2,800	2006	135,280	$6,500

The criteria for payment of 2007 performance awards is based primarily upon a comparison of the Company’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies.  If PLC’s results are below the median of the comparison group (40th percentile for 2007 awards), no portion of the award is earned.  If PLC’s results are at or above the 90th percentile, the award maximum is earned.  Awards are paid in shares of Company Common Stock.

During 2007, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock.  The SARs are exercisable in four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of PLC) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted-average base price for the first nine months of 2007 is as follows:

	Weighted-Average	Number of
	Base Price	SARs
Balance at December 31, 2006	$29.33	1,155,946
SARs granted	43.50	224,400
SARs exercised	(24.96)	(116,142)
Balance at September 30, 2007	$32.25	1,264,204

The SARs issued in 2007 had estimated fair values at grant date of $2.5 million.  The fair value of the 2007 SARs was estimated using a Black-Scholes option pricing model.  The assumptions used in the pricing model varied depending on the vesting period of the awards.  Assumptions used in the model for the 2007 SARs were as follows:  expected volatility ranged from 16.2% to 31.0%, the risk-free interest rate ranged from 4.2% to 4.6%, a dividend rate of 1.9%, a zero forfeiture rate, and the expected exercise date ranged from 2012 to 2015.  PLC will pay an amount in stock equal to the difference between the specified base price of the Company’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2007, PLC issued 30,250 restricted stock units at a fair value of $43.46 per unit.  These awards, with a total fair value of $1.3 million, vest over a four year period.

5.	DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Thousands)
Service cost - Benefits earned during the period	$2,016	$2,407	$6,657	$6,709
Interest cost on projected benefit obligations	2,169	1,713	7,163	6,371
Expected return on plan assets	(2,405)	(1,847)	(7,943)	(7,619)
Amortization of prior service cost	46	35	152	153
Amortization of actuarial losses	699	719	2,309	2,765
Net periodic benefit cost	$2,525	$3,027	$8,338	$8,379

PLC previously disclosed in its financial statements for the year ended December 31, 2006, that it expected that no funding would be required in 2007.  PLC has not yet determined the amount, if any, that it will contribute to its defined benefit pension plan during 2007.  As of September 30, 2007, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, PLC provides limited healthcare benefits and life insurance benefits to eligible retirees who are not yet eligible for Medicare.  The cost of these plans for the nine months ended September 30, 2007 and 2006 was immaterial to PLC’s financial position.

6.           COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars In Thousands)
Net income	$60,224	$46,040	$199,280	$188,548
Change in net unrealized gains on investments, net of income tax:
(three months: 2007 - $32,692; 2006 - $111,077
nine months: 2007 - $(46,947); 2006 - $(21,365))	60,381	210,048	(85,965)	(43,182)
Change in accumulated gain-hedging, net of income tax:
(three months: 2007 - $(4,303); 2006 - $(7,844)
nine months: 2007 - $(5,251); 2006 - $(6,272))	(7,753)	(14,696)	(9,461)	(11,745)
Reclassification adjustment for investments amounts included in net income, net of tax:
(three months: 2007 - $(622); 2006 - $(4,304)
nine months: 2007 - $(2,490); 2006 - $(4,785))	(1,148)	(8,139)	(4,559)	(9,670)
Reclassification adjustment for hedging amounts included in
net income, net of income tax:
(three months: 2007 - $278; 2006 - $0
nine months: 2007 - $177; 2006 - $0)	500	0	319	0
Comprehensive income	$112,204	$233,253	$99,614	$123,951

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

•
The Stable Value Products segment sells guaranteed funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Additionally, the segment markets guaranteed investment contracts to 401(k) and other qualified retirement savings plans.

•
The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets a guaranteed asset protection product and an inventory protection product.

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

The Company uses the same accounting policies and procedures to measure segment operating income and assets as it uses to measure its consolidated net income and assets.  Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income.  Segment operating income represents the basis on which the performance of the Company’s business is internally assessed by management.  Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment.  Net investment income is allocated based on directly related assets required for transacting the business of that segment.  Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment.  Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions.

The following tables summarize financial information for the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars In Thousands)
Revenues
Life Marketing	$237,023	$201,039	$659,863	$553,334
Acquisitions	221,430	249,547	680,582	451,503
Annuities	79,961	67,894	230,445	198,307
Stable Value Products	73,168	85,255	224,589	245,694
Asset Protection	84,425	85,593	243,154	229,508
Corporate and Other	35,341	17,286	115,894	107,824
Total revenues	$731,348	$706,614	$2,154,527	$1,786,170
Segment Operating Income (Loss)
Life Marketing	$38,331	$39,576	$122,730	$132,399
Acquisitions	30,375	32,060	93,438	70,924
Annuities	5,934	4,932	17,289	15,070
Stable Value Products	13,107	10,429	37,648	34,573
Asset Protection	7,527	(14,893)	21,601	2,331
Corporate and Other	3,617	(8,525)	4,284	4,187
Total Operating Income (Loss)	98,891	63,579	296,990	259,484
Realized investment gains (losses) - investments(1)	40,600	71,527	(22,905)	75,249
Realized investment gains (losses) - derivatives(2)	(51,200)	(63,306)	29,635	(43,408)
Income tax expense	(28,067)	(25,760)	(104,440)	(102,777)
Net income	$60,224	$46,040	$199,280	$188,548

(1) Realized investment gains (losses) - investments	$40,645	$77,906	$(13,978)	$96,671
Less: Participating income from real estate ventures	0	0	6,857	13,494
Less: Related amortization of DAC	45	6,379	2,070	7,928
	$40,600	$71,527	$(22,905)	$75,249

(2) Realized investment gains (losses) - derivatives	$(51,080)	$(64,902)	$31,502	$(44,964)
Less: Settlements on certain interest rate swaps	(73)	212	69	231
Less: Derivative losses related to certain annuities	193	(1,808)	1,798	(1,787)
	$(51,200)	$(63,306)	$29,635	$(43,408)

The following tables summarize asset information attributable to the Company’s segments.  Asset adjustments incorporate the inclusion of assets related to discontinued operations.  Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or shareowners' equity.

	Operating Segment Assets
	September 30, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,538,168	$11,177,547	$7,655,602	$4,978,761
Deferred policy acquisition costs and value of business acquired	2,040,015	989,974	212,934	16,947
Goodwill	0	45,408	0	0
Total assets	$11,578,183	$12,212,929	$7,868,536	$4,995,708

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,373,556	$2,580,864	$24,363	$37,328,861
Deferred policy acquisition costs and value of business acquired	70,018	2,320	0	3,332,208
Goodwill	47,837	0	0	93,245
Total assets	$1,491,411	$2,583,184	$24,363	$40,754,314

	Operating Segment Assets
	December 31, 2006
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,027,379	$11,841,461	$6,947,649	$5,369,107
Deferred policy acquisition costs and value of business acquired	1,842,813	1,022,369	164,675	16,603
Goodwill	0	32,008	0	0
Total assets	$9,870,192	$12,895,838	$7,112,324	$5,385,710

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$860,844	$2,782,346	$33,545	$35,862,331
Deferred policy acquisition costs and value of business acquired	149,662	23,874	0	3,219,996
Goodwill	43,522	0	0	75,530
Total assets	$1,054,028	$2,806,220	$33,545	$39,157,857

8.	GOODWILL

During 2007, the Company increased its goodwill balance by approximately $13.4 million and $4.3 million, respectively, related to the acquisition of the Chase Insurance Group and Western General. Both of these acquisitions occurred during the third quarter of 2006.  As of September 30, 2007, the Company had an aggregate goodwill balance of $93.2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Protective Life Insurance Company and its subsidiaries (“the Company”) and should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K.  This MD&A contains detailed information that will assist in understanding our consolidated condensed financial statements and the Company’s results and financial condition.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

This report reviews the Company’s financial condition and results of operations including its liquidity and capital resources.  Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed.  Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning.  Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and the Company cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

For a more complete understanding of the Company’s business and its current period results, please read the following MD&A in conjunction with the Company’s latest Annual Report on Form 10-K and other filings with the United States Securities and Exchange Commission (the “SEC”).

OVERVIEW

The Company is a wholly owned subsidiary of Protective Life Corporation ("PLC"), an insurance holding company whose common stock is traded on the New York Stock Exchange under the symbol "PL".  Founded in 1907, the Company is the largest operating subsidiary of PLC.  The Company provides financial services through the production, distribution, and administration of insurance and investment products.

The Company operates several business segments each having a strategic focus.  An operating segment is generally distinguished by products and/or channels of distribution.  The Company's operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection.  The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.  The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and makes adjustments to its segment reporting as needed.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect the Company's future results include, but are not limited to, general economic conditions and the following known trends and uncertainties: we are exposed to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations; we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability; a ratings downgrade could adversely affect our ability to compete; our policy claims fluctuate from period to period resulting in earnings volatility; our results may be negatively affected should actual experience differ from management's assumptions and estimates; the use of reinsurance introduces variability in our statements of income; we could be forced to sell investments at a loss to cover policyholder withdrawals; interest rate fluctuations could negatively affect our spread income or otherwise impact our business; equity market volatility could negatively impact our business; insurance companies are highly regulated and subject to numerous legal restrictions and regulations; changes to tax law or interpretations of existing tax law could adversely affect the Company and its ability to compete with non-insurance products or reduce the demand for certain insurance products; financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments; publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny; our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; our investments are subject to market and credit risks; we may not realize our anticipated financial results from our acquisitions strategy; we may not be able to achieve the expected results from our recent acquisition; we are dependent on the performance of others; our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us; computer viruses or network security breaches could affect our data processing systems or those of our business partners and could damage our business and adversely affect our financial condition and results of operations; our ability to grow depends in large part upon the continued availability of capital; new accounting rules or changes to existing accounting rules could negatively impact us; our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses; and credit market volatility or the inability to access capital markets could adversely impact the Company’s financial condition or results from operations.  Please refer to Exhibit 99 about these factors that could affect future results.

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

RESULTS OF OPERATIONS

In the following discussion, segment operating income is defined as income before income tax, excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures).  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income.  Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of the Company’s business is internally assessed.  Although the items excluded from segment operating income may be significant components in understanding and assessing the Company’s overall financial performance, management believes that segment operating income enhances an investor’s understanding of the Company’s results of operations by highlighting the income (loss) attributable to the normal, recurring operations of the Company’s business.  However, segment operating income should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“U.S. GAAP”) net income.  In addition, the Company’s segment operating income measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$38,331	$39,576	(3.1)%	$122,730	$132,399	(7.3)%
Acquisitions	30,375	32,060	(5.3)	93,438	70,924	31.7
Annuities	5,934	4,932	20.3	17,289	15,070	14.7
Stable Value Products	13,107	10,429	25.7	37,648	34,573	8.9
Asset Protection	7,527	(14,893)	150.5	21,601	2,331	826.7
Corporate and Other	3,617	(8,525)	142.4	4,284	4,187	2.3
Total segment operating income (loss)	98,891	63,579	55.5	296,990	259,484	14.5
Realized investment gains (losses) - investments(1)	40,600	71,527		(22,905)	75,249
Realized investment gains (losses) - derivatives(2)	(51,200)	(63,306)		29,635	(43,408)
Income tax expense	(28,067)	(25,760)		(104,440)	(102,777)
Net income	$60,224	$46,040	30.8	$199,280	$188,548	5.7

(1) Realized investment gains (losses) - investments	$40,645	$77,906		$(13,978)	$96,671
Less: Participating income from real estate ventures	0	0		6,857	13,494
Less: Related amortization of DAC	45	6,379		2,070	7,928
	$40,600	$71,527		$(22,905)	$75,249

(2) Realized investment gains (losses) - derivatives	$(51,080)	$(64,902)		$31,502	$(44,964)
Less: Settlements on certain interest rate swaps	(73)	212		69	231
Less: Derivative gains/(losses) related to certain annuities	193	(1,808)		1,798	(1,787)
	$(51,200)	$(63,306)		$29,635	$(43,408)

Net income increased 30.8% and 5.7%, respectively for the third quarter and first nine months of 2007, compared to the same periods of 2006. These reflect the segment operating income increases of 55.5% and 14.5%, respectively for the third quarter and first nine months of 2007, compared to the same periods of 2006.  The increase in the third quarter amount was primarily the result of bad debt charges of $26.0 million in the third quarter of 2006 in the Asset Protection segment and a $9.0 million charge recorded in the third quarter of 2006 to strengthen reserves in the Corporate and Other segment.

The two largest items contributing to the year-to-date increase were a $22.5 million increase in operating earnings in the Acquisitions segment resulting primarily from the prior year acquisition of the Chase Insurance Group and a $27.1 million bad debt charge that occurred during 2006 in the Asset Protection segment.  These favorable items were partially offset by $14.4 million of DAC unlocking in the Life Marketing segment that occurred in the second quarter of 2006.  Net realized investment gains were $6.7 million for the first nine months of 2007 compared to $31.8 million for the same period of 2006, a decrease of $25.1 million.

The Life Marketing segment operating income was $38.3 million and $122.7 million for the current quarter and year-to-date, respectively, representing a quarterly decrease of 3.1% and a year-to-date decrease of 7.3% compared to the same periods of the prior year.  The year-to-date decrease was primarily due to $14.1 million of DAC unlocking that occurred in the second quarter of 2006 and the impact of securitizing a large block of universal life policies which results in less investment income being allocated to the segment.  Offsetting these items was an estimated favorable mortality impact on earnings of $11.0 million, which was approximately $9.2 million more favorable than the estimated mortality impact on earnings for the same period of 2006.

The decrease in the Acquisitions segment’s operating income for the current quarter was due primarily to unfavorable mortality, while the year-to-date increase was due to the acquisition of the Chase Insurance Group completed in the third quarter of 2006.  This acquisition contributed $40.0 million to the Acquisition segment’s operating income for the first nine months of 2007, compared to $12.9 million in the first nine months of 2006.

Favorable results in the market value adjusted annuity line, partially offset by unfavorable mortality results in the single premium immediate annuity line, resulted in a 20.3% and 14.7% increase in operating income for the Annuities segment, respectively, for the third quarter and first nine months of 2007.  A general improvement in the equity markets and increasing account balances contributed to the increase in operating earnings during the first nine months of 2007 for the segment.

Declines in average account values offset by increases in operating spreads resulted in increases in operating income of 25.7% and 8.9% for the third quarter and first nine months of 2007, respectively, in the Stable Value Products segment compared to the same periods of 2006.

The Asset Protection segment’s operating income increases of 150.5% and 826.7% for the third quarter and first nine months of 2007, respectively, were primarily the result of bad debt charges of $26.0 million in the third quarter of 2006 and $27.1 million in the first nine months of 2006.  These charges related to the Lenders Indemnity product line the Company is no longer marketing.  Favorable results from the service contract line are also contributing to the increase in operating earnings and are partially offset by unfavorable results from other product lines.

The increase in operating income for the Corporate and Other segment in the third quarter of 2007 compared to the same period of 2006 was primarily the result of a $9.0 million charge recorded in the third quarter of 2006 to strengthen reserves related to the discontinued Residual Value line and the impact of securitizing a large block of universal life policies in the Life Marketing segment, which results in more investment income being allocated to the Corporate and Other segment.

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

Life Marketing

The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.  Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$360,450	$327,355	10.1%	$1,067,759	$978,215	9.2%
Reinsurance ceded	(203,285)	(206,269)	(1.4)	(650,601)	(652,048)	(0.2)
Net premiums and policy fees	157,165	121,086	29.8	417,158	326,167	27.9
Net investment income	79,220	79,718	(0.6)	241,506	227,824	6.0
Other income	638	235	171.5	1,199	(657)	282.5
Total operating revenues	237,023	201,039	17.9	659,863	553,334	19.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	182,010	147,213	23.6	483,486	405,544	19.2
Amortization of deferred policy
acquisition costs	27,807	21,688	28.2	82,069	42,791	91.8
Other operating expenses	(11,125)	(7,438)	49.6	(28,422)	(27,400)	3.7
Total benefits and expenses	198,692	161,463	23.1	537,133	420,935	27.6
OPERATING INCOME	38,331	39,576	(3.1)	122,730	132,399	(7.3)
INCOME BEFORE INCOME TAX	$38,331	$39,576	(3.1)	$122,730	$132,399	(7.3)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$36,326	$39,552	(8.2)%	$113,773	$112,761	0.9%
Universal life	24,761	13,028	90.1	57,473	60,625	(5.2)
Variable universal life	1,826	1,697	7.6	5,835	4,610	26.6
	$62,913	$54,277	15.9	$177,081	$177,996	(0.5)
Sales By Distribution Channel
Brokerage general agents	$35,919	$33,733	6.5	$107,008	$104,556	2.3
Independent agents	11,461	7,814	46.7	30,418	30,830	(1.3)
Stockbrokers / banks	9,651	7,116	35.6	27,596	28,765	(4.1)
BOLI / other	5,882	5,614	4.8	12,059	13,845	(12.9)
	$62,913	$54,277	15.9	$177,081	$177,996	(0.5)
Average Life Insurance In-force(1)
Traditional	$433,419,956	$386,005,768	12.3	$425,693,626	$374,636,645	13.6
Universal life	52,838,057	50,801,493	4.0	52,466,246	50,032,713	4.9
	$486,258,013	$436,807,261	11.3	$478,159,872	$424,669,358	12.6
Average Account Values
Universal life	$4,989,775	$4,812,312	3.7	$4,957,023	$4,716,066	5.1
Variable universal life	339,523	280,608	21.0	331,608	270,519	22.6
	$5,329,298	$5,092,920	4.6	$5,288,631	$4,986,585	6.1
Mortality Experience(2)	$6,923	$5,950		$15,874	$5,910

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

Operating income declined 3.1% and 7.3% from the third quarter and first nine months of 2006, respectively.  The third quarter decline is primarily due to lower allocated investment income in relation to interest credited to policyholders. The year-to-date decrease is primarily the result of $14.1 million of DAC unlocking that occurred in the second quarter of 2006 and the impact of securitizing a large block of universal life policies which results in less investment income being allocated to the segment. Offsetting these items was an estimated favorable mortality impact on earnings of $11.0 million, which was approximately $9.2 million more favorable than the estimated mortality impact on earnings for the same period of 2006.

Total revenues increased 17.9% and 19.3% for the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.  These increases are the result of growth of life insurance in-force and average account values, and are partially offset by higher benefits and settlement expenses (23.6% and 19.2% higher for the third quarter and first nine months of 2007, respectively, as compared to the same periods of 2006).

Net premiums and policy fees grew by 29.8% in the current quarter and by 27.9% year-to-date due in part to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.  Beginning in the third quarter of 2005, the Company reduced its reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of its newly written traditional life products (products written during the third quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  The Company’s maximum retention level for newly issued universal life products is generally $750,000 or $1,000,000.

Net investment income in the segment decreased 0.6% for the quarter and increased 6.0% year-to-date.  The third quarter decrease is the result of securitizing a large block of universal life (AXXX) policies which results in less investment income being allocated to the segment, offset by growth in the segment’s underlying block of business.  The year-to-date increase reflects the growth of the segment assets caused primarily by the increase in universal life (AXXX) reserves.

Benefits and settlement expenses were 23.6% and 19.2% higher than the third quarter and first nine months of 2006, respectively, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partially offset year-to-date by favorable fluctuations in mortality experience.  The gross mortality variance (actual results compared to pricing) for the third quarter and first nine months of 2007 was $1.0 million and $10.0 million more favorable, respectively, than the same periods of 2006. The estimated mortality impact on earnings for the third quarter and first nine months of 2007 was a favorable $4.0 million and a favorable $11.0 million, respectively, which was approximately $0.5 million and $9.2 million more favorable, respectively, than estimated mortality impact on earnings for the same periods of 2006.

The increase in DAC amortization for the third quarter and first nine months of 2007 compared to the prior year was primarily due to growth in the block of business and the related impact of a reduced reliance on reinsurance. In addition, during the second quarter of 2006, an evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed by the Company on its West Coast Life UL product during the second quarter of 2006.  As a result of this review, assumptions were updated based on actual experience and/or expectations for the future.  This change in assumptions and resulting adjustment to DAC, referred to as “unlocking”, resulted in a favorable adjustment of approximately $14.0 million, contributing to the year-to-date increase.

Other operating expenses for the segment were as follows. Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period. Such reclassifications had no effect on previously reported total operating expenses.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
First year commissions	$69,863	$56,048	24.6%	$198,715	$191,596	3.7%
Renewal commissions	8,988	9,722	(7.5)	27,092	27,052	0.1
Marketing company commissions	7	3,164	(99.8)	317	1,494	(78.8)
First year ceding allowances	(4,731)	(7,133)	(33.7)	(13,575)	(32,847)	(58.7)
Renewal ceding allowances	(54,497)	(53,156)	2.5	(167,092)	(154,571)	8.1
General & administrative	43,759	42,441	3.1	136,616	128,813	6.1
Taxes, licenses and fees	8,493	6,850	24.0	24,666	21,027	17.3
Other operating expenses incurred	71,882	57,936	24.1	206,739	182,564	13.2
Less: Commissions, allowances & expenses
capitalized	(83,007)	(65,374)	27.0	(235,161)	(209,964)	12.0
Total operating expenses	$(11,125)	$(7,438)	49.6	$(28,422)	$(27,400)	3.7

The Company utilizes reinsurance for most of its products, with the terms of the reinsurance agreed upon before products are made available for sale.  The Company determines its pricing and analyzes its financial performance, on a net of reinsurance basis with the objective of achieving an attractive return on investment for its shareholders.  Generally, on policies utilizing traditional reinsurance, the Company’s profits emerge as a level percentage of premiums for SFAS No. 60, Accounting and Reporting by Insurance Enterprises, products and as a level percentage of estimated gross profits for SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments products.  Under both SFAS 60 and 97, the amount of earnings and investment will vary with the utilization of reinsurance.  In addition, the utilization of reinsurance can cause fluctuations in individual income and expense line items from year-to-year.  Consideration of all components of the segment’s income statement, including amortization of DAC, is required to assess the impact of reinsurance on segment operating income.

Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition and other costs incurred by the direct writer of the business.  The amount and timing of these allowances are negotiated by the Company and each reinsurer.  The Company receives allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual operating expenses incurred by the Company.  First year commissions paid by the Company may be higher than first year allowances paid by the reinsurer, and reinsurance allowances may be higher in later years than renewal commissions paid by the Company.  However, the pattern of reinsurance allowances does not impact the pattern of earnings from year-to-year.  While the recognition of reinsurance allowances is consistent with U.S. GAAP, non-deferred allowances often exceed the segment’s non-deferred direct costs, causing net other operating expenses to be negative.  However, consistent with SFAS 60 and SFAS 97, fluctuations in non-deferred allowances tend to be offset by changes in DAC amortization with the resulting profits generally emerging as a level percentage of premiums for SFAS 60 products and as a level percentage of estimated gross profits for SFAS 97 products.

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

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Allowances received	$59,228	$60,289	(1.8)%	$180,667	$187,418	(3.6)%
Less: Amount deferred	(25,617)	(28,151)	(9.0)	(80,428)	(89,816)	(10.5)
Allowances recognized (reduction in other
operating expenses)	$33,611	$32,138	4.6	$100,239	$97,602	2.7

Non-deferred reinsurance allowances of $33.6 million and $32.1 million were recognized in the third quarters of 2007 and 2006, respectively, resulting in reductions in operating expenses by these amounts in the same periods.  Non-deferred reinsurance allowances increased 4.6% and 2.7% in the third quarter and first nine months of 2007 compared to the same periods of 2006, respectively, primarily as the result of increases in the Company’s life insurance in-force.

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

The amounts of ceded premium paid by the Company and allowances reimbursed by the reinsurer are reflected in the table below:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Ceded premiums	$203,285	$206,269	(1.4)%	$650,601	$652,048	(0.2)%
Allowances received	59,228	60,289	(1.8)	180,667	187,418	(3.6)
Net ceded premiums	$144,057	$145,980	(1.3)	$469,934	$464,630	1.1

The net ceded premium decreased 1.3% and increased 1.1% in the third quarter and first nine months of 2007, respectively, compared to the same periods of the prior year, primarily due to decreases in allowances received.  The Company’s move during 2005 to reduce its reliance on reinsurance by entering into a securitization structure to fund certain statutory reserves will ultimately result in a reduction in both ceded premiums and reinsurance allowances received.  As reinsurance allowances tend to be highest in the first year of a policy and subsequently decline, for a period of time, the decrease in allowances received will outpace the decrease in ceded premiums, resulting in an increase in net ceded premiums.

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

Other operating expenses decreased in both the third quarter and first nine months of 2007 compared to the prior year.  These decreases relate to the impact of the de-emphasis of one and sales of two other direct marketing subsidiaries during 2007.  The impact of these events contributed a $9.7 million decrease during the third quarter and an $8.9 million increase for the first nine months of 2007, respectively, compared to the same periods in the prior year.

As noted above, the Company has reduced its reliance on reinsurance for newly written traditional life products by moving towards a securitization structure under which profitability is not expected to emerge immediately after the business is written.  In addition, older, more profitable traditional life policies continue to run off in the ordinary course.  These two factors combined with financing costs in connection with the securitization structure and the Company’s pricing actions to remain competitive in the market are expected to put pressure on the profitability of this segment. The Company analyzes and monitors the credit worthiness of each of its reinsurance partners to ensure collectability and minimize collection issues.

The methodology for accounting for the impact of reinsurance on the Life Marketing segment is determined by whether the specific products are subject to SFAS 60 or SFAS 97.  The Company’s traditional insurance products (term insurance) are subject to SFAS 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement.  Ceded premiums are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company.  Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period.  Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over time, allowances in excess of the “ultimate” or final level allowance are capitalized.  Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of DAC.  Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.  Assumptions related to future lapses, mortality and interest are based on the initial pricing of the products.

The Company’s UL, variable universal life, and BOLI products are subject to SFAS 97 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement.  Ceded premiums on SFAS 97 products reduce premiums and policy fees recognized by the Company.  Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized at the end of the applicable valuation period.  Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses.  Since reinsurance treaties typically provide for allowance percentages that decrease over time, allowances in excess of the “ultimate” or final level allowance are capitalized.  Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits according to SFAS 97.  Unlike with SFAS 60 products, assumptions for SFAS 97 regarding mortality, lapses, and interest are continuously reviewed and may be periodically changed.  These changes will result in “unlocking” which change the balance in the ceded deferred amortization cost and can affect the amortization of DAC. Ceded unearned revenue liabilities are also amortized based on expected gross profits.  Assumptions for SFAS 97 products are based on the best current estimate of expected mortality, lapses and interest.  The Company complies with the American Institute of Certified Public Accountants (“AcSEC”) Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which impacts the timing of direct and ceded earnings on certain blocks of the Company’s SFAS 97 business.

The following income statement lines are affected by reinsurance cost:

Premiums and policy fees (“reinsurance ceded” on the Company’s financial statements)
•	These amounts represent consideration paid to the assuming company for accepting the ceding company’s risks. Ceded premiums and policy fees increase reinsurance cost.

Benefits and settlement expenses
•	This includes incurred claim amounts ceded and changes in policy reserves required to support future ceded claims. Ceded benefits and settlement expenses decrease reinsurance cost.

Amortization of deferred policy acquisition cost
•	This line reflects the amortization of reinsurance allowances in excess of ultimate according to the respective methodologies discussed in the methodology and assumptions paragraph above.

Other expenses
•	This line includes reinsurance allowances paid by assuming companies to the Company less capitalization of allowances in excess of ultimate.

The Life Marketing segment’s reinsurance programs do not materially impact the other income line of the Company’s income statement.

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment
Line Item Impact of Reinsurance

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Dollars in Thousands)
REVENUES
Reinsurance ceded	$(203,285)	$(206,269)	$(650,601)	$(652,048)

BENEFITS AND EXPENSES
Benefit and settlement expenses	(244,465)	(223,557)	(703,608)	(690,590)
Amortization of deferred policy acquisition costs	(19,845)	(5,204)	(44,456)	(29,612)
Other operating expenses	(33,612)	(32,138)	(100,239)	(97,602)

The table above does reflect the impact of reinsurance on the Company’s net investment income.  By ceding business to the assuming companies, the Company forgoes investment income on the reserves ceded.  Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company.  The net investment income impact to the Company and the assuming companies has not been quantified.

Sales for the segment increased 15.9% in the third quarter of 2007 versus 2006, primarily due to an increase of $11.7 million in UL sales and an increase of $0.1 million in variable universal life sales.  This increase in UL sales is primarily related to re-pricing of the Company’s universal life products in late 2006 and 2007. Traditional life sales decreased 8.2% in the third quarter of 2007 compared to the prior year.  There has been intense competition in the market for these products.  The Company continually reviews its product features and pricing in an effort to evaluate its competitive position.  Sales of BOLI business have decreased year-to-date in 2007 compared to the prior year.  BOLI sales can vary widely between periods as the segment responds to opportunities for these products only when required returns can be achieved.

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies.  The segment's primary focus is on life insurance policies sold to individuals.  Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$198,381	$188,491	5.2%	$607,327	$314,680	93.0%
Reinsurance ceded	(122,347)	(112,636)	8.6	(377,959)	(145,895)	159.1
Net premiums and policy fees	76,034	75,855	0.2	229,368	168,785	35.9
Net investment income	143,342	152,834	(6.2)	437,591	260,950	67.7
Other income	2,405	4,774	(49.6)	7,178	5,684	26.3
Total operating revenues	221,781	233,463	(5.0)	674,137	435,419	54.8
Realized gains (losses) - investments	38,431	74,628	(48.5)	(22,852)	74,628	(130.6)
Realized gains (losses) - derivatives	(38,782)	(58,544)	(33.8)	29,297	(58,544)	(150.0)
Total revenues	221,430	249,547	(11.3)	680,582	451,503	50.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	162,460	178,946	(9.2)	482,648	313,384	54.0
Amortization of deferred policy acquisition cost				0
and value of business acquired	18,174	9,956	82.5	57,322	23,100	148.1
Other operating expenses	10,772	12,501	(13.8)	40,729	28,011	45.4
Operating benefits and expenses	191,406	201,403	(5.0)	580,699	364,495	59.3
Amortization of DAC / VOBA related to realized
gains (losses) - investments	261	5,186	(95.0)	1,644	5,186	(68.3)
Total benefits and expenses	191,667	206,589	(7.2)	582,343	369,681	57.5
INCOME BEFORE INCOME TAX	29,763	42,958	(30.7)	98,239	81,822	20.1
Less: Realized gains (losses)	(351)	16,084	(102.2)	6,445	16,084	(59.9)
Less: Related amortization of DAC	(261)	(5,186)	(95.0)	(1,644)	(5,186)	(68.3)
OPERATING INCOME	$30,375	$32,060	(5.3)	$93,438	$70,924	31.7

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$222,737,352	$236,087,652	(5.7)%	$226,590,005	$236,302,640	(4.1)%
Universal life	31,727,526	33,520,117	(5.3)	32,026,221	33,781,836	(5.2)
	$254,464,878	$269,607,769	(5.6)	$258,616,226	$270,084,476	(4.2)
Average Account Values
Universal life	$3,019,429	$3,238,068	(6.8)	$3,042,683	$3,246,655	(6.3)
Fixed annuity(2)	4,853,211	5,336,070	(9.0)	5,016,594	5,631,845	(10.9)
Variable annuity	205,556	199,120	3.2	173,704	174,614	(0.5)
	$8,078,196	$8,773,258	(7.9)	$8,232,981	$9,053,114	(9.1)
Interest Spread - UL & Fixed Annuities
Net investment income yield	6.23%	6.33%		6.25%	6.33%
Interest credited to policyholders	4.11	4.10		4.10	4.10
Interest spread	2.12%	2.23%		2.15%	2.23%
Mortality Experience(3)	2,833	2,636		5,193	5,565

(1) Amounts are not adjusted for reinsurance ceded.
(2) Includes general account balances held within variable annuity products.
(3) Represents a favorable variance as compared to pricing assumptions. Excludes results related to
Chase Insurance Group which was acquired in the third quarter of 2006.

In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed).  Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.  The Company completed its acquisition of the Chase Insurance Group during the third quarter of 2006.  This acquisition drove increases in revenues, expenses, and earnings of the segment for the first nine months of 2007, compared to the prior year period.

Net premiums and policy fees increased 35.9% for the first nine months of 2007, compared to the same period of the prior year as a result of the Chase Insurance Group acquisition which contributed $94.5 million to net premiums and policy fees during the first nine months of 2007.  The 6.2% decrease in net investment income in the third quarter of 2007 compared to same period in 2006 is due to a decrease in invested assets. Investment income increased 67.7% for the first nine months of 2007 compared to the same period in 2006 as a result of the Chase Insurance group acquisition which contributed $281.7 million of investment income during 2007, compared to $99.3 million during 2006.

Benefits and settlement expenses decreased 9.2% and increased 54.0% for the third quarter and first nine months of 2007, respectively, compared to the same periods of the prior year.  The decrease in the third quarter amount reflects runoff of the blocks of business, primarily related to the block acquired in the 2006 Chase Insurance Group acquisition.  The increase in year-to-date benefits and settlement expenses related to the Chase Insurance Group acquisition which contributed $287.7 million to benefits and settlement expenses during the first nine months of 2007, compared to $114.8 million in the same period of the prior year.  The Chase Insurance Group acquisition resulted in $8.1 million and $39.9 million, respectively, of additional VOBA amortization for the third quarter and first nine months of 2007, driving the increases in this line item. Other operating expenses decreased 13.8% for the third quarter of 2007, compared to the same period of the prior year as the Company has been able to realize expense efficiencies in the integration of the Chase Insurance Group block of business.  Other operating expenses for the first nine months of 2007 increased 45.4% related to the Chase Insurance Group acquisition, which contributed $16.3 million of expenses during 2007, compared to $5.1 million in the first nine months of 2006.  The segment continues to review credited rates on UL and annuity business for all blocks of business to minimize the impact of lower earned rates on interest spreads.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers.  Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$8,481	$7,794	8.8%	$25,376	$23,938	6.0%
Reinsurance ceded	0	0	0.0	0	0	0.0
Net premiums and policy fees	8,481	7,794	8.8	25,376	23,938	6.0
Net investment income	69,301	56,466	22.7	195,026	164,748	18.4
Realized gains (losses) - derivatives	193	(1,808)	110.7	1,798	(1,787)	200.6
Other income	2,252	2,030	10.9	6,794	6,488	4.7
Total operating revenues	80,227	64,482	24.4	228,994	193,387	18.4
Realized gains (losses) - investments	(266)	3,412	(107.8)	1,451	4,920	(70.5)
Total revenues	79,961	67,894	17.8	230,445	198,307	16.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	62,731	48,233	30.1	174,781	142,429	22.7
Amortization of deferred policy acquisition cost
and value of business acquired	5,239	6,585	(20.4)	19,633	17,545	11.9
Other operating expenses	6,323	4,732	33.6	17,291	18,343	(5.7)
Operating benefits and expenses	74,293	59,550	24.8	211,705	178,317	18.7
Amortization of DAC / VOBA related to realized
gains (losses) - investments	(217)	1,193	(118.2)	426	2,742	(84.5)
Total benefits and expenses	74,076	60,743	21.9	212,131	181,059	17.2
INCOME BEFORE INCOME TAX	5,885	7,151	(17.7)	18,314	17,248	6.2
Less: Realized gains (losses)	(266)	3,412	(107.8)	1,451	4,920	(70.5)
Less: Related amortization of DAC	217	(1,193)	118.2	(426)	(2,742)	84.5
OPERATING INCOME	$5,934	$4,932	20.3	$17,289	$15,070	14.7

The following table summarizes key data for the Annuities segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$363,694	$339,950	7.0%	$905,440	$568,619	59.2%
Variable annuity	147,275	76,299	93.0	349,520	231,236	51.2
	$510,969	$416,249	22.8	$1,254,960	$799,855	56.9
Average Account Values
Fixed annuity(1)	$4,566,357	$3,649,162	25.1	$4,283,865	$3,493,415	22.6
Variable annuity	2,674,634	2,365,238	13.1	2,653,235	2,365,541	12.2
	$7,240,991	$6,014,400	20.4	$6,937,100	$5,858,956	18.4
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.01%	6.17%		5.99%	6.19%
Interest credited to policyholders	5.39	5.28		5.38	5.34
Interest spread	0.62%	0.89%		0.61%	0.85%

				As of
				September 30
				2007	2006	Change
GMDB - Net amount at risk(3)				$82,865	$111,187	(25.5)%
GMDB - Reserves				2,176	2,920	(25.5)
S&P 500® Index				1,527	1,336	14.3

(1) Includes general account balances held within variable annuity products.
(2) Interest spread on average general account values.
(3) Guaranteed death benefits in excess of contract holder account balance.

Segment operating income increased approximately $1.0 million, or 20.3%, for the third quarter of 2007, respectively, compared to the same period of 2006, while year-to-date operating income increased $2.2 million, or 14.7%, respectively.  The year-to-date improvement is primarily due to favorable results in the market value adjusted annuity line and the equity indexed annuity line.  Offsetting the favorable results is a decrease in operating income in the single premium immediate annuity line, resulting from unfavorable mortality results and a tightening of spreads.  Operating income was also favorably impacted for the first nine months of 2007, compared to the same period of the prior year, by increasing account values.

Segment operating revenues increased 24.4% and 18.4% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006 primarily due to increases in net investment income.  Average account balances grew 20.4% and 18.4% for the third quarter and first nine months of 2007, respectively, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in 2007 by a year-to-date 24 basis point decline in interest spreads.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain or improve its interest spread.

Operating benefits and expenses increased 24.8% and 18.7% for the third quarter and first nine months of 2007, respectively, compared to the same periods of the prior year.  These increases are primarily the result of higher credited interest and unfavorable mortality fluctuations. In the third quarter, these increases were partially offset by reductions in DAC amortization, while the year-to-date increases were offset by a reduction in operating expenses.  Increases in credited interest are the result of an increase in average account values.  Mortality was unfavorable by $2.6 million for the third quarter of 2007, compared to unfavorable mortality of $1.5 million for the same period of 2006, an unfavorable change of $1.1 million.  Year-to-date, mortality was unfavorable by $7.6 million compared to unfavorable mortality of $4.8 million for 2006, an unfavorable change of $2.8 million.  These unfavorable mortality variances primarily relate to the nonrecurring sales of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction.  Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

The decrease in DAC amortization for the third quarter of 2007 compared to 2006 is primarily the result of fluctuations in the Equity Indexed Annuity line due to the impact of using a fair value calculation on this block of business in 2007. The increase in DAC amortization for the first nine months of 2007 compared to 2006 is primarily the result of DAC unlocking in various lines.  The Company periodically reviews and updates as appropriate its key assumptions including future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking.”  During the first nine months of 2007, DAC amortization for the Annuities segment was reduced $4.4 million due to favorable DAC unlocking in the market value adjusted annuity line.  Favorable DAC unlocking of $2.9 million was recorded by the segment during the first nine months of 2006.

Total sales were 22.8% and 56.9% higher for the third quarter and the first nine months of 2007, respectively, compared to the same periods of the prior year. The continuation of new annuity sales through the former Chase distribution system contributed $314.5 million in fixed annuity sales in the first nine months of 2007.  Sales of variable annuities increased 93.0% for the third quarter of 2007 compared to the third quarter of 2006.  The Company launched a new living benefit guaranteed minimum withdrawal benefit rider in its variable annuity product during May 2007, contributing to this growth. Additionally, sales of fixed annuities increased 7.0% for the third quarter of 2007, compared to the third quarter of 2006.  A general improvement in the equity markets has reduced the net amount at risk with respect to guaranteed minimum death benefits by 25.5% at September 30, 2007 compared to the same period in the prior year.

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

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$73,501	$80,734	(9.0)%	$224,080	$245,317	(8.7)%
Realized gains (losses)	(333)	4,521	(107.4)	509	377	35.0
Total revenues	73,168	85,255		224,589	245,694
BENEFITS AND EXPENSES
Benefits and settlement expenses	58,340	68,154	(14.4)	180,156	204,032	(11.7)
Amortization of deferred policy acquisition cost	985	1,064	(7.4)	3,140	3,429	(8.4)
Other operating expenses	1,069	1,087	(1.7)	3,136	3,283	(4.5)
Total benefits and expenses	60,394	70,305	(14.1)	186,432	210,744	(11.5)
INCOME BEFORE INCOME TAX	12,774	14,950	(14.6)	38,157	34,950	9.2
Less: Realized gains (losses)	(333)	4,521		509	377
OPERATING INCOME	$13,107	$10,429	25.7	$37,648	$34,573	8.9

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
GIC	$54,500	$107,500	(49.3)%	$132,000	$265,100	(50.2)%
GFA - Registered Notes - Institutional	475,000	0		525,000	0
GFA - Registered Notes - Retail	42,735	54,743	(21.9)	65,870	108,662	(39.4)
	$572,235	$162,243	252.7	$722,870	$373,762	93.4

Average Account Values	$4,826,108	$5,662,236		$5,021,185	$5,829,589
Operating Spread
Net investment income yield	6.10%	5.83%		6.01%	5.73%
Interest credited	4.84	4.93		4.83	4.76
Operating expenses	0.17	0.15		0.17	0.16
Operating spread	1.09%	0.75%		1.01%	0.81%

Operating income increased 25.7% and 8.9% for the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.  Decreases in operating earnings resulting from declines in average account values were more than offset by higher operating spreads.  Operating spreads increased 34 basis points for the third quarter and 20 basis points for the first nine months due to the scheduled maturity of several, large high-coupon contracts and an improvement in portfolio asset yields.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.  Operating spread for the remainder of 2007 is expected to exceed the spread achieved for the same period of the prior year.  In general, operating earnings for this segment are expected to stabilize as the Company continues to access the institutional funding agreement-backed note market.

Total sales increased 252.7% for the third quarter of 2007 and 93.4% for the first nine months of 2007, respectively, compared to the same period of 2006, as a result of the timing of note sales.  The Company reentered the institutional funding agreement-backed note market during the second quarter of 2007 and recorded sales of $475 million during the third quarter of 2007.  Fluctuations in sales in the stable value product lines are expected from quarter to quarter as a result of changing market conditions and the Company's evaluation of whether or not to issue additional contracts.

Asset Protection

The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets a guaranteed asset protection (“GAP”) product and an inventory protection product (“IPP”).

Segment results were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$100,249	$105,970	(5.4)%	$298,216	$304,526	(2.1)%
Reinsurance ceded	(42,066)	(48,914)	(14.0)	(129,910)	(146,414)	(11.3)
Net premiums and policy fees	58,183	57,056	2.0	168,306	158,112	6.4
Net investment income	9,014	7,947	13.4	25,454	22,854	11.4
Other income	17,228	20,590	(16.3)	49,394	48,542	1.8
Total operating revenues	84,425	85,593	(1.4)	243,154	229,508	5.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	26,177	25,486	2.7	72,132	70,565	2.2
Amortization of deferred policy acquisition cost	15,415	13,929	10.7	41,414	34,777	19.1
Other operating expenses	35,306	61,071	(42.2)	108,007	121,835	(11.3)
Total benefits and expenses	76,898	100,486	(23.5)	221,553	227,177	(2.5)
INCOME BEFORE INCOME TAX	7,527	(14,893)	150.5	21,601	2,331	826.7
OPERATING INCOME	$7,527	$(14,893)	150.5	$21,601	$2,331	826.7

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Credit insurance	$27,933	$41,488	(32.7)%	$88,139	$113,287	(22.2)%
Service contracts	82,717	75,383	9.7	225,648	193,337	16.7
Other products	28,175	35,792	(21.3)	102,001	75,613	34.9
	$138,825	$152,663	(9.1)	$415,788	$382,237	8.8
Loss Ratios (1)
Credit insurance	24.4%	34.7%		29.9%	34.0%
Service contracts	52.1	67.7		48.4	66.5
Other products	37.1	24.2		33.2	29.7

(1) Incurred claims as a percentage of earned premiums.

Operating income increased 150.5% and 826.7% during the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006, primarily related to bad debt charges of $26.0 million and $27.1 million, respectively, that occurred during the 2006 periods.  These charges were incurred on a line of business that the Company is no longer marketing.

Earnings from core product lines decreased $3.9 million and $7.6 million, respectively, for the third quarter and first nine months of 2007 compared to the prior year. Within the segment’s core product lines, service contract earnings declined $0.5 million for the quarter and $2.1 million year-to-date. Credit insurance earnings increased $0.4 million and $0.2 million, respectively, for the third quarter and first nine months of 2007, while earnings from other products declined $3.8 million and $5.7 million for the same periods. The decline in other products related primarily to higher losses for the guaranteed asset protection product (“GAP”) and a decline in volume related to the inventory protection product (“IPP”).

Net premiums and policy fees increased for both the current quarter and year-to-date, as compared to 2006, due to increases in the service contract and other lines.  Net premiums increased $0.5 million and $3.6 million for the current quarter and year-to-date, respectively, in the service contract line.  Within the other product lines, net premiums increased $1.4 million and $8.5 million for the third quarter and first nine months of 2007, respectively, compared to the same periods of the prior year, primarily due to increases in the GAP product line.  The year-to-date increase in net premiums was partially offset by declines in the credit insurance line, the IPP line, and lines the segment is no longer marketing.  The declines in these lines are expected to continue as the business-in-force continues to decline.

Other income decreased 16.3% for the third quarter and increased 1.8% year-to-date from the same periods of the prior year.  The third quarter decrease is primarily the result of a decrease in the administrative fees on the GAP product as volume is lower quarter to quarter. The year-to-date increase is primarily due to increases in administrative fees on service contract and GAP products resulting from the increased volume of contracts sold in these product lines.

Benefits and settlement expenses increased 2.7% and 2.2% from the third quarter and first nine months of 2006 primarily reflecting the growth in the GAP line over the past several quarters. These increases were partially offset by declines in credit insurance, reflecting the decrease in net premiums in these lines as discussed above.  Benefits and settlement expenses have also been favorably impacted by the continuing improvement in loss ratios.

Amortization of DAC is $1.5 million and $6.6 million higher for the current quarter and first nine months of 2007, respectively, compared to the same periods of 2006, reflecting the increase in earned premiums in the GAP line.  The decreases for both periods in other operating expenses are primarily due to bad debt charges of $26.0 million and $27.1 million, respectively that occurred during the 2006 periods. These charges related to the bankruptcy filing of CENTRIX Financial LLC (“CENTRIX”) and were based on the Company’s assessment of the inability of CENTRIX and an affiliated reinsurer to meet their obligations as a part of the Lenders Indemnity product line. Offsetting the impact of these charges is higher commissions on service contracts and GAP due to increased volume, higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition.

Total segment sales decreased 9.1% and increased 8.8% for the third quarter and first nine months of 2007, respectively, compared to the same period of 2006.  Service contract sales continue to improve, exceeding the prior year by 9.7% and 16.7%, respectively, for the third quarter and the first nine months of 2007.  The decline in credit insurance sales is due to a significant decrease in sales through financial institutions.  The bulk of these sales are derived from a third party administrator relationship which is in runoff.  We therefore expect these sales to continue to decline during 2007 compared to 2006 amounts.  Other product sales in the third quarter of 2007 decreased significantly compared to the same period in 2006 due to the IPP and GAP lines. Other product sales for the first nine months of 2007 compared to the same period in 2006 increased significantly related to the GAP line.

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

The following table summarizes results for this segment:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$7,999	$9,253	(13.6)%	$25,626	$29,072	(11.9)%
Reinsurance ceded	(2)	(8)	(75.0)	(10)	(19)	(47.4)
Net premiums and policy fees	7,997	9,245	(13.5)	25,616	29,053	(11.8)
Net investment income	36,244	14,708	146.4	79,295	38,138	107.9
Realized gains (losses) - investments	0	0	0.0	6,857	13,494	(49.2)
Realized gains (losses) - derivatives	(73)	212	(134.3)	69	231	(70.1)
Other income	777	2,536	(69.4)	3,661	8,519	(57.0)
Total operating revenues	44,945	26,701	68.3	115,498	89,435	29.1
Realized gains (losses) - investments	1,302	(4,664)	127.9	4,077	3,650	11.7
Realized gains (losses) - derivatives	(10,906)	(4,751)	129.6	(3,681)	14,739	(125.0)
Total revenues	35,341	17,286	104.5	115,894	107,824	7.5
BENEFITS AND EXPENSES
Benefits and settlement expenses	8,585	20,263	(57.6)	27,861	37,887	(26.5)
Amortization of deferred policy acquisition cost	323	813	(60.3)	587	2,636	(77.7)
Other operating expenses	32,420	14,150	129.1	82,766	44,725	85.1
Total benefits and expenses	41,328	35,226	17.3	111,214	85,248	30.5
INCOME BEFORE INCOME TAX	(5,987)	(17,940)	66.6	4,680	22,576	(79.3)
Less: Realized gains (losses) - investments	1,302	(4,664)		4,077	3,650
Less: Realized gains (losses) - derivatives	(10,906)	(4,751)		(3,681)	14,739
OPERATING INCOME	$3,617	$(8,525)	142.4	$4,284	$4,187	2.3

Operating income increased $12.1 million and $0.1 million, respectively, for the third quarter and first nine months of 2007, compared to the same periods of the prior year.  The third quarter increase is primarily due a $9.0 million charge recorded in the third quarter of 2006 to strengthen reserves related to the discontinued Residual Value line and the impact of securitizing a large block of universal life policies in the Life Marketing segment, which results in more investment income being allocated to the Corporate and Other segment.

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for the Corporate and Other segment increased $21.5 million and $41.2 million for the third quarter and first nine months of 2007, respectively, compared to 2006, while net premiums and policy fees declined $1.2 million and $3.4 million, respectively, for these same periods.  The declines in net premiums and policy fees are the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed by the Company.  The increases in net investment income are primarily the result of increases in unallocated capital and investment income from proceeds of non-recourse funding obligations compared to the prior year.

Benefits and settlement expenses decreased 57.6% and 26.5%, respectively, compared to the same periods of 2006, primarily related to a $9.0 million charge recorded in the third quarter of 2006 to strengthen reserves related to the discontinued Residual Value line.

Other operating expenses increased 129.1% and 85.1% for the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.  These increases are primarily due to increases in interest expense of $16.6 million and $29.6 million for the third quarter and first nine months of 2007, respectively, compared to 2006.  The higher interest expense is primarily the result of additional issuances of non-recourse funding obligations. For additional information regarding these obligations, refer to Note 2, Non-Recourse Funding Obligations.

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown.  Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or share-owners' equity.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007	2006	Change	2007	2006	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$2,331	$16,979	$(14,648)	$6,091	$39,991	$(33,900)
Fixed maturity losses - sales	(549)	(4,550)	4,001	(4,941)	(25,778)	20,837
Equity gains - sales	0	14	(14)	5,911	249	5,662
Equity losses - sales	(12)	0	(12)	(12)	(7)	(5)
Impairments on fixed maturity securities	0	(5,689)	5,689	0	(5,689)	5,689
Impairments on equity securities	0	0	0	0	0	0
Mark to market - Modco trading portfolios	42,080	69,670	(27,590)	(23,189)	69,670	(92,859)
Other	(3,205)	1,482	(4,687)	2,162	18,235	(16,073)
Total realized gains (losses) - investments	$40,645	$77,906	$(37,261)	$(13,978)	$96,671	$(110,649)
Foreign currency swaps	$1,723	$(175)	$1,898	$6,695	$2,386	$4,309
Foreign currency adjustments on stable value contracts	(1,750)	230	(1,980)	(2,559)	(2,113)	(446)
Derivatives related to mortgage loan commitments	0	(2,128)	2,128	0	17,570	(17,570)
Embedded derivatives related to reinsurance	(38,144)	(58,240)	20,096	32,265	(57,631)	89,896
Other derivatives	(12,909)	(4,589)	(8,320)	(4,899)	(5,176)	277
Total realized gains (losses) - derivatives	$(51,080)	$(64,902)	$13,822	$31,502	$(44,964)	$76,466

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains for the current quarter, excluding impairments, reflects the normal operation of the Company’s asset/liability program within the context of the changing interest rate environment.  There were no impairments for the first nine months of either 2007 or 2006.  At September 30, 2007, mark to market losses of $23.2 million to the Company’s modco trading portfolios associated with the Chase Insurance Group acquisition are also included in realized gains and losses.  Additional details on the Company’s investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  The Company has entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts.  The Company recorded an immaterial loss and net realized gains of $4.1 million from these securities during the third quarter and first nine months of 2007, respectively.  These gains were the result of swap and contract maturities and differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  The Company has taken short positions in U.S. Treasury futures to mitigate interest rate risk related to the Company’s mortgage loan commitments.  There was no activity in futures during the first nine months of 2007.

The Company is also involved in various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The losses on these embedded derivatives were due to decreasing interest rates during the third quarter.  For the third quarter, the investment portfolios that support the related modified coinsurance reserves and funds withheld had mark-to-market gains that substantially offset the losses on these embedded derivatives.

  The Company also uses various swaps, options, and swaptions to mitigate risk related to other interest rate exposures of the Company.  The company realized losses of $13.1 million and $6.6 million on swaptions for the third quarter and first nine months of 2007, respectively.  Equity call options generated gains of $0.1 million and $1.4 million for the third quarter and first nine months of 2007, respectively. Embedded derivatives associated with the GMWB (Guaranteed Minimum Withdrawal Benefit) rider on the variable deferred annuity had realized gains of $0.1 million and $0.4 million for the third quarter and first nine months of 2007, respectively.

CONSOLIDATED INVESTMENTS

Portfolio Description

The Company's investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within its fixed maturity securities, the Company maintains portfolios classified as “available for sale” and “trading”.  The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, the Company may sell any of its investments to maintain proper matching of assets and liabilities.  Accordingly, the Company has classified $18.2 billion or 83.5% of its fixed maturities as “available for sale”.  These securities are carried at fair value on the Consolidated Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

The Company’s trading portfolio accounts for $3.6 billion or 16.5% of the Company’s fixed maturities.  At September 30, 2007, the Company holds fixed maturities with a market value of $3.6 billion and short-term investments with a market value of $86.6 million, which were added as part of the Chase Insurance Group acquisition.  Investment results for these portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

The Company’s investments in debt and equity securities are reported at market value and investments in mortgage loans are reported at amortized cost.  At September 30, 2007, the Company’s fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $21.8 billion, which is 0.5% below amortized cost of $21.9 billion.  The Company had $4.2 billion in mortgage loans at September 30, 2007.  While the Company’s mortgage loans do not have quoted market values, at September 30, 2007, the Company estimates the market value of its mortgage loans to be $4.3 billion (using discounted cash flows from the next call date), which is 2.3% below amortized cost.  Most of the Company’s mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of the Company's invested assets.

	As of		As of
	September 30, 2007		December 31, 2006
	(Dollars In Thousands)
Publicly-issued bonds	$19,017,506	67.6%	$18,809,094	68.6%
Privately issued bonds	2,815,560	10.0	2,114,713	7.7
Redeemable preferred stock	45	0.0	84	0.0
Fixed maturities	21,833,111	77.6	20,923,891	76.3
Equity securities	20,432	0.1	80,108	0.3
Mortgage loans	4,193,776	14.9	3,880,028	14.1
Investment real estate	9,735	0.0	37,928	0.1
Policy loans	816,958	2.9	839,502	3.1
Other long-term investments	176,957	0.6	306,012	1.1
Short-term investments	1,090,543	3.9	1,366,467	5.0
Total invesments	$28,141,512	100.0%	$27,433,936	100.0%

Included in the preceding table are $4.0 billion and $3.9 billion of fixed maturities and $92.8 million and $311.1 million of short-term investments classified by the Company as trading securities at September 30, 2007 and December 31, 2006, respectively.

Market values for private, non-traded securities are determined as follows: 1) the Company obtains estimates from independent pricing services or 2) the Company estimates market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  The market value of private, non-traded securities was $2.8 billion at September 30, 2007, representing 10.0% of the Company’s total invested assets.

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary.  At September 30, 2007, securities with a market value of $376.9 million were loaned under these agreements.  As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for the Company’s obligation to return the collateral.

The Company reviews its positions on a monthly basis for possible credit concerns and feels comfortable with the current exposure, their credit enhancement, and delinquency experience.  At September 30, 2007, the Company had a total of approximately $85.8 million invested in securities that are supported by collateral classified as sub-prime.  This represents approximately 0.3% of the Company’s total invested assets.  $83.9 million, or approximately 98%, of these securities have been rated as AAA. In addition, at September 30, 2007, the Company had a total of approximately $277.5 million invested in securities backed by Alt-A residential mortgage loans, which represents less than 1% of invested assets.

Risk Management and Impairment Review

The Company monitors the overall credit quality of its portfolio within general guidelines.  The following table shows the Company's available for sale fixed maturities by credit rating at September 30, 2007.

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$ 7,563,885	41.5%
AA	1,692,197	9.3
A	3,265,928	17.9
BBB	5,056,824	27.7
Investment grade	17,578,834	96.4
BB	535,040	2.9
B	103,404	0.6
CCC or lower	13,865	0.1
In or near default	86	0.0
Below investment grade	652,395	3.6
Redeemable preferred stock	45	0.0
Total	$ 18,231,274	100.0%

The table above excludes $3.6 billion of investment grade and $38.2 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way the Company manages credit risk.  The following table summarizes the Company's ten largest fixed maturity exposures to an individual creditor group as of September 30, 2007.

Creditor	Market Value
(Dollars In Millions)
AT&T	$180.5
American International	134.4
Citigroup	132.9
General Electric	129.0
Wachovia	126.1
ConocoPhillips	124.7
Bank of America	120.0
Comcast	116.7
Toyota Motor Corp.	106.8
Goldman Sachs Group	105.0

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

Unrealized Gains and Losses – Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2007, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, the Company’s management considers a number of factors in determining if an unrealized loss is other than temporary, including its ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  At September 30, 2007, the Company had an overall pretax net unrealized loss of $80.1 million.

For traded and private fixed maturity and equity securities held by the Company that are in an unrealized loss position at September 30, 2007, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below.

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,573,948	16.1%	$1,599,904	15.8%	$(25,956)	7.7%
>90 days but <= 180 days	2,441,463	24.9	2,510,406	24.8	(68,943)	20.3
>180 days but <= 270 days	981,038	10.0	1,029,705	10.1	(48,667)	14.4
>270 days but <= 1 year	135,220	1.4	141,813	1.4	(6,593)	1.9
>1 year but <= 2 years	1,784,739	18.2	1,846,690	18.2	(61,951)	18.3
>2 years but <= 3 years	2,658,591	27.1	2,761,092	27.2	(102,501)	30.3
>3 years but <= 4 years	132,975	1.3	144,530	1.4	(11,555)	3.4
>4 years but <= 5 years	81,615	0.8	86,638	0.9	(5,023)	1.5
>5 years	16,891	0.2	24,368	0.2	(7,477)	2.2
Total	$9,806,480	100.0%	$10,145,146	100.0%	$(338,666)	100.0%

The unrealized losses as of September 30, 2007, primarily relate to the rising interest rate environment experienced during 2006 and the first half of 2007. Also contributing to the unrealized losses at September 30, 2007 was an increase in credit spreads over Treasury rates.  At September 30, 2007, securities with a market value of $48.3 million and $12.9 million of unrealized losses were issued in Company-sponsored commercial mortgage loan securitizations, including $6.1 million of unrealized losses greater than five years.  The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

The Company has no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held by the Company at September 30, 2007, is presented in the following table.

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$1,721,297	17.6%	$1,771,154	17.5%	$(49,857)	14.7%
Banking	996,978	10.2	1,039,785	10.2	(42,807)	12.6
Basic Industrial	305,413	3.1	323,834	3.2	(18,421)	5.4
Brokerage	328,209	3.3	339,418	3.3	(11,209)	3.3
Canadian Govt Agencies	11,036	0.1	11,044	0.1	(8)	0.0
Capital Goods	90,276	0.9	93,853	0.9	(3,577)	1.1
Communications	273,444	2.8	295,240	2.9	(21,796)	6.4
Consumer Cyclical	237,891	2.4	263,028	2.6	(25,137)	7.4
Consumer Noncyclical	222,834	2.3	231,198	2.3	(8,364)	2.5
Electric	842,112	8.6	881,185	8.7	(39,073)	11.6
Energy	202,549	2.1	208,765	2.1	(6,216)	1.8
Finance Companies	253,331	2.6	264,716	2.6	(11,385)	3.4
Insurance	520,175	5.3	535,697	5.3	(15,522)	4.6
Municipal Agencies	2,126	0.0	2,144	0.0	(18)	0.0
Natural Gas	501,758	5.1	525,445	5.2	(23,687)	7.0
Non-Agency Mortgages	2,348,272	23.9	2,372,925	23.4	(24,653)	7.3
Other Finance	582,470	5.9	607,496	6.0	(25,026)	7.4
Other Industrial	65,825	0.7	67,965	0.7	(2,140)	0.6
Other Utility	14,266	0.2	15,044	0.1	(778)	0.2
Real Estate	2,559	0.0	2,600	0.0	(41)	0.0
Technology	67,256	0.7	69,344	0.7	(2,088)	0.6
Transportation	187,095	1.9	193,676	1.9	(6,581)	2.0
U.S. Government	23,548	0.2	23,801	0.2	(253)	0.1
U.S. Govt Agencies	5,760	0.1	5,789	0.1	(29)	0.0
Total	$9,806,480	100.0%	$10,145,146	100.0%	$(338,666)	100.0%

The range of maturity dates for securities in an unrealized loss position at September 30, 2007 varies, with 11.1% maturing in less than 5 years, 25.1% maturing between 5 and 10 years, and 63.8% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position at September 30, 2007.

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$6,925,108	70.6%	$7,094,520	69.9%	$(169,412)	50.0%
BBB	2,509,889	25.6	2,628,613	25.9	(118,724)	35.1
Investment grade	9,434,997	96.2	9,723,133	95.8	(288,136)	85.1
BB	286,681	2.9	320,634	3.2	(33,953)	10.0
B	70,798	0.7	83,345	0.8	(12,547)	3.7
CCC or lower	14,004	0.2	18,034	0.2	(4,030)	1.2
Below investment grade	371,483	3.8	422,013	4.2	(50,530)	14.9
Total	$9,806,480	100.0%	$10,145,146	100.0%	$(338,666)	100.0%

At September 30, 2007, securities in an unrealized loss position that were rated as below investment grade represented 3.8% of the total market value and 14.9% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $37.0 million.  Securities in an unrealized loss position rated less than investment grade were 1.3% of invested assets.  The Company generally purchases its investments with the intent to hold to maturity.  The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities.

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$97,385	26.2%	$99,847	23.7%	$(2,462)	4.9%
>90 days but <= 180 days	87,109	23.4	96,861	23.0	(9,752)	19.3
>180 days but <= 270 days	8,415	2.3	9,664	2.3	(1,249)	2.5
>270 days but <= 1 year	385	0.1	444	0.1	(59)	0.1
>1 year but <= 2 years	44,438	12.0	53,673	12.7	(9,235)	18.3
>2 years but <= 3 years	84,568	22.8	97,250	23.0	(12,682)	25.1
>3 years but <= 4 years	33,626	9.0	41,869	9.9	(8,243)	16.3
>4 years but <= 5 years	134	0.0	168	0.0	(34)	0.0
>5 years	15,423	4.2	22,237	5.3	(6,814)	13.5
Total	$371,483	100.0%	$422,013	100.0%	$(50,530)	100.0%

At September 30, 2007, below investment grade securities with a market value of $18.9 million and $7.1 million of unrealized losses were issued in Company sponsored commercial mortgage loan securitizations, including securities in an unrealized loss position greater than five years with a market value of $13.7 million and $6.2 million of unrealized losses.  The Company does not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with the Company’s original expectations.

Realized Losses

Realized losses are comprised of both write-downs for other than temporary impairments and actual sales of investments.  The Company did not record any pretax other than temporary impairments in its investments for the first nine months of 2007 or 2006.

As previously discussed, the Company’s management considers several factors when determining other than temporary impairments.  Although the Company generally intends to hold securities until maturity, the Company may change its position as a result of a change in circumstances.  Any such decision is consistent with the Company’s classification of its investment portfolio as available for sale.  During the nine months ended September 30, 2007, the Company sold securities in an unrealized loss position with a market value of $1.0 billion resulting in a realized loss of $4.8 million.  The Company also engaged in taxable exchanges resulting in a loss of $0.2 million during the first nine months of 2007.  The securities were sold as a result of normal portfolio rebalancing activity and tax planning.  For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below.

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$959,152	92.1%	$(3,298)	69.0%
>90 days but <= 180 days	11,377	1.1	(110)	2.3
>180 days but <= 270 days	598	0.0	(2)	0.0
>270 days but <= 1 year	0	0.0	0	0.0
>1 year	70,613	6.8	(1,370)	28.7
Total	$1,041,740	100.0%	$(4,780)	100.0%

Mortgage Loans

The Company records mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.  At September 30, 2007 and December 31, 2006, the Company's allowance for mortgage loan credit losses was $3.4 million and $0.5 million, respectively.

For several years the Company has offered a type of commercial mortgage loan under which the Company will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate.  As of September 30, 2007, approximately $585.0 million of the Company’s mortgage loans have this participation feature.

As of September 30, 2007, delinquent mortgage loans and foreclosed properties were approximately 0.1% of invested assets.  The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

LIABILITIES

Many of the Company's products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect the Company against investment losses if interest rates are higher at the time of surrender than at the time of issue.

At September 30, 2007, the Company had policy liabilities and accruals of approximately $17.0 billion.  The Company's interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.73%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company meets its liquidity requirements primarily through positive cash flows from its operating subsidiaries.  Primary sources of cash from the operating subsidiaries are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income.  Primary uses of cash for the operating subsidiaries include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses.

While the Company generally anticipates that the cash flows of its subsidiaries will be sufficient to meet their investment commitments and operating cash needs, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed.  The Company expects that the rate received on its investments will equal or exceed its borrowing rate.  At September 30, 2007, the Company established a liability of $144.2 million related to these borrowings.  Additionally, the Company may, from time to time, sell short-duration stable value products to complement its cash management practices.  The Company may also use securitization transactions involving its commercial mortgage loans to increase liquidity for the operating subsidiaries.

The Company’s positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  The Company employs a formal asset/liability program to manage the cash flows of its investment portfolio relative to its long-term benefit obligations.

The life insurance subsidiaries were committed at September 30, 2007, to fund mortgage loans in the amount of $928.4 million.  The Company's subsidiaries held approximately $1.27 billion in cash and short-term investments at September 30, 2007.  PLC had an additional $8.4 million in cash and short-term investments available for general corporate purposes.

Capital Resources

To give PLC, the Company’s direct parent, flexibility in connection with future acquisitions and other funding needs, PLC has registered debt securities, preferred and common stock, and stock purchase contracts of Protective Life Corporation, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

Golden Gate, a special purpose financial captive insurance company wholly owned by the Company, has $600 million of non-recourse funding obligations outstanding at September 30, 2007, the maximum amount available under a surplus notes facility established with certain purchasers.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037.  As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce the Company’s available statutory capital and surplus.

Golden Gate II, a special purpose financial captive insurance company wholly owned by the Company, has $575 million of non-recourse funding obligations outstanding at September 30, 2007.  These non-recourse funding obligations mature in 2052.  The Company does not anticipate having to pursue additional funding related to this block of business; however the Company has the approval to issue an additional $100 million of obligations if necessary.

In May 2004, PLC’s Board of Directors authorized a $100 million share repurchase program, available through May 2, 2007.  On May 7, 2007, the PLC Board re-authorized this program through May 6, 2010.  There has been no activity under this program, and future activity will be dependent upon many factors, including capital levels, rating agency expectations, and the relative attractiveness of alternative uses for capital.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law.  Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state's law.  Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs.  The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula.  The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries.  The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by the Company.

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  The Company evaluates the financial condition of its reinsurers and monitors the concentration of credit risk arising from them.  During the first nine months of 2007, the Company ceded premiums to third-party reinsurers amounting to $1.2 billion. In addition, the Company had receivables from reinsurers amounting to $4.9 billion as of September 30, 2007.  None of the reinsurance receivable amounts have been deemed to be uncollectible at September 30, 2007.

In 2005, the Company implemented a reinsurance program through the use of a wholly owned special purpose captive insurance company. Under this arrangement, the wholly owned consolidated subsidiaries, Golden Gate and Golden Gate II, serve as reinsurers, and the consolidated financial statements of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business.  As of September 30, 2007, an aggregate amount of approximately $403.6 million of life insurance reserves were ceded from the Company to these captive companies.  These reserves are eliminated in the Company’s consolidated financial statements.

In connection with the reinsurance program discussed above, Golden Gate and Golden Gate II have $600 million and $575 million, respectively, of non-recourse funding obligations outstanding at September 30, 2007.  These notes are described in more detail in Note 2, Non-Recourse Funding Obligations.

Contractual Obligations

The table below sets forth future maturities of non-recourse funding obligations, stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, liabilities related to variable interest entities and policyholder obligations.

As a result of the adoption of FIN 48, the company recorded a $25.4 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities (see Note 1 to the Consolidated Condensed Financial Statements for additional discussion).

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(a)	$3,960,300	$75,900	$151,800	$151,800	$3,580,800
Stable value products(b)	6,018,621	1,250,862	2,198,675	1,358,796	1,210,288
Operating leases(c)	34,122	6,631	11,624	8,023	7,844
Home office lease(d)	103,306	4,535	9,057	9,045	80,669
Mortgage loan commitments	928,413	928,413
Policyholder obligations(e)	20,033,546	1,460,965	2,352,793	2,744,448	13,475,340

(a)Non-recourse funding obligations include all pincipal amounts owed on note agreements, and include expected interest payments due over the term of the notes.
(b)Anticipated stable value products cash flows, including interest.
(c)Includes all lease payments required under operating lease agreements
(d)The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term.
(e) Estimated contractual policyholder obligations are based on mortality, morbidity and lapse assumptions comparable to the Company's historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and include expected interest credited, but do not incorporate an expectation of future market growth, or future deposits. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.
As separate account obligations are legally insulated from general account obligations, the separate account obligations will be fully funded by cash flows from separate account assets. The Company expects to fully fund the general account obligations from cash flows from generally account investments.

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

Derivative instruments that are currently used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options and interest rate swaptions.  The Company’s inflation risk management strategy involves the use of swaps that require the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index.  The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts.  The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

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

In the ordinary course of its commercial mortgage lending operations, the Company will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in the Company's financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  At September 30, 2007, the Company had outstanding mortgage loan commitments of $928.4 million at an average rate of 6.15%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Condensed Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, with an issue date of July 1, 2005 and later, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  See Note 2, Non-Recourse Funding Obligations to the Consolidated Condensed Financial Statements for information regarding a recent capital market transaction designed to fund statutory reserves required by AXXX.  The NAIC is continuing to study this issue and has issued additional changes to Actuarial Guideline 38 and Regulation XXX, which will have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

The ability of the Company to implement capital market solutions designed to fund excess statutory reserves on both the term and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit market, and other factors.  The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate.  To the extent that such capital market solutions are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations. Management continues to monitor options related to these capital market solutions.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a short-term solution, NAIC guidance mandates that certain of these securities (meeting established criteria) may have to carry a lower rating for asset valuation reserve and risk based capital calculations.  As a result, certain securities will receive a lower rating classification for asset valuation reserve and risk based capital calculations.  The Company’s insurance subsidiaries currently invest in these securities.  As of September 30, 2007, the Company (including both insurance and non-insurance subsidiaries) holds approximately $886 million (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, depending on evaluation of the underlying characteristics of the securities.  This reporting change is expected to have an immaterial effect on the insurance subsidiaries’ capital and surplus position, but will increase the capital required to hold these assets.  A working group of the NAIC made up of accounting, actuarial and investment parties continue to investigate so as to determine what the appropriate long-term capital treatment should be for these securities.  The Company cannot predict what impact a change in this guidance may have.

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

In connection with the Company’s discontinued Lender’s Indemnity product, the Company has discovered facts and circumstances that support allegations by the Company against third parties (including policyholders and the administrator of the associated loan program), and the Company has instituted litigation to establish the rights and liabilities of various parties; the Company has received at least one claim seeking to assert liability against the Company for policies for which premiums were not received by the Company and a purported class action claim attacking the claims payment process, and these matters are addressed by the pending litigation matters.  In addition, the Company is defending an arbitration claim by the reinsurer of this Lender’s Indemnity product.  The reinsurer asserts that it is entitled to a return of most of the Lender’s Indemnity claims that were paid on behalf of the Company by the administrator, claiming that the claims were not properly payable under the terms of the policies.  The reinsurer was under common ownership with the program administrator, and the Company is vigorously defending this arbitration.  Although the Company cannot predict the outcome of any litigation or arbitration, the Company does not believe that the outcome of these matters will have a material impact on the financial condition or results of operations of the Company.

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

(b)	Changes in internal control over financial reporting

As a result of the 2006 acquisitions of the Chase Insurance Group and Western General, the Company is in the process of making a number of significant changes in its internal controls over financial reporting beginning in the third quarter of 2006.  The changes involve combining and centralizing the financial reporting process and the attendant personnel, and system changes. The Company expects this process to continue as we continue to integrate the new businesses into our existing corporate structure.  Except as described above, no change in our internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.  Our internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.               Risk Factors

The operating results of companies in the insurance industry have historically been subject to significant fluctuations.  The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and the known trends and uncertainties.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition, or future results of operations.

Credit market volatility or the inability to access capital markets could adversely impact the Company’s financial condition or results from operations.

Significant volatility in credit markets could have an adverse impact on either the Company’s financial condition or results from operations in several ways.  Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in the Company’s investment portfolio.  Additionally, significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities.  Volatility could also impact the Company’s ability to efficiently access the capital markets for purposes of issuing long term debt for financing purposes or for issuing floating rate non-recourse funding obligations for purposes of supporting term and universal life insurance products for capital management purposes.

The ability of the Company to implement capital market solutions designed to fund excess statutory reserves on both the term and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit market and other factors.  The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate.  To the extent that such capital market solutions are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations. Management continues to monitor options related to these capital market solutions.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date:              November 14, 2007                                                              /s/ Steven G. Walker
  Steven G. Walker
  Senior Vice President, Controller and
  Chief Accounting Officer
  (Duly authorized officer)