Form 10-K
period 2007-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2008-03-31
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-31901

PROTECTIVE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

TENNESSEE	63-0169720
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2801 HIGHWAY 280 SOUTH
BIRMINGHAM, ALABAMA 35223
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code   (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
3.70% Secured Medium Term Notes due 2008 of Protective Life Secured Trust 2003-1	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐           No ☒

Note      Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated Filer  ☐      Non-accelerated filer  ☒      Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐      No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2007:  None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 28,  2008:  5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Protective Life Corporation Proxy Statement prepared for the 2008 Annual Meeting of Share Owners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, “The Company,” “we,” “us,” and “our” refer to Protective Life Insurance Company and its subsidiaries.

Item 1.                       Business

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907.  The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL).  The Company provides financial services through the production, distribution, and administration of insurance and investment products.  Unless the context otherwise requires, the “Company” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

The Company operates several business segments each having a strategic focus.  An operating segment is generally distinguished by products and/or distribution channels.  The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection.  The Company has an additional segment referred to as Corporate and Other which consists of net investment income on capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.  The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and makes adjustments to our segment reporting as needed.

Additional information concerning the Company’s business segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19, Operating Segments to Consolidated Financial Statements included herein.  The information incorporated herein by reference is also electronically accessible through the Internet from the “EDGAR Database of Corporate Information” on the United States Securities and Exchange Commission (the “SEC”) worldwide website (www.sec.gov).

In the following paragraphs, the Company reports sales and other statistical information.  These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income.  Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums.  (“Target” premiums for universal life are those premiums upon which full first year commissions are paid).  Sales of annuities are measured based on the amount of deposits received.  Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received.  Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

These statistics are derived from various sales tracking and administrative systems, and are not derived from our financial reporting systems or financial statements.  These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets level premium term insurance (“traditional life”), universal life (“UL”), variable universal life and bank owned life insurance (“BOLI”) products on a national basis through a variety of distribution channels.  One distribution system is comprised of brokerage general agencies who recruit a network of independent life agents.  The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers, through stockbrokers and banks and through worksite arrangements.  The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market.

The following table shows the Life Marketing segment’s sales measured by new premium:

Year Ended
December 31,	Sales
(Dollars In Millions)
2003	$290
2004	262
2005	295
2006	228
2007	229

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies.  The segment’s primary focus is on life insurance policies and annuity products sold to individuals.  These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers.  Forty-four transactions have been closed by the segment since 1970, including seventeen since 1989.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, we believe we may face increased competition for future acquisitions.

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force, thus policies acquired through the segment are typically “closed” blocks of business (no new policies are being marketed).  Therefore, the amount of insurance in-force for a particular acquisition is expected to decline with time due to lapses, deaths and other terminations of coverage.  In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company.  However, in the case of the acquisition of West Coast Life Insurance Company (“West Coast”) which was closed by the Acquisitions segment in 1997, the Company elected to continue marketing new policies and operate West Coast as a component of our Life Marketing segment.  Additionally, the Company has continued marketing new annuity products associated with our 2006 acquisition of the Chase Insurance Group (see below).  New annuity product sales resulting from this acquisition are reported as a component of the Annuities segment.

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

On July 3, 2006, the Company completed its acquisition of the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group.”)  The Chase Insurance Group historically was headquartered in Elgin, Illinois, and offered primarily level premium term and other traditional life products, as well as fixed and variable annuity products.  While the Company has ceased marketing the level premium term and other traditional life products previously offered by the Chase Insurance Group, as noted above, the Company has continued marketing the fixed and variable annuity products through certain of our insurance subsidiaries.

From time to time the Company’s business segments have acquired companies and blocks of policies which are included in their respective results.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through stockbrokers, but are also sold through financial institutions and independent agents and brokers.

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period.  Because contract values for these annuities are “market-value adjusted” upon surrender prior to maturity, these products afford the Company with a measure of protection from the effects of changes in interest rates.  The Company’s fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities which we began marketing during 2005.  The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales.  The demand for annuity products is related to the general level of interest rates and performance of the equity markets.  Additionally, the Company has continued the marketing of new annuity products associated with our 2006 acquisition of the Chase Insurance Group and include these sales as a component of the Annuities segment.  During 2007 and 2006, fixed annuity sales generated through the former Chase Insurance Group distribution channels were $379.5 million and $276.1 million, respectively.

Year Ended	Fixed	Variable	Total
December 31,	Annuities	Annuities	Annuities
	(Dollars In Millions)
2003	$164	$350	$514
2004	443	283	726
2005	275	312	587
2006	878	323	1,201
2007	1,194	472	1,666

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  During 2003, the Company registered a funding agreement-backed notes program with the SEC.  Through this program, the Company was able to offer notes to both institutional and retail investors.  As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased by $4 billion in 2005 through a second registration.  The segment’s funding agreement-backed notes complement our overall asset-liability management in that the terms of the funding agreements may be tailored to the needs of the Company as the seller of the funding agreements.

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

The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks and maintaining low distribution, and administration costs.  Most GIC contracts and funding agreements written by the Company have maturities of three to ten years.

The following table shows the stable value products sales:

Year Ended		Funding
December 31,	GICs	Agreements	Total
	(Dollars In Millions)
2003	$275	$1,333	$1,608
2004	59	1,524	1,583
2005	96	1,316	1,412
2006	294	140	434
2007	133	794	927

During 2007, the Company chose to reenter the institutional funding agreement-backed note market. In contrast, during 2006, the Company did not participate in this market.  The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.

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

The Company is the 8th largest independent writer of credit insurance in the United States according to industry surveys.  These policies cover automobile loans made through automobile dealers throughout the United States and consumer loans made by financial institutions located primarily in the southeastern United States.  The Company’s ranking with respect to the writing of credit insurance is expected to decline in future years as the segment discontinues marketing these products through financial institutions.

On July 14, 2006, the Company completed an acquisition of the vehicle extended service contract business of Western General.  Western General is headquartered in Calabasas, California, and is a provider of vehicle service contracts nationally, focusing primarily on the west coast market.  In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.

The following table shows the insurance and related product sales measured by new revenue:

Year Ended
December 31,	Sales
(Dollars In Millions)
2003	$472
2004	460
2005	489
2006	521
2007	524

In 2007, approximately 85% of the segment’s sales were through the automobile dealer distribution channel, and approximately 62% of the segment’s sales were extended service contracts.  A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other.  The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on capital and interest on debt).  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.  The earnings of this segment may fluctuate from year to year.

Investments

As of December 31, 2007, our investment portfolio equaled approximately $28.5 billion.  The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.  For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies and Note 4, Investment Operations to Consolidated Financial Statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A significant portion of our bond portfolio is invested in mortgage-backed securities.  Mortgage-backed holdings at December 31, 2007 equaled approximately $8.3 billion.  Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Prepayments of principal on the underlying residential loans can be expected to accelerate with decreases in interest rates and diminish with increases in interest rates.  The Company has not invested in the higher risk tranches of mortgage-backed securities (except mortgage-backed securities issued in securitization transactions sponsored by the Company).  In addition, the Company has entered into derivative contracts to partially offset the volatility in the market value of our mortgage-backed securities.

As of December 31, 2007, the Company had mortgage-backed securities with a total market value of $89.9 million, or 0.3% of total invested assets, that were supported by collateral classified as sub-prime. $88.2 million or 98.1% of these securities were rated AAA.  Additionally, as of December 31, 2007, we held $273.4 million, or 1.0% of invested assets, of securities supported by collateral classified as Alt-A.

The tables below show a breakdown of our residential mortgage-backed securities portfolio by type and rating at December 31, 2007.  As of December 31, 2007, these holdings were approximately $6.8 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Mortgage-Backed
Type	Securities
Sequential	53.5%
PAC	25.8
Pass Through	9.3
Other	11.4
100.0%

Percentage of
Mortgage-Backed
Rating	Securities
AAA	97.5%
AA	2.4
A	0.1
100.0%

The Company’s commercial mortgage backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by the Company, in which the Company securitized portions of its mortgage loan portfolio. As of December 31, 2007, these holdings were approximately $1.5 billion.  Of this amount, $929.1 million related to retained beneficial interests of commercial mortgage loan securitizations the Company completed. The following table shows the percentages of the Company’s CMBS holdings, at December 31, 2007, grouped by rating category:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	86.1%
AA	7.7
A	3.1
BBB	1.4
Below investment grade	1.7
100.0%

Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2007, these holdings were approximately $844.5 million.  The following table shows the percentages of the Company’s ABS holdings, at December 31, 2007, grouped by rating category:

Percentage of
Asset-Backed
Rating	Securities
AAA	95.2%
AA	1.7
A	1.7
BBB	1.4
Below investment grade	0.0
100.0%

The Company obtained ratings of its fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody’s, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics.  At December 31, 2007, over 99% of the Company’s bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The approximate percentage distribution of the Company’s fixed maturity investments by quality rating at December 31, 2007, is as follows:

Percentage of
Fixed Maturity
Type	Investments
AAA	43.3%
AA	8.9
A	18.6
BBB	25.6
BB or less	3.6
100.0%

At December 31, 2007, approximately $22.1 billion of the Company’s $22.9 billion fixed maturities portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $0.8 billion of its fixed maturities portfolio was rated less than investment grade, of which $26.1 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

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

The Company also invests a significant portion of its investment portfolio in commercial mortgage loans.  As of December 31, 2007, the Company’s mortgage loan holdings equaled approximately $3.3 billion. The Company generally does not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.   The Company’s underwriting procedures relative to its commercial loan portfolio are based on a conservative, disciplined approach.  The Company concentrates its underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes that the Company has chosen not to participate in. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

The average size of loans made during 2007 was $3.2 million.  The average size mortgage loan in the Company’s portfolio is approximately $2.2 million.  The largest single loan amount is $21.8 million.

The following table shows a breakdown of the Company’s mortgage loan portfolio by property type at December 31, 2007:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	64.8%
Office Buildings	13.8
Apartments	10.5
Warehouses	8.1
Other	2.8
100.0%

Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores.  The anchor tenants enter into long-term leases with the Company’s borrowers.  These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing, and have been relatively insensitive to changes in economic conditions.  The following are the largest anchor tenants (measured by the Company’s level of exposure) at December 31, 2007:

Percentage of
Mortgage Loans
Type	on Real Estate
Food Lion, Inc.	2.8%
Wal-Mart Stores, Inc.	2.3
Walgreen Corporation	2.0
CVS Drugs, Inc.	1.3
Tractor Supply Co.	1.1
9.5%

The Company’s mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service.  The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $627.0 million of the Company’s mortgage loans have this participation feature.

Certain of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

At December 31, 2007, $7.5 million or 0.2% of the mortgage loan portfolio was nonperforming, but less than 90 days delinquent.  It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans.  The Company sold the senior tranches while retaining the subordinate tranches.  The Company continues to service the securitized mortgage loans.  During 2007, the Company securitized an additional $1.0 billion of its mortgage loans.  The Company sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  The Company continues to service the securitized mortgage loans.  At December 31, 2007, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $929.1 million.  See Note 10, Commercial Mortgage Securitizations, for additional information on the mortgage loan securitization completed during 2007.

As a general rule, the Company does not invest directly in real estate.  The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies.  Based on the Company’s experience, the appraised value of a foreclosed property often approximates the mortgage loan balance on the property plus costs of foreclosure.  Also, foreclosed properties often generate a positive cash flow enabling us to hold and manage the property until the property can be profitably sold.

The following table shows the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
	Income, and	Net	Average of	Derivative
Year Ended	Investments at	Investment	Cash and	Financial	All Other
December 31,	December 31,	Income	Investments	Instruments	Investments
(Dollars In Thousands)
2003	$17,258,709	$980,743	6.1%	$8,249	$66,764
2004	19,191,435	1,029,206	5.9	2,726	30,771
2005	20,201,641	1,127,920	5.9	(31,819)	37,934
2006	27,745,929	1,352,432	5.9	(21,555)	101,864
2007	28,895,067	1,613,803	5.8	(274)	4,804

Life Insurance in Force

The following table shows life insurance sales by face amount and life insurance in force:

	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
New Business Written
Life Marketing	$89,463,255	$81,389,241	$60,435,133	$77,917,553	$102,154,269
Group Products (1)	—	—	—	—	67,405
Asset Protection	2,786,447	3,095,205	3,770,783	5,702,146	6,655,790
Total	$92,249,702	$84,484,446	$64,205,916	$83,619,699	$108,877,464
Business Acquired Acquisitions	$—	$224,498,169	$—	$—	$—
Insurance in Force at End of Year (2)
Life Marketing	$517,797,133	$453,937,534	$435,430,943	$372,395,267	$305,939,864
Acquisitions	243,050,966	265,837,876	26,861,772	29,135,715	30,755,635
Group Products (1)	—	—	—	—	710,358
Asset Protection	4,333,952	4,718,018	5,496,543	6,807,494	9,088,963
Total	$765,182,051	$724,493,428	$467,789,258	$408,338,476	$346,494,820

(1)  On December 31, 2001, the Company completed the sale of substantially all of its Dental Division, with which the group products are associated.

(2)  Reinsurance assumed has been included, reinsurance ceded (2007 - $531,984,866; 2006 - $576,790,608; 2005 - $393,605,152; 2004 - $354,015,938; 2003 - $292,740,795) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Ratio of
Year Ended	Voluntary
December 31,	Termination
2003	4.1%
2004	4.6
2005	4.2
2006	3.9
2007	4.5

Investment Products in Force

The amount of investment products in force is measured by account balances.  The following table shows stable value product, acquisitions segment, and annuity segment account balances.  Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

	Stable	Modified
Year Ended	Value	Guaranteed	Fixed	Variable
December 31,	Products	Annuities	Annuities	Annuities
(Dollars In Thousands)
2003	$4,676,531	$2,286,417	$851,165	$2,388,033
2004	5,562,997	2,406,426	753,832	2,612,077
2005	6,057,721	2,348,037	777,422	2,639,670
2006	5,513,464	2,424,218	4,981,587	4,302,413
2007	5,046,463	2,745,123	5,773,855	3,975,058

Below are the fixed annuity account balances by segment as of December 31, 2007 and 2006:

Year Ended
December 31,	Annuities	Acquisitions
	(Dollars In Thousands)
2006	1,355,844	3,625,743
2007	2,118,209	3,655,646

Below are the variable annuity account balances by segment as of December 31, 2007 and 2006:

Year Ended
December 31,	Annuities	Acquisitions
	(Dollars In Thousands)
2006	2,765,689	1,536,724
2007	2,706,239	1,268,819

Underwriting

The underwriting policies of the Company and its subsidiaries are established by management.  With respect to individual insurance, the Company and its subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected.  Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50.  In the case of “simplified issue” policies, which are issued primarily through the Asset Protection segment and the Life Marketing segment in the worksite market, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant.  For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk.  Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

The Company and its subsidiaries generally require blood samples to be drawn with individual insurance applications above certain face amounts based on the applicant’s age, except in the worksite and BOLI markets where limited blood testing is required.  Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus.  Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.

During the third quarter of 2006, the Company introduced an advanced underwriting system, TeleLife®, through the brokerage agent distribution channel for traditional insurance.  TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy, mostly through electronic means, as well as reduces the number of attending physician statements.

During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional life products.

Reinsurance Ceded

The Company and its insurance subsidiaries cede insurance to other insurance companies.  The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.  The Company also has used reinsurance to reinsure guaranteed minimum death benefit (“GMDB”) claims in its variable annuity contracts.

For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, generally 90% of its newly written business on a first dollar quota share basis. The Company’s traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term (“YRT”) contracts.  In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. The Company continues to reinsure 90% of the mortality risk, but not the account values, on its newly written universal life insurance.

The Company currently enters into reinsurance contracts with reinsurers under YRT contracts to provide coverage for insurance issued in excess of the amount it retains on any one life. The amount of insurance retained on any one life was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies.

During recent years, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of our life insurance business.  The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”).  In response to these challenges, in 2005, the Company reduced its overall reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements for certain newly issued traditional life products.  Additionally in 2005, for certain newly issued traditional life products, the Company increased, from $500,000 to $1,000,000, the amount of insurance it will retain on any one life.  In order to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements, the Company has established a surplus notes facility under which the Company issued an aggregate of $800 million of non-recourse funding obligations through December 2007.  During 2008, the Company has increased its retention limit to $2,000,000 on certain of its traditional life products.

In addition, during 2007, the Company established a surplus notes facility relative to its universal life products.  Under this facility, the Company issued $575 million of non-recourse funding obligations that will be used to fund statutory reserves required by Regulation XXX, as clarified by Actuarial Guideline 38 (commonly known as “AXXX”). The Company has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount. The Company’s maximum retention for newly issued universal life products is $1,000,000.

During 2006, immediately after the closing of the Company’s acquisition of the Chase Insurance Group, the Company entered into agreements with Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby CALIC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group.

At December 31, 2007, the Company had insurance in force of $765.2 billion of which approximately $532.0 billion was ceded to reinsurers.  See Note 8, Reinsurance to Consolidated Financial Statements for additional information related to the Company’s use of reinsurance.

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

The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) differ from those specified by the laws of the various states and carried in the Company and its insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations).  For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business.  Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest.

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

Additionally, the Company is subject to corporate income tax.  The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes will adversely affect the Company.

The Company and its insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries.  However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company’s consolidated U.S. income tax return.  Additionally, restrictions apply to the combining, in a consolidated U.S. income tax return, of life-insurance-company taxable income or losses with non-life-insurance-company taxable losses, or income respectively.  For 2007, the Company will consolidate all of its subsidiaries into its consolidated U.S. income tax return except for Protective Life Insurance Company of New York. The former Chase life insurance companies that were merged into the Company will be consolidated as of the date at which each was merged. The Company will file short-period returns for those merged companies representing activity during the pre-merger timeframe.

Under pre-1984 U.S. tax law, a significant amount of the Company’s taxable income was not currently taxed.  Instead, it was accumulated in a memorandum, or policyholders’ surplus, account.  Such income was subject to taxation only when it was either distributed or accumulated in excess of certain prescribed limits.  The $70.5 million balance in the Company’s policyholders’ surplus account as of December 31, 2003, has been carried forward without change since that date.  Legislation was enacted in 2004 which permitted a life insurance company to reduce, during 2005 and 2006, its policyholders’ surplus account balances without such reductions being subject to taxation.  During 2006, the Company followed this legislation and reduced its policyholders’ surplus account balances to zero.

Competition

Life and health insurance is a mature and highly competitive industry.  In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products.  The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have lower profitability expectations.  The Company also faces competition from other providers of financial services.  Competition could result in, among other things, lower sales or higher lapses of existing products.

The Company’s move away from relying on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes).  The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and its ability to generate taxable income.

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

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

Regulation

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business.  Such regulation is vested in state agencies having broad administrative power dealing with many aspects of our business, which may include, among other things, premium rates, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners.

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

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law.  Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to certain NAIC rules, unless inconsistent with the other state’s law.  Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs and use of more conservative computations of policy liabilities.  The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula.  These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer’s operations.  The formula includes components for asset risk, liability risk, interest rate exposure, and other factors.  Based upon the December 31, 2007 statutory financial reports, the Company and its insurance subsidiaries are adequately capitalized under the formula.

The Company and its insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time.  Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business.  At any given time, a number of financial and/or market conduct examinations of the Company or its subsidiaries may be ongoing.  To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company and its insurance subsidiaries.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies.  Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.  The Company and its insurance subsidiaries were assessed immaterial amounts in 2007, which will be partially offset by credits against future state premium taxes.

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

The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on their ability to pay dividends to PLC.  These restrictions are generally based in part on the prior year’s statutory income and surplus.  In general, dividends up to specified levels are considered ordinary and may be paid without prior approval.  Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile.  The maximum amount that would qualify as ordinary dividends to Protective Life Corporation by its insurance subsidiaries in 2008 is estimated to be $350.5 million.  No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to PLC by the Company and its insurance subsidiaries without affirmative prior approval by state regulatory authorities.

The Company and its insurance subsidiaries may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”).  Severe penalties are imposed for breach of duties under ERISA.

Certain policies, contracts and annuities offered by the Company and its subsidiaries are subject to regulation under the federal securities laws administered by the SEC.  The federal securities laws contain regulatory restrictions and criminal, administrative and private remedial provisions.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

Employees

At December 31, 2007, the Company had approximately 1,694 employees, including approximately 896 employees in Birmingham, Alabama.  The Company believes its relations with its employees are satisfactory.  Most employees are covered by contributory major medical, dental, group life, and long-term disability insurance plans.  The cost of these benefits to the Company in 2007 was approximately $10.5 million.  In addition, substantially all of the employees are covered by a defined benefit pension plan sponsored by PLC.  In 2007, PLC also matched employee contributions to its 401(k) Plan and made discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan.  See Note 12, Shareowners’ Equity and Stock-Based Compensation and Note 13, Employee Benefit Plans to Consolidated Financial Statements for additional information.

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

The Company is exposed to the risks of natural disasters, pandemics, malicious, and terrorist acts that could adversely affect the Company’s operations.

While the Company has obtained insurance, implemented risk management and contingency plans, and taken preventive measures and other precautions, no predictions of specific scenarios can be made nor can assurance be given that there are not scenarios that could have an adverse effect on the Company.  A natural disaster or pandemic could adversely affect the mortality or morbidity experience of the Company or its reinsurers. A severe pandemic could result in a substantial increase in mortality experience and have a significant negative impact on the Company’s surplus capital. A pandemic could also have an adverse effect on lapses and surrenders of existing policies, as well as sales of new policies.  In addition, a pandemic could result in large areas being subject to quarantine, with the result that economic activity slows or ceases, adversely affecting the marketing or administration of the Company’s business within such area and/or the general economic climate, which in turn could have an adverse affect on the Company.  The possible macroeconomic effects of a pandemic could also adversely affect the Company’s asset portfolio, as well as many other variables.

The Company operates in a mature, highly competitive industry, which could limit its ability to gain or maintain its position in the industry and negatively affect profitability.

Life and health insurance is a mature and highly competitive industry.  In recent years, the industry has experienced little growth in life insurance sales, though the aging population has increased the demand for retirement savings products.  The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company.  The Company also faces competition from other providers of financial services.  Competition could result in, among other things, lower sales or higher lapses of existing products.

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

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency that differs from past behavior.

A ratings downgrade could adversely affect the Company’s ability to compete.

Rating organizations periodically review the financial performance and condition of insurers, including the Company and its subsidiaries.  A downgrade in the rating of the Company or its subsidiaries could adversely affect the Company’s ability to sell its products, retain existing business, and compete for attractive acquisition opportunities.  Specifically, a ratings downgrade would materially harm the Company’s ability to sell certain products, including guaranteed investment products, funding agreements, and certain types of annuities.

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

The Company’s results may fluctuate from period to period due to fluctuations in policy claims received by the Company.  Certain of the Company’s businesses may experience higher claims if the economy is growing slowly or in recession, or equity markets decline.  Additionally, beginning in the third quarter of 2005, the Company increased its retained amounts on newly written traditional life products.  This change will cause greater variability in financial results due to fluctuations in mortality results.

The Company’s results may be negatively affected should actual experience differ from management’s assumptions and estimates.

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities or other factors appropriate to the type of business it expects to experience in future periods.  These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet.  These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products.  The Company’s actual experience, as well as changes in estimates, is used to prepare the Company’s statements of income.  To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition is affected.

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

Assumptions and estimates involve judgment, and by their nature are imprecise and subject to changes and revisions over time.  Accordingly, the Company’s results may be affected, positively or negatively, from time to time, by actual results differing from assumptions, by changes in estimates, and by changes resulting from implementing more sophisticated administrative systems and procedures that facilitate the calculation of more precise estimates.

The use of reinsurance introduces variability in the Company’s statements of income.

The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses.  These timing differences introduce variability in certain components of the Company’s statements of income, and may also introduce variability in the

Company’s quarterly results.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company and its insurance subsidiaries allow policyholders and contract holders to withdraw their funds under defined circumstances.  The Company and its insurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities.  While the Company and its insurance subsidiaries own a significant amount of liquid assets, a certain portion of their assets are relatively illiquid.  If the Company or its subsidiaries experience unanticipated withdrawal or surrender activity, the Company or its subsidiaries could exhaust their liquid assets and be forced to liquidate other assets, perhaps on unfavorable terms.  If the Company or its subsidiaries are forced to dispose of assets on unfavorable terms, it could have an adverse effect on the Company’s financial condition.

Interest rate fluctuations could negatively affect the Company’s spread income or otherwise impact its business.

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

In general, the Company’s results are improved when the yield curve is positively sloped (i.e., when long-term interest rates are higher than short-term interest rates), and will be adversely affected by a flat or negatively sloped curve.

Equity market volatility could negatively impact the Company’s business.

The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall.  Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of options embedded in these products.

The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporate various assumptions about the overall performance of equity markets over certain time periods.  The rate of amortization of deferred policy acquisition costs and the estimated cost of providing guaranteed minimum death benefits could increase if equity market performance is worse than assumed.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business.  Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners.  At any given time, a number of financial and/or market conduct examinations of the Company and its subsidiaries may be ongoing.  From time to time, regulators raise issues during examinations or audits of the Company and its subsidiaries that could, if determined adversely, have a material impact on the Company.  The Company and its insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured.  To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.  To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be unduly optimistic.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations.  Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.  Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”).  Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states.  Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.  As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38, commonly known as AXXX, which interprets the reserve requirements for universal life insurance with secondary guarantees.  This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005.  This change to Actuarial Guideline 38 (“AG38”) also affected the profitability of universal life products sold after the adoption date.  The NAIC is continuing to study reserving methodology and has issued additional changes to AXXX and Regulation XXX, which has had the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007 and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner.  A requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills have been introduced in the U. S. Senate and the U.S. House of Representatives that would provide for an optional federal charter for life and property and casualty insurers, and another bill has been introduced in the U. S. House of Representatives that would pre-empt state law in certain respects with regard to the regulation of reinsurance.  Still another bill has been introduced in the House and Senate that would remove the federal antitrust exemption from the insurance industry.  The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.  Moreover, although with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile; neither the action of the domiciliary state nor action of the NAIC is binding on a state.  Accordingly, a state could choose to follow a different interpretation.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, and because the Company owns and operates real property, state, federal, and local environmental laws.  The Company cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on the Company if enacted into law.

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

Group health coverage issued through associations and credit insurance coverages have received some negative coverage in the media as well as increased regulatory consideration and review and litigation.  The Company has a small closed block of group health insurance coverage that was issued to members of an association; a purported class action lawsuit is currently pending against the Company in connection with this business.  The Company is also defending purported class action litigation challenging its practices relating to issuing refunds of unearned premiums upon termination of credit insurance.

In connection with our discontinued Lender’s Indemnity product, we have discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and we have instituted litigation to establish the rights and liabilities of various parties; we have also received claims seeking to assert liability against us for various matters, including claims alleging payments owing for bad faith refusal to pay and payments with respect to policies for which premiums were not received by us and this matter is addressed by the pending litigation matters.  In addition, we are defending an arbitration claim by the reinsurer of this Lender’s Indemnity product.  The reinsurer asserts that it is entitled to a return of most of the Lender’s Indemnity claims that were paid on behalf of us by the administrator, claiming that the claims were not properly payable under the terms of the policies.  The reinsurer was under common ownership with the program administrator, and we are vigorously defending this arbitration.  Although we cannot predict the outcome of any litigation or arbitration, we do not believe that the outcome of these matters will have a material impact on our financial condition or results of operations.

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

Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations relating to the numerous laws that govern publicly held companies and the financial services and insurance business.  The Company cannot predict the impact of any such investigations on PLC, the Company, or the industry.

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

The Company’s invested assets and derivative financial instruments are subject to customary risks of credit defaults and changes in market values.  The value of the Company’s commercial mortgage loan portfolio depends in part on the financial condition of the tenants occupying the properties which the Company has financed.  Factors that may affect the overall default rate on, and market value of, the Company’s invested assets, derivative financial instruments, and mortgage loans include interest rate levels, financial market performance, and general economic conditions as well as particular circumstances affecting the businesses of individual borrowers and tenants.  In addition, fair value changes can cause significant fluctuations to earnings and equity.

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s acquisitions have increased its earnings in part by allowing the Company to enter new markets and to position itself to realize certain operating efficiencies.  There can be no assurance, however, that suitable acquisitions presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions will continue to be available to the Company, or that the Company will realize the anticipated financial results from its acquisitions.

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

On July 3, 2006, the Company completed its acquisition from JP Morgan Chase & Co. of the stock of five life insurance companies and the stock of four related non-insurance companies.  Full integration of the acquisition may be more expensive, more difficult, or take longer than expected.  In addition, the Company may not achieve the returns projected from its analysis of the acquisition opportunity, and the effects of the purchase generally accepted in the United States of America (“U.S. GAAP”) accounting on the Company’s financial statements may be different than originally contemplated.

The Company is dependent on the performance of others.

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties.  For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties.  Also, a substantial portion of the business of the recently acquired Chase Insurance Group is being administered by third party administrators.  Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties.

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

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third party to collect premiums, pay claims, and/or perform customer service functions.  However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed  Therefore, the failure of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

The Company’s ability to compete is dependent on the availability of reinsurance or other substitute financing solutions.  Premium rates charged by the Company are based, in part, on the assumption that reinsurance will be available at a certain cost.  Under certain reinsurance agreements, the reinsurer may increase the rate it charges the Company for the reinsurance.  Therefore, if the cost of reinsurance were to increase or if reinsurance were to become unavailable or if alternatives to reinsurance were not available to the Company, or if a reinsurer should fail to meet its obligations, the Company could be adversely affected.

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

The Company has implemented, and plans to continue to expand, a reinsurance program through the use of captive reinsurers.  Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business.  The success of the Company’s captive reinsurance program and related marketing efforts is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company.  If the captive reinsurance program is not successful the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

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

The Company retains confidential information in its computer systems, and relies on sophisticated commercial technologies to maintain the security of those systems.  Anyone who is able to circumvent the Company’s security measures and penetrate the Company’s computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information.  In addition, an increasing number of states require that customers be notified of unauthorized access, use or disclosure of their information.  Any compromise of the security of the Company’s computer systems that result in inappropriate access, use or disclosure of personally identifiable customer information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability and require the Company to incur significant technical, legal and other expenses.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts.  A recent amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005.  This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital.  Future marketing plans are dependent on access to financing solutions.  A disruption in the financing arena, or the Company’s inability to access capital through these transactions, could have a negative impact on the Company’s ability to grow.  Capital has also been consumed as the Company increased its reserves on the residual value and lenders indemnity product lines.  Although positive performance in the equity markets has recently allowed the Company to decrease its guaranteed minimum death benefit related policy liabilities and accruals, deterioration in these markets could lead to further capital consumption.  Although the Company believes it has sufficient capital to fund its immediate growth and capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control.  A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules or changes to existing accounting rules could negatively impact the Company.

The Company is required to comply with U.S. GAAP.  A number of organizations are instrumental in the development and interpretation of U.S. GAAP such as the United States Securities and Exchange Commission (the “SEC”), the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants (“AICPA”).  U.S. GAAP is subject to constant review by these organizations and others in an effort to address emerging accounting rules and issue interpretative accounting guidance on a continual basis.  The Company can give no assurance that future changes to U.S. GAAP will not have a negative impact on the Company.  U.S. GAAP includes the requirement to carry certain investments and insurance liabilities at fair value. These fair values are sensitive to various factors including, but not limited to, interest rate movements, credit spreads, and various other factors. Because of this, changes in these fair values may cause increased levels of volatility in the Company’s financial statements.

In addition, the Company and its insurance subsidiaries are required to comply with statutory accounting principles (“SAP”).  SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting.  Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company, including one that relates to certain reinsurance credits, and some of which could positively impact the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves.  The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company.  Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state.  Accordingly, a state could choose to follow a different interpretation.  The Company can give no assurance that future changes to SAP or components of SAP will not have a negative impact on the Company.

The Company’s risk management policies and procedures may leave it exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.

The Company has developed risk management policies and procedures and expects to continue to enhance these in the future.  Nonetheless, the Company’s policies and procedures to identify, monitor, and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected.

These may not be the only risks facing the Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition and/or operating results.

Credit market volatility or the inability to access financing solutions could adversely impact the Company’s financial condition or results from operations.

Significant volatility in credit markets could have an adverse impact on either the Company’s financial condition or results from operations in several ways.  Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in the Company’s investment portfolio.  Additionally, significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities.  Volatility could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long term debt for financing purposes or obtain financial solutions for purposes of supporting term and universal life insurance products for capital management purposes or result in an increase in the cost of existing securitization structures.

The ability of the Company to implement financing solutions designed to fund excess statutory reserves on both the term and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit market and other factors.  The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate.  To the extent that such financing solutions are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations. Management continues to monitor options related to these financing solutions.

Item 2.                       Properties

Our home office is located at 2801 Highway 280 South, Birmingham, Alabama.  We own two buildings consisting of 310,000 square feet constructed in two phases. Building 1 was constructed in 1974 and Building 2 was constructed in 1982. Additionally, we lease a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

We lease administrative and marketing office space in 20 cities, including 21,667 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $6.7 million.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained.  The above properties do not include properties we own for investment only.

Item 3.                       Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of the Company’s properties is the subject.  For additional information regarding legal proceedings see Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results included herein.

Item 4.                       Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of PLC which also owns all of the preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”).  Therefore, neither the Company’s common stock nor PL&A’s preferred stock is publicly traded.

At December 31, 2007, approximately $2.0 billion of consolidated shareowners’ equity excluding net unrealized gains and losses on investments represented net assets of our insurance subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances.  Also, distributions, including cash dividends to PLC in excess of approximately $2.0 billion, would be subject to federal income tax at rates then effective.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends.  In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to PLC by its insurance subsidiaries in 2008 is estimated to be $350.5 million.

PL&A paid no dividends on its preferred stock in 2007 or 2006.  The Company and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.                       Selected Financial Data

	For The Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$2,723,208	$2,316,594	$1,944,796	$1,822,825	$1,653,609
Reinsurance ceded	(1,585,399)	(1,362,722)	(1,208,864)	(1,124,651)	(917,935)
Net of reinsurance ceded	1,137,809	953,872	735,932	698,174	735,674
Net investment income	1,613,803	1,352,432	1,127,920	1,029,206	980,743
Realized investment gains (losses):
Derivative financial instruments	(274)	(21,555)	(31,819)	2,726	8,249
All other investments	4,804	101,864	37,934	30,771	66,764
Other income	85,759	96,944	67,066	55,783	46,825
Total revenues	2,841,901	2,483,557	1,937,033	1,816,660	1,838,255
Benefits and expenses	2,445,945	2,063,809	1,575,818	1,445,497	1,488,283
Income tax expense	143,523	154,865	125,559	133,226	117,932
Change in accounting principle(1)	—	—	—	(15,801)	—
Net income	$252,433	$264,883	$235,656	$222,136	$232,040

(1)  Cumulative effect of change in accounting principle, net of income tax - amount in 2004 relates to SOP 03-1.

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$41,145,082	$39,157,857	$28,338,594	$26,571,210	$23,914,836
Total stable value contracts and annuity account balances(2)	13,879,021	14,330,909	9,490,007	8,342,334	7,336,341
Total debt	—	—	—	2,202	2,234
Non-recourse funding obligations	1,375,000	425,000	125,000	—	—
Liabilities related to variable interest entities	—	20,395	42,604	60,590	—
Shareowners’ equity	3,421,797	3,253,498	2,930,394	2,885,064	2,629,798

(2)  Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated audited financial statements and related notes included herein.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed.  Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning.  Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  Please refer to Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results herein for more information about factors which could affect future results.

OVERVIEW

Our business

The Company and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products.  Founded in 1907, we are the largest operating subsidiary of Protective Life Corporation (“PLC”).  Unless the context otherwise requires, “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

We operate several business segments, each having a strategic focus.  An operating segment is generally distinguished by products and/or channels of distribution.  We periodically evaluate our operating segments in light of the segment reporting requirements prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and makes adjustments to our segment reporting as needed.

In the following discussion, segment operating income is defined as income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income because the derivatives are used to mitigate risk in items affecting segment operating income.  Management believes that segment operating income provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed.  Although the items excluded from segment operating income may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income enhances an investor’s understanding of our results of operations by highlighting the income (loss) attributable to the normal, recurring operations of our business.  However, segment operating income should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“U.S. GAAP”) net income.  In addition, our segment operating income measures may not be comparable to similarly titled measures reported by other companies.

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market level premium term insurance (“traditional life”), universal life (“UL”), variable universal life, and bank owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.  For the year ended December 31, 2007, our Life Marketing segment had operating income of $166.6 million.

•                  Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies.  The segment’s primary focus is on life insurance policies and annuity products sold to individuals.  In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed).  Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.  We completed our acquisition of the Chase Insurance Group during the third quarter of 2006, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”).  The Chase Insurance Group’s results of operations are included in our consolidated results of operations beginning July 3, 2006.  For the year ended December 31, 2007, our Acquisitions segment had operating income of $129.2 million.

•                  Annuities - We manufacture, sell, and support fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers. For the year ended December 31, 2007, our Annuities segment had operating income of $21.1 million.

•                  Stable Value Products - We sell guaranteed funding agreement (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. For the year ended December 31, 2007, our Stable Value Products segment had operating income of $50.2 million.

•                  Asset Protection - We primarily market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets a guaranteed asset protection (“GAP”) product and an inventory protection product (“IPP”).  On July 14, 2006, we completed our acquisition of the vehicle extended service contract business of Western General.  Western General is headquartered in Calabasas, California and is a provider of vehicle service contracts nationally, focusing primarily on the west coast market.  In addition, Western General currently provides extended service contract administration for several automobile manufacturers and provides used car service contracts for a publicly-traded national dealership group.  Western General’s results of operations are included in our Asset Protection segment’s results beginning on July 1, 2006.  For the year ended December 31, 2007, our Asset Protection segment had operating income of $29.5 million.

•                  Corporate and Other - This segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on capital and interest on debt).  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries. For the year ended December 31, 2007, our Corporate and Other segment had operating income of $4.8 million.

Revenues and expenses

Our revenues consist primarily of:

•                  net premiums earned on insurance policies;

•                  net investment income and net investment gains (losses); and

•                  policy fees and other income, including mortality and surrender charges related primarily to UL insurance policies, investment management fees and commissions, and fees from contract underwriting services.

Our expenses principally consist of:

•                  benefits provided to policyholders and contract holders;

•                  interest credited on general account balances; dividends to policyholders; and

•                  operating expenses, including commissions and other costs of selling and servicing the various products we sell, marketing expenses, policy and contract servicing costs and other general business expenses.

EXECUTIVE SUMMARY

In a year that presented numerous challenges for the financial services industry, we achieved growth in operating earnings for 2007 of approximately 11.7%, driven primarily by our Acquisitions and Asset Protection segments.

The interest rate environment represented a significant challenge during 2007. Historically low interest rates continued to create challenges for our products that generate investment spread profits, such as fixed annuities and stable value contracts.  However, active management of crediting rates on these products allowed us to minimize spread compression effects.

 Strong competitive pressures on pricing, particularly in our life insurance business, continued to present a challenge from a new sales perspective.  However, our continued focus on delivering value to consumers and broadening our base of distribution allowed for solid product sales during the year.

The completion of the Chase Insurance Group acquisition in July 2006 represents the most significant acquisition in our history.  This acquisition provided access to a bank distribution channel for our fixed annuity sales and created significant success in this area during 2007.

Increasing costs of reinsurance continues to present challenges from both a new product pricing and capital management perspective.  In response to these challenges, during 2005 we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products.  Our maximum retention for newly issued universal life products is $1,000,000.  During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional life products.

During 2005 and 2007, we entered into securitization structures to fund the additional statutory reserves required as a result of the Valuation of Life Insurance Policies Regulation (“Regulation XXX”).  The securitization structure results in a reduction of current taxes and a corresponding increase in deferred taxes as compared to the previous result obtained in using traditional reinsurance.  The benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products.  In addition to the fluctuations in premiums and benefits and settlement expenses, earnings emerge more slowly under a securitization structure relative to the previous reinsurance structure.  Additionally, Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  These requirements increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other financing solutions may emerge to reduce the impact of the amendment.  During 2007, we entered into a securitization structure to fund the additional statutory reserves required as a result of Actuarial Guideline 38.  Through December 31, 2007, we have issued an aggregate amount of approximately $1.4 billion of non-recourse funding obligations to fund the statutory reserves required as a result of Regulation XXX.

Significant financial information related to each of our segments is as follows:

•                  Operating earnings from the Life Marketing segment decreased $5.7 million, or 3.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to favorable unlocking in 2006 and lower allocated investment income as a result of the universal life securitization transaction in 2007, offsetting favorable mortality results.  The segment continued to focus on strengthening its relationships with high quality distributors of life insurance products.  An increase in retention levels on certain newly written traditional life products during 2005 allowed the segment to improve its competitive position with respect to these products, resulting in increased sales of traditional life products in 2006 and 2007.  Sales of universal life products remained flat in 2007, as we responded to the higher reserve levels required under Actuarial Guideline 38 (“AG38”) by implementing structural product changes on certain UL products.

•                  Operating earnings from the Acquisitions segment increased $24.7 million, or 23.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to the completion of the Chase Insurance Group acquisition during the third quarter of 2006.  This acquisition contributed $58.6 million to 2007’s operating earnings, compared to a contribution of $29.0 million to 2006’s operating earnings. This transaction consisted of the acquisition from JP Morgan Chase & Co. of the stock of five life insurance companies that manufacture and distribute traditional life insurance and annuities and the stock of four related non-insurance companies.  Our acquisition capabilities have historically given us a unique competitive advantage.  Policies acquired through the Acquisitions segment are typically “closed” blocks of business, so unless new acquisitions are made, earnings are expected to decline as a result of lapses, deaths, and other terminations in the closed blocks.

•                  Operating earnings from the Annuities segment declined $1.9 million, or 8.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to unfavorable mortality results and a tightening of spreads in the immediate annuity line.  Offsetting these unfavorable results were increases in operating income in the market value adjusted annuity line and the single premium deferred annuity line.  The increase in the market value adjusted annuity line was due to favorable DAC unlocking, slightly offset by a decline in spread.  The single premium deferred annuity line of business was added in the third quarter of 2006 and only had two quarters of results in the prior year compared to a full year in 2007.  Operating income was also favorably impacted in 2007 compared to the prior year by increasing account values.  Additionally, during 2007, the segment experienced unfavorable fair value changes (net of DAC amortization) in the equity indexed annuity and variable annuity product lines of $3.3 million.

•                  Operating earnings from the Stable Value Products segment increased $3.2 million, or 6.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increased operating spread, which was partially offset by a decline in average account values.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.  We expect operating earnings for this segment to stabilize as we continue to access the institutional funding agreement-backed note market while focusing on maintaining higher yielding investments and reducing liability costs.

•                  Operating earnings from the Asset Protection segment increased $21.7 million, or 279.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  2006 results included bad debt charges of $27.1 million in the discontinued Lender’s Indemnity product line.  The service contract line declined $3.3 million including a negative impact of $7.6 million resulting from the sale in the fourth quarter 2006 of all outstanding stock of First Protection Corporation to PLC. Somewhat offsetting the impact of the sale, were improved loss ratios and higher service contract volume. The credit insurance line increased $3.9 million due to lower expenses and improved loss ratios. The other product lines declined $6.5 million primarily due to lower volume and higher loss ratios in the IPP line.

•                  Corporate and Other segment operating income was consistent with the prior year, reflecting operating income of $4.8 million in 2007 and 2006. The segment experienced higher interest expense resulting from increased borrowings, which was offset by higher net investment income.  The increase in interest expense is primarily due to the issuance of non-recourse funding obligations to fund statutory reserves required by Regulation XXX and AXXX.  The overall performance of our investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following known trends and uncertainties:

General

•                  exposure to the risks of natural disasters, pandemics, malicious, and terrorist acts that could adversely affect our operations;

•                  computer viruses or network security breaches could affect our data processing systems or those of our business partners and could damage our business and adversely affect our financial condition and results of operations;

•                  actual experience may differ from management’s assumptions and estimates and negatively affect our results;

•                  we may not realize our anticipated financial results from our acquisitions strategy;

•                  we may not be able to achieve the expected results from our recent acquisition;

•                  we are dependent on the performance of others;

•                  our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses;

Financial environment

•                  interest rate fluctuations could negatively affect our spread income or otherwise impact our business;

•                  our investments are subject to market and credit risks;

•                  equity market volatility could negatively impact our business;

•                  credit market volatility or the inability to access financing solutions could adversely impact our financial condition or results from operations;

•                  our ability to grow depends in large part upon the continued availability of capital;

•                  we could be forced to sell investments at a loss to cover policyholder withdrawals;

Industry

•                  insurance companies are highly regulated and subject to numerous legal restrictions and regulations;

•                  changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

•                  financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments;

•                  publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

•                  new accounting rules or changes to existing accounting rules could negatively impact us;

•                  reinsurance introduces variability in our statements of income;

•                  our reinsurers could fail to meet assumed obligations, increase rates or be subject to adverse developments that could affect us;

•                  fluctuating policy claims from period to period resulting in earnings volatility;

Competition

•                  operating in a mature, highly competitive industry could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

•                  our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; and

•                  a ratings downgrade could adversely affect our ability to compete.

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates.  Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements.  A discussion of the various critical accounting policies is presented below.

Valuation of investment securities - Determining whether a decline in the current fair value of invested assets is an other than temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments.  Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to its investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets. We generally consider a number of factors in determining whether the impairment is other than temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered. Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the Consolidated Financial Statements.  As of December 31, 2007, we held $19.4 billion of available-for-sale investments, including $9.7 billion in investments with a gross unrealized loss of $391.3 million.

Derivatives - We utilize derivative transactions primarily in order to reduce our exposure to interest rate risk, inflation risk, equity market risk, and currency exchange risk.  Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We employ a variety of methods for determining the fair value of our derivative instruments.  The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions.  These models include estimated volatility and interest rates in the determination of fair value where quoted market values are not available.  The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income.  In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations.  As of December 31, 2007, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $27.9 million and $59.7 million, respectively.

Reinsurance - For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on our consolidated statements of income.

The balance of the reinsurance is due from a diverse group of reinsurers. The collectibility of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, could have a material adverse effect on our results of operations and financial condition.  As of December 31, 2007 our third-party reinsurance receivables amounted to $5.0 billion.  These amounts include ceded reserve balances and ceded benefit payments.

Deferred acquisition costs and Value of business acquired - We incur significant costs in connection with acquiring new insurance business.  These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred.  The recovery of such costs is dependent on the future profitability of the related policies.  The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation.  These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract.  Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.  As of December 31, 2007, we had DAC/VOBA of $3.3 billion.

We had a DAC/VOBA asset of approximately $191.3 million related to our variable annuity product line with an account balance of $4.3 billion as of December 31, 2007.  These amounts include $57.7 million and $1.4 billion, respectively, of DAC/VOBA asset and account balances associated with the variable annuity business of the Chase insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a modified coinsurance agreement.  We monitor the rate of amortization of DAC/VOBA associated with our variable annuity product line.  Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate.  The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean with no cap, reversion to the mean period of 6 years, and an amortization period of 25 years.  A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, results in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.  We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking”.

Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business.  Goodwill is tested for impairment at least annually.  We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  As of December 31, 2007 and 2006, we evaluated our goodwill and determined that the fair value had not decreased below the carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  As of December 31, 2007, we had goodwill of $92.6 million.

Insurance liabilities and reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions.  Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims.  Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.  We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.  In addition, effective January 1, 2007, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, related to our equity indexed annuity product. SFAS No. 155 requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations.  As of December 31, 2007, we had total policy liabilities and accruals of $17.4 billion.

Guaranteed minimum death benefits - We also establish liabilities for guaranteed minimum death benefits (“GMDB”) on our variable annuity products.  The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets.  We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Future declines in the equity market would increase our GMDB liability.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  Our GMDB as of December 31, 2007, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.  As of December 31, 2007, our net GMDB liability held was $0.6 million.

Guaranteed minimum withdrawal benefits - We also establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products.  The GMWB is valued in accordance with SFAS No. 133 which requires the liability to be marked-to-market using current implied volatilities for the equity indices.  The methods used to estimate the liabilities employ assumptions, primarily about mortality and lapses, equity market and interest returns and market volatility.  We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

Pension Benefits - Determining our obligations to employees under PLC’s defined benefit pension plan requires the use of estimates.  The calculation of the liability related to PLC’s defined benefit pension plan requires assumptions regarding the appropriate weighted average discount rate, estimated rate of increase in the compensation of its employees and the expected long-term rate of return on the plan’s assets.  See Note 12, Shareowners’ Equity and Stock-Based Compensation, to the Consolidated Financial Statements for further information on this plan.

Stock-Based Payments - Accounting for other stock-based compensation plans may require the use of option pricing models to estimate PLC’s obligations.  Assumptions used in such models relate to equity market volatility, the risk-free interest rate at the date of grant, expected dividend rates, as well as expected exercise dates.  See Note 12, Shareowners’ Equity and Stock-Based Compensation, to the Consolidated Financial Statements for further information on this plan.

Deferred taxes and uncertain tax positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes.  Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized.  Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level within each tax jurisdiction, consistent with our filed tax returns.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies.  The determination of the allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.  FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return and provides guidance on disclosure.  Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax position.  In making this analysis, we must assume that the taxing authority is fully informed of all of the facts regarding this issue.  Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.

Contingent liabilities - The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes.  We make such estimates after consultation with our advisors and a review of available facts.  However, there can be no assurance that future outcomes will not differ from management’s assessments.

RESULTS OF OPERATIONS

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Segment Operating Income
Life Marketing	$166,552	$172,247	$161,858	(3.3)%	6.4%
Acquisitions	129,247	104,534	80,721	23.6	29.5
Annuities	21,102	23,014	30,792	(8.3)	(25.3)
Stable Value Products	50,231	47,073	54,798	6.7	(14.1)
Asset Protection	29,525	7,788	23,991	279.1	(67.5)
Corporate and Other	4,784	4,761	39,056	0.5	(87.8)
Total segment operating income	401,441	359,417	391,216	11.7	(8.1)
Realized investment gain (losses) - investments(1)	(5,283)	79,166	4,344
Realized investment gain (losses) - derivatives(2)	(202)	(18,835)	(34,345)
Income tax expense	(143,523)	(154,865)	(125,559)
Net income	$252,433	$264,883	$235,656	(4.7)	12.4

(1) Realized investment gains (losses) - investments	4,804	101,864	37,934
Less: participating income from real estate ventures	6,857	13,494	8,684
Less: related amortization of DAC	3,230	9,204	24,906
	$(5,283)	79,166	4,344

(2) Realized investment gains (losses) - derivatives	$(274)	(21,555)	(31,819)
Less: settlements on certain interest rate swaps	(4)	27	2,877
Less: derivative losses related to certain annuities	(68)	(2,747)	(351)
	$(202)	(18,835)	(34,345)

2007 compared to 2006

Net income for the year ended December 31, 2007 reflects a $42.0 million, or 11.7%, increase in segment operating income compared to the year ended December 31, 2006.  The increase was primarily related to a $21.7 million increase in operating earnings in the Asset Protection segment resulting from a $27.1 million bad debt charge that occurred during 2006, a $24.7 million increase in the Acquisitions segment resulting primarily from the prior year acquisition of the Chase Insurance Group.  Net realized investment losses were $5.5 million for the year ended December 31, 2007 compared to net realized investment  gains of $60.3 million for the year ended December 31, 2006, a decrease of $65.8 million, or 109.1%.  Following the acquisition of the Chase Insurance Group, the investment portfolio associated with that acquisition was rebalanced to conform to our overall investment and asset/liability matching strategies, resulting in an increase in realized investment gains for the year ended December 31, 2006 compared to the year ended December 31, 2007.

•                  Life Marketing segment operating income was $166.6 million for the year ended December 31, 2007, representing a decrease of $5.7 million, or 3.3%, from the year ended December 31, 2006.  The decrease was primarily due to $14 million of favorable unlocking that occurred in the second quarter of 2006, which was partially offset by favorable mortality results.

•                  Acquisitions segment operating income was $129.2 million, and increased $24.7 million, or 23.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was due primarily to the acquisition of the Chase Insurance Group completed in the third quarter of 2006.  This acquisition contributed $58.6 million to the Acquisition segment’s operating income for the year ended December 31, 2007 compared to $29.0 million for the year ended December 31, 2006.

•                  Annuities segment operating income was $21.1 million for the year ended December 31, 2007, representing a decrease of $1.9 million, or 8.3%, compared to the year ended December 31, 2006.  This decline was primarily the result of unfavorable mortality results and a tightening of spreads in the immediate annuity line.  Offsetting the unfavorable results were increases in operating income in the market value adjusted annuity line and the single premium deferred annuity line.  The increase in the market value adjusted annuity line was due to favorable DAC unlocking, slightly offset by a decline in spread.  The single premium deferred annuity line of business was added in the third quarter of 2006 and only had two quarters of results in the prior year compared to a full year in 2007.  Operating income was also favorably impacted in 2007 compared to the prior year by increasing account values.  Additionally, during 2007, the segment experienced unfavorable fair value changes (net of DAC amortization) in the equity indexed annuity and variable annuity product lines of $3.3 million.

•                  Stable Value Products segment operating income was $50.2 million, and increased $3.2 million, or 6.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was the result of an increase in operating spreads, partially offset by a decline in average account values.

•                  Asset Protection segment operating income was $29.5 million, representing an increase of $21.7 million, or 279.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was primarily the result of bad debt charges of $27.1 million in 2006.  These charges related to the Lenders Indemnity product line the Company is no longer marketing.  Favorable results from the service contract line are also contributing to the increase in operating earnings and are partially offset by unfavorable results from other product lines.

•                  Corporate and Other segment operating income was consistent with the prior year. The segment experienced higher interest expense resulting from increased borrowings, which was offset by higher net investment income.  The increase in interest expense is primarily due to the issuance of non-recourse funding obligations to fund statutory reserves required by Regulation XXX and AXXX.

2006 compared to 2005

Net income for the year ended December 31, 2006 reflects net realized investment gains (compared to net losses in 2005), partially offset by lower overall segment operating income.  Net realized investment gains were $60.3 million for the year ended December 31, 2006 compared to net realized investment losses of $30.0 million for the year ended December 31, 2005, a favorable change of $90.3 million.  Following the acquisition of the Chase Insurance Group, the investment portfolio associated with that acquisition was rebalanced to conform to our overall investment and asset/liability matching strategies, resulting in an increase in realized investment gains for the year ended December 31, 2006 compared to the year ended December 31, 2005.

•                  Life Marketing’s operating income increased due to growth in business in-force and favorable DAC unlocking.

•                  Earnings in the Acquisitions segment increased 29.5% for the year ended December 31, 2006 compared to the prior year, as a result of the Chase Insurance Group acquisition which was completed effective July 3, 2006, and which contributed $29.0 million to the segment’s operating income for the year ended December 31, 2006.  The increase resulting from this acquisition was partially offset by the normal runoff of the segment’s previously acquired closed blocks of business.

•                  Earnings in the Annuities segment were down for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to favorable DAC unlocking in 2005 that increased prior year earnings by $16.2 million.  Excluding the DAC unlocking, Annuities segment earnings increased 60.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to increasing account values, higher interest spreads, and improvement in the equity markets.

•                  Spread compression caused by higher short term interest rates combined with slightly lower average account values resulted in a decline in earnings in the Stable Value Products segment.

•                  The Asset Protection segment’s continued focus on pricing and underwriting initiatives continue to yield steady reductions in loss ratios in all core product lines.  Excluding the $27.1 million impact of bad debt charges in the Lender’s Indemnity product the segment is no longer marketing, operating income for the Asset Protection Segment increased 45.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to these improved loss ratios and continued expense management.

•                  Lower investment income resulting from a decrease in unallocated capital, lower participating income and prepayment fees from mortgages and real estate, and higher interest expense caused the decline in operating income for the Corporate and Other segment for the year ended December 31, 2006 compared to the year ended December 31, 2005.

RESULTS BY BUSINESS SEGMENT

In the following segment discussions, various statistics and other key data we use to evaluate our segments are presented.  Sales statistics are used to measure the relative progress in our marketing efforts, but may or may not have an immediate impact on reported segment operating income.  Sales data for traditional life insurance are based on annualized premiums, while universal life sales are based on annualized planned (target) premiums plus 6% of amounts received in excess of target premiums and 10% of single premiums.  Sales of annuities are measured based on the amount of deposits received.  Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received.  Sales within the Asset Protection segment are generally based on the amount of single premium and fees received.

Sales and life insurance in-force amounts are derived from our various sales tracking and administrative systems, and are not derived from our financial reporting systems or financial statements.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,453,027	$1,327,865	$1,190,623	9.4%	11.5%
Reinsurance ceded	(913,250)	(906,590)	(902,055)	0.7	0.5
Net premiums and policy fees	539,777	421,275	288,568	28.1	46.0
Net investment income	323,536	306,898	260,914	5.4	17.6
Other income	1,073	4,006	1,035	(73.2)	287.1
Total operating revenues	864,386	732,179	550,517	18.1	33.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	635,063	535,940	392,448	18.5	36.6
Amortization of deferred policy acquisition costs	106,094	60,227	55,688	76.2	8.2
Other operating expenses	(43,323)	(36,235)	(59,477)	19.6	(39.1)
Total benefits and expenses	697,834	559,932	388,659	24.6	44.1
OPERATING INCOME	166,552	172,247	161,858	(3.3)	6.4
INCOME BEFORE INCOME TAX	$166,552	$172,247	$161,858	(3.3)	6.4

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales By Product
Traditional	$145,317	$145,380	$123,882	(0.0)%	17.4%
Universal life	75,763	75,715	165,368	0.1	(54.2)
Variable universal life	7,685	6,524	5,465	17.8	19.4
	$228,765	$227,619	$294,715	0.5	(22.8)
Sales By Distribution Channel
Brokerage general agents	$138,258	$133,995	$140,575	3.2	(4.7)
Independent agents	39,261	40,762	75,564	(3.7)	(46.1)
Stockbrokers/banks	36,356	35,748	65,967	1.7	(45.8)
BOLI / other	14,890	17,114	12,609	(13.0)	35.7
	$228,765	$227,619	$294,715	0.5	(22.8)
Average Life Insurance In-Force(1)
Traditional	$432,662,417	$380,212,243	$340,799,613	13.8	11.6
Universal Life	52,607,678	50,296,333	45,366,295	4.6	10.9
	$485,270,095	$430,508,576	$386,165,908	12.7	11.5
Average Account Values
Universal life	$5,001,487	$4,744,606	$4,110,434	5.4	15.4
Variable universal life	335,447	277,988	230,412	20.7	20.6
	$5,336,934	$5,022,594	$4,340,846	6.3	15.7

Traditional Life Mortality Experience(2)	$8,701	$(5,493)	$(1,166)
Universal Life Mortality Experience(2)	$3,453	$1,577	$1,704

(1)	Amounts are not adjusted for reinsurance ceded.
(2)

Represents the estimated pretax earnings impact resulting from mortality variances. Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006 and excludes results related to the BOLI product line.

Operating expenses detail

Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported total operating expenses.  Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
First year commissions	$262,054	$249,484	$339,899	5.0%	(26.6)%
Renewal commissions	37,768	37,308	33,218	1.2	12.3
Marketing Companies	609	5,873	—	(89.6)	n/a
First year ceded allowances	(18,804)	(38,141)	(119,092)	(50.7)	(68.0)
Renewal ceding allowances	(233,304)	(221,092)	(187,002)	5.5	18.2
General & administrative	179,920	168,068	175,436	7.1	(4.2)
Taxes, licenses and fees	32,928	27,798	30,559	18.5	(9.0)
Other operating expenses incurred	261,171	229,298	273,018	13.9	(16.0)
Less: commissions, allowances, and expenses capitalized	(304,494)	(265,533)	(332,495)	14.7	(20.1)
Other operating expenses	$(43,323)	$(36,235)	$(59,477)	19.6	(39.1)

2007 compared to 2006

Segment operating income

Operating income decreased $5.7 million, or 3.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily the result of reduced investment income allocations associated with the universal life securitization transaction in 2007 and favorable unlocking in 2006, offsetting favorable mortality results.

Operating revenues

Total revenues for the year ended December 31, 2007 increased $132.2 million, or 18.1%, compared to the year ended December 31, 2006.  This increase was the result of growth of life insurance in-force and an increase in the traditional block which continues to grow leading to higher net premiums and policy fees.

Net premiums and policy fees

Net premiums and policy fees grew by $118.5 million, or 28.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, due in part to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.  Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  Our maximum retention level for newly issued universal life products is generally $1,000,000.  During 2008, we have increased our retention limit to $2,000,000 on certain of our traditional life products.

Net investment income

Net investment income in the segment increased $16.6 million, or 5.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase reflects the growth of the segment assets caused by growth related to traditional and universal life products.

Other income

Other income decreased $2.9 million, or 73.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease relates primarily to the decision to end new sales in the direct marketing subsidiary acquired with the Chase companies.

Benefits and settlement expenses

Benefits and settlement expenses were $99.1 million, or 18.5%, higher for the year ended December 31, 2007 than for the year ended December 31, 2006, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values.  The estimated mortality impact on earnings for 2007 related to traditional and universal life products was a favorable $12.2 million, which was approximately $16.1 million more favorable than estimated mortality impact on earnings for 2006.

Amortization of DAC

The increase in DAC amortization compared to the prior year was primarily due to growth in the block of business and the related impact of a reduced reliance on reinsurance. In addition, during the second quarter of 2006, an evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads was performed on our West Coast Life UL product.  As a result of this review, assumptions were updated based on actual experience and/or expectations for the future.  This change in assumptions, and resulting adjustment to DAC, referred to as “unlocking”, resulted in a favorable adjustment of approximately $12.6 million, contributing to the increase in 2007 compared to 2006.

Other operating expenses

Other operating expenses decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease relates primarily to the decision to end new sales in the direct marketing subsidiary acquired with the Chase companies.

Sales

Sales for the segment increased $1.1 million, or 0.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to an increase of $1.2 million in variable universal life sales.  This increase in variable universal life sales was primarily related to continued growth in VUL sales through the institutional channel.   Strong competition in traditional and universal life products caused sales growth to be flat in 2007.

2006 compared to 2005

Segment operating income

Operating income increased 6.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily due to growth in business in-force as a result of strong sales in prior periods and favorable DAC unlocking of approximately $14.1 million (see additional discussion of this item below.)  The favorable DAC unlocking was partially offset by less favorable estimated mortality impact on earnings of $3.4 million.

Operating revenues

The 33.0% increase in total revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, was the result of growth of life insurance in-force and average account values, and was partially offset by higher overall benefits and expenses (44.1% higher in 2006 compared to the prior year.)  Additionally, during 2005, we entered into a securitization structure which results in earnings emerging more slowly relative to our previous reinsurance structure.

Net premiums and policy fees

Net premiums and policy fees grew by 46.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005, due in part to the growth in life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain newly written traditional life products.

Net investment income

Net investment income in the segment increased 17.6% for the year ended December 31, 2006 compared to the year ended December 31, 2005, reflecting the growth of the segment’s assets caused by the increase in life reserves, while other income increased 287.1% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The increase in other income was the result of a direct marketing subsidiary which was acquired in 2006 as a part of the Chase Insurance Group acquisition and contributed $6.8 million to other income during 2006.  This increase in income was primarily offset by additional operating expenses related to this subsidiary of $5.8 million in 2006.

Benefits and settlement expenses

Benefits and settlement expenses were 36.6% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values.  Less favorable mortality experience contributed to the increase in 2006 compared to 2005.  The estimated mortality impact on earnings for 2006 was a favorable $1.4 million, which is $3.2 million less favorable than estimated mortality impact on earnings for 2005.

Amortization of DAC

Amortization of DAC was 8.2% higher for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to the growth in life insurance in-force, partially offset by DAC unlocking.  We regularly perform an evaluation of DAC, including a review of the underlying assumptions of future mortality, expenses, lapses, premium persistency, investment yields, and interest spreads.  We adjusted DAC on our West Coast Life UL product during the second quarter of 2006, and for our other UL products during the third quarter of 2006.  As a result of these reviews, assumptions were updated based on actual experience and/or expectations for the future.  These changes in assumptions, and resulting adjustments to DAC, referred to as “unlocking,” resulted in favorable adjustments of approximately $12.6 million during 2006 and unfavorable adjustments of approximately $1.5 million during 2005.

Other operating expenses

Other operating expenses increased for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of higher incurred non-deferrable expenses.  Amounts capitalized as DAC generally include first year commissions, reinsurance allowances, and other deferrable acquisition expenses.  The changes in these amounts generally reflect the trends in sales.  Other operating expenses were also increased in 2006 by $5.8 million related to the direct marketing subsidiary which was acquired in 2006 as a part of the Chase Insurance Group acquisition.  Additionally, the first quarter of 2006 included a $2.1 million true-up of field compensation expenses related to sales in prior periods that increased expense.

Sales

Sales for the segment declined 22.8% for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to sharp declines in UL sales.  Traditional life sales increased 17.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Traditional life sales were negatively impacted during the first half of 2005 as a result of pricing adjustments on certain traditional life products in response to the rising cost of reinsurance.  We were able to improve our competitive position with respect to these products in the third quarter of 2005 by reducing our reliance on reinsurance for certain newly written traditional life products.  As a result, traditional life sales improved during the second half of 2005, and this upward trend in traditional life sales continued into 2006.  The 54.2% decline in UL sales for the year ended December 31, 2006 compared to the year ended December 31, 2005 was the expected result of pricing adjustments on certain UL products in response to the higher reserve levels required under Actuarial Guideline 38 (“AG38”).  See additional discussion of AG38 and its impact on certain UL products in the “Recent Developments” section herein.  Sales of BOLI business improved for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Reinsurance

Currently, the Life Marketing segment reinsures significant amounts of its life insurance in-force.  Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums.  Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition costs incurred by the direct writer of the business.  A more detailed discussion of the accounting for reinsurance allowances can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements.

The following table summarizes reinsurance allowances paid for each period presented, including the portion deferred as a part of DAC and the portion recognized immediately as a reduction of other operating expenses.  As the non-deferred portion of reinsurance allowances reduces operating expenses in the period received, these amounts represent a net increase to operating income during that period.  The amounts capitalized and earned during 2007, 2006, and 2005 are quantified below:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Allowances received	$252,108	$259,233	$306,094	(2.7)%	(15.3)%
Less: amount deferred	(113,378)	(126,458)	(168,477)	(10.3)	(24.9)
Allowances recognized (reduction in other operating expenses)	$138,730	$132,775	$137,617	4.5	(3.5)

Non-deferred reinsurance allowances of $138.7 million, $132.8 million, and $137.6 million were recognized in 2007, 2006, and 2005, respectively, resulting in reductions in operating expenses by these amounts in the same periods.  Non-deferred reinsurance allowances increased 4.5% in 2007 and decreased 3.5% in 2006, compared to the prior years.  The increase in 2007 was primarily due to growth in the universal life block and resulting increase in earned allowances. The decrease in 2006 was caused by lower allowances associated with recent reinsurance treaties.  In general, allowances negotiated with reinsurers have been declining over time as a result of the consolidating reinsurance market.

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized.  However, they do affect the amounts recognized as DAC amortization.  DAC on SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments products is amortized based on the estimated gross profits of the policies in force.  Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS No. 97 DAC amortization.  Deferred reinsurance allowances on SFAS No. 60, Accounting and Reporting by Insurance Enterprises policies are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force.  Thus, deferred reinsurance allowances on SFAS No. 60 policies impact SFAS No. 60 DAC amortization.

Ceded premiums and allowances

The amounts of ceded premium paid and allowances reimbursed by the reinsurer are reflected in the table below:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Ceded premiums	$913,250	$906,590	$902,055	0.7%	0.5%
Less: Allowances received	252,108	259,233	306,094	(2.7)	(15.3)
Net ceded premium	$661,142	$647,357	$595,961	2.1	8.6

The net ceded premium increased 2.1% in 2007 compared to the prior year, primarily due to growth in the universal life block offsetting decreases in term resulting from small amounts of reinsurance on new business. The move during 2005 to reduce our reliance on reinsurance by entering into a securitization structure to fund certain statutory reserves will ultimately result in a reduction in both ceded premiums and reinsurance allowances received.  As reinsurance allowances tend to be highest in the first year of a policy and subsequently decline, for a period of time, the decrease in allowances received will outpace the decrease in ceded premiums, resulting in an increase in net ceded premiums.

The Life Marketing segment’s reinsurance programs do not materially impact the other income line of our income statement.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(913,250)	$(906,590)	$(902,055)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(985,829)	(958,093)	(912,766)
Amortization of deferred policy acquisition costs	(61,050)	(49,914)	(61,231)
Other operating expenses	(138,730)	(132,775)	(137,616)

The table above does not reflect the impact of reinsurance on our net investment income.  By ceding business to the assuming companies, we forgo investment income on the reserves ceded.  Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on the business we cede.  The net investment income impact to us and the assuming companies has not been quantified.

Premiums and policy fees ceded had been rising over a number of years with increases in our in force blocks of traditional (primarily term life) and universal life business. Beginning in mid-2005, we changed our reinsurance approach in its traditional life products lines. Instead of ceding 90% of premiums on new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million. This had the effect of dramatically reducing reinsurance on new policies issued and led to relatively flat ceded premiums in 2006 compared to 2005 and in 2007 compared to 2006.

Benefits and settlement expenses ceded increased largely due to growth in the claims on our in force universal life business. Ceded amortization of deferred policy acquisition costs increased due to changes in unlocking in the universal life line of business in 2007. Amortization decreased in 2006 primarily due to a decrease in reliance on reinsurance on traditional business issued after June 30, 2005 and unlocking in the universal life lines. Other operating expenses ceded increased in 2007 due to growth in the universal life block of business. The decrease in 2006 was caused by lower allowances associated with recent reinsurance treaties.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$810,696	$514,571	$261,003	57.5%	97.2%
Reinsurance ceded	(510,540)	(256,311)	(74,199)	99.2	245.4
Net premiums and policy fees	300,156	258,260	186,804	16.2	38.3
Net investment income	578,965	413,636	223,201	40.0	85.3
Other income	9,462	6,038	1,605	56.7	276.2
Total operating revenues	888,583	677,934	411,610	31.1	64.7
Realized gains (losses) - investments	(2,772)	73,881	—
Realized gains (losses) - derivatives	6,622	(45,165)	—
Total revenues	892,433	706,650	411,610
BENEFITS AND EXPENSES
Benefits and settlement expenses	633,971	494,533	273,626	28.2	80.7
Amortization of deferred policy acquisition cost and value of business acquired	77,158	52,038	27,072	48.3	92.2
Other operating expenses	48,207	26,829	30,191	79.7	(11.1)
Operating benefits and expenses	759,336	573,400	330,889	32.4	73.3
Amortization of DAC / VOBA related to realized gains (losses) - investments	2,081	6,776	—
Total benefits and expenses	761,417	580,176	330,889

INCOME BEFORE INCOME TAX	131,016	126,474	80,721	3.6	56.7
Less: Realized gains (losses)	3,850	28,716	—
Less: Related amortization of DAC	(2,081)	(6,776)	—
OPERATING INCOME	$129,247	$104,534	$80,721	23.6	29.5

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$226,590,927	$235,299,391	$10,786,754	(3.7)%	2,081.4%
Universal life	32,026,221	33,241,672	17,178,862	(3.7)	93.5
	$258,617,148	$268,541,063	$27,965,616	(3.7)	860.3
Average Account Values
Universal life	$3,030,836	$3,098,263	$1,706,082	(2.2)	81.6
Fixed annuity(2)	5,186,782	5,419,865	213,530	(4.3)	2,438.2
Variable annuity	195,867	193,616	76,033	1.2	154.6
	$8,413,485	$8,711,744	$1,995,645	(3.4)	336.5
Interest Spread - UL and Fixed Annuities
Net investment income yield	6.08%	6.34%	7.00%
Interest credited to policyholders	4.11	4.11	5.15
Interest spread	1.97%	2.23	1.85%

Mortality Experience(3)	$2,936	$3,127	$1,522

(1)	Amounts are not adjusted for reinsurance ceded.
(2)	Includes general account balances held within variable annuity products and is net of reinsurance ceded.
(3)	Represents the estimated pretax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006.

2007 compared to 2006

Segment operating income

Operating income increased $24.7 million, or 23.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily the result of the Chase Insurance Group acquisition, which contributed $58.6 million for the year ended December 31, 2007, compared to $29.0 million in 2006.

Revenues

Net premiums and policy fees increased $41.9 million, or 16.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, as a result of the Chase Insurance Group acquisition, which contributed $122.4 million to net premiums and policy fees in 2007, compared to $76.2 million in 2006.  Investment income increased $165.3 million, or 40.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, as a result of the Chase Insurance group acquisition, which contributed $371.2 million of investment income in 2007 compared to $198.3 million for 2006.

Offsetting the impact of the Chase Insurance Group acquisition was the normal, expected runoff of the remaining acquired closed blocks.

Benefits and expenses

Benefits and settlement expenses increased $139.4 million, or 28.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase related to the Chase Insurance Group acquisition which contributed $373.8 million to benefits and settlement expenses during the 2007, compared to $228.5 million in the prior year.  The Chase Insurance Group acquisition resulted in $21.8 million of additional DAC/VOBA amortization for the year ended December 31, 2007, driving the increase in this line item.  Other operating expense increased $21.4 million, or 79.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, and related to the Chase Insurance Group acquisition, which contributed $21.0 million of additional expenses in 2007.  The segment continues to review credited rates on UL and annuity business for all blocks of business to minimize the impact of lower earned rates on interest spreads.

Offsetting the impact of the Chase Insurance Group acquisition was the normal, expected runoff of the remaining acquisition closed blocks.

2006 compared to 2005

Segment operating income

We completed the acquisition of the Chase Insurance Group during the third quarter of 2006.  This acquisition drove the increases in revenues, expenses, and earnings of the segment for 2006, as compared to the prior year.  This acquisition also drove the large increases in the segment’s life insurance in-force and UL and annuity account values compared to the prior years.

Revenues

Net premiums and policy fees increased 38.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of the Chase Insurance Group acquisition which contributed $76.2 million to the segment’s net premiums and policy fees during 2006.  Net investment income increased significantly for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to the increase in liabilities resulting from the current year acquisition.  The interest spread increased 38 basis points during 2006 as a result of the higher spreads associated with the Chase Insurance Group block of business acquired in the current year.

Benefits and expenses

Benefits and settlement expenses for the year ended December 31, 2006 were 80.7% higher than for the year ended December 31, 2005 primarily due to the current period acquisition, which contributed $228.7 million to expenses in 2006.  The Chase Insurance Group acquisition resulted in an additional $32.3 million of VOBA amortization for 2006, driving the annual increase of 92.2%.  Other operating expenses decreased 11.1% for the year ended December 31, 2006 compared to December 31, 2005, as a result of the runoff of the closed blocks of business and seasonality within the Chase Insurance Group block of business, partially offset by conversion costs incurred related to the 2006 acquisition.

Reinsurance

The Acquisitions segment currently reinsurers portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
REVENUES
Premiums and Policy Fees	$(510,540)	$(256,311)	$(74,199)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(424,913)	(123,080)	(88,711)
Amortization of deferred policy acquisition costs	(20,119)	(3,486)	(92)
Other operating expenses	(108,735)	(54,096)	(3,379)

The segment’s reinsurance programs do not materially impact the other income line of the income statement. In addition, net investment income has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. For business ceded under modified coinsurance arrangements, the amount of investment income attributable to the assuming company is included as part of the overall change in policy reserves and, as such, is reflected in benefit and settlement expenses. The net investment income impact to the Company and the assuming companies has not been quantified as it is not fully reflected in our consolidated financial statements.

The significant increase in all income statement items in 2006 was driven by our acquisition of the Chase Insurance Group on July 3, 2006. A significant portion of the reinsurance of the Chase Insurance Group business involves modified coinsurance arrangements. Under these arrangements, the net investment income attributable to the assuming company is reflected as a reduction of ceded benefit and settlement expenses.

Annuities

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,163	$32,074	$31,810	6.5%	0.8%
Reinsurance ceded	—	—	—
Net premiums and policy fees	34,163	32,074	31,810	6.5	0.8
Net investment income	267,258	225,063	218,678	18.7	2.9
Realized gains (losses) - derivatives	(68)	(2,747)	(351)	(97.5)	682.6
Other income	9,255	8,749	6,727	5.8	30.1
Total operating revenues	310,608	263,139	256,864	18.0	2.4
Realized gains (losses) - investments	2,008	4,697	30,980
Total revenues	312,616	267,836	287,844
BENEFITS AND EXPENSES
Benefits and settlement expenses	240,210	191,238	187,791	25.6	1.8
Amortization of deferred policy acquisition cost and value of business acquired	26,536	25,444	12,606	4.3	101.8
Other operating expenses	22,760	23,443	25,675	(2.9)	(8.7)
Operating benefits and expenses	289,506	240,125	226,072	20.6	6.2
Amortization of DAC / VOBA related to realized gains (losses) - investments	1,149	2,428	24,906
Total benefits and expenses	290,655	242,553	250,978
INCOME BEFORE INCOME TAX	21,961	25,283	36,866	(13.1)	(31.4)
Less: Realized gains (losses)	2,008	4,697	30,980
Less: Related amortization of DAC	(1,149)	(2,428)	(24,906)
OPERATING INCOME	$21,102	$23,014	$30,792	(8.3)	(25.3)

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales
Fixed annuity	$1,193,942	$878,178	$275,038	36.0%	219.3%
Variable annuity	472,482	322,762	312,211	46.4	3.4
	$1,666,424	$1,200,940	$587,249	38.8	104.5
Average Account Values
Fixed annuity(1)	$4,410,821	$3,608,819	$3,448,977	22.2	4.6
Variable annuity	2,677,749	2,399,832	2,221,881	11.6	8.0
	$7,088,570	$6,008,651	$5,670,858	18.0	6.0
Interest Spread - UL and Fixed Annuities(2)
Net investment income yield	5.98%	6.17%	6.26%
Interest credited to policyholders	5.34	5.32	5.45
Interest spread	0.64%	0.85%	0.81%

	As of December 31,			Change
	2007	2006	2005	2007	2006
GMDB - Net amount at risk(3)	$112,389	$93,888	$142,244	19.7%	(34.0)%
GMDB - Reserves	291	1,784	2,055	(83.7)	(13.2)
GMWB - Embedded Derivative Amount	540	—	—	—	—
S&P 500® Index	1,468	1,418	1,248	3.5	13.6

(1)	Includes general account balances held within variable annuity products.
(2)	Interest spread on average general account values.
(3)	Guaranteed death benefit in excess of contract holder account balance.

2007 compared to 2006

Segment operating income

Operating income from declined $1.9 million, or 8.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to unfavorable mortality results and a tightening of spreads in the immediate annuity line.  Offsetting these unfavorable results were increases in operating income in the market value adjusted annuity line and the single premium deferred annuity line.  The increase in the market value adjusted annuity line was due to favorable DAC unlocking, slightly offset by a decline in spread.  The single premium deferred annuity line of business was added in the third quarter of 2006 and only had two quarters of results in the prior year compared to a full year in 2007.  Operating income was also favorably impacted in 2007 compared to the prior year by increasing account values.

Operating revenues

Segment operating revenues increased $47.5 million, or 18.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to an increase in net investment income.  Average account balances grew 18.0% in 2007, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in 2007 by a 21 basis point decline in interest spreads.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain or improve its interest spread.

Benefits and expenses

Operating benefits and expenses increased $49.4 million, or 20.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  This increase was primarily the result of higher credited interest and unfavorable mortality fluctuations. Mortality was unfavorable by $10.6 million compared to unfavorable mortality of

$5.0 million in 2006, an unfavorable change of $5.6 million.  The unfavorable mortality variances partially related to the nonrecurring sales of $122 million of single premium immediate annuities on 28 lives sold in the fourth quarter of 2004 in a structured transaction.  Because this block of annuities is large relative to the total amount of annuities in-force, volatility in mortality results are expected.

The increase in DAC amortization for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of DAC unlocking in various lines.  We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking.”  The increase in DAC amortization (not related to Realized capital gains and losses) for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily the result of increased earnings in the single premium deferred annuity line.  This increase was partially offset as a result of DAC unlocking in various lines.

For the year ended December 31, 2007, DAC amortization for the Annuities segment was reduced by $4.5 million due to favorable DAC unlocking in the market value adjusted annuity line.  Favorable DAC unlocking of $2.9 million was recorded by the segment during 2007.

Sales

Total sales increased $465.5 million, or 38.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Sales of fixed annuities increased $315.8 million, or 36.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The continuation of new annuity sales through the former Chase distribution system contributed $379.5 million in fixed annuity sales in 2007.  Sales of variable annuities increased $149.7 million, or 46.4% for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in variable annuity sales is primarily due to the addition of a new guaranteed minimum withdrawal benefit rider to our variable annuity product, which was launched in May 2007, and our continued efforts to increase the wholesaling distribution.  A general decline in the equity markets has increased the net amount at risk with respect to guaranteed minimum death benefits by 19.7% as of December 31, 2007 compared to December 31, 2006.

2006 compared to 2005

Segment operating income

Segment operating income declined 25.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This change was primarily due to favorable unlocking of DAC in the market value adjusted annuity and variable annuity lines during 2005, which is discussed in more detail below.  Excluding the impact of DAC unlocking, segment operating income increased 60.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The impact of the favorable unlocking in 2005 was somewhat offset in 2006 by improvement in the equity markets, increasing account values, and improvement in the interest spread.

Operating revenues

Segment operating revenues increased 2.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Minor fluctuations in net premiums and policy fees were offset by changes in net investment income and other income.  Average account balances grew 6% in 2006, resulting in higher investment income as well as higher other income, due to an increase in asset-based fees.

Net investment income

During the first quarter of 2005, the investment portfolio was rebalanced to improve the duration match between the segment’s assets and liabilities.  Approximately $300 million in securities were sold, causing the large realized investment gains recognized in 2005.  These gains were partially offset by $22.4 million in DAC amortization associated with those gains.  The resulting funds from this transaction were reinvested in assets with lower rates than the investments that were sold, causing a decline in the investment income yield for the segment’s portfolio beginning in the second quarter of 2005.  Adjustments to credited rates enabled the segment to increase the net interest spread achieved steadily since the 2005 portfolio rebalancing, resulting in a net increase in interest spreads of four basis points in 2006.

Benefits and expenses

Operating benefits and expenses increased 6.2% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This fluctuation was primarily the result of changes in DAC amortization.  DAC amortization for the Annuities segment was reduced $16.2 million for the year ended December 31, 2005 due to two separate favorable DAC unlocking events.  The first unlocking occurred during the second quarter in the market value adjusted annuity line, when DAC amortization was reduced $5.0 million as a result of the portfolio rebalancing discussed above.  While the investment income yield obtained on the reinvested assets resulting from the portfolio rebalancing was lower than the yield obtained prior to the rebalancing, the actual yield on the reinvested assets exceeded previous projections.  The higher investment yield resulted in higher future estimated gross profits (“EGPs”) in the segment’s market value adjusted annuity line, causing the favorable unlocking of DAC.

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

Sales

Total sales were 104.5% higher for the year ended December 31, 2006 than for the year ended December 31, 2005.  The Chase Insurance Group acquisition (see Note 3, Acquisition Activity, to the Consolidated Financial Statements) and the continuation of new annuity sales through the former Chase distribution system, contributed $275.9 million in fixed annuity sales in 2006.  Excluding the impact of the acquisition, total sales increased 57.5% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Sales of fixed annuities (excluding the impact of the acquisition) increased 119.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005, as a result of higher interest rates compared to 2005 and strong sales increases in the equity indexed annuity product which was first introduced in 2005.  A general improvement in the equity markets reduced the net amount at risk with respect to guaranteed minimum death benefits by 34.0%.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Net investment income	$300,201	$325,653	$310,715	(7.8)%	4.8%
Realized gains (losses)	1,394	1,161	(16,065)
Total revenues	301,595	326,814	294,650
BENEFITS AND EXPENSES
Benefits and settlement expenses	241,460	269,851	246,134	(10.5)	9.6
Amortization of deferred policy acquisition cost	4,199	4,438	4,694	(5.4)	(5.5)
Other operating expenses	4,311	4,291	5,089	0.5	(15.7)
Total benefits and expenses	249,970	278,580	255,917	(10.3)	8.9
INCOME BEFORE INCOME TAX	51,625	48,234	38,733	7.0	24.5
Less: Realized gains (losses)	1,394	1,161	(16,065)
OPERATING INCOME	$50,231	$47,073	$54,798	6.7	(14.1)

The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales
GIC	$132,800	$294,100	$96,350	(54.8)%	205.2%
GFA - Direct Institutional	182,179	—	100,000	n/a	n/a
GFA - Registered Notes - Institutional	525,000	—	1,035,000	n/a	n/a
GFA - Registered Notes - Retail	86,666	139,826	180,931	(38.0)	(22.7)
	$926,645	$433,926	$1,412,281	113.5	(69.3)

Average Account Values	$5,006,929	$5,751,796	$5,872,635	(13.0)	(2.1)

Operating Spread
Net investment income yield	6.04%	5.78%	5.42%
Interest credited	4.86	4.79	4.29
Operating expenses	0.17	0.15	0.17
Operating spread	1.01%	0.84	0.96%

2007 compared to 2006

Segment operating income

Operating income increased $3.2 million, or 6.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in operating earnings resulted from a higher operating spread, which was partially offset by a decline in average account values.  The operating spread increased 17 basis points for 2007 due to the scheduled maturity of several, large high-coupon contracts and an improvement in portfolio asset yields.  The segment continually reviews its investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.  We expect operating earnings for this segment to stabilize as we continue to access the institutional funding agreement-backed note market while focusing on maintaining higher yielding investments.

Total sales increased $492.7 million, or 113.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was the result of our reentrance into the institutional funding agreement-backed note market.  These sales accounted for 56.7% of the segment’s sales.

2006 compared to 2005

Segment operating income

Operating income declined 14.1% for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to spread compression of 12 basis points and a 2.1% decline in average account balances.  The primary driver of the spread compression was increasing short term interest rates, resulting in higher interest credited rates.

Total sales declined 69.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  We chose not to participate in the institutional funding agreement-backed note market during 2006.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$391,297	$403,781	$418,919	(3.1)%	(3.6)%
Reinsurance ceded	(161,594)	(199,798)	(232,437)	(19.1)	(14.0)
Net premiums and policy fees	229,703	203,983	186,482	12.6	9.4
Net investment income	34,277	31,054	31,221	10.4	(0.5)
Other income	64,472	66,642	45,577	(3.3)	46.2
Total operating revenues	328,452	301,679	263,280	8.9	14.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	93,122	94,210	101,459	(1.2)	(7.1)
Amortization of deferred policy acquisition cost	51,649	53,044	68,623	(2.6)	(22.7)
Other operating expenses	154,156	146,637	69,207	5.1	111.9
Total benefits and expenses	298,927	293,891	239,289	1.7	22.8
INCOME BEFORE INCOME TAX	29,525	7,788	23,991	279.1	(67.5)
OPERATING INCOME	$29,525	$7,788	$23,991	279.1	(67.5)

The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Sales
Service contracts	$311,939	$264,878	$228,655	17.8%	22.4%
Credit insurance	114,646	140,769	208,878	(18.6)	(32.6)
Other products	97,369	115,069	51,232	(15.4)	124.6
	$523,954	$520,716	$488,765	0.6	9.6
Loss Ratios
Service contracts	45.1%	66.7%	72.9%
Credit insurance	28.2	35.5	36.7
Other products	42.9	29.2	62.9

2007 compared to 2006

Segment operating income

Operating income increased $21.7 million, or 279.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of bad debt charges of $27.1 million that occurred during 2006.  These charges were incurred on a line of business that we are no longer marketing.

Earnings from core product lines decreased $5.9 million, or 15.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Within the segment’s core product lines, service contract earnings declined $3.3 million, or 12.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease in service contract income included a negative impact of $7.6 million from the fourth quarter 2006 sale of all the outstanding stock of First Protection Corporation (FPC) to PLC. The line was favorably impacted by higher volume and improved loss ratios.  Credit insurance earnings increased $3.9 million, or 278.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, while earnings from other products declined $6.5 million, or 59.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in Credit insurance earnings related primarily to lower expenses and improved loss ratios in the Dealer Credit line. The decline in other products related primarily to lower volume and higher loss ratios in the IPP line, resulting from the loss of a significant customer.

Net premiums and policy fees

Net premiums and policy fees increased $25.7 million, or 12.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to an increase in the service contracts product line.  Net premiums in the service contract line increased $34.8 million, or 29.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily as a result of the Western General acquisition and higher volume in existing products.  Net premiums decreased in the credit and related and other product lines primarily due to the decline of in-force business in the credit and IPP lines.

Other income

Other income decreased $2.2 million, or 3.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease included a $7.6 million impact from the sale of FPC in 2006 and was somewhat offset by higher fees in the remaining service contract lines, including the Western General acquisition.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.1 million, or 1.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease was partially a result of $7.1 million of lower claims in the credit and discontinued lines.  This was somewhat offset by $6.0 million of higher service contract and GAP claims resulting from higher volume and the acquisition of Western General.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $1.4 million lower for the year ended December 31, 2007 compared to the year ended December 31, 2006, reflecting a decrease in earned premiums in the credit and related and other products lines.  The increase in other operating expenses was primarily due to higher volume in the service contract lines and higher general and administrative expenses, somewhat offset by bad debt charges of $27.1 million that occurred during 2006.  These charges related to the bankruptcy filing of CENTRIX Financial LLC (“CENTRIX”) and were based on our assessment of the inability of CENTRIX and an affiliated reinsurer to meet their obligations as a part of the Lenders Indemnity product line.

Sales

Total segment sales increased $3.2 million, or 0.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Service contract sales continue to improve, exceeding the prior year by 17.8%.  The decline in credit insurance sales was due to a significant decrease in sales through financial institutions.  The bulk of these sales were derived from a third party administrator relationship which is in runoff.  The decrease in other product sales for the year ended December 31, 2007 compared to the year ended December 31, 2006, was related to the GAP line and the IPP line which lost a significant customer.

2006 compared to 2005

Segment operating income

Operating income declined 67.5% for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to charges in one of the lines the segment is no longer marketing.  During 2006, the segment was negatively impacted by $27.1 million of bad debt charges ($1.1 million in the second quarter and $26.0 million in the third quarter) related to its Lender’s Indemnity product line.  The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default.  We ceased offering the Lender’s Indemnity product in 2003.  The bad debt charges recorded in the third quarter of 2006 followed the bankruptcy filing related to CENTRIX, the originator and servicer of the business, and is the result of our assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program.

Excluding the impact of the Lender’s Indemnity bad debt charges, operating income increased 45.4% for the year ended December 31, 2006 compared to the prior year.  Earnings from core product lines were up $13.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, while excluding the bad debt charges discussed above, results from lines the segment is no longer marketing declined $1.4 million for the same period.  Within the segment’s core product lines, earnings from service contracts and other products improved $7.6 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The Western General acquisition completed during the third quarter of 2006 contributed $3.7 million to service contract earnings for the year ended December 31, 2006.  The improvement in earnings from other products was primarily due to the segment’s IPP line, which improved as a result of higher premiums and favorable claim results.  Credit insurance earnings declined $2.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to lower volume and higher expenses.

Net premiums and policy fees

Net premiums and policy fees increased 9.4% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The improvement in 2006 was the result of increases of $11.9 million in the service contract line ($8.6 million of which was due to the Western General acquisition) and $15.0 million in other products (primarily IPP and GAP product lines), offset by decreases in the credit insurance line ($10.0 million) and lines the segment is no longer marketing ($4.9 million).

Net investment income

Net investment income for the year ended December 31, 2006 remained comparable to prior periods, while other income increased 46.2% the year ended December 31, 2006.  The increases in other income were primarily due to increases in administrative fees on service contracts and GAP products resulting from increased volume of contracts sold in these product lines.  The Western General acquisition contributed to the 2006 increase, adding $5.7 million to other income during the year.

Benefits and settlement expenses

Benefits and settlement expenses declined for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This decrease was the result of declines in credit insurance and lines the segment is no longer marketing of $8.1 million and $14.6 million, respectively, reflecting the decrease in net premiums in these lines discussed above.  The decreases in these two lines were partially offset in 2006 by higher expenses in the service contract line primarily due to the Western General acquisition.  Benefits and settlement expenses were also favorably impacted by the continuing improvement in loss ratios, most notably in the service contract and other product lines.

Loss ratios in the service contract lines continue to benefit from the segment’s initiatives to increase pricing and tighten the underwriting and claims processes.  The decrease in the loss ratio for other products was the result of favorable claims experience, primarily related to the IPP and GAP product lines.

Amortization of DAC

Amortization of DAC was 22.7% lower for the year ended December 31, 2006 compared to the year ended December 31, 2005, reflecting lower earned premiums in the credit insurance line.  The 111.9% increase in other operating expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was partially due to the bad debt charges related to the Lender’s Indemnity product line discussed above.  Excluding the bad debt charges, operating expenses for the year ended December 31, 2006 were 72.7% higher than for the year ended December 31, 2005.  This increase was due to higher commissions on service contracts and GAP due to increased volume and higher retrospective commissions resulting from improvements in loss ratios, and the Western General acquisition, which contributed $5.1 million of operating expense to 2006.

Sales

Total segment sales increased 9.6% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Service contract sales continued to improve throughout 2006, exceeding the prior year by 22.4%.  The 2006 improvement in service contract sales was comprised of increases of $49.6 million and $1.5 million, respectively, in the vehicle and marine lines.  The declines in credit insurance sales were due to decreases in sales through financial institutions.  The bulk of these sales are derived from a third party administrator relationship which is in runoff.  Other product sales were up in both the IPP and GAP lines, with the GAP product accounting for the majority (approximately 95%) of the increase in 2006.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life credit accident and health, credit property, vehicle service contracts and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company or our affiliates.

Ceded unearned premiums reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
REVENUES
Premiums and Policy Fees	$(161,594)	$(199,798)	$(232,437)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(93,706)	(131,350)	(128,136)
Amortization of deferred policy acquisition costs	(44,694)	(55,612)	(64,467)
Other operating expenses	(14,556)	17,811	(10,352)

Reinsurance ceded has been declining since 2005 as the Company is discontinuing the marketing of credit insurance products through financial institutions. The majority of this business was ceded to PARC’s.

Reinsurance premiums ceded were 19.1% and 14.0% lower in 2007 and 2006 compared to prior years, respectively. The declines in 2007 and 2006 were primarily due to the reduction in ceded insurance premiums sold through financial institutions. The Company began discontinuing the marketing of credit insurance products through financial institutions during 2005. In addition, the ceded premiums for the Lender’s Indemnity product continued to decline since the Company ceased offering the product in 2003.

Benefits and settlement expenses ceded decreased 28.7% in 2007, while they increased 2.5% in 2006. The fluctuations are mainly attributable to losses in the Lender’s Indemnity product line. Ceded losses for this product line were $0.8 million, $33.4 million, and $6.0 million in 2007, 2006, and 2005, respectively.

Amortization of DAC ceded was 19.6% lower for 2007 and 13.7% lower for 2006 compared to prior years, partly reflecting changes in the mix of business ceded during these periods.

Other operating expenses ceded increased 181.7% in 2007, while they decreased 272.1% in 2006 compared to prior years. The fluctuations were mainly attributable to the Lender’s Indemnity bad debt charges of $27.1 million in 2006 resulting from the Company’s assessment of a reinsurer’s inability to meet their obligations under the reinsurance agreement. In addition, operating expenses increased in 2007 as a result of an increase in service contract sales.

Net investment income has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, the Company forgoes investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. The net investment income impact to the Company and the assuming companies has not been quantified as it is not reflected in the Company’s consolidated financial statements. Accordingly, an overall cost of reinsurance has not been determined.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,025	$38,303	$42,441	(11.2)%	(9.8)%
Reinsurance ceded	(15)	(23)	(173)	(34.8)	(86.7)
Net premiums and policy fees	34,010	38,280	42,268	(11.2)	(9.4)
Net investment income	109,566	50,128	83,191	118.6	(39.7)
Realized gains (losses) - investments	6,857	13,494	8,684
Realized gains (losses) - derivatives	(4)	27	2,877
Other income	1,497	11,509	12,122	(87.0)	(5.1)
Total operating revenues	151,926	113,438	149,142	33.9	(23.9)
Realized gains (losses) - investments	1,572	9,237	14,586
Realized gains (losses) - derivatives	(11,079)	25,724	(34,596)
Total revenues	142,419	148,399	129,132	(4.0)	14.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	36,191	46,845	51,890	(22.7)	(9.7)
Amortization of deferred policy acquisition cost	773	3,388	4,064	(77.2)	(16.6)
Other operating expenses	110,178	58,444	54,132	88.5	8.0
Total benefits and expenses	147,142	108,677	110,086	35.4	(1.3)
INCOME BEFORE INCOME TAX	(4,723)	39,722	19,046	(111.9)	108.6
Less: Realized gains (losses) - investments	1,572	9,237	14,586
Less: Realized gains (losses) - derivatives	(11,079)	25,724	(34,596)
OPERATING INCOME	$4,784	$4,761	$39,056	0.5	(87.8)

2007 compared to 2006

Segment operating income

Corporate and Other segment operating income was consistent with the prior year. The segment experienced higher interest expense resulting from increased borrowings, which was offset by higher net investment income.  The increase in interest expense is primarily due to the issuance of non-recourse funding obligations to fund statutory reserves required by Regulation XXX and AXXX.  The overall performance of our investment portfolio continued to be strong, with no significant credit issues in either the securities or mortgage portfolio.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on unallocated capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for this segment increased $59.4 million, or 118.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, while net premiums and policy fees declined $4.3 million, or 11.2%.  The increase in net investment income was primarily the result of increases in proceeds related to non-recourse funding obligations compared to the prior year.  The decline in net premiums and policy fees was the expected result of the runoff of business in the non-strategic lines of business which is no longer being marketed.

Benefits and settlement expenses

Benefits and settlement expenses decreased $10.7 million, or 22.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease was primarily the result of a $9.0 million reserve strengthening recorded during 2006.  The additional decline is expected as the non-strategic lines of business are no longer being marketed and correspond to the declines in net premiums and policy fees.

Other operating expenses

Other operating expenses increased $51.7 million, or 88.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was primarily due to an increase in interest expense of $43.9 million, or 216.3%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Of this increase in interest expense, approximately $41.6 million relates to additional issuances of non-recourse funding obligations.  For additional information regarding these obligations, refer to Note 9, Debt and Other Obligations.

2006 compared to 2005

Segment operating income

Operating income decreased $34.3 million for the next year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to lower net investment income and higher interest expense.

Operating revenues

Net investment income for the Corporate and Other segment decreased $33.1 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, while net premiums and policy fees declined $4.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The $33.1 million decrease in net investment income was primarily the result of a decrease in investment income on unallocated capital, which was the result of allocating capital to the Life Marketing segment to support reserves in newly written business under the securitization structure and capital used in the Chase Insurance Group acquisition.  Additionally, prepayment fees from mortgages were $5.6 million lower in 2006 than the prior year.  Unallocated capital grew during 2005 as capital was conserved in anticipation of the Chase Insurance Group acquisition, which closed in 2006.  As expected, unallocated capital was reduced following the acquisition, resulting in lower net investment income in the Corporate and Other segment for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The decline in net premiums and policy fees for the year ended December 31, 2006 compared to the year ended December 31, 2005 was the expected result of the runoff of business in the non-strategic lines of business which are no longer being marketed.

Benefits and settlement expenses

Benefits and settlement expenses declined 9.7% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  This decline was the expected result of declines in the non-strategic lines of business which are no longer being marketed, and corresponds to the decline in net premiums and policy fees.  A charge of $9.0 million was recorded in 2006 to strengthen reserves related to the Residual Value line.  This reserve strengthening was primarily a result of a further decline in used car prices and an increase in the expected frequency of claims.  A $5.0 million charge was taken in 2005 in the Residual Value line.

Other operating expenses

Other operating expenses increased 8.0% for the year ended December 31, 2006 compared to the year ended December 31, 2005.  The increase was primarily due to a $10.4 million increase in interest expense resulting from increased borrowings of $300.0 million of additional issuances of non-recourse funding obligations.  The increased interest expense was partially offset by a reduction in other operating expenses in the non-strategic lines of business and a decrease in other corporate overhead.  Included in the reduction in other corporate overhead was a reduction in expenses associated with our annual incentive plan and stock-based compensation plans, and a $3.8 million expense reduction resulting from the write-off of capitalized software costs in the prior year with no such write-offs in the current year.

Realized Gains and Losses

The following table presents realized investment gains and losses for the periods shown. Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period. Such classifications had no effect on previously reported net income or shareowners’ equity.

	For The Year Ended December 31,			Change
	2007	2006	2005	2007	2006
	(Dollars In Thousands)
Fixed maturity gains - sales	$10,257	$56,309	$76,118	$(46,052)	$(19,809)
Fixed maturity losses - sales	(11,862)	(34,153)	(27,609)	22,291	(6,544)
Equity gain - sales	5,912	296	262	5,616	34
Equity losses - sales	(12)	(7)	(845)	(5)	838
Impairments on fixed maturity securities	—	(5,689)	(11,745)	5,689	6,056
Impairments on equity securities	—	—	(53)	0	53
Mark to market - Modco trading portfolios	(989)	66,363	—	(67,352)	66,363
Other	1,498	18,745	1,806	(17,247)	16,939
Total realized gains (losses) - investments	$4,804	$101,864	$37,934	$(97,060)	$63,930

Foreign currency swaps	$7,657	$3,765	$(33,126)	$3,892	$36,891
Foreign currency adjustments on stable value contracts	(3,518)	(3,389)	33,452	(129)	(36,841)
Derivatives relate to mortgage loan commitments	(3,746)	26,712	(10,344)	(30,458)	37,056
Embedded derivatives related to reinsurance	10,679	(44,491)	(1,338)	55,170	(43,153)
Other derivatives	(11,346)	(4,152)	(20,463)	(7,194)	16,311
Total realized gains (losses) - derivatives	$(274)	$(21,555)	$(31,819)	$21,281	$10,264

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  During 2006, the Chase Insurance Group portfolios underwent a significant amount of asset/liability balancing, and as such, realized gain (loss) activity was heightened. The change in net realized investment gains, excluding impairments, reflects the normal operation of our asset/liability program within the context of the changing interest rate environment.  The decrease in realized losses during the current year is due to an overall higher volume of transactions in the year ended December 31, 2006.

There were no impairments for the year ended December 31, 2007 compared to $5.7 million for the year ended December 31, 2006.  The $1.5 million of other realized gains recognized for the year ended December 31, 2007 includes gains of $3.4 million related to real estate investments, gains of $0.4 million related to short-term investments, and other losses totaling $2.3 million.  As of December 31, 2007, net mark-to-market losses of $1.0 million to our modified coinsurance (“Modco”) trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses.  Additional details on our investment performance and evaluation are provided in the “Consolidated Investments” section below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  We have entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of its foreign currency denominated stable value contracts.  We recorded net realized gains of $4.1 million from these securities for the year ended December 31, 2007.  These gains were the result of swap and contract maturities and differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments.  We recorded $3.7 million in net realized losses from these securities for the year ended

December 31, 2007.  The net losses from these securities were the result of fluctuations in interest rates and adjustments to our short positions.

We are also involved in various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $10.7 million in gains on these embedded derivatives were a result of spread widening, partially offset by lower interest rates during 2007.  In 2007, the investment portfolios that support the related modified coinsurance reserves and funds withheld had mark-to-market losses that partially offset the gains on these embedded derivatives.

We also use various swaps, options, and swaptions to mitigate risk related to other interest rate exposures.  We realized losses of $10.4 million on swaptions for the year ended December 31, 2007.  Equity call options generated gains of $0.5 million for the year ended December 31, 2007.  The GMWB (Guaranteed Minimum Withdrawal Benefit) rider embedded derivatives on certain variable deferred annuities had realized losses of $0.5 million for the year ended December 31, 2007.  Other derivative contracts generated net losses of $0.9 million for the year ended December 31, 2007.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of December 31, 2007, our investment portfolio equaled approximately $28.5 billion. Our investment portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within our fixed maturity securities, we maintain portfolios classified as “available for sale” and “trading”.  We generally purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, we may sell any of our investments to maintain proper matching of assets and liabilities.  Accordingly, we had classified $19.3 billion or 84.3% of our fixed maturities as “available for sale” as of December 31, 2007.  These securities are carried at fair value on our Consolidated Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

Our trading portfolio, as of December 31, 2007, consists primarily of fixed maturities with a market value of $3.6 billion and short-term investments with a market value of $52.0 million, which were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of December 31, 2007, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $22.9 billion, which was 0.3% below amortized cost of $23.0 billion.  We had $3.3 billion in mortgage loans as of December 31, 2007.  While our mortgage loans do not have quoted market values, as of December 31, 2007, we estimated the market value of our mortgage loans to be $3.5 billion (using discounted cash flows from the next call date), which was 6.1% greater than the amortized cost.  Most of our mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

As of December 31, 2006, our fixed maturity investments had a market value of $20.9 billion, 0.8% above amortized cost of $20.8 billion.  We had $3.9 billion in mortgage loans as of December 31, 2006.  We estimated the market value of our mortgage loans to be $4.0 billion as of December 31, 2006, which was 2.6% above amortized cost.

The following table shows the reported values of our invested assets:

	As of December 31,
	2007		2006
	(Dollars In Thousands)
Publicly issued bonds	$19,187,474	67.3%	$18,809,094	68.6%
Privately issued bonds	3,755,594	13.2	2,114,713	7.7
Redeemable preferred stock	42	0.0	84	0.0
Fixed maturities	22,943,110	80.5	20,923,891	76.3
Equity securities	64,226	0.2	80,108	0.3
Mortgage loans	3,275,678	11.5	3,880,028	14.1
Investment real estate	8,026	0.0	37,928	0.1
Policy loans	818,280	2.9	839,502	3.1
Other long-term investments	186,299	0.6	306,012	1.1
Short-term investments	1,218,116	4.3	1,366,467	5.0
Total investments	$28,513,735	100.0%	$27,433,936	100.0%

Included in the preceding table are $3.6 billion and $3.5 billion of fixed maturities and $52.0 million and $302.7 million of short-term investments classified as trading securities as of December 31, 2007 and 2006, respectively.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  Upon obtaining these estimates of market value, management makes a determination as to the appropriate valuation amount. The market value of private, non-traded securities was $3.8 billion at December 31, 2007, representing 13.2% of our total invested assets.

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  We require collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis, with additional collateral obtained as necessary.  As of December 31, 2007, securities with a market value of $400.0 million were loaned under these agreements.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of December 31, 2007, collateral related to these agreements equaled $410.1 million.

We review our position on a monthly basis for possible credit concerns and review our current exposure, credit enhancement, and delinquency experience.  As of December 31, 2007, we had a total market value of approximately $89.9 million invested in securities that are supported by collateral classified as sub-prime.  This represents approximately 0.3% of our total invested assets.  $88.2 million, or approximately 98.1%, of these securities have been rated as AAA.  In addition, as of December 31, 2007, we had a total of approximately $273.4 million invested in securities backed by Alt-A residential mortgage loans, which represents less than 1.0% of invested assets.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table shows our available for sale fixed maturities by credit rating as of December 31, 2007:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$8,289,473	42.9%
AA	1,679,191	8.7
A	3,465,910	17.9
BBB	5,111,051	26.4
Investment grade	18,545,625	95.9
BB	588,166	3.0
B	152,589	0.8
CCC or lower	51,979	0.3
In or near default	73	0.0
Below investment grade	792,807	4.1
Redeemable preferred stock	42	0.0
Total	$19,338,474	100.0%

Not included in the table above are $3.6 billion of investment grade and $39.0 million of less than investment grade fixed maturities classified by the Company as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk.  The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of December 31, 2007:

Creditor	Market Value
(Dollars in Millions)
AT&T	$181.7
American International Group	143.5
Citigroup	142.2
Wachovia	126.3
General Electric	126.2
Conocophillips	125.5
Bank of America	118.6
Comcast	118.6
Goldman Sachs	109.1
Metlife Inc	105.8

Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to its investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets.

We consider a number of factors in determining whether the impairment is other than temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

We consider a number of factors relating to the issuer in determining the financial strength, liquidity, and recoverability of an issuer.  These include but are not limited to: available collateral, assets that might be available to repay debt, operating cash flows, financial ratios, access to capital markets, quality of management, market position, exposure to litigation or product warranties, and the effect of general economic conditions on the issuer.  Once management has determined that a particular investment has suffered an other than temporary impairment, the asset is written down to its estimated fair value.

There are certain risks and uncertainties associated with determining whether declines in market values are other than temporary.  These include significant changes in general economic conditions and business markets, trends in certain industry segments, interest rate fluctuations, rating agency actions, changes in significant accounting estimates and assumptions, commission of fraud, and legislative actions.  We continuously monitor these factors as they relate to the investment portfolio in determining the status of each investment.  Provided below are additional facts concerning the potential effect upon our earnings should circumstances lead management to conclude that some of the current declines in market value are other than temporary.

Unrealized Gains and Losses – Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2007, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, management considers a number of factors in determining if an unrealized loss is other than temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of December 31, 2007, we had an overall pre-tax net unrealized loss of $55.0 million.

For traded and private fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2007, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$3,025,522	31.1%	$3,087,840	30.5%	$(62,318)	15.9%
>90 days but <= 180 days	947,674	9.7	986,706	9.7	(39,032)	10.0
>180 days but <= 270 days	1,018,964	10.5	1,086,413	10.7	(67,449)	17.2
>270 days but <= 1 year	692,404	7.1	755,867	7.5	(63,463)	16.2
>1 year but <= 2 years	475,011	4.9	509,915	5.0	(34,904)	8.9
>2 years but <= 3 years	3,234,291	33.2	3,328,996	32.9	(94,705)	24.2
>3 years but <= 4 years	248,334	2.5	265,430	2.6	(17,096)	4.4
>4 years but <= 5 years	81,442	0.8	85,015	0.8	(3,573)	1.0
>5 years	18,880	0.2	27,656	0.3	(8,776)	2.2
Total	$9,742,522	100.0%	$10,133,838	100.0%	$(391,316)	100.0%

The unrealized losses as of December 31, 2007, primarily relate to the widening of credit spreads as treasury rates declined during the year.  As of December 31, 2007, securities with a market value of $806.4 million and $35.9 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including $7.9 million of unrealized losses greater than five years.  We do not consider these unrealized positions to be other than temporary because the underlying mortgage loans continue to perform consistently with our original expectations.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to ignore. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other than temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of December 31, 2007, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$1,387,554	14.2%	$1,403,115	13.8%	$(15,561)	4.0%
Banking	920,285	9.4	1,003,377	9.9	(83,092)	21.2
Basic Industrial	286,402	2.9	303,577	3.0	(17,175)	4.4
Brokerage	309,508	3.2	325,015	3.2	(15,507)	4.0
Capital Goods	92,747	1.0	96,903	1.0	(4,156)	1.1
Communications	258,631	2.7	284,316	2.8	(25,685)	6.6
Consumer Cyclical	235,163	2.4	265,239	2.6	(30,076)	7.7
Consumer Noncyclical	212,825	2.2	220,450	2.2	(7,625)	1.9
Electric	794,192	8.2	825,627	8.2	(31,435)	8.0
Energy	128,629	1.3	132,381	1.3	(3,752)	1.0
Finance Companies	249,503	2.6	263,152	2.6	(13,649)	3.5
Insurance	506,306	5.2	528,371	5.2	(22,065)	5.6
Municipal Agencies	490	0.0	491	0.0	(1)	0.0
Natural Gas	464,779	4.8	485,996	4.8	(21,217)	5.4
Non-Agency Mortgages	2,950,152	30.3	3,004,212	29.6	(54,060)	13.8
Other Finance	606,796	6.2	643,217	6.4	(36,421)	9.3
Other Industrial	92,572	1.0	93,948	0.9	(1,376)	0.4
Other Utility	14,188	0.1	15,044	0.2	(856)	0.2
Real Estate	2,819	0.0	2,906	0.0	(87)	0.0
Technology	79,515	0.8	81,860	0.8	(2,345)	0.6
Transportation	148,462	1.5	153,632	1.5	(5,170)	1.3
U.S. Government	1,004	0.0	1,009	0.0	(5)	0.0
Total	$9,742,522	100.0%	$10,133,838	100.0%	$(391,316)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, as of December 31, 2007 and 2006, is presented in the following table:

	December 31, 2007	December 31, 2006
	% Unrealized	% Unrealized
	Loss	Loss

Agency Mortgages	4.0%	16.9%
Banking	21.2	5.3
Basic Industrial	4.4	6.0
Brokerage	4.0	1.2
Canadian Govt Agencies	0.0	0.8
Capital Goods	1.1	0.1
Communications	6.6	5.8
Consumer Cyclical	7.7	4.2
Consumer Noncyclical	1.9	2.7
Electric	8.0	12.7
Energy	1.0	3.0
Finance Companies	3.5	0.5
Insurance	5.6	2.3
Municipal Agencies	0.0	0.0
Natural Gas	5.4	9.4
Non-Agency Mortgages	13.8	13.6
Other Finance	9.3	8.0
Other Industrial	0.4	1.2
Other Utility	0.2	0.1
Technology	0.6	1.2
Transportation	1.3	2.4
U.S. Government	0.0	2.5
U.S. Government Agencies	0.0	0.1
Total	100.0%	100.0%

As noted within the table above, the largest change in our unrealized loss positions by segment has been in the agency mortgages and banking segment. The unrealized loss position in agency mortgages decreased due to lower interest rates across the yield curve and the high quality and ratings of collateral that backed such investments. The unrealized loss position in the banking sector increased as a result of significantly wider credit spreads due to the sector’s reduced profitability and increased balance sheet/capital concerns.

The range of maturity dates for securities in an unrealized loss position as of December 31, 2007, varies, with 12.8% maturing in less than 5 years, 22.0% maturing between 5 and 10 years, and 65.2% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2007:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$7,066,272	72.5%	$7,261,288	71.7%	$(195,016)	49.8%
BBB	2,067,954	21.2	2,182,925	21.5	(114,971)	29.4
Investment grade	9,134,226	93.7	9,444,213	93.2	(309,987)	79.2
BB	422,436	4.3	462,491	4.6	(40,055)	10.2
B	131,542	1.3	158,440	1.5	(26,898)	6.9
CCC or lower	54,318	0.7	68,694	0.7	(14,376)	3.7
Below investment grade	608,296	6.3	689,625	6.8	(81,329)	20.8
Total	$9,742,522	100.0%	$10,133,838	100.0%	$(391,316)	100.0%

As of December 31, 2007, securities in an unrealized loss position that were rated as below investment grade represented 6.3% of the total market value and 20.8% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $51.7 million.  Securities in an unrealized loss position rated less than investment grade were 2.1% of invested assets.  We generally purchase our investments with the intent to hold to maturity.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$235,613	38.8%	$242,082	35.1%	$(6,469)	8.0%
>90 days but <= 180 days	61,948	10.2	67,391	9.8	(5,443)	6.7
>180 days but <= 270 days	73,161	12.0	86,424	12.5	(13,263)	16.3
>270 days but <= 1 year	25,690	4.2	30,169	4.4	(4,479)	5.5
>1 year but <= 2 years	32,326	5.3	38,918	5.6	(6,592)	8.1
>2 years but <= 3 years	124,217	20.4	151,476	22.0	(27,259)	33.5
>3 years but <= 4 years	39,914	6.6	51,197	7.4	(11,283)	13.9
>4 years but <= 5 years	104	0.0	146	0.0	(42)	0.0
>5 years	15,323	2.5	21,822	3.2	(6,499)	8.0
Total	$608,296	100.0%	$689,625	100.0%	$(81,329)	100.0%

As of December 31, 2007, below investment grade securities with a market value of $25.6 million and $8.4 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including securities in an unrealized loss position greater than five years with a market value of $13.7 million and $5.8 million of unrealized losses.  We do not consider these unrealized positions to be other than temporary, because the underlying mortgage loans continue to perform consistently with the our original expectations.  In addition, of this total, approximately $495.0 million and $87.2 million, respectively, relate to corporate securities and public utility securities.

Realized Losses

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the year ended December 31, 2007, we did not record any pre-tax other-than-temporary impairments in our investments compared to $5.7 million for the year ended December 31, 2006.

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we generally intend to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of its investment portfolio as available for sale.  For the year ended December 31, 2007, we sold securities in an unrealized loss position with a market value of $1.3 billion resulting in a realized loss of $11.7 million. Of this amount, a $6.8 million loss in December 2007 resulted from the sale of approximately $218.3 million (par value) of commercial mortgage loans we securitized during 2007. The loss was generated by the regulation of SFAS No. 140 through an allocation of basis using relevant allocated fair value. For additional information on this mortgage securitization, see Note 10, Commercial Mortgage Securitizations.  We also engaged in taxable exchanges resulting in a loss of $0.2 million for the year ended December 31, 2007.  The securities were sold as a result of normal portfolio rebalancing activity and tax planning.  For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$1,227,496	93.7%	$(10,129)	86.5%
>90 days but <= 180 days	11,472	0.9	(204)	1.8
>180 days but <= 270 days	598	0.0	(2)	0.0
>270 days but <= 1 year	—	0.0	—	0.0
>1 year	70,613	5.4	(1,370)	11.7
Total	$1,310,179	100.0%	$(11,705)	100.0%

See Note 4, Investment Operations, to Consolidated Financial Statements for additional details on our analysis of investments.

Mortgage Loans

We invest a significant portion of our investment portfolio in commercial mortgage loans.  As of December 31, 2007, our mortgage loan holdings equaled approximately $3.3 billion. We generally do not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to ignore. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.  As of December 31, 2007 and 2006, our allowance for mortgage loan credit losses was $0.5 million and $0.5 million, respectively.

Our mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property’s projected operating expenses and debt service.  We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $627.0 million of our mortgage loans have this participation feature.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of December 31, 2007, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.  At December 31, 2007, $7.5 million or 0.2% of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans.  We sold the senior tranches while retaining the subordinate tranches.  We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans.  We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  We continue to service the securitized mortgage loans.  At December 31, 2007, we had investments related to retained beneficial interests of mortgage loan securitizations of $929.1 million.  See Note 10, Commercial Mortgage Securitizations, for additional information on the mortgage loan securitization completed during 2007.

LIABILITIES

Many of our products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of December 31, 2007, we had policy liabilities and accruals of approximately $17.4 billion.  Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.7%.

LIQUIDITIY AND CAPITAL RESOURCES

Liquidity

We meet our liquidity requirements primarily through positive cash flows from our operating activities.  Primary sources of cash from the Company and its insurance subsidiaries are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income.  Primary uses of cash for the Company and its insurance subsidiaries include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses.

While we generally anticipate that the cash flow of the Company and its insurance subsidiaries will be sufficient to meet our investment commitments and operating cash needs, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of December 31, 2007, we did not have a liability related to such borrowings.  Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  We may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

In addition, we have access to the $200 million revolving line of credit, under which the Company may borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009. As of December 31, 2007, we did not have an outstanding balance under this line of credit. No compensating balances are required to maintain the line of credit. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that PLC and our subsidiaries can incur. Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital. PLC was in compliance with all debt covenants as of December 31, 2007.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations.

We were committed as of December 31, 2007, to fund mortgage loans in the amount of $861.7 million.  Our subsidiaries held $469.2 million in cash and short-term investments as of December 31, 2007.  In addition, we held $855.4 million in cash and short-term investments.

Sources and Uses of Cash

Our primary sources of funding are our insurance operations and revenues from investments. The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to PLC.  These restrictions are generally based in part on the prior year’s statutory income and surplus.  Generally, these restrictions pose no short-term liquidity concerns.  In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to PLC by the Company for 2007 is estimated to be $350.5 million.  We plan to retain substantial portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.  The following chart shows the cash flows provided by or used in operating, investing, and financing activities for 2007, 2006, and 2005:

	For the year ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Net cash provided by operating activities	$875,879	$480,219	$457,306
Net cash used in investing activities	(1,564,989)	(631,842)	(1,609,467)
Net cash provided by financing activites	758,198	136,956	1,093,791
Total	$69,088	$(14,667)	$(58,370)

2007 Compared to 2006

Net cash provided by operating activities - Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income, and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed benefits paid and redemptions, and we invest the excess. Accordingly, in analyzing our cash flows we focus on the change in the amount of cash available and used in investing activities.

Net cash used in investing activities - The variance in net cash used in investing activities for the year ended December 31, 2007 compared to December 31, 2006 was primarily the result of a decrease in activity related to our investment portfolio.

Net cash provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The increase in 2007 was primarily the result of an increase of $650 million of non-recourse funding obligations in 2007, as compared to 2006.

Capital Resources

We have access to the $200 million revolving line of credit, under which the Company may borrow funds at an interest rate of LIBOR plus 0.30%, with balances due July 30, 2009.  As of December 31, 2007, we did not have an outstanding balance under this line of credit.  No compensating balances are required to maintain the line of credit.  The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that PLC and its subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  PLC and the Company were in compliance with all debt covenants as of December 31, 2007.

Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by us, had $800.0 million of non-recourse funding obligations outstanding as of December 31, 2007, the maximum amount available under a surplus notes facility established with certain purchasers.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037.  As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus.  These obligations are described in more detail in Note 9, Debt and Other Obligations.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by us, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2007.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have the contingent approval to issue an additional $100 million of obligations if necessary.  These obligations are described in more detail in Note 9, Debt and Other Obligations.

These non-recourse funding obligations are direct financial obligations of Golden Gate and Golden Gate II, respectively, and are not guaranteed by us or PLC.  These non-recourse funding obligations are represented by surplus notes that were issued to fund statutory reserves required by Regulation XXX.  Under the terms of the notes, the holders of the notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate and Golden Gate II, respectively, the direct issuers of the notes, although PLC has agreed to indemnify Golden Gate and Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the notes).  In addition, PLC has entered into certain support agreements with Golden Gate and Golden Gate II obligating PLC to make capital contributions to Golden Gate and Golden Gate II or provide support related to certain of Golden Gate’s and Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate and Golden Gate II.

We have experienced higher borrowing costs associated with certain of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a negative watch placed on our guarantor by certain rating agencies.  The maximum rate we could be required to pay under these obligations is LIBOR plus 200 basis points.

Debt reductions, including the net decrease in the revolving line of credit, totaled $64.6 million and $3.4 million, respectively, during 2007 and 2006, as shown below:

Description	Amount	Interest Rate
(Dollars In Thousands)
2007
Revolving line of credit	$64,600	LIBOR + .30%

2006
Revolving line of credit	$3,400	LIBOR + .30%

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by state law.  Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s law.  Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs.  The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula.  The achievement of long-term growth will require growth in the statutory capital of the Company and its insurance subsidiaries.  The Company and its subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions by PLC.

Currently, the Company and its insurance subsidiaries have statutory surplus and risk-based capital levels well above regulatory required levels.  As of December 31, 2007, our primary insurance subsidiaries had the following insurer financial strength ratings:

Standard
	& Poor’s	A.M. Best	Fitch	Moody’s
Protective Life Insurance Company	AA	A+	AA-	Aa3
West Coast Life Insurance Company	AA	A+	AA-	Aa3
Protective Life and Annuity Insurance Company	AA	A+	AA-	N/A
Lyndon Property Insurance Company	N/A	A-	N/A	N/A

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk arising from them.  During 2007, we ceded premiums to third-party reinsurers amounting to $1.6 billion.  As of December 31, 2007 and 2006, we had paid $101.0 million and $51.7 million, respectively, of ceded benefits which are recoverable from reinsurers. We review reinsurance receivable amounts for collectability and establish appropriate bad debt reserves if deemed appropriate.

In 2005, we implemented a reinsurance program through the use of special purpose captive insurance companies wholly owned by the Company.  Under this arrangement, the wholly owned consolidated subsidiaries, Golden Gate and Golden Gate II, serve as reinsurers, and our consolidated financial statements reflects a liability consisting of the full reserve amount attributable to the reinsured business.  As of December 31, 2007, an aggregate amount of approximately $442.7 million of life insurance reserves were ceded from the Company to these captive companies.  The effects of these intercompany reinsurance transactions are eliminated in our consolidated financial statements.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks.  We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process.  Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics.  These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.

The primary focus of our asset/liability program is the management of interest rate risk within the insurance operations.  This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category, and for us as a whole.  It is our policy to generally maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options and interest rate swaptions.  Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).  We use foreign currency swaps to manage our exposure to changes in the value of foreign currency denominated stable value contracts.  We also use S&P 500® options to mitigate our exposure to the value of equity indexed annuity contracts.

Derivative instruments expose us to credit and market risk and could result in material changes from quarter-to-quarter.  We minimize our credit risk by entering into transactions with highly rated counterparties.  We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.  We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures.

We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios.  Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts.  However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity, spread movements, and other factors, and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate one percentage point increase in interest rates from levels prevailing at December 31, 2007, and the percent change in market value the following estimated market values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2007
Fixed maturities	$21,851.0	(4.8)%
Mortgage loans	3,301.0	(5.1)

2006
Fixed maturities	$19,888.1	(5.0)%
Mortgage loans	3,771.3	(5.3)

Estimated market values were derived from the durations of our fixed maturities and mortgage loans.  Duration measures the change in market value from a change in interest rates.  While these estimated market values generally provide an indication of how sensitive the market values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.

As of December 31, 2007 and 2006, we had outstanding mortgage loan commitments of $861.7 million at an average rate of 6.31%, and $995.6 million, at an average rate of 6.26%, respectively, with estimated fair values of $915.6 million and $1,021.8 million, respectively (using discounted cash flows from the first call date).  The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate one percentage point increase in interest rate levels prevailing at December 31, 2007 and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2007	$870.4	(4.9)%
2006	969.9	(5.1)

The estimated fair values were derived from the durations of our outstanding mortgage loan commitments.  While these estimated fair values generally provide an indication of how sensitive the fair value of our outstanding commitments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

As previously discussed, we utilize a risk management strategy that involves the use of derivative financial instruments.  Derivative instruments expose us to credit and market risk and could result in material changes from period to period.  We minimize our credit risk by entering into transactions with highly rated counterparties.  We manage the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.  We monitor our use of derivatives in connection with its overall asset/liability management programs and procedures.

As of December 31, 2007, derivative contracts with a notional amount of $3.8 billion were in a $13.0 million net loss position.  As of December 31, 2006, derivative contracts with a notional amount of $3.1 billion were in a $135.7 million net gain position.  We incurred losses of $0.3 million, $21.6 million and $31.8 million related to derivative financial instruments for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table sets forth the December 31, 2007, notional amount and fair value of our interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31, 2007 and December 31, 2006:

			Fair Value Resulting From an Immediate +/- 1% Change
	Notional	Fair Value at	in Interest Rated
	Amount	December 31,	+1%	-1%
	(Dollars In Millions)
2007
Futures	$150.0	$(0.4)	$10.1	$(10.6)
Fixed to floating
Swaps	33.2	0.1	0.1	0.1
Floating to fixed
Swaps	1,409.6	(20.4)	3.2	(45.7)
Swaptions	2,050.0	4.2	41.6	0.1
	$3,642.8	$(16.5)	$55.0	$(56.1)

2006
Fixed to floating
Swaps	$89.5	$0.7	$0.2	$1.2
Floating to fixed
Swaps	408.5	(14.1)	12.4	(42.0)
Swaptions	2,150.0	10.4	107.9	0.0
	$2,648.0	$(3.0)	$120.5	$(40.8)

We are also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps.  As of December 31, 2007, stable value contracts of $25.5 million had a foreign exchange loss of approximately $11.0 million and the related foreign currency swaps had a net unrealized gain of approximately $11.0 million.  As of December 31, 2006, stable value contracts of $288.9 million had a foreign exchange loss of approximately $140.0 million and the related foreign currency swaps had a net unrealized gain of approximately $145.1 million.

The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps as of December 31, 2007 and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31:

			Fair Value Resulting From
			an Immediate +/- 10%
			Change in Foreign Currency
	Notional	Fair Value at	Exchange Rates
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2007
Stable Value Contracts	$25.5	$(11.0)	$(14.6)	$(7.3)
Foreign Currency Swap	25.5	11.0	12.4	9.5
	$51.0	$—	$(2.2)	$2.2

2006
Stable Value Contracts	$288.9	$(140.0)	$(182.9)	$(97.1)
Foreign Currency Swap	288.9	145.1	159.5	130.8
	$577.8	$5.1	$(23.4)	$33.7

Estimated gains and losses were derived using pricing models specific to derivative financial instruments.  While these estimated gains and losses generally provide an indication of how sensitive our derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Our stable value contract and annuity products tend to be more sensitive to market risks than our other products.  As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.  Additionally, approximately $4.0 billion of our stable value contracts have no early termination rights.

As of December 31, 2007, we had $5.0 billion of stable value product account balances with an estimated fair value of $5.1 billion (using discounted cash flows), and $8.7 billion of annuity account balances with an estimated fair value of $8.5 billion (using surrender values).  As of December 31, 2006, we had $5.5 billion of stable value product account balances with an estimated fair value of $5.5 billion (using discounted cash flows), and $9.0 billion of annuity account balances with an estimated fair value of $8.7 billion (using surrender values).

The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate one percentage point decrease in interest rates from levels prevailing as of December 31, 2007, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2007
Stable value product account balances	$5,248.7	2.4%
Annuity account balances	8,820.2	4.5

2006
Stable value product account balances	$5,638.5	2.3%
Annuity account balances	9,117.0	4.6

Estimated fair values were derived from the durations of our stable value and annuity account balances.  While these estimated fair values generally provide an indication of how sensitive the fair values of our stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

A relatively immaterial amount of our liabilities relate to products (primarily whole life and term insurance), the profitability of which could be affected by changes in interest rates.  The effect of such changes in any one year is not expected to be material.

Our runoff residual value line of business exposes us to the risk of changes in used vehicle prices.  Reserves for this business are established based upon assumptions regarding the level of used vehicle prices.  The following table sets forth the estimated changes in our reserves resulting from hypothetical immediate decreases in the assumed levels of used vehicle prices from those used to value the reserves established as of December 31, 2007:

	Change in Used Vehicle Prices
	5.0%	2.5%	-2.5%	-5.0%

Reserve change	$(0.7)	$(0.4)	$0.4	$0.8

As of December 31, 2007, we held retained beneficial interests of the commercial mortgage loan securitization completed during 2007 with a fair value of $775.1 million.  See Note 10, Commercial Mortgage Securitizations, for more information on this commercial mortgage loan securitization we completed during 2007.  The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars in Thousands)

Fair Value Change	$(37,504)	$(72,261)

The sensitivities in the preceding table are hypothetical and should be used with caution.  As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value of an interest that continues to be held by the Company is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

Contractual Obligations

The table below sets forth future maturities of non-recourse funding obligations, stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, and policyholder obligations.

As of December 31, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109, we recorded a $24.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities (see Note 1, Business, to the Consolidated Financial Statements for additional discussion).

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(a)	$4,488,425	$87,600	$175,200	$175,200	$4,050,425
Stable value products(b)	6,255,869	1,583,493	1,782,812	1,324,565	1,564,999
Operating leases(c)	32,602	6,675	11,402	7,413	7,112
Home office lease(d)	99,124	4,028	8,045	8,034	79,017
Mortgage loan commitments	861,697	861,697	—	—	—
Policyholder obligations(e)	20,437,990	1,466,995	2,364,683	2,855,216	13,751,096

(a)          Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(b)         Anticipated stable value products cash flows including interest.

(c)          Includes all lease payments required under operating lease agreements.

(d)         The lease payments shown assume the Company exercises its option to purchase the building at the end of the lease term. Additionally, the payments due by period above were computed based on the terms of the renegotiated lease agreement, which was entered by the Company in January 2007.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

A proposal to amend Actuarial Guideline 38 (promulgated by the NAIC and part of the codification of statutory accounting principles) was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for ULSG.  The changes to Actuarial Guideline 38 increase the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  See Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements for information regarding a recent capital market transaction designed to fund statutory reserves required by AXXX.  The NAIC is continuing to study this issue and has issued additional changes to AG38 and Regulation XXX, which will have the effect of modestly decreasing the reserves required for term and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on our statutory capital.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

Our ability to implement capital market solutions designed to fund excess statutory reserves on both the traditional and universal life blocks of business is dependent on factors such as our ratings, the size of the blocks of business affected, our mortality experience, credit market guarantors, and other factors.  We cannot predict the continued availability of such solutions or the form that the solution may take.  To the extent that such solutions are not available, our financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity, and possible reduced earnings expectations.  Management continues to monitor options related to these financing solutions.

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a short-term solution, NAIC guidance mandates that certain of these securities (meeting established criteria) may have to carry a lower rating for asset valuation reserve and risk based capital calculations.  As a result, certain securities will receive a lower rating classification for asset valuation reserve and risk based capital calculations.  The Company and its subsidiaries currently invest in these securities.  As of December 31, 2007, we (including both insurance and non-insurance subsidiaries) held approximately $941.7 million (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, depending on evaluation of the underlying characteristics of the securities.  This reporting change is expected to have an immaterial effect on our capital and surplus position, but will increase the capital required to hold these assets.  A working group made up of accounting, actuarial, and investment parties continue to investigate so as to determine what the appropriate long-term capital treatment should be for these securities.  We cannot predict what impact a change in this guidance may have.

During 2006, the NAIC’s Reinsurance Task Force adopted a proposal suggesting broad changes to the United States reinsurance market, with the stated intent to establish a regulatory system that distinguishes financially strong reinsurers from weak reinsurers, without relying exclusively on their state or country of domicile, with collateral to be determined as appropriate.  The task force recommended that regulation of reinsurance procedures be amended to focus on broad based risk and credit criteria and not solely on U.S. licensure status.  Evaluation of this proposal will be taken under consideration by the NAIC’s Financial Condition (E) Committee, the Reinsurance Task Force’s parent committee, as one of its charges during 2007.  We cannot provide any assurance as to what impact such changes to the United States reinsurance industry will have on the availability, cost, or collateral restrictions associated with ongoing or future reinsurance transactions.

The NAIC is currently in the process of reviewing amendment(s) to the Unfair Trade Practices Act regarding the use of travel in insurance underwriting.  The most recent amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless such action is the result of the application of sound underwriting and actuarial principles related to actual or reasonably anticipated loss experience.  We cannot predict what form the final proposal may take and therefore cannot predict what impact, if any, such changes would have on us.

The California Department of Insurance has promulgated proposed regulations that would characterize some life insurance agents as brokers and impose certain obligations on those agents that may conflict with the interests of insurance carriers or require the agent to, among other things, advise the client with respect to the best available insurer.  We cannot predict the outcome of this regulatory proposal or whether any other state will propose or adopt similar actions.

In connection with our discontinued Lender’s Indemnity product, we have discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and we have instituted litigation to establish the rights and liabilities of various parties; we have also received claims seeking to assert liability against us for various matters, including claims alleging payments owing for bad faith refusal to pay and payments with respect to policies for which premiums were not received by us and this matter is addressed by the pending litigation matters.  In addition, we are defending an arbitration claim by the reinsurer of this Lender’s Indemnity product.  The reinsurer asserts that it is entitled to a return of most of the Lender’s Indemnity claims that were paid on behalf of us by the administrator, claiming that the claims were not properly payable under the terms of the policies.  The reinsurer was under common ownership with the program administrator, and we are vigorously defending this arbitration.  Although we cannot predict the outcome of any litigation or arbitration, we do not believe that the outcome of these matters will have a material impact on our financial condition or results of operations.

IMPACT OF INFLATION

Inflation increases the need for life insurance.  Many policyholders who once had adequate insurance programs may increase their life insurance coverage to provide the same relative financial benefit and protection.  Higher interest rates may result in higher sales of certain of our investment products.

The higher interest rates that have traditionally accompanied inflation could also affect our operations.  Policy loans increase as policy loan interest rates become relatively more attractive.  As interest rates increase, disintermediation of stable value and annuity account balances and individual life policy cash values may increase.  The market value of our fixed-rate, long-term investments may decrease, we may be unable to implement fully the interest rate reset and call provisions of its mortgage loans, and our ability to make attractive mortgage loans, including participating mortgage loans, may decrease.  In addition, participating mortgage loan income may decrease.  The difference between the interest rate earned on investments and the interest rate credited to life insurance and investment products may also be adversely affected by rising interest rates.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Item 8.                       Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

The following financial statements are located in this report.

For supplemental quarterly financial information, please see Note 20, Consolidated Quarterly Results – Unaudited of the Notes to Consolidated Financial Statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$2,723,208	$2,316,594	$1,944,796
Reinsurance ceded	(1,585,399)	(1,362,722)	(1,208,864)
Net of reinsurance ceded	1,137,809	953,872	735,932
Net investment income	1,613,803	1,352,432	1,127,920
Realized investment gains (losses):
Derivative financial instruments	(274)	(21,555)	(31,819)
All other investments	4,804	101,864	37,934
Other income	85,759	96,944	67,066
Total revenue	2,841,901	2,483,557	1,937,033
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2007 - $1,540,744; 2006 - $1,199,073; 2005 - $1,008,670)	1,880,017	1,632,617	1,253,348
Amortization of deferred policy acquisition costs and value of business acquired	269,639	207,783	197,653
Other operating expenses, net of reinsurance ceded: (2007 - $265,623; 2006 - $244,060; 2005 - $164,932)	296,289	223,409	124,817
Total benefits and expenses	2,445,945	2,063,809	1,575,818
Income before income tax	395,956	419,748	361,215
Income tax expense
Current	(47,305)	19,268	19,035
Deferred	190,828	135,597	106,524
Total income tax expense	143,523	154,865	125,559
Net income	$252,433	$264,883	$235,656

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at market (amortized cost: 2007 - $23,002,701; 2006 - $20,755,718)	$22,943,110	$20,923,891
Equity securities, at market (cost: 2007 - $59,588; 2006 - $73,237)	64,226	80,108
Mortgage loans	3,275,678	3,880,028
Investment real estate, net of accumulated depreciation (2007 - $283; 2006 - $5,482)	8,026	37,928
Policy loans	818,280	839,502
Other long-term investments	186,299	306,012
Short-term investments	1,218,116	1,366,467
Total investments	28,513,735	27,433,936
Cash	106,507	37,419
Accrued investment income	274,825	274,574
Accounts and premiums receivable, net of allowance for uncollectible amounts (2007 - $3,552; 2006 - $3,386)	77,997	163,352
Reinsurance receivable	5,033,748	4,596,816
Deferred policy acquisition costs and value of businesses acquired	3,339,748	3,147,806
Goodwill	92,579	75,530
Property and equipment, net of accumulated depreciation (2007 - $109,307; 2006 - $106,333)	40,754	38,640
Other assets	262,880	205,054
Income tax receivable	140,901	126,738
Assets related to separate accounts
Variable annuity	2,910,606	2,750,129
Variable universal life	350,802	307,863
Total Assets	$41,145,082	$39,157,857

See Notes to Consolidated Financial Statements

	As of December 31,
	2007	2006
	(Dollars In Thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$16,249,417	$15,113,277
Unearned premiums	1,127,986	859,174
Total policy liabilities and accruals	17,377,403	15,972,451
Stable value product account balances	5,046,463	5,513,464
Annuity account balances	8,708,383	8,958,089
Other policyholders’ funds	307,140	328,136
Other liabilities	1,136,086	1,246,981
Deferred income taxes	511,402	381,851
Non-recourse funding obligations	1,375,000	425,000
Liabilities related to variable interest entities	—	20,395
Liabilities related to separate accounts
Variable annuity	2,910,606	2,750,129
Variable universal life	350,802	307,863
Total liabilities	37,723,285	35,904,359
Commitments and contingent liabilities - Note 11
Shareowners’ equity
Preferred Stock, $1 par value
Shares authorized and issued: 2,000, liquidation preference $2,000	2	2
Common Stock, $1 par value
Shares authorized and issued: 5,000,000	5,000	5,000
Additional paid-in-capital	1,120,996	1,114,269
Note receivable from PLC Employee Stock Ownership Plan	(1,445)	(1,995)
Retained earnings	2,354,721	2,100,404
Accumulated other comprehensive income
Net unrealized gains (losses) on investments, net of income tax: (2007 - $(25,192); 2006 - $22,811)	(45,255)	41,772
Accumulated gain (loss) - hedging, net of income tax: (2007 - $(6,779); 2006 - $(3,299))	(12,222)	(5,954)
Total shareowners’ equity	3,421,797	3,253,498
Total liabilities and shareowners’ equity	$41,145,082	$39,157,857

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

				Note
				Receivable				Total
			Additional	From		Net Unrealized	Accumulated	Share
	Preferred	Common	Paid-In-	PLC	Retained	Gains / (Losses)	Gain / (Loss)	Owners’
	Stock	Stock	Capital	ESOP	Earnings	on Investments	Hedging	Equity
	(Dollars In Thousands )
Balance, December 31, 2004	$2	$5,000	$932,805	$(2,983)	$1,653,954	$287,670	$8,616	$2,885,064
Net income for 2005					235,657			235,657
Change in net unrealized gains/losses on investments, (net of income tax - $(84,575))						(159,318)		(159,318)
Reclassification adjustment for amounts included in net income, (net of income tax - $12,529)						(23,599)		(23,599)
Change in accumulated gain (loss) hedging, (net of income tax - $4,246)							(7,886)	(7,886)
Decrease in note receivable								44,854
from PLC ESOP				476				476
Balance, December 31, 2005	2	5,000	932,805	(2,507)	1,889,611	104,753	730	2,930,394
Net income for 2006					264,883			264,883
Change in net unrealized gains/losses on investments, (net of income tax - $(4,974))						(8,954)		(8,954)
Reclassification adjustment for amounts included in net income, (net of income tax - $(30,010))						(54,027)		(54,027)
Change in accumulated gain (loss) hedging, (net of income tax - $(3,692))							(6,684)	(6,684)
Comprehensive income for 2006								195,218
Capital contributions			181,464					181,464
Non-cash dividends					(54,090)			(54,090)
Decrease in note receivable from PLC ESOP				512				512
Balance, December 31, 2006	2	5,000	1,114,269	(1,995)	2,100,404	41,772	(5,954)	$3,253,498
Net income for 2007					252,433			252,433
Change in net unrealized gains/losses on investments, (net of income tax - $(46,909))						(84,268)		(84,268)
Reclassification adjustment for amounts included in net income, (net of income tax - $(1,536))						(2,759)		(2,759)
Change in accumulated gain (loss) hedging, (net of income tax - $(2,650))							(4,778)	(4,778)
Reclassification adjustment for amounts for hedging amounts included in net income (net of income tax - $(828))							(1,490)	(1,490)
Comprehensive income for 2007								159,138
Capital contributions			6,727					6,727
Cumulative effect adjustments (FIN48 and FAS155)					1,884			1,884
Decrease in note receivable from PLC ESOP				550				550
Balance, December 31, 2007	$2	$5,000	$1,120,996	$(1,445)	$2,354,721	$(45,255)	$(12,222)	$3,421,797

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$252,433	$264,883	$235,656
Adjustment to reconcile net income to net cash provided by operating activities:
Realized investment gains	(4,530)	(80,309)	(6,115)
Amortization of deferred policy acquisition costs and value of businesses acquired	269,639	207,783	197,652
Capitalization of deferred policy acquisition costs	(411,987)	(325,001)	(467,610)
Depreciation expense	10,608	12,680	14,605
Deferred income taxes	183,271	107,233	106,880
Accrued income taxes	(14,238)	(48,832)	(104,723)
Interest credited to universal life and investment products	1,010,944	891,627	726,301
Policy fees assessed on universal life and investment products	(570,420)	(507,391)	(421,447)
Change in reinsurance receivables	(436,932)	(509,943)	(288,145)
Change in accrued investment income and other receivables	85,104	(86,782)	(18,500)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	453,376	593,362	489,104
Trading securities:
Maturities and principal reductions of investments	370,042	184,814	—
Sale of investments	1,816,728	2,460,031	—
Cost of investments acquired	(2,244,453)	(2,415,924)	—
Other net change in trading securities	239,731	(309,255)	—
Change in other liabilities	14,985	111,355	(225)
Other, net	(148,422)	(70,112)	(6,127)
Net cash provided by operating activities	875,879	480,219	457,306
Cash flows from investing activities
Investments available for sale:
Maturities and principal reductions of investments:
Fixed maturities	1,372,856	1,176,065	1,777,082
Equity securities	—	100	377
Sale of investments:
Fixed maturities	2,202,617	5,017,210	4,342,484
Equity securities	61,603	5,007	5,302
Cost of investments acquired:
Fixed maturities	(4,629,088)	(5,777,805)	(7,508,400)
Equity securities	(44,189)	(3,868)	(57,435)
Mortgage loans:
New borrowings	(900,739)	(1,055,998)	(745,797)
Repayments	484,513	452,697	448,515
Change in investment real estate, net	34,809	56,422	32,410
Change in policy loans, net	21,222	(69)	23,955
Change in other long-term investments, net	(34,200)	14,060	(13,008)
Change in short-term investments, net	(121,641)	31,055	95,064
Purchase of property and equipment	(12,752)	(7,500)	(10,016)
Payments for business acquisitions, net of cash acquired of $394,366 (2006)	—	(539,218)	—
Net cash used in investing activities	(1,564,989)	(631,842)	(1,609,467)
Cash flows from financing activities
Principal payments on line of credit arrangements and debt	—	—	(2,202)
Payments on liabilities related to variable interest entities	(20,395)	(22,209)	(17,986)
Net proceeds from securities sold under repurchase agreements	(16,949)	16,949	—
Issuance of non-recourse funding obligations	950,000	300,000	125,000
Capital contributions	6,727	160,000	—
Investment product and universal life deposits	3,429,793	2,419,734	2,943,455
Investment product and universal life withdrawals	(3,555,442)	(2,640,427)	(2,025,876)
Other financing activities, net	(35,536)	(97,091)	71,400
Net cash provided by financing activities	758,198	136,956	1,093,791
Change in cash	69,088	(14,667)	(58,370)
Cash at beginning of year	37,419	52,086	110,456
Cash at end of year	$106,507	$37,419	$52,086

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      BUSINESS

Nature of Operations

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907.  The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL).  The Company provides financial services through the production, distribution, and administration of insurance and investment products.  The Company markets individual life insurance, credit life and disability insurance, guaranteed investment contracts, guaranteed funding agreements, fixed and variable annuities, and extended service contracts throughout the United States.  The Company also maintains a separate division devoted to the acquisition of insurance policies from other companies.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Such accounting principles differ from statutory reporting practices used by insurance companies in reporting to state regulatory authorities (see also Note 17, Statutory Reporting Practices and Other Regulatory Matters).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investments fair values and impairments, future policy benefits, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments, and reserves for losses in connection with unresolved legal matters.

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

•                  Short-term investments are carried at amortized cost, which approximates current market value, except collateral from securities lending which is recorded at current market value.  Substantially all short-term investments have maturities of three months or less at the time of acquisition.

Estimated market values were derived from the durations of our fixed maturities and mortgage loans.  Duration measures the relationship between changes in market value to changes in interest rates.  While these estimated market values generally provide an indication of how sensitive the market values of the Company’s fixed maturities and mortgage loans are to changes in interest rates, actual market results may differ from these estimates.

The market values of fixed maturities change due to interest rate changes, credit related events, and other factors.  As prescribed by U.S. GAAP, investments deemed as “available for sale” are recorded at their market values with the resulting unrealized gains and losses reduced by a related adjustment to DAC and VOBA, net of income tax, reported as a component of shareowners’ equity.  Furthermore, investments deemed as trading securities are recorded at their market values with any resulting unrealized gains and losses reported in net investment income as they occur.

Investment securities are regularly reviewed for impairment.  Unrealized losses that are deemed to be other than temporary are recognized in realized gains (losses).  See Note 4, Investment Operations for further discussion of our policies regarding identification of other-than-temporary impairments.  Realized gains and losses on sales of investments are recognized in net income using the specific identification basis.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts.  As a result of our  cash management system, checks issued but not presented to banks for payment may create negative book cash balances.  Such negative balances are included in other liabilities and totaled $89.8 million and $10.4 million as of December 31, 2007 and December 31, 2006, respectively.  The Company has deposits with certain financial institutions which exceed federally insured limits.  The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

The costs that vary with and are primarily related to the production of new business are deferred to the extent such costs are deemed recoverable from future profits.  Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products.  DAC are subject to recoverability testing at the end of each accounting period.  Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income.  Credit insurance acquisition costs are being amortized in proportion to earned premium.  Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 2.7% to 12.6%) the Company expects to experience in future periods.  These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed.  Additionally, relating to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized.  Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of  Business Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts.  This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies.  The Company amortizes VOBA in proportion to gross premiums for SFAS No. 60, Accounting and Reporting by Insurance Enterprises products and in proportion to expected gross profits (“EGPs”) for SFAS No. 97 products, including accrued interest credited to account balances of up to approximately 11%.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually.  The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  At October 31, 2007 and 2006, the Company evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Property and Equipment

Property and equipment are reported at cost, including interest capitalized during any acquisition or development period, less accumulated depreciation.  The Company primarily uses the straight-line method of depreciation based upon the estimated useful lives of the assets.  The Company’s home office building is depreciated over a thirty-nine year useful life, furniture is depreciated over a ten year useful life, office equipment and machines are depreciated over a five year useful life, and software and computers are depreciated over a three year useful life.  Major repairs or improvements are capitalized and depreciated over the estimated useful lives of the assets.  Other repairs are expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or retired are removed from the accounts, and resulting gains or losses are included in income.

Property and equipment consisted of the following at December 31:

	2007	2006
	(Dollars In Thousands)
Home office building	$56,108	$54,002
Data processing equipment	45,321	42,562
Other, principally furniture and equipment	48,632	48,409
	150,061	144,973
Accumulated depreciation	(109,307)	(106,333)
	$40,754	$38,640

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

Stable Value Product Account Balances

The Company markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Through the Company’s registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors.  GICs are generally contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan.  Stable value product account balances include GICs and funding agreements the Company has issued.  At December 31, 2007 and 2006, the Company had $3.7 billion and $4.0 billion, respectively, of stable value product account balances marketed through structured programs.  Most GICs and funding agreements the Company has written have maturities of three to ten years.  At December 31, 2007, future maturities of stable value products, excluding interest, were $1.4 billion in 2008, $1.5 billion in 2009-2010, $1.1 billion in 2011-2012, and $1.0 billion after 2012.

Derivative Financial Instruments

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce its exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.  These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into our risk management program.

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period.  The Company minimizes its credit risk by entering into transactions with highly rated counterparties.  The Company manages the market risk associated with interest rate and foreign exchange contracts by establishing and monitoring limits as to the types and degrees of risk that may be undertaken.  The Company monitors its use of derivatives in connection with our overall asset/liability management programs and strategies.

Derivative instruments that are currently used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions.  The Company’s inflation risk management strategy involves the use of swaps that requires us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).  The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts and related cash flows.  The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires that all derivative instruments be recognized in the balance sheet at fair value.  The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure.  For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings.  The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values.  Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.  The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change.  Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) – derivative financial instruments”.

Cash-Flow Hedges

•                  In 2002, the Company entered into a foreign currency swap to hedge the risk of changes in the value of interest and principal payments to be made on certain foreign-currency-based stable value contracts.  During 2007, the Company exited from this swap.  Under the terms of the swap, the Company paid a fixed U.S.-dollar-denominated rate and received a fixed foreign-currency-denominated rate.

•                  During 2004 and 2005, in connection with the issuance of inflation adjusted funding agreements, the Company entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate.  The Company paid a fixed rate on the swap and received a floating rate equal to the CPI change paid on the funding agreements.

•                  During 2006, the Company entered into swaps to convert CMT (Constant Maturity Treasury) based floating rate interest payments on funding agreements to fixed rate interest payments.

•                  During 2006 and 2007, the Company entered into interest rate swaps to convert LIBOR based floating rate interest payments on funding agreements to fixed rate interest payments.

The Company designated these swaps as cash flow hedges and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements.  For the years ended December 31, 2007, 2006, and 2005, the amount of hedge ineffectiveness reported in income was a $4.2 million gain, $0.6 million gain, and a $0.2 million gain, respectively.  Additionally, as of December 31, 2007 and 2006, the Company reported an after-tax decrease to accumulated other comprehensive income of $6.3 million and $6.7 million, respectively, related to our cash flow hedges.  During 2008, the Company expects to reclassify $2.4 million out of accumulated other comprehensive income into earnings.

Other Derivatives.  The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been designated by the Company for hedge accounting treatment.  Changes in the fair value of these derivatives are recognized in earnings during the period of change.

•                  The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate the Company’s exposure to changes in currency rates.  For 2007, 2006, and 2005, the Company recorded a pre-tax gain of $3.5 million, a pre-tax gain of $3.4 million, and a pre-tax loss of $33.3 million on these swaps, respectively.  In connection with these swaps, the Company also recognized a $3.5 million pre-tax loss, a $3.4 million pre-tax loss, and a $33.4 million pre-tax gain, respectively, during 2007, 2006, and 2005 as the change in value of the related foreign currency denominated stable value contracts.  These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.

•                  The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with our mortgage loan commitments.  During 2007, 2006, and 2005, the Company recognized a pre-tax loss of $3.7 million, a pre-tax gain of $26.7 million, and a pre-tax loss of $10.3 million, respectively, as a result of changes in value of these futures positions.

•                  The Company uses other interest rate swaps, options, and swaptions to manage the interest rate risk in the Company’s mortgage-backed security portfolio.  For 2007, 2006, and 2005, the Company recognized a pre-tax loss of $10.5 million, a pre-tax loss of $1.6 million, and a pre-tax loss of $14.0 million, respectively, for the change in fair value of these derivatives.

•                  During 2005, the Company exited from asset swap arrangements that would, in effect, sell the equity options embedded in owned convertible bonds in exchange for an interest rate swap that converts the remaining host bond to a variable rate instrument.  In 2005, the Company recognized a $0.6 million gain for the change in the asset swaps’ fair value and recognized a $0.3 million gain to separately record the embedded equity options at fair value.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with DIG B36, contain embedded derivatives that must report changes in fair value through current period earnings.  The change in fair value of these derivatives resulted in the recognition of a $10.7 million pre-tax gain, $44.5 million pre-tax loss and a $1.0 million pre-tax loss in 2007, 2006, and 2005, respectively.  The gain during 2007 on these embedded derivatives was the result of spread widening, partially offset by lower interest rates.  The loss during 2006 was primarily the result of decreasing interest rates during the second half of 2006. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes offset the gains or losses on these embedded derivatives.

•                  During 2005, the Company began marketing equity indexed annuities.  Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 and elected the fair value option for valuing the reserve liabilities associated with the Company’s EIA product.  Under SFAS No. 155, the entire reserve liability is valued using fair value, whereas prior to the adoption of SFAS No. 155, the embedded derivative was bifurcated and valued under SFAS No. 133 guidance and the annuity host contract was valued under SFAS No. 97. Prior to 2007, under SFAS No. 133, the equity market component, where interest credited to the contracts was linked to the performance of the S&P 500® index, was considered an embedded derivative.  The change in fair value of the embedded derivative resulted in a $5.7 million pre-tax loss and a $0.6 million pre-tax loss in 2006 and 2005, respectively.  The Company utilized S&P 500® options to mitigate the risk associated with equity indexed annuity contracts.  The Company recognized a $0.5 million pre-tax gain, $2.9 million pre-tax gain, and a $0.2 million pre-tax gain on its S&P 500® options in 2007, 2006, and 2005, respectively.

•                  During 2007, the Company began marketing certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider.  Under SFAS No. 133, the GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.  The change in fair value of the embedded derivative resulted in a $0.5 million pre-tax loss in 2007.

Policyholder Liabilities, Revenues, and Benefits Expense

Traditional Life, Health, and Credit Insurance Products

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

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Reserve investment yield assumptions on December 31, 2007 range from approximately 5.0% to 7.0%.  The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.  Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Balance beginning of year	$167,757	$134,104	$135,015
Less: reinsurance	59,654	61,655	66,788
Net balance beginning of year	108,103	72,449	68,227
Incurred related to:
Current year	447,752	395,873	258,138
Prior year	(13,619)	(9,685)	(2,247)
Total incurred	434,133	386,188	255,891
Paid related to:
Current year	360,308	304,177	208,832
Prior year	57,270	55,349	42,837
Total paid	417,578	359,526	251,669
Other changes:
Acquisition and reserve transfers	—	8,992	—
Net balance end of year	124,658	108,103	72,449
Plus reinsurance	113,011	59,654	61,655
Balance end of year	$237,669	$167,757	$134,104

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies.  Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders.  Such fees are recognized when assessed and earned.  Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances.  Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 2.25% to 7.25% in 2007.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, related to its equity indexed annuity product. SFAS No. 155 requires that the Company record the liability related to this block of business at fair value at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on our variable annuity products.  The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Future declines in the equity market would increase our GMDB liability.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  Our GMDB liability, as of December 31, 2007, was subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.  As of December 31, 2007, our net GMDB liability held was $0.6 million.

The Company also establishes liabilities for GMWBs on its variable annuity products.  The GMWB liability is valued in accordance with SFAS No. 133 which requires the liability to be marked-to-market using current implied volatilities for the equity indices.  The methods used to estimate the liabilities employ assumptions, primarily about mortality and lapses, equity market and interest returns, and market volatility.  The Company assumes mortality of 65%

of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

Property and Casualty Insurance Products

Property and casualty insurance products include service contract business, surety bonds, residual value insurance, guaranteed asset protection (“GAP”), credit-related coverages, and inventory protection products.  Premiums for service contracts and GAP products are recognized based on expected claim patterns.  For all other products, premiums are generally recognized over the terms of the contract on a pro-rata basis.  Fee income from providing administrative services is recognized as earned when the related services are performed.  Unearned premium reserves are maintained for the portion of the premiums that is related to the unexpired period of the policy.  Benefit reserves are recorded when insured events occur.  Benefit reserves include case basis reserves for known but unpaid claims as of the balance sheet date as well as incurred but not reported (“IBNR”) reserves for claims where the insured event has occurred but has not been reported to us as of the balance sheet date.  The case basis reserves and IBNR are calculated based on historical experience and on assumptions relating to claim severity and frequency, the level of used vehicle prices, and other factors.  These assumptions are modified as necessary to reflect anticipated trends.

Reinsurance

The Company uses reinsurance extensively in certain of its segments. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance:

Reinsurance Accounting Methodology – The Company accounts for reinsurance under the provisions of SFAS No. 113. The methodology for accounting for the impact of reinsurance on the Company’s life insurance and annuity products is determined by whether the specific products are subject to SFAS No. 60 or SFAS No. 97.

The Company’s traditional life insurance products are subject to SFAS No. 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement. Ceded premiums are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of deferred policy acquisition costs or value of business acquired (“VOBA”). Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

The Company’s short duration insurance contracts (primarily issued through the Asset Protection segment) are also subject to SFAS No. 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements also reflect the requirements of that pronouncement.  Reinsurance allowances include such acquisition costs as commissions and premium taxes.  A ceding fee is also collected to cover other administrative costs and profits for the Company.  Reinsurance allowances received are capitalized and charged to expense in proportion to premiums earned.  Ceded unamortized acquisition costs are netted with direct unamortized acquisition costs in the balance sheet.

The Company’s universal life, variable universal life, bank-owned life insurance (“BOLI”), and annuity products are subject to SFAS No. 97 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement.  Ceded premiums and policy fees on SFAS No. 97 products reduce premiums and policy fees recognized by the Company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable valuation period. Commission and expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized.   Amortization of capitalized reinsurance expense allowances are amortized based on future expected gross profits according to SFAS No. 97. Unlike with SFAS No. 60 products, assumptions for SFAS No. 97 regarding mortality, lapses and interest are continuously reviewed and may be periodically changed. These changes will result in “unlocking” which change the balance in the ceded deferred amortization cost and can affect the amortization of deferred acquisition cost and VOBA. Ceded unearned revenue liabilities are also amortized based on expected gross profits. Assumptions for SFAS No. 97 products are based on the best current estimate of expected mortality, lapses and interest spread. The Company complies with AICPA Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which impacts the timing of direct and ceded earnings on certain blocks of the Company’s SFAS No. 97 business.

Reinsurance Allowances - The amount and timing of reinsurance allowances (both first year and renewal allowances) are contractually determined by the applicable reinsurance contract and may or may not bear a relationship to the amount and incidence of expenses actually paid by the ceding company.  Many of the Company’s reinsurance treaties do, in fact, have ultimate renewal allowances that exceed the direct ultimate expenses.  Additionally, allowances are intended to reimburse the ceding company for some portion of the ceding company’s commissions, expenses, and taxes.  As a result, first year expenses paid by the Company may be higher than first year allowances paid by the reinsurer, and reinsurance allowances may be higher in later years than renewal expenses paid by the Company.

The Company recognizes allowances according to the prescribed schedules in the reinsurance contracts, which may or may not bear a relationship to actual expenses incurred by the Company.  A portion of these allowances is deferred while the non-deferrable allowances are recognized immediately as a reduction of other operating expenses.  The Company’s practice is to defer reinsurance allowances in excess of the ultimate allowance.  This practice is consistent with the Company’s practice of capitalizing direct expenses.  While the recognition of reinsurance allowances is consistent with U.S. GAAP, in some cases non-deferred reinsurance allowances may exceed non-deferred direct costs, which may cause net other operating expenses to be negative.

Ultimate reinsurance allowances are defined as the lowest allowance percentage paid by the reinsurer in any policy duration over the lifetime of a universal life policy (or through the end of the level term period for a traditional life policy).  The Company determines ultimate allowances as the final amount to be paid over the life of a contract after higher acquisition related expenses (whether first year or renewal) are completed.  Ultimate reinsurance allowances are determined by the reinsurer and set by the individual contract of each treaty during the initial negotiation of each such contract.  Ultimate reinsurance allowances and other treaty provisions are listed within each treaty and will differ between agreements since each reinsurance contract is a separately negotiated agreement.  The Company uses the ultimate reinsurance allowances set by the reinsurers and contained within each treaty agreement to complete its accounting responsibilities.

Amortization of Reinsurance Allowances - Reinsurance allowances do not affect the methodology used to amortize DAC and VOBA, or the period over which such DAC and VOBA are amortized.  Reinsurance allowances offset the direct expenses capitalized, reducing the net amount that is capitalized.  The amortization pattern varies with changes in estimated gross profits arising from the allowances.  DAC and VOBA on SFAS No. 60 policies are amortized based on the pattern of estimated gross premiums of the policies in force.  Reinsurance allowances do not affect the gross premiums, so therefore they do not impact SFAS No. 60 amortization patterns.  DAC and VOBA on SFAS No. 97 products are amortized based on the pattern of estimated gross profits of the policies in force.  Reinsurance allowances are considered in the determination of estimated gross profits, and therefore do impact SFAS No. 97 amortization patterns.

Reinsurance Liabilities - Claim liabilities and policy benefits are calculated consistently for all policies in accordance with U.S. GAAP, regardless of whether or not the policy is reinsured.  Once the claim liabilities and policy benefits for the underlying policies are estimated, the amounts recoverable from the reinsurers are estimated based on a number of factors including the terms of the reinsurance contracts, historical payment patterns of reinsurance partners, and the financial strength and credit worthiness of reinsurance partners.  Liabilities for unpaid reinsurance claims are produced from claims and reinsurance system records, which contain the relevant terms of the individual reinsurance contracts. The Company monitors claims due from reinsurers to ensure that balances are settled on a timely basis. Incurred but not reported claims are reviewed by the Company’s actuarial staff to ensure that appropriate amounts are ceded.

The Company analyzes and monitors the credit worthiness of each of its reinsurance partners to minimize collection issues. For newly executed reinsurance contracts with reinsurance companies that do not meet predetermined standards, the Company requires collateral such as assets held in trusts or letters of credit.

Components of Reinsurance Cost - The following income statement lines are affected by reinsurance cost:

Premiums and policy fees (“reinsurance ceded” on the Company’s financial statements) represent consideration paid to the assuming company for accepting the ceding company’s risks. Ceded premiums and policy fees increase reinsurance cost.

Benefits and settlement expenses include incurred claim amounts ceded and changes in policy reserves. Ceded benefits and settlement expenses decrease reinsurance cost.

Amortization of deferred policy acquisition cost and VOBA reflects the amortization of capitalized reinsurance allowances.  Ceded amortization decreases reinsurance cost.

Other expenses include reinsurance allowances paid by assuming companies to the Company less amounts capitalized.  Non-deferred reinsurance allowances decrease reinsurance cost.

The Company’s reinsurance programs do not materially impact the other income line of the Company’s income statement. In addition, net investment income generally has no direct impact on the Company’s reinsurance cost. However, it should be noted that by ceding business to the assuming companies, the Company forgoes investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Income tax provisions are generally based on income reported for financial statement purposes.  Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes.  Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

New Accounting Pronouncements

Statement of Position 05-1.  Effective January 1, 2007, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.  SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract.  Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract.  Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written off.  The Company recorded no cumulative effect adjustment related to this adoption and does not expect it to have a material impact on its ongoing financial position or results of operations.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.  SFAS No. 155 (1) permits fair value remeasurement for certain hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest only (“IO”) strips and principal only (“PO”) strips are not subject to the requirements of SFAS No. 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (5) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as amended), to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The adoption of SFAS No. 155 resulted in a positive cumulative effect adjustment to opening retained earnings of approximately $2.0 million ($1.3 million net of taxes), related to the Company’s equity indexed annuity product line.

SFAS No. 156 - Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.  In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140.  SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  Additionally, SFAS No. 156 permits the choice of the amortization method or the fair value measurement method, with changes in fair value recorded in income, for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  The statement is effective for fiscal years beginning after September 15, 2006, and therefore the Company adopted the standard effective January 1, 2007.  This standard did not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation No. 48.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return and provides guidance on disclosure.  Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax position.  In making this analysis, the Company must assume that the taxing authority is fully informed of all of the facts regarding this issue.  As a result of the implementation of FIN 48, the Company recognized a $0.6 million decrease in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 retained earnings balance.  For additional information regarding FIN 48 and the effects on the Company’s financial statements, see Note 14, Income Taxes.

SFAS No. 157 - Fair Value Measurements.  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The standard will be effective for us beginning January 1, 2008.  Relative to SFAS No. 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS No. 157 to exclude Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-c clarifies the principles in SFAS No. 157 on the fair value measurement of liabilities.   Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c are due in February 2008.  Based upon pronouncements issued to date, SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87, Employers’ Accounting for Pension, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132(R), Employers’ Disclosures About Pensions and Other Postretirement Benefits.  SFAS No. 158 requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income.  Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and therefore PLC and the Company has adopted this standard as of December 31, 2006.  This standard was adopted prospectively, and as a result, prior periods were not restated.  The adoption of this standard resulted in a net fund asset of $5.8 million related to PLC’s defined benefit pension plan and a net fund liability of $25.2 million related to its unfunded excess benefits plan as of December 31, 2006.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This standard permits entities to choose to measure eligible financial assets and financial liabilities at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The standard will be effective for us beginning January 1, 2008.  The Company does not expect to elect the fair value option for any financial assets or financial liabilities. As a result, the Company does not believe this standard will have a significant impact on its consolidated results of operations and financial position.

SFAS No. 141R - Business Combinations.  In December of 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This standard is a revision to the original standard and continues the movement toward a greater use of fair values in financial reporting. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy.   SFAS No. 141(R) will also impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of this standard. Thus, companies that have goodwill from an acquisition that closed prior to the effective date of the Standard will need to understand the provisions of SFAS No. 141(R) regardless of whether they intend to have future acquisitions. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No. 160 - Noncontrolling Interests in Consolidated Financial Statements.  In December of 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). The Company does not expect this standard to have a significant impact on its consolidated results of operations or financial position.

SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities.  In March of 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The standard will be effective for the Company beginning January 1, 2009. The Company is assessing the impact, if any, on its consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.  Included in these reclassifications is a change in the Consolidated Statements of Cash Flows to remove the effects of policy fees assessed on universal life and investment products from financing activities.  While this had no effect on total cash flow, for the year ended December 31, 2005, net cash provided by operating activities was decreased and net cash provided by financing activities was increased by $421.4 million.

3.                                      ACQUISITION ACTIVITY

Chase Insurance Group Acquisition

On July 3, 2006, the Company completed the acquisition contemplated by the Stock Purchase Agreement.  Pursuant to that agreement with JPMorgan Chase & Co. (“JPMC”) and two of its wholly owned subsidiaries (collectively, the “Sellers”), the Company and its subsidiary West Coast Life Insurance Company purchased from the Sellers the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) for a net purchase price of $873.5 million.  The Chase Insurance Group historically was headquartered in Elgin, Illinois, and offered primarily level premium term and other traditional life products, as well as fixed and variable annuity products.  The Chase Insurance Group’s results of operations were included in the Company’s consolidated results of operations beginning July 3, 2006.

This transaction was accounted for under the purchase method of accounting prescribed by FASB SFAS No. 141, Business Combinations.  SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation of the $873.5 million aggregate purchase price to the specific identifiable tangible and intangible assets and liabilities is as follows:

Fair Value
as of July 3, 2006
(Dollars In Thousands)
ASSETS
Investments	$6,784,023
Policy loans	380,608
Cash	392,493
Accrued investment income	88,069
Accounts and premiums receivable, net	14,342
Reinsurance receivable	1,093,633
Value of business acquired	739,856
Goodwill	32,007
Other assets	25,214
Intangible assets	3,200
Deferred tax asset	13,290
Assets related to separate accounts	110,073
Total assets	9,676,808
LIABILITIES
Policy liabilities and accrual	2,704,790
Annuity account balances	5,528,849
Other policyholders’ funds	273,805
Other liabilities	161,309
Accrued income taxes	24,445
Liabilities related to separate accounts	110,073
Total liabilities	8,803,271

NET ASSETS ACQUIRED	$873,537

The Chase Insurance Group acquisition was funded through the issuance of $200 million of capital securities (see Note 9, Debt and Other Obligations) together with cash.  The capital securities will mature and become due and payable, together with any accrued and unpaid interest thereon, on June 30, 2066.

Immediately after the closing of the acquisition, the Company entered into agreements with Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby CALIC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group.  The Company received aggregate ceding commissions of approximately $330.5 million from these transactions.

The $32.0 million of goodwill was assigned to the Acquisitions Segment.  $114.5 million of goodwill is expected to be deductible for tax purposes.

Certain of the reinsurance agreements with CALIC and the Wilton Re Group are in the form of modified coinsurance (“Modco”) agreements.  Certain of our investments supporting these agreements, consisting of primarily fixed income securities in designated portfolios, are designated as “trading securities” under U.S. GAAP.  Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are included in net income as realized investment gains (losses) as they occur.  These amounts are substantially offset by changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements.

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

This transaction was accounted for under the purchase method of accounting prescribed by SFAS No. 141.  Western General’s results of operations are included in our consolidated results of operations beginning July 1, 2006.  The purchase price for Western General was $33.0 million, and was subject to contingent consideration based on future performance. During 2007, a $4.3 million contingent payment was made related to the purchase of Western General, thereby increasing goodwill.

The fair value of Western General’s net assets acquired was $14.2 million.  Goodwill of $18.8 million was originally recorded from the excess of purchase price over the fair value of Western General’s net assets.  This goodwill was allocated to the Asset Protection segment.  The Company paid a premium over the fair value of Western General’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the acquisition including, but not limited to, the following:

•                  Expanded distribution network

•                  Increased geographic presence

•                  Broader product portfolio in core product lines

•                  Additional administration capabilities

•                  Greater size and scale with improved earnings diversification

SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The following table summarizes the fair values of the net assets acquired as of the acquisition date:

Fair Value
as of July 1, 2006
(Dollars In Thousands)
ASSETS
Investments	$18,571
Cash	1,873
Accrued investment income	114
Accounts and premiums receivable, net	16,924
Value of business acquired and other intangible assets	12,650
Goodwill	18,813
Property and equipment	450
Other assets	9,990
Income tax receivable	41
Deferred income taxes	2,735
Total assets	82,161
LIABILITIES
Policy liabilities and accrual	39,596
Other liabilities	9,607
Total liabilities	49,203

NET ASSETS ACQUIRED	$32,958

The $18.8 million of goodwill was assigned to the Asset Protection Segment, and of this amount, approximately $10.4 million is expected to be deductible for tax purposes.  During 2007, the goodwill amount was increased to $23.1 million as a result of contingent consideration related to the purchase.

Pro forma Condensed Consolidated Results of Operations

The following (unaudited) pro forma condensed consolidated results of operations assume that the acquisitions of both the Chase Insurance Group and Western General were completed as of January 1, 2006 and 2005:

	For The Year Ended
	December31,
	2006	2005
	(Dollars In Thousands)
Revenue	$2,726,155	$2,444,131

Net income	$288,998	$279,087

The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.                                      INVESTMENT OPERATIONS

Major categories of net investment income for the years ended December 31 are summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Fixed maturities	$1,287,794	$1,071,256	$887,745
Equity securities	1,871	5,585	4,009
Mortgage loans	308,260	268,380	257,914
Investment real estate	3,784	384	2,361
Policy loans	51,271	44,940	34,741
Other	49,173	59,253	23,114
	1,702,153	1,449,798	1,209,884
Investment expenses	88,350	97,366	81,964
	$1,613,803	$1,352,432	$1,127,920

Net realized investment gains (losses) for all other investments for the years ended December 31 are summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Fixed maturities	$(1,605)	$16,467	$36,764
Equity securities	5,900	289	(636)
Mark to market - Modco trading portfolio	(989)	66,363	—
Mortgage loans and other investments	1,498	18,745	1,806
	$4,804	$101,864	$37,934

In 2007, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $16.2 million, and gross losses were $11.9 million.  In 2006, gross gains on investments available for sale (fixed maturities, equity securities, and short-term investments) were $56.6 million, and gross losses were $34.2 million.  In 2005, gross gains were $76.4 million, and gross losses were $40.3 million.

The amortized cost and estimated market value of the Company’s investments classified as available for sale at December 31 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(Dollars In Thousands)
2007
Fixed maturities:
Bonds
Mortgage-backed securities	$7,931,761	$45,625	$(91,701)	$7,885,685
United States Government and authorities	113,074	1,016	(5)	114,085
States, municipalities, and political subdivisions	34,302	4,348	(8)	38,642
Public utilities	1,636,084	40,442	(45,244)	1,631,282
Convertibles and bonds with warrants	231	39	(43)	227
All other corporate bonds	9,682,598	239,693	(253,780)	9,668,511
Redeemable preferred stocks	50	—	(8)	42
	19,398,100	331,163	(390,789)	19,338,474
Equity securities	54,311	5,172	(527)	58,956
Short-term investments	1,166	—	—	1,166
	$19,453,577	$336,335	$(391,316)	$19,398,596
2006
Fixed maturities:
Bonds
Mortgage-backed securities	$6,548,009	$37,734	$(63,547)	$6,522,196
United States Government and authorities	966,904	4,185	(4,959)	966,130
States, municipalities, and political subdivisions	76,135	1,842	(179)	77,798
Public utilities	1,575,015	44,526	(29,119)	1,590,422
Convertibles and bonds with warrants	231	11	(41)	201
All other corporate bonds	8,091,907	235,235	(97,109)	8,230,033
Redeemable preferred stocks	50	—	—	50
	17,258,251	323,533	(194,954)	17,386,830
Equity securities	73,237	7,171	(300)	80,108
Short-term investments	1,063,731	—	—	1,063,731
	$18,395,219	$330,704	$(195,254)	$18,530,669

At December 31, 2007 and 2006, the Company had an additional $3.6 billion and $3.5 billion, respectively, of fixed maturities and $52.0 million and $302.7 million, respectively, of short-term investments classified as trading securities.

The amortized cost and estimated market value of available for sale fixed maturities at December 31, 2007, by expected maturity, are shown as follows.  Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

	Estimated	Estimated
	Amortized	Market
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$617,958	$618,333
Due after one year through five years	3,991,740	4,064,499
Due after five years through ten years	5,371,568	5,298,002
Due after ten years	9,416,834	9,357,640
	$19,398,100	$19,338,474

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments.  The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) our intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered.  Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is recognized and the cost basis of the impaired asset is adjusted to its fair value.  During 2006 and 2005, the Company recorded other-than-temporary impairments in our investments of $5.7 million and $11.8 million, respectively.  There were no other-than- temporary impairments recorded during 2007. The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Mortgage-backed securities	$2,266,805	$(56,344)	$2,408,705	$(35,358)	$4,675,510	$(91,702)
US government	376	(3)	627	(2)	1,003	(5)
States, municipalities, etc.	490	(1)	520	(7)	1,010	(8)
Public utilities	369,058	(22,968)	422,135	(22,276)	791,193	(45,244)
Convertibles bonds	0	0	45	(43)	45	(43)
Other corporate bonds	3,047,155	(152,790)	1,224,886	(100,989)	4,272,041	(253,779)
Equities	680	(156)	1,040	(379)	1,720	(535)
	$5,684,564	$(232,262)	$4,057,958	$(159,054)	$9,742,522	$(391,316)

For mortgage-backed securities in an unrealized loss position for greater than 12 months, $8.4 million of the $35.4 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations.  These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments.  The public utilities category has gross unrealized losses greater than 12 months of $22.3 million, while the other corporate bonds category has gross unrealized losses greater than 12 months of $101.0 million at December 31, 2007.  These losses relate primarily to the widening of credit spreads as treasury rates declined during the year. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments.  Positive factors considered included credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including our ability and intent to hold these securities to recovery.  The Company does not consider these unrealized loss positions to be other than temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Mortgage-backed securities	$1,130,211	$(4,065)	$3,001,516	$(59,484)	$4,131,727	$(63,549)
US government	873,248	(3,923)	41,705	(1,036)	914,953	(4,959)
States, municipalities, etc.	1,617	(7)	1,087	(8)	2,704	(15)
Public utilities	347,289	(9,553)	349,402	(19,567)	696,691	(29,120)
Convertibles bonds	—	—	47	(41)	47	(41)
Other corporate bonds	1,510,840	(34,479)	1,360,403	(62,790)	2,871,243	(97,269)
Equities	147	(59)	3,360	(242)	3,507	(301)
	$3,863,352	$(52,086)	$4,757,520	$(143,168)	$8,620,872	$(195,254)

At December 31, 2007 and 2006, the Company had bonds which were rated less than investment grade of $792.8 million and $318.9 million, respectively, having an amortized cost of $859.8 million and $325.1 million, respectively.  Not included in these less than investment grade bonds at December 31, 2007 and 2006, are $39.0 million and $21.2 million, respectively, of trading securities.  At December 31, 2007, approximately $26.1 million of the bonds rated less than investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations.  Approximately $268.1 million of the below investment grade bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available for sale, for the years ended December 31 is summarized as follows:

	2007	2006	2005
	(Dollars In Thousands)
Fixed maturities	$(122,593)	$(112,231)	$(257,117)
Equity securities	(1,447)	554	2,032

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored, on a daily basis, with additional collateral obtained as necessary.  At December 31, 2007, securities with a market value of $400.0 million were loaned under these agreements.  As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of December 31, 2007, collateral related to these agreements equaled $410.1 million.

At December 31, 2007, all of the Company’s mortgage loans were commercial loans of which 65% were retail, 14% were office buildings, 10% were apartments, 8% were warehouses, and 3% were other.  The Company specializes in making mortgage loans on either credit-oriented or credit-anchored commercial properties.  No single tenant’s leased space represents more than 2.8% of mortgage loans.  Approximately 74% of the mortgage loans are on properties located in the following states listed in decreasing order of significance: Texas, Georgia, Tennessee, Alabama, Florida, South Carolina, Utah, North Carolina, Indiana, Ohio, California, and Virginia.  At December 31, 2007, the average mortgage loan was $2.2 million, and the weighted average interest rate was 6.25%.  The largest single mortgage loan was $21.8 million.

Many of the mortgage loans have call provisions between 3 and 10 years.  Assuming the loans are called at their next call dates, approximately $55.5 million would become due in 2008, $505.7 million in 2009 through 2012, $764.0 million in 2013 through 2017, and $261.5 million thereafter.

For several years the Company has offered a type of commercial mortgage loan under which it will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate.  As of December 31, 2007 and 2006, approximately $627.0 million and $493.0 million, respectively, of the Company’s mortgage loans have this participation feature.

At December 31, 2007 and 2006, the Company’s problem mortgage loans (over sixty days past due) and foreclosed properties totaled $7.5 million and $15.8 million, respectively.  Since our mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate.  At December 31, 2007 and 2006, the Company had an allowance for mortgage loan credit losses of $0.5 million and $0.5 million, respectively.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $8.1 million were non-income producing for the twelve months ended December 31, 2007.

At December 31, 2007 and 2006, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $929.1 million and $173.4 million, respectively.  See Note 10, Commercial Mortgage Securitizations, for more information on the mortgage loan securitization the Company completed during 2007.

Policy loan interest rates generally range from 3.0% to 12.0%.

5.             DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESSES ACQUIRED

Deferred policy acquisition costs

The balances of and changes in DAC as of December 31, are as follows:

	2007	2006
	(Dollars In Thousands)
Balance, beginning of period	$2,033,710	$1,767,241
Capitalization of commissions, sales, and issue expenses	375,825	421,818
Amortization	(206,171)	(245,887)
Change in unrealized investment gains and losses	51,106	90,538
Other	(3,677)	—
Balance, end of period	$2,250,793	$2,033,710

Value of  businesses acquired

The balances of and changes in VOBA as of December 31, are as follows:

	2007	2006
	(Dollars In Thousands)
Balance, beginning of period	$1,114,096	$436,455
Acquisitions	59,040	751,992
Amortization	(94,181)	(58,426)
Change in unrealized investment gains and losses	9,989	(16,052)
Other	11	127
Balance, end of period	$1,088,955	$1,114,096

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2008	$90,035
2009	83,344
2010	77,593
2011	74,414
2012	65,402

6.                                      GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

		Asset	Total
	Acquisitions	Protection	Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2005	$—	$38,782	$38,782
Goodwill acquired in current period acquisition	32,007	18,813	50,820
Contingent payment related to prior acquisition	—	236	236
Sale of subsidiary to parent	—	(14,308)	(14,308)
Balance as of December 31, 2006	32,007	43,523	75,530
Contingent payment related to prior acquisition	—	4,315	4,315
Purchase price adjustments	16,300	—	16,300
Tax benefit of excess tax goodwill	(3,566)	—	(3,566)
Balance as of December 31, 2007	$44,741	$47,838	$92,579

During 2007, the Company increased its goodwill balance by approximately $16.3 million and $4.3 million respectively, related to the acquisitions of the Chase Insurance Group and Western General.  The $3.6 million decrease in the Acquisitions segment relates to tax benefits realized during the year on the portion of tax goodwill in excess of GAAP basis goodwill.   The $32.0 million increase in 2006 in goodwill in the Acquisitions segment is related to the Chase Insurance Group acquisition discussed in Note 3, Acquisition Activity.  The $18.8 million increase in 2006 in goodwill in the Asset Protection segment is related to the Western General acquisition discussed in Note 3, Acquisition Activity.  Goodwill also increased by $0.2 million in the Asset Protection segment in 2006 due to a contingent payment related to the purchase of a small subsidiary in a prior year.

7.                                      CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues variable universal life and variable annuity products through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder.  The Company also offers, for our variable annuity products, various account value guarantees upon death.  The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest.  The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments.  This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest.  Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%-20% (depending on product type and duration), and an average discount rate of 6.5%.  Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The variable annuity separate account balances subject to GMDB were $2.9 billion at December 31, 2007.  The total guaranteed amount payable based on variable annuity account balances at December 31, 2007, was $134.2 million (including $112.4 million in the Annuities segment and $21.8 million in the Acquisitions segment), with a GMDB reserve of $0.6 million (including $0.3 million in the Annuities segment and $0.3 million in the Acquisitions segment).  These amounts exclude the variable annuity business of the Chase Insurance Group which has been 100% reinsured to CALIC, under a Modco agreement.  The guaranteed amount payable associated with these annuities was $26.9 million and is included in the Acquisitions segment.  The average attained age of contract holders at December 31, 2007 was 60.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) for the years ended December 31 was as follows:

	2007	2006	2005
	(Dollars In Thousands)
Beginning balance	$2,151	$2,437	$5,020
Incurred guarantee benefits	27	1,630	184
Less: Paid guarantee benefits	1,580	1,916	2,767
Ending balance	$598	$2,151	$2,437

Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31 were as follows:

	2007	2006
	(Dollars In Thousands)
Equity mutual funds	$2,626,663	$2,508,422
Fixed income mutual funds	283,838	241,707
Total	$2,910,501	$2,750,129

Certain of our fixed annuities and universal life products have a sales inducement in the form of a retroactive interest credit (“RIC”).  In addition, certain variable annuity contracts provide a sales inducement in the form of a bonus interest credit.  In accordance with SOP 03-1, the Company maintains a reserve for all interest credits earned to date.  The Company defers the expense associated with the RIC and bonus interest credits each period and amortizes these costs in a manner similar to that used for DAC.

Activity in our deferred sales inducement asset for the years ended December 31 was as follows:

	2007	2006	2005
	(Dollars In Thousands)
Deferred asset, beginning of period	$59,040	$39,311	$28,618
Amounts deferred	23,514	30,124	17,182
Amortization	(14,818)	(10,395)	(6,489)
Deferred asset, end of period	$67,736	$59,040	$39,311

8.                                      REINSURANCE

The Company reinsures certain of the Company’s risks with (cedes), and assumes risks from, other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements.  Under yearly renewable term agreements, the Company reinsures only the mortality risk, while under coinsurance, we reinsure a proportionate part of all risks arising under the reinsured policy.  Under coinsurance, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments.  Modified coinsurance is accounted for similarly to coinsurance except that the liability for future policy benefits is held by the original company, and settlements are made on a net basis between the companies.

Reinsurance ceded arrangements do not discharge us as the primary insurer.  Ceded balances would represent a liability of the Company’s in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements.  The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of our reinsurers.  At December 31, 2007, we had reinsured approximately 69.5% of the face value of our life insurance in force.  The Company has reinsured approximately 31.8% of the face value of its life insurance in force with the following three reinsurers:

•             Swiss Re Life & Health America Inc.

•             Security Life of Denver Insurance Co. (currently administered by Scottish Re)

•             Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+ as of December 31, 2007.  The Company has not experienced any credit losses for the years ended December 31, 2007, 2006, or 2005 related to these reinsurers.  The Company set a limit on the amount of insurance retained on the life of any one person.  In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life.  The Company’s maximum retention for newly issued universal life products is $1,000,000.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts.  The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period.  Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with reinsured policies.

The following table presents the net life insurance in force as of December 31:

	2007	2006	2005
	(Dollars In Millions)
Direct life insurance in force	$747,423	$700,268	$443,923
Amounts assumed from other companies	17,759	24,226	23,210
Amounts ceded to other companies	(531,985)	(576,791)	(393,605)
Net life insurance in force	$233,197	$147,703	$73,528

Percentage of amount assumed to net	8%	16%	32%

The following table reflects the effect of reinsurance on life insurance premiums written and earned for the years ended December 31:

	2007	2006	2005
	(Dollars In Millions)
Direct premiums	$2,168	$1,739	$1,294
Reinsurance assumed	186	192	287
Reinsurance ceded	(1,483)	(1,211)	(1,047)
Net premiums	$871	$720	$534

Percentage of amount assumed to net	21%	27%	54%

The Company has also reinsured accident and health risks representing $31.0 million, $41.4 million, and $43.9 million of premium income, while the Company has assumed accident and health risks representing $1.5 million, $4.4 million, and $4.1 million of premium income for 2007, 2006, and 2005, respectively.  In addition, the Company reinsured property and casualty risks representing $71.4 million, $110.5 million, and $118.3 million of premium income, while the Company assumed property and casualty risks representing $14.2 million, $22.2 million, and $13.4 million of premium income for 2007, 2006, and 2005, respectively.

In 2007 and 2006, policy and claim reserves relating to insurance ceded of $5.1 billion and $4.6 billion, respectively, are included in reinsurance receivables.  Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims.  At December 31, 2007 and 2006, the Company had paid $101.0 million and $51.7 million, respectively, of ceded benefits which are recoverable from reinsurers.  In addition, at December 31, 2007 and 2006, the Company had receivables of $64.7 million and $65.7 million, respectively, related to insurance assumed.

During 2006, the Company recorded $27.1 million of bad debt charges related to our Lender’s Indemnity product line. These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC (“CENTRIX”), the originator and servicer of the business, and are the result of the Company’s assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program.  The product guarantees to the lender, primarily credit unions, the difference between a value calculated based on the estimated or actual market value of a vehicle and the outstanding balance of a loan in the event the vehicle is repossessed or sold because the loan is in default.  The Company ceased offering the Lender’s Indemnity product in 2003.  In the short term, CENTRIX is expected to continue to operate as debtor in possession and service the outstanding loans.  The Company has increased reserves for the remaining business based on the expectation that the frequency and severity of losses will be greater than previously assumed.  These assumptions will be analyzed and updated as the business continues to run off.

The Company’s third-party reinsurance receivables amounted to $5.1 billion and $4.6 billion at December 31, 2007 and 2006, respectively.  These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers.  The following table sets forth the amount attributable to significant reinsurance:

	As of December 31,
	2007		2006
	Reinsurance	A.M. Best	Reinsurance	A.M. Best
	Receivable	Rating	Receivable	Rating
	(Dollars In Millions)
Swiss Re Life & Health America, Inc.	$532.9	A+	$517.9	A+
Security Life of Denver Insurance Co.	457.9	A+	387.0	A+
Lincoln National Life Insurance Co.	430.2	A+	358.3	A+
Transamerica Life Insurance Co.	389.6	A+	377.6	A+
Employers Reassurance Corp.	367.7	A-	440.9	A-
American United Life	293.6	A	304.6	A
Scottish Re (U.S.), Inc.	265.8	B	259.0	B+
RGA Reinsurance Co.	205.6	A+	219.7	A+
Canada Life Assurance Company	191.8	A+	185.2	A+
XL Life Ltd.	172.9	A	166.8	A+

The Company’s reinsurance contracts typically do not have a fixed term.  In general, the reinsurers’ ability to terminate coverage for existing cessions is limited to such circumstance as material breach of contract or non-payment of premiums by the ceding company. The reinsurance contracts generally contain provisions intended to provide the ceding company with the ability to cede future business on a basis consistent with historical terms.  However, either party may terminate any of the contracts with respect to future business upon appropriate notice to the other party.

Generally, the reinsurance contracts do not limit the overall amount of the loss that can be incurred by the reinsurer.  The amount of liabilities ceded under contracts that provide for the payment of experience refunds is immaterial.

Most of the Company’s ceded reserves are under contracts covering closed blocks of business reinsured on a coinsurance basis.  Typically 10-20% of the liabilities are retained with the balance reinsured to a pool consisting of several reinsurers.

9.                                      DEBT AND OTHER OBLIGATIONS

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

•                  Golden Gate Captive Insurance Company (“Golden Gate”), a special purpose financial captive insurance company wholly owned by the Company, has non-recourse funding obligations which were issued under a surplus notes facility established with certain purchasers through which Golden Gate had the option to issue up to an aggregate of $600 million of non-recourse funding obligations through June 2007. On December 20, 2007, Golden Gate increased by $200 million the capacity under the surplus notes facility to an aggregate of $800 million of non-recourse funding. The non-recourse funding obligations are direct financial obligations of Golden Gate and are not guaranteed by the Company or PLC.  The non-recourse obligations are represented by surplus notes that were issued to fund statutory reserves required by the Valuation of Life Insurance Policies Regulation (“Regulation XXX”).  Any payment of principal, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing order and in accordance with applicable law.  Under the terms of the notes, the holders of the notes cannot require repayment from PLC, the Company, or any of the Company’s other subsidiaries, other than Golden Gate, the direct issuer of the notes, although we have agreed to indemnify Golden Gate for certain costs and obligations (which obligations do not include payment of principal and interest on the notes).  In addition, PLC has entered into certain support agreements with Golden Gate obligating PLC to make capital contributions to Golden Gate or provide support related to certain of Golden Gate’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate.

•                  Golden Gate Captive Insurance Company pays monthly interest on its non-recourse funding obligations issued to finance XXX excess reserve requirements.  The interest rate payable is equal to one month LIBOR plus a defined spread. The maximum rate Golden Gate could be required to pay under these obligations is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company

•                  During July 2007, Golden Gate II Captive Insurance Company (“Golden Gate II”), a special purpose financial captive insurance company wholly owned by the Company, issued $575 million in aggregate principal amount of floating rate surplus notes due July 15, 2052 (the “Notes”).  Golden Gate II has received contingent regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount of surplus notes (including the Notes).  The Notes are direct financial obligations of Golden Gate II and were issued to fund statutory reserves required by Regulation XXX, as clarified by Actuarial Guideline 38 (commonly known as “AXXX”).

•                  Golden Gate II has reinsured from the Company certain universal life insurance policies with secondary guarantees on a combination coinsurance and modified coinsurance basis.  The Notes were sold for deposit into certain Delaware trusts (the “Trusts”) that issued money market securities and term securities that reset relating to money market securities after a specified period (the “Securities”).  The holders of Notes cannot require repayment from the Company, PLC or any of their affiliates, other than Golden Gate II, the direct issuer of the Notes.  PLC has agreed, under certain circumstances, to make certain liquidity advances to the Trusts not in excess of specified amounts of assets held in a reinsurance trust of which the Company is the beneficiary and Golden Gate II is the grantor in the event that the Trusts do not have sufficient funds available to fully redeem the Securities at the stated maturity date.  PLC obligation to make any such liquidity advance is subject to it having a first priority security interest in the residual interest in such reinsurance trust and in the Notes.

•                  Golden Gate II will pay interest on the principal amount of the Notes on a monthly basis, subject to regulatory approval.  Any payment principal of, including by redemption, or interest on the Notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of Golden Gate II’s licensing order and in accordance with applicable law.  The holders of the Notes have no rights to accelerate payment of principal on the Notes under any circumstances, including without limitation, for nonpayment or breach of any covenant.  Golden Gate II reserves the right to repay the Notes at any time, subject to the terms of the Notes and prior regulatory approval.

•                  The Company has experienced higher borrowing costs associated with certain of the non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a negative watch placed on our guarantor by certain rating agencies.  The maximum rate we could be required to pay under these obligations is LIBOR plus 200 basis points.

Including the Golden Gate II notes mentioned above, we (including wholly owned and consolidated subsidiaries) have issued a total of approximately $1.4 billion of non-recourse funding obligations as of December 31, 2007.  The following table shows the non-recourse funding obligations outstanding as of December 31, 2007, listed by issuer:

			Year to Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	6.66%
Golden Gate II Captive Insurance Company	575,000	2052	5.87%
Total	$1,375,000

Other Obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf.  Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on other obligations, non-recourse funding obligations, and other temporary borrowings totaled $64.1 million, $20.3 million, and $10.6 million in 2007, 2006, and 2005, respectively. The increase in interest on other obligations was primarily due to the July 2007 Golden Gate II issuance of $575 million of surplus notes and the additional Golden Gate 2007 issuance of $375 million of surplus notes.

10.                               COMMERCIAL MORTGAGE SECURITIZATIONS

2007 Commercial Mortgage Securitization

On December 19, 2007, subsidiaries of the Company entered into agreements providing for the securitization of $1.0 billion of commercial and multifamily real estate mortgage loans.   The loans were previously originated by the Company, and were sold to a subsidiary, Protective Finance Corporation (“PFC”), on December 1, 2007.  PFC transferred the mortgage loans to a trust fund in exchange for twenty-six classes of pass-through certificates representing, in the aggregate, the entire beneficial interest of the trust fund.  The certificates are direct financial obligations of the trust fund and are not guaranteed by the Company, PLC, PFC or their affiliates.

Pursuant to a Certificate Purchase Agreement dated December 7, 2007 among PFC, the Company and a third party initial purchaser, PFC, sold one class of certificates with a certificate balance of $218.3 million to the initial purchaser, and the initial purchaser resold such certificates in one or more private offerings.  The remaining classes of certificates, reflecting a par value of $797.7 million, were transferred from PFC to the Company in exchange for the mortgage loans.  The Company recorded a $6.8 million loss on the tranche that was sold to an external party.  As of December 31, 2007, the Company’s retained securities had a fair value of $775.2 million.

Following the mortgage securitization transaction, the Company retained responsibility for servicing the mortgage loans, and, as such, is entitled to receive an ongoing fee.  There were no servicing assets or liabilities recorded as the benefits of servicing the assets were adequate to compensate for the servicing responsibilities.

The Company retained an interest in the securitized mortgage loans.  These retained interests were initially recognized using their respective allocated cost basis (based on their relative fair value) on the date of transfer.  Any gain or loss depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest based on their relative fair value at the date of transfer.

Retained interests are recorded at fair value and included in securities available for sale.  Subsequent adjustments to fair value are recorded through other comprehensive income.  Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions: (i) discount rates commensurate with the inherent risks of the asset, (ii) prepayment speeds, and (iii) anticipated credit losses.  The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks.   On a quarterly basis, the Company updates these values.  Management will periodically review the historical performance of the mortgage loans and the assumptions used to project future cash flows.  Assumptions will be revised if this analysis of past performance and future expectations dictates.  The present value of cash flows will then be recalculated based on the revised assumptions.

Key assumptions used in measuring the fair value of retained interests at the date of securitization were as follows:

Discount Rate	5.4% to 30.0%
Weighted-average life	3.0 to 25.7 years

As of December 31, 2007, the total principal amount outstanding of mortgage loans under securitization and held by the trust was approximately $1.0 billion.  There were no delinquencies as of December 31, 2007.  In addition, there were no credit losses for the year ended December 31, 2007.

Prior Commercial Mortgage Securitizations

Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans. The Company sold the senior tranches while retaining the subordinate tranches.  The Company continues to service the securitized mortgage loans.  The market value of the retained securities from these previous securitizations equaled approximately $151.9 million as of December 31, 2007.

11.                               COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases administrative and marketing office space in approximately 20 cities including Birmingham, with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $6.7 million.  The following is a schedule by year of future minimum rental payments required under these leases:

Years	Amount
(Dollars In Thousands)
2008	$6,675
2009	5,946
2010	5,456
2011	4,461
2012	2,952
Thereafter	7,112

Additionally, the Company leases a building contiguous to its home office.  The lease extends to January 2014.  At the end of the lease term, the Company may purchase the building for approximately $75 million.  The following is a schedule by year of future minimum rental payments required under this lease:

Years	Amount
(Dollars In Thousands)
2008	$4,028
2009	4,039
2010	4,006
2011	4,006
2012	4,028
Thereafter	79,017

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

A number of civil jury verdicts have been returned against insurers, broker dealers, and other providers of financial services involving sales refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration.  Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments.  The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and arbitration.  Although we cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of the operations of the Company.

As of December 31, 2007 and 2006, the Company had outstanding mortgage loan commitments of $861.7 million at an average rate of 6.31%, and $995.6 million, at an average rate of 6.26%.

12.                               SHAREOWNERS’ EQUITY AND STOCK-BASED COMPENSATION

PLC owns all of the 2,000 shares of preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”).  The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million.  In 2007, 2006, and 2005, PL&A paid no dividends to PLC on its preferred stock.

PLC has an Employee Stock Ownership Plan (“ESOP”).  On December 1, 1990, the Company transferred to the ESOP 520,000 shares of PLC’s common stock held by it in exchange for a note.  The outstanding balance of the note, $0.9 million at December 31, 2007, is accounted for as a reduction to shareowners’ equity.  The stock is used to match employee contributions to PLC’s 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits.  The ESOP shares are dividend paying, and dividends are used to pay the ESOP’s note to the Company.

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

The criteria for payment of performance awards is based primarily upon a comparison of PLC’s average return on average equity (for 2006 and 2007 awards) or average return on average equity and total rate of return over a four-year period for previous awards (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies.  If PLC’s results are below the median of the comparison group (40th percentile for 2006 and 2007 awards), no portion of the award is earned.  If PLC’s results are at or above the 90th percentile, the award maximum is earned.  Awards are paid in shares of PLC Common Stock.

Performance shares awarded in 2007, 2006, 2005, 2004, and 2003, and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
2007	66,100	$2,900
2006	136,030	6,500
2005	120,540	4,600
2004	125,670	4,600
2003	148,730	3,900

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout.  In the past, PLC has also issued performance-based stock appreciation rights (“P- SARs”).  P-SARs convert to the equivalent of one stock appreciation right (“SARs”) if earned times the award percentage payout.  The P-SARs, once converted to SARs, expire 10 years after the grant date.  At December 31, 2007, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 597,989 shares.

Between 1996 and 2007, SARs were granted (in addition to the P-SARs discussed above) to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock.  The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted average base price for 2005, 2006, and 2007 is as follows:

	Weighted-Average
	Base Price	No. of SARs
Balance at December 31, 2004	$25.01	1,567,943
SARs granted	41.05	119,400
SARs exercised / forfeited	21.19	(220,133)
Balance at December 31, 2005	26.89	1,467,210
SARs granted	47.36	81,970
SARs exercised / forfeited	23.99	(393,234)
Balance at December 31, 2006	29.33	1,155,946
SARs granted	43.50	224,400
SARs exercised / forfeited	28.43	(117,642)
Balance at December 31, 2007	$31.98	1,262,704

The outstanding SARs at December 31, 2007, were at the following base prices:

	SARs	Remaining Life	Currently
Base Price	Outstanding	in Years	Exercisable
$22.31	432,359	3	432,359
32.00	375,000	5	375,000
26.49	65,000	6	0
41.05	111,700	8	18,350
48.60	38,400	9	9,600
45.70	35,070	9	35,070
43.46	199,677	10	0
48.05	3,000	10	0
41.12	2,500	10	0

The SARs issued in 2006 and 2007 had estimated fair values at grant date of $1.0 million and $2.5 million, respectively.  These fair values were estimated using a Black-Scholes option pricing model.  The assumptions used in this pricing model varied depending on the vesting period of awards.  Assumptions used in the model for the 2006 SARs were as follows:  expected volatility ranged from 15.5% to 32.5%, a risk-free interest rate ranging from 4.6 % to 5.0%, a dividend rate of 1.7%, a zero forfeiture rate, and the expected exercise date ranged from 2011 to 2014.  Assumptions used in the model for the 2007 SARs were as follows:  expected volatility ranged from 16.2% to 31.0%, a risk-free interest rate ranging from 4.2% to 4.6%, a dividend rate of 2.0%, a zero forfeiture rate and the expected exercise date ranged from 2012 to 2015.  PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2007, PLC issued 30,250 restricted stock units at a fair value of $43.46 per unit.  These awards, with a total fair value of $1.3 million, vest over a three year period.

PLC recognizes all stock based compensation expense over the related service period of the award, or earlier for retirement eligible employees.  The expense recorded by PLC for its stock-based compensation plans was $5.8 million, $0.5 million, and $6.1 million in 2007, 2006, and 2005, respectively.  PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s shareowners’ equity, net of deferred taxes.

At December 31, 2007, approximately $2.0 billion of consolidated shareowners’ equity, excluding net unrealized gains and losses on investments, represented net assets of the Company and its subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances.  In addition, the Company and its subsidiaries are subject to various state statutory and regulatory restrictions on their ability to pay dividends to PLC.  In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to PLC by the Company for 2007 is estimated to be $350.5 million.

13.                               EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefits Plan

•                  PLC sponsors a defined benefit pension plan covering substantially all of our employees.  The plan is not separable by affiliates participating in the plan.  Benefits are based on years of service and the employee’s highest thirty-six consecutive months of compensation.  PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  PLC has not yet determined what amount, if any, it will fund in 2008.

•                  PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.  PLC estimates that it will contribute $2.3 million to this plan in 2008.

As discussed in Note 2, Summary of Significant Accounting Policies, in September 2006, the FASB issued SFAS No. 158, which requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income.  PLC adopted SFAS No. 158 prospectively as of December 31, 2006, and as a result, prior periods were not restated.  The adoption of this standard resulted in a net fund asset of $5.8 million related to PLC’s defined benefit pension plan and a net fund liability of $25.2 million related to PLC’s unfunded excess benefits plan as of December 31, 2006. The incremental effect of applying SFAS No. 158 effective December 31, 2006, on the individual line items in PLC’s Consolidated Balance Sheet is as follows:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
		(Dollars In Thousands)
Other assets	$195,344	$(29,688)	$165,656
Total assets	39,824,982	(29,688)	39,795,294
Other liabilities	1,321,449	1,926	1,323,375
Deferred income taxes	385,551	(11,065)	374,486
Total liabilities	37,491,358	(9,139)	37,482,219
Accumulated other comprehensive income:
Minimum pension liability adjustments, net of income tax	(2,471)	(20,549)	(23,020)
Total accumulated other comprehensive income, net of income tax	32,980	(20,549)	12,431
Total shareowners’ equity	2,333,624	(20,549)	2,313,075

Effective January 1, 2008, PLC made the following changes to its Defined Benefit Pension Plan. These changes have been reflected in the computations within this note.

•                  Employees hired after December 31, 2007, will receive benefits under a cash balance plan.

•                  Employees active on December 31, 2007 with age plus vesting service less than 55 years will receive a final pay-based pension benefit for service through December 31, 2007, plus a cash balance benefit for service after December 31, 2007.

•                  Employees active on December 31, 2007 with age plus vesting service equaling or exceeding 55 years, will receive a final pay-based pension benefit for service both before and after December 31, 2007, with a modest reduction in the formula for benefits earned after December 31, 2007.

•                  All participants terminating employment on or after December of 2007 may elect to receive a lump sum benefit.

PLC uses a December 31 measurement date for all its plans.  The following table presents the benefit obligation, fair value of plan assets, and the funded status of the PLC’s defined benefit pension plan and unfunded excess benefits plan at December 31.  This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31.

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefits Plan
	2007	2006	2007	2006
	(Dollars In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$119,414	$111,295	$25,220	$23,810
Service cost	7,668	7,774	765	771
Interest cost	7,592	6,731	1,602	1,424
Amendments	(5,126)	—	95	—
Actuarial (gain) or loss	2,047	(4,059)	1,955	489
Special termination benefits	—	—	70	—
Benefits paid	(2,810)	(2,327)	(1,238)	(1,274)
Benefit obligation at end of year	128,785	119,414	28,469	25,220
Change in plan assets:
Fair value of plan assets at beginning of year	125,178	113,721	—	—
Actual return on plan assets	6,453	13,784	—	—
Employer contributions	—	—	1,238	1,274
Benefits paid	(2,810)	(2,327)	(1,238)	(1,274)
Fair value of plan assets at end of year	128,821	125,178	—	—
Reconciliation of Funded Status - Before SFAS 158:
Funded status		5,764	—	(25,220)
Unrecognized net actuarial loss		28,640	—	6,424
Unrecognized prior service cost		1,048	—	—
Prepaid (accrued) benefit cost		35,452	—	(18,796)
Amounts Recognized in the Balance Sheet:
Prepaid (accrued) benefit cost		35,452	—	(22,771)
Accumulated other comprehensive income		—	—	3,975
Net amount recognized		35,452	—	(18,796)
Increase in minimum liability included in other comprehensive income		—	—	522
Accumulated benefit obligation		101,097	—	22,771
Fair value of assets		125,178	—	—
Unfunded accumulated benefit obligation		$—	$—	$(22,771)

After Reflecting SFAS 158:
Funded status	36	5,764	—	(25,220)
Amounts Recognized in the Balance Sheet:
Other assets	36	5,764	—	—
Other liabilities	—	—	—	(25,220)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	31,730	28,640	7,764	6,424
Prior service cost	(4,209)	1,048	95	—
Net transition asset	$27,521	$29,688	$7,859	$6,424

Weighted-average assumptions used to determine the benefit obligations as of December 31 were as follows:

	Defined Benefit Pension		Unfunded Excess
	Plan		Benefits Plan
	2007	2006	2007	2006
Discount rate	6.16%	5.90%	6.16%	5.90%
Rate of compensation increase	3.75	3.75	4.75	4.75

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans.  The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	5.63%	5.75%	5.90%	5.63%	5.75%
Rates of compensation increase	3.75	3.75	3.75	4.75	4.75	4.75
Expected long-term return on plan assets	8.25	8.25	8.25	N/A	N/A	N/A

Components of the net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2007	2006	2005	2007	2006	2005
	(Dollars In Thousands)
Service cost – Benefits earned during the period	$7,668	$7,774	$5,950	$765	$771	$629
Interest cost on projected benefit obligation	7,592	6,731	5,922	1,602	1,424	1,276
Expected return on plan assets	(9,923)	(9,647)	(8,371)	—	—	—
Amortization of prior service cost	193	196	214	—	—	14
Amortization of actuarial losses	2,366	2,992	2,647	616	544	372
Preliminary net periodic benefit cost	7,896	8,046	6,362	2,983	2,739	2,291
Special termination benefits under FAS 88	—	—	—	70	—	—
Total benefit cost	$7,896	$8,046	$6,362	$3,053	$2,739	$2,291

The estimated net actuarial loss, prior service cost, and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are as follows:

	Defined Benefit	Unfunded Excess
	Pension Plan	Benefits Plan
Net actuarial loss	$1,823	$549
Prior service cost	(436)	11
Transition obligation	—	—

Plan assets of PLC’s defined benefit pension plan by category as of December 31 were as follows:

	Target
	Allocation for
Asset Category	2008	2007	2006
Cash and cash equivalents	2.0%	2.8%	2.8%
Equity securities	60.0	67.4	68.2
Fixed income	38.0	29.8	29.0
Total	100.0%	100.0%	100.0%

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

Estimated future benefit payments under the defined benefit pension plan are as follows:

	Defined Benefit	Unfunded Excess
Years	Pension Plan	Benefits Plan
	(Dollars In Thousands )
2008	$8,815	$2,326
2009	9,019	2,199
2010	9,957	2,146
2011	10,381	2,028
2012	11,248	2,172
2013-2017	64,442	15,467

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65.  This postretirement benefit is provided by an unfunded plan.  As of December 31, 2007 and 2006, the accumulated postretirement benefit obligation associated with these benefits was $1.5 and $1.6 million, respectively. For a closed group of retirees over age 65, PLC provides a prescription drug benefit.  At December 31, 2007 and 2006, PLC’s liability related to this benefit was $0.1 million and $0.1 million, respectively.  PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $9,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy.  This plan is partially funded at a maximum of $50,000 face amount of insurance.  As of December 31, 2007 and 2006, the accumulated postretirement benefit obligation associated with these benefits was $6.5 million and $5.4 million, respectively.

401(k) Retirement Plan

PLC sponsors a 401(k) Plan which covers substantially all employees.  Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code.  Employees may contribute up to 25% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($15,500 for 2007).  PLC matches employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person.  All matching contributions vest immediately.  If PLC’s financial performance achieves certain goals set by PLC’s Board of Directors, certain employees who are not otherwise under a bonus or sales incentive plan may receive an extra profit sharing contribution in stock of up to 3% of base pay.  Eligible employees may receive this contribution even if they are not contributing their own money to the 401 (k) Plan.  The profit sharing contribution will be discontinued after the 2007 Plan year.

PLC has established an ESOP to match voluntary employee contributions to PLC’s 401(k) Plan.  Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to the Company less dividends on shares held by the ESOP.  All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.  At December 31, 2007, PLC had committed approximately 111,000 shares (approximately 99,000 shares to be released from the ESOP and 12,000 shares to be reissued from treasury) to fund the 401(k) Plan match.  The expense recorded by PLC for these employee benefits was $1.8 million, $0.5 million, and $1.9 million in 2007, 2006, and 2005, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law.  The first allocations under this program were made in early 2006, with respect to the 2005 plan year.  The expense recorded by PLC for this employee benefit was $0.2 million and $0.4 million, respectively, in 2007 and 2006.

Deferred Compensation Plan

PLC has established deferred compensation plans for directors, officers, and others.  Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof.  PLC may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans.  At December 31, 2007, the plans had 1,017,426 shares of common stock equivalents credited to participants.  PLC’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of the PLC’s common stock, in which case they are reported as a component of shareowners’ equity.

14.                               INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Years Ended December 31,
	2007	2006	2005
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
Dividends received deduction and tax-exempt income	(2.0)	(1.7)	(1.7)
Intercompany gain on sale of affiliate	0.0	1.6	0.0
Other	1.3	1.2	0.1
State income tax	1.9	0.8	1.4
Effective income tax rate	36.2%	36.9%	34.8%

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

The components of the Company’s income tax expense related to income before the cumulative effect of a change in accounting principle for the years ended December 31 are as follows:

	2007	2006	2005
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$(48,059)	$19,888	$16,318
State	754	(620)	2,717
Total current	$(47,305)	$19,268	$19,035
Deferred income tax expense:
Federal	$182,451	$130,009	$103,187
State	8,377	5,588	3,337
Total deferred	$190,828	$135,597	$106,524

The components of the Company’s net deferred income tax liability as of December 31 were as follows:

	2007	2006
	(Dollars In Thousands)
Deferred income tax assets:
Policy and policyholders liability reserves	$319,988	$450,461
Intercompany losses	46,052	34,657
Invested assets (other than unrealized gain)	5,172	12,793
Unrealized losses on investments	33,491	—
Deferred compensation	6,233	4,725
Other	31,788	25,710
	442,724	528,346
Deferred income tax liabilities:
Deferred policy acquisition costs	954,126	890,481
Unrealized gains on investments	—	19,716
	954,126	910,197
Net deferred income tax liability	$511,402	$381,851

Under pre-1984 U.S. tax law, a significant amount of our taxable income was not currently taxed.  Instead, it was accumulated in a memorandum, or policyholders’ surplus, account.  Such income was subject to taxation only when it was either distributed or accumulated in excess of certain prescribed limits.  The $70.5 million balance in our policyholders’ surplus account as of December 31, 2003 has been carried forward without change since that date.  Legislation was enacted in 2004 which permitted a life insurance company to reduce, during 2005 and 2006, its policyholders’ surplus account balances without such reductions being subject to taxation.  During 2006, the Company followed this legislation and reduced its policyholders’ surplus account balances to zero.

The Company’s income tax returns are included in the consolidated income tax returns of PLC.  The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.  At December 31, 2007 and 2006, $(126.4) million and $(125.4) million, respectively, were (due from)/payable to PLC for income tax liabilities.

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As a result of this adoption, the Company recognized a $0.6 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, retained earnings balance.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits
(Dollars In Thousands)

Balance at January 1, 2007	$21,425
Additions for tax positions of the current year	1,373
Additions for tax positions of prior years	1,242
Reductions of tax positions of prior years for:
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitations	(2,257)
Balance at December 31, 2007	$21,783

Included in the balance above as of December 31, 2007 are approximately $18.2 million of unrecognized tax benefits for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate to an earlier period the payment of cash to the taxing authority.  The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate at December 31, 2007 is approximately $3.6 million.

Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense.  The company has approximately $4.5 million of accrued interest associated with unrecognized tax benefits as of December 31, 2007 (before taking into consideration the related income tax benefit that is associated with such an expense).

Using the information available as of December 31, 2007, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2004.

15.                               SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the years ended December 31:

	2007	2006	2005
	(Dollars In Thousands)
Cash paid during the year:
Interest on debt	$62,550	$19,899	$10,497
Income taxes	(24,028)	81,193	112,688
Noncash investing and financing activities:
Common dividend		54,090
Change in collateral for securities lending transactions	(25,234)	105,310	(195,175)
Capital contributions from PLC	—	21,464	—

Total cash interest paid on debt during 2007 was $62.6 million. Of this amount, $52.3 million related to interest on non-recourse funding obligations, $8.5 million related to interest on reverse repurchases, and $1.8 million related to other interest.

During the fourth quarter of 2006, the Company received, through a series of dividends from its direct and indirect wholly owned subsidiaries, Lyndon Insurance Group, Inc. and First Protection Company, a promissory note in the principal amount of $54.0 million.  This promissory note arose out of the sale, at fair market value, by First Protection Company to PLC all of the outstanding stock of First Protection Corporation.  This created an increase in additional-paid-in capital for the Company of $21.4 million.  Subsequent to the receipt of this dividend, the Company declared and paid an ordinary dividend in the form of the $54.1 million note, including accrued interest to its sole shareholder, PLC in 2006.

16.                               RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates.  Lease revenues were $2.9 million in 2007, $2.9 million in 2006, and $0.2 million in 2005.  The Company purchases data processing, legal, investment, and management services from affiliates.  The costs of such services were $144.4 million, $33.1 million, and $101.7 million in 2007, 2006, and 2005, respectively.  Commissions paid to affiliated marketing organizations of $0.4 million and $0.1 million in 2006 and 2005, respectively, were included in deferred policy acquisition costs.

Certain corporations with which PLC’s directors were affiliated paid the Company premiums and policy fees or other amounts for various types of insurance and investment products.  Such premiums, policy fees, and other amounts totaled $12.7 million, $10.2 million, and $9.0 million in 2007, 2006, and 2005, respectively.  The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $1.8 million, $2.8 million, and $2.2 million in 2007, 2006, and 2005, respectively.

17.                               STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

Financial statements prepared in conformity with U.S. GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities.  The most significant differences are as follows: (a) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred; (b) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions; (c) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to shareowners’ equity; (d) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to shareowners’ equity; (e) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets); (f) certain items of interest income, such as mortgage and bond discounts, are amortized differently; and (g) bonds are recorded at their market values instead of amortized cost.

Statutory net income of the Company amounted to $350.9 million, $451.5 million, and $41.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Statutory capital and surplus of Protective Life amounted to $1,799.3 million and $1,388.4 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $54.7 million.

18.                               ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows:

	2007		2006
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Value
	(Dollars In Thousands)
Assets (see Notes 1 and 4):
Investments:
Fixed maturities	$22,943,110	$22,943,110	$20,923,891	$20,923,891
Equity securities	64,226	64,226	80,108	80,108
Mortgage loans on real estate	3,275,678	3,479,499	3,880,028	3,981,898
Short-term investments	1,218,116	1,218,116	1,366,467	1,366,467
Cash	106,507	106,507	37,419	37,419
Liabilities (see Notes 1 and 4):
Stable value product account balances	5,046,463	5,125,667	5,513,464	5,511,717
Annuity account balances	8,708,383	8,535,371	8,958,089	8,717,755
Other (see Note 2):
Derivative financial instruments	(31,744)	(31,744)	61,874	61,874

Except as noted below, fair values were estimated using quoted market prices.

The Company estimates the fair value of our mortgage loans using discounted cash flows from the next call date.  We believe the fair value of our short-term investments and notes payable to banks approximates book value due to being either short-term or having a variable rate of interest.

Given current market conditions, the fair value of our non-recourse funding obligations could differ, potentially significantly, from book value. The Company does not currently utilize any type of pricing calculation for these obligations that would generate a respective market value in today’s displaced market.

The Company estimates the fair value of its stable value products and annuities using discounted cash flows and surrender values, respectively.

The Company believes it is not practicable to determine the fair value of our policy loans since there is no stated maturity, and policy loans are often repaid by reductions to policy benefits.

The Company estimates the fair value of our derivative financial instruments using market quotes or derivative pricing models.  The fair values represent the net amount of cash we would have received (or paid) had the contracts been terminated on December 31.

19.                               OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus.  An operating segment is generally distinguished by products and/or channels of distribution.  A brief description of each segment follows.

•                  The Life Marketing segment markets level premium term insurance, universal life, variable universal life and bank owned life insurance products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•                  The Stable Value Products segment sells guaranteed funding agreements to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Additionally, the segment markets GICs to 401(k) and other qualified retirement savings plans.

•                  The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets an inventory protection product and a GAP product.

•                  The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on unallocated capital and interest on debt).  This segment also includes earnings from several non-strategic lines of business (mostly cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

The Company uses the same accounting policies and procedures to measure segment operating income and assets as we use to measure our consolidated net income and assets.  Segment operating income is generally income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income.  Segment operating income represents the basis on which the performance of our business is internally assessed by management.  Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment.  Net investment income is allocated based on directly related assets required for transacting the business of that segment.  Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment.  Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions during 2007 or 2006.

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The Year Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Revenues
Life Marketing	$864,386	$732,179	$550,517
Acquisitions	892,433	706,650	411,610
Annuities	312,616	267,836	287,844
Stable Value Products	301,595	326,814	294,650
Asset Protection	328,452	301,679	263,280
Corporate and Other	142,419	148,399	129,132
Total revenues	$2,841,901	$2,483,557	$1,937,033
Segment Operating Income
Life Marketing	$166,552	$172,247	$161,858
Acquisitions	129,247	104,534	80,721
Annuities	21,102	23,014	30,792
Stable Value Products	50,231	47,073	54,798
Asset Protection	29,525	7,788	23,991
Corporate and Other	4,784	4,761	39,056
Total segment operating income	401,441	359,417	391,216
Realized investment gains (losses) – investments(1)	(5,283)	79,166	4,344
Realized investment gains (losses) - derivatives(2)	(202)	(18,835)	(34,345)
Income tax expense	(143,523)	(154,865)	(125,559)
Net income	$252,433	$264,883	$235,656

(1) Realized investment gains (losses) – investments	$4,804	$101,864	$37,934
Less: participating income from real estate ventures	6,857	13,494	8,684
Less: related amortization of DAC	3,230	9,204	24,906
	$(5,283)	$79,166	$4,344

(2) Realized investment gains (losses) – derivatives	$(274)	$(21,555)	$(31,819)
Less: settlements on certain interest rate swaps	(4)	27	2,877
Less: derivative losses related to certain annuities	(68)	(2,747)	(351)
	$(202)	$(18,835)	$(34,345)

Net investment income
Life Marketing	$323,536	$306,898	$260,914
Acquisitions	578,965	413,636	223,201
Annuities	267,258	225,063	218,678
Stable Value Products	300,201	325,653	310,715
Asset Protection	34,277	31,054	31,221
Corporate and Other	109,566	50,128	83,191
Total net investment income	$1,613,803	$1,352,432	$1,127,920

Amortization of deferred policy acquisition costs and value of business acquired
Life Marketing	$106,094	$60,227	$55,688
Acquisitions	79,239	58,814	27,072
Annuities	27,685	27,872	37,512
Stable Value Products	4,199	4,438	4,694
Asset Protection	51,649	53,044	68,623
Corporate and Other	773	3,388	4,064
Total amortization of deferred policy acquisition costs	$269,639	$207,783	$197,653

	Operating Segment Assets
	December 31, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,873,915	$11,148,212	$7,727,125	$5,035,479
Deferred policy acquisition costs and value of business acquired	2,070,903	950,173	221,516	16,359
Goodwill	—	44,742	—	—
Total assets	$11,944,818	$12,143,127	$7,948,641	$5,051,838

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,291,469	$2,612,140	$24,415	$37,712,755
Deferred policy acquisition costs and value of business acquired	80,428	369	—	3,339,748
Goodwill	47,837	—	—	92,579
Total assets	$1,419,734	$2,612,509	$24,415	$41,145,082

	Operating Segment Assets
	December 31, 2006
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,027,379	$11,841,461	$6,947,649	$5,369,107
Deferred policy acquisition costs and value of business acquired	1,842,813	1,022,369	164,675	16,603
Goodwill	—	32,008	—	—
Total assets	$9,870,192	$12,895,838	$7,112,324	$5,385,710

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$933,035	$2,782,345	$33,545	$35,934,521
Deferred policy acquisition costs and value of business acquired	77,471	23,875	—	3,147,806
Goodwill	43,522	—	—	75,530
Total assets	$1,054,028	$2,806,220	$33,545	$39,157,857

20.                               CONSOLIDATED QUARTERLY RESULTS - UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2007 and 2006 are presented below.  In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data.  It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years.  In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners’ equity, and cash flows for a period of several quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands)
2007
Premiums and policy fees	$661,275	$691,276	$675,559	$695,098
Reinsurance ceded	(369,084)	(421,696)	(367,700)	(426,919)
Net of reinsurance ceded	292,191	269,580	307,859	268,179
Net investment income	397,755	394,575	410,624	410,849
Realized investment gains (losses)	9,812	18,147	(10,435)	(12,994)
Other income	24,115	23,282	23,300	15,062
Total revenues	723,873	705,584	731,348	681,096
Benefits and expenses	612,940	601,088	643,057	588,860
Income before income tax	110,933	104,496	88,291	92,236
Income tax expense	38,863	37,510	28,067	39,083
Net income	$72,070	$66,986	$60,224	$53,153

2006
Premiums and policy fees	$480,748	$489,650	$602,294	$743,902
Reinsurance ceded	(249,086)	(286,293)	(331,259)	(496,084)
Net of reinsurance ceded	231,662	203,357	271,035	247,818
Net investment income	282,452	284,972	392,407	392,601
Realized investment gains (losses)	23,339	15,364	13,004	28,602
Other income	17,428	20,982	30,168	28,366
Total revenues	554,881	524,675	706,614	697,387
Benefits and expenses	445,806	414,224	634,814	568,965
Income before income tax	109,075	110,451	71,800	128,422
Income tax expense	39,267	37,750	25,760	52,088
Net income	$69,808	$72,701	$46,040	$76,334

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Share Owners of

Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2007, the Company changed its methods of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, uncertainty in income taxes, certain hybrid financial instruments and servicing of financial assets.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 28, 2008

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	For The Years Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$540,374	$406,115	$400,054
Dividends from subsidiaries	202,864	199,638	23,649
Net investment income	1,230,774	864,750	875,516
Realized investment gains (losses)	14,734	43,346	(1,228)
Other income	18,796	10,904	3,902
Total revenues	2,007,542	1,524,753	1,301,893
Benefits and Expenses
Benefits and settlement expenses	1,318,936	940,711	899,498
Amortization of deferred policy acquisition costs and value of business acquired	158,653	89,244	104,661
Other operating expenses	69,530	87,813	88,558
Total benefits and expenses	1,547,119	1,117,768	1,092,717
Income before income tax and other items below	460,423	406,985	209,176
Income tax expense	92,439	69,813	62,610
Income before equity in undistributed income of subsidiaries	367,984	337,172	146,566
Equity in undistributed income (loss) of subsidiaries*	(115,551)	(72,289)	89,090
Net income	$252,433	$264,883	$235,656

See Notes to Condensed Financial Statements

*Eliminated in consolidation

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	As of December 31,
	2007	2006
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities and equity securities	$16,683,011	$10,345,881
Mortgage loans	2,757,426	3,388,452
Investment real estate	6,999	11,111
Policy loans	736,878	370,314
Other long-term investments	184,392	313,994
Short-term investments	764,012	528,974
Investments in subsidiaries (equity method)*	1,639,980	2,222,764
Total investments	22,772,698	17,181,490
Cash	91,391	—
Accrued investment income	203,611	147,186
Accounts and premiums receivable	62,052	144,155
Reinsurance receivables	4,113,996	1,456,232
Receivables from subsidiaries*	—	15,864
Deferred policy acquisition costs and value of business acquired	2,094,057	1,172,403
Goodwill	29,565	348
Property and equipment, net	38,517	34,534
Other assets	86,391	80,597
Income tax receivable	121,386	36,278
Assets related to separate accounts	3,255,026	2,917,810
Total Assets	$32,868,690	$23,186,897
Liabilities
Policy liabilities and accruals	$11,985,285	$7,106,822
Stable value product account balances	5,046,463	5,513,464
Annuity account balances	7,584,157	3,239,606
Other policyholders’ funds	288,920	170,749
Accrued expenses and other liabilities	1,000,289	797,892
Payables to subsidiaries*	8,935	—
Deferred income taxes	277,818	187,056
Liabilities related to separate accounts	3,255,026	2,917,810
Total liabilities	29,446,893	19,933,399
Commitments and contingent liabilities – Note 3
Shareowners’ equity
Preferred stock	2	2
Common stock	5,000	5,000
Additional paid-in-capital	1,120,996	1,114,269
Notes receivable from PLC Employee Stock Ownership Plan	(1,445)	(1,995)
Retained earnings	2,354,721	2,100,404
Accumulated other comprehensive income	(57,477)	35,818
Total shareowners’ equity	3,421,797	3,253,498
Total liabilities and shareowners’ equity	$32,868,690	$23,186,897

See Notes to Condensed Financial Statements

*Eliminated in consolidation

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

PROTECTIVE LIFE INSURANCE COMPANY

(Parent Company)

	For The Years Ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$252,433	$264,883	$235,656
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(14,734)	(43,346)	1,228
Equity in undistributed net income of subsidiaries*	115,551	72,289	(89,090)
Non-cash dividend from subsidiary	177,639	(20,996)	—
Amortization of deferred policy acquisition costs and value of businesses acquired	158,653	89,244	104,661
Capitalization of deferred policy acquisition cost	(402,323)	(103,351)	(161,697)
Depreciation expense	8,130	9,333	10,630
Deferred income taxes	150,480	98,764	74,206
Accrued income taxes	(85,108)	23,998	(60,775)
Interest credited to universal life and investment products	784,246	607,770	590,957
Policy fees assessed on universal life and investment products	(457,522)	(319,925)	(277,502)
Change in reinsurance receivables	(554,588)	(118,981)	(26,512)
Change in accrued investment income and other receivables	25,678	(109,740)	(13,521)
Change in due to/from subsidiaries, net	24,799	(23,868)	(3,181)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	50,591	174,015	82,471
Trading securities:
Maturities and principal reductions of investments	318,479	—	—
Sale of investments	1,756,213	—	—
Cost of investments acquired	(2,124,544)	—	—
Other net change in trading securities	(13,561)	—	—
Change in other liabilities	97,396	102,020	15,171
Other (net)	82,434	18,563	(72,707)
Net cash provided by operating activities	350,342	720,672	409,995
Cash flows from investing activities
Maturities and principal reductions of investments	912,383	766,385	1,417,693
Sale of investments	1,435,384	3,898,469	4,340,251
Cost of investments acquired	(2,102,690)	(3,990,890)	(6,775,891)
Mortgage loans:
New borrowings	(839,317)	(835,134)	(738,966)
Repayments	453,146	418,278	420,168
Additional investments in/return of capital from subsidiaries*	289,595	(645,107)	(54,514)
Change in investment real estate, net	7,625	20,926	10,254
Change in policy loans, net	19,369	6,666	18,081
Purchase of property and equipment	(12,430)	(5,355)	(6,613)
Change in other long-term investments, net	(11,752)	17,849	(25,873)
Change in short-term investments, net	(260,272)	51,830	322,252
Net cash used in investing activities	(108,959)	(296,083)	(1,073,158)
Cash flows from financing activities
Capital contributions	7,531	160,000	—
Investment product and universal life deposits	3,078,768	1,703,247	2,531,306
Investment products and universal life withdrawals	(3,200,755)	(2,222,823)	(1,877,284)
Other financing activities, net	(35,536)	(97,091)	17,909
Net cash (used in) provided by financing activities	(149,992)	(456,667)	671,931
Increase (decrease) in cash	91,391	(32,078)	8,768
Cash at beginning of year	—	32,078	23,310
Cash at end of year	$91,391	$—	$32,078

See Notes to Condensed Financial Statements

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

1.                                      ORGANIZATION AND PRESENTATION

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907 and is a wholly owned subsidiary of Protective Life Corporation.  The Company provides financial services through the production, distribution, and administration of insurance and investment products.  The condensed financial statements of Protective Life Insurance Company reflect its wholly owned subsidiaries using the equity method of accounting.

2.                                      DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by the Company during the year ended December 31, 2007 amounted to $202.9 million, including $177.6 million representing the dividend of Lyndon Property Insurance Company, $12.8 million from Protective Life and Annuity Insurance Company, $12.4 million from Protective Finance Corporation II.  Dividends and/or returns of capital received by the Company during the year ended December 31, 2006 amounted to $686.9 million, including $359.6 million from Chase Insurance Life and Annuity Company, $96.5 million from Lyndon Insurance Group, Inc., $78.5 million from Protective Life and Annuity Insurance Company, $67.0 million from Protective Finance Corporation, $75.0 million from West Coast Life Insurance Company, and $10.3 million from Protective Finance Corporation II.  Dividends and/or returns of capital received by the Company during the year ended December 31, 2005 amounted to $55.0 million, including $15.3 million from Protective Finance Corporation II, $14.7 million from Protective Life and Annuity Insurance Company, $12.0 million from Protective Finance Corporation, $9.0 million from Lyndon Insurance Group, Inc., and $4.0 million from Western Diversified Services, Inc.

3.                                      COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 13 cities including Birmingham, with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $4.2 million.  The following is a schedule by year of future minimum rental payments required under these leases:

Years	Amount
(Dollars In Thousands)
2008	$4,230
2009	3,535
2010	3,039
2011	2,315
2012	2,130
Thereafter	5,940

Additionally, the Company leases a building contiguous to its home office.  The lease extends to January 2014.  At the end of the lease term, the Company may purchase the building for approximately $75 million.  The following is a schedule by year of future minimum rental payments required under this lease:

Years	Amount
(Dollars In Thousands)
2008	$4,028
2009	4,039
2010	4,006
2011	4,006
2012	4,028
Thereafter	79,017

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

A number of civil jury verdicts have been returned against insurers, broker dealers, and other providers of financial services involving sales refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration.  Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments.  The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and arbitration.  Although we cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on the financial condition or results of the operations of the Company.

As of December 31, 2007 and 2006, the Company had outstanding mortgage loan commitments of $848.1 million at an average rate of 6.31%, and $914.4 million, at an average rate of 6.26%.

4.                                      GUARANTEES

The Company has provided liquidity support to some of its insurance subsidiaries in the form of guarantees of certain (primarily insurance) obligations.  The majority of these obligations are backed by assets held in the Company’s insurance subsidiaries which the Company believes sufficiently cover the underlying obligations.

5.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006	2005
	(Dollars In Thousands)
Cash paid during the year for:
Interest on debt	$9,723	$5,130	$5,975
Income taxes (reduced by amounts received from affiliates under a tax sharing agreement)	(19,589)	(53,627)	35,431
Noncash investing and financing activities:
Common dividends	—	54,090	—
Change in collateral for securities lending transactions	(25,234)	105,310	(195,175)
Capital contributions from PLC	—	21,464	—
Return of capital from subsidiary in the form of stock	177,639	41,450	—

Total cash interest paid on debt during 2007 was $9.7 million. Of this amount, $8.5 million related to reverse repurchases and $1.2 million related to other interest.

During the fourth quarter of 2006, the Company received, through a series of dividends from its direct and indirect wholly owned subsidiaries, Lyndon Insurance Group, Inc. and First Protection Company, a promissory note in the principal amount of $54.0 million.  This promissory note arose out of the sale, at fair market value, by First Protection Company to PLC all of the outstanding stock of First Protection Corporation.  This created an increase in additional paid-in capital for the Company of $21.4 million.  Subsequent to the receipt of this dividend, the Company declared and paid an ordinary dividend in the form of the $54.1 million note, including accrued interest to its sole shareholder, PLC.

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Future Policy Benefits and Claims	Unearned Premiums	Stable Value Products, Annuity Contracts and Other Policyholders’ Funds	Net Premiums and Policy Fees	Net Investment Income(1)	Benefits and Settlement Expenses	Amortization of Deferred Policy Acquisitions Costs and Value of Businesses Acquired	Other Operating Expenses(1)
	(Dollars In Thousands)
Year Ended December 31, 2007:
Life Marketing	2,070,903	8,951,618	380,476	408,616	539,777	323,536	635,063	106,094	(43,323)
Acquisitions	950,173	6,032,479	17,322	5,044,135	300,156	578,965	633,971	79,239	48,207
Annuities	221,516	1,058,954	30,975	3,439,841	34,163	267,258	240,210	27,685	22,760
Stable Value Products	16,359	—	—	5,035,479	—	300,201	241,460	4,199	4,311
Asset Protection	80,428	103,709	697,628	57,678	229,703	34,277	93,122	51,649	154,156
Corporate and Other	369	75,658	1,585	76,237	34,010	109,566	36,191	773	110,178
Adjustments(2)	—	26,999	—	—	—	—	—	—	—
Total	$3,339,748	$16,249,417	$1,127,986	$14,061,986	$1,137,809	$1,613,803	$1,880,017	$269,639	$296,289
Year Ended December 31, 2006:
Life Marketing	$1,842,813	$7,991,847	$241,422	$67,331	$421,275	$306,898	$535,940	$60,227	$(36,235)
Acquisitions	1,022,369	5,954,054	248	5,055,074	258,260	413,636	494,533	58,814	26,829
Annuities	164,675	917,805	19,092	4,111,267	32,074	225,063	191,238	27,872	23,443
Stable Value Products	16,603	—	—	5,369,107	—	325,653	269,851	4,438	4,291
Asset Protection	77,471	124,840	587,608	9,519	203,983	31,054	94,210	53,044	146,637
Corporate and Other	23,875	94,301	10,804	187,391	38,280	50,128	46,845	3,388	58,444
Adjustments(2)	—	30,430	—	—	—	—	—	—	—
Total	$3,147,806	$15,113,277	$859,174	$14,799,689	$953,872	$1,352,432	$1,632,617	$207,783	$223,409
Year Ended December 31, 2005:
Life Marketing	$1,584,121	$7,027,066	$130,683	$62,851	$288,568	$260,914	$392,448	$55,688	$(59,477)
Acquisitions	304,837	3,091,166	274	757,043	186,804	223,201	273,626	27,072	30,191
Annuities	128,930	760,906	11,959	2,661,224	31,810	218,678	187,791	37,512	25,675
Stable Value Products	19,102	—	—	5,959,112	—	310,715	246,134	4,694	5,089
Asset Protection	159,740	132,404	539,385	6,899	186,483	31,221	101,459	68,623	69,207
Corporate and Other	7,381	100,260	18,516	145,830	42,267	83,191	51,890	4,064	54,132
Adjustments(2)	—	35,840	69	—	—	—	—	—	—
Total	$2,204,111	$11,147,642	$700,886	$9,592,959	$735,932	$1,127,920	$1,253,348	$197,653	$124,817

(1)   Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)   Balance Sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV — REINSURANCE

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(Dollars In Thousands)
Year Ended December 31, 2007:
Life insurance in force	$747,423,376	$531,984,866	$17,758,675	$233,197,185	7.6%
Premiums and policy fees:
Life insurance	2,168,376	1,483,025	185,664	871,015	21.3%
Accident/health insurance	88,357	31,021	1,530	58,866	2.6
Property and liability insurance	265,115	71,353	14,166	207,928	6.8
Total	$2,521,848	$1,585,399	$201,360	$1,137,809
Year Ended December 31, 2006:
Life insurance in force	$700,267,475	$576,790,608	$24,225,953	$147,702,820	16.4%
Premiums and policy fees:
Life insurance	1,739,220	1,210,831	192,176	720,565	26.7%
Accident/health insurance	97,665	41,351	4,379	60,693	7.2
Property and liability insurance	261,004	110,540	22,150	172,614	12.8
Total	$2,097,889	$1,362,722	$218,705	$953,872
Year Ended December 31, 2005:
Life insurance in force	$443,923,068	$393,605,152	$23,210,523	$73,528,439	31.6%
Premiums and policy fees:
Life insurance	1,294,183	1,046,664	286,632	534,151	53.7%
Accident/health insurance	107,072	43,855	4,100	67,317	6.1
Property and liability insurance	239,455	118,345	13,354	134,464	9.9
Total	$1,640,710	$1,208,864	$304,086	$735,932

SCHEDULE V – VALUATION ACCOUNTS

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
Description	Balance at at beginning of period	Charged to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
	(Dollars In Thousands)
2007
Allowance for losses on commercial mortgage loans	$475	$2,890	$—	$(2,890)	$475
Bad debt reserve associated with Lender’s Indemnity product line	27,100	2,645	—	—	29,745
2006
Allowance for losses on commercial mortgage loans	$6,775	$—	$—	$(6,300)	$475
Bad debt reserve associated with Lender’s Indemnity product line	—	27,100	—	—	27,100
2005
Allowance for losses on commercial mortgage loans	$3,250	$3,525	$—	$—	$6,775

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.              Controls and Procedures

(a)                 Disclosure controls and procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and concluded that its disclosure controls and procedures were effective as of December 31, 2007.  It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events.  Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)                 Management’s report on Internal controls over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Our internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)                 Changes in internal control over financial reporting

As a result of the recent acquisitions of the Chase Insurance Group and Western General, during 2007, we have made a number of significant changes in internal controls over financial reporting.  The changes involve combining and centralizing the financial reporting process and the attendant personnel and system changes. We expect this process to continue as we continue to integrate the new businesses into our existing corporate structure.  Except as described above, no changes in our internal control over financial reporting occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.  Our internal controls exist within a dynamic environment, and we continually strives to improve our internal controls and procedures to enhance the quality of our financial reporting.

Item 9B.              Other Information

None

PART III

Item 10.                Directors and Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Position

John D. Johns	56	Chairman of the Board, President, Chief Executive Officer, and a Director
Richard J. Bielen	47	Vice Chairman, Chief Financial Officer, and a Director
Carolyn M. Johnson	47	Executive Vice President, Chief Operating Officer, and a Director
Deborah J. Long	54	Executive Vice President, Secretary, and General Counsel
Carl S. Thigpen	51	Executive Vice President and Chief Investment Officer
D. Scott Adams	43	Senior Vice President and Chief Human Resources Officer
Brent E. Griggs	52	Senior Vice President, Asset Protection
Carolyn King	58	Senior Vice President, Acquisitions and Corporate Development
Steven G. Walker	48	Senior Vice President, Controller, and Chief Accounting Officer
Judy Wilson	49	Senior Vice President, Stable Value Products

All executive officers are elected annually and serve at the pleasure of the Board of Directors.  Mr. Johns serves as a director of PLC and the executive officers including Mr. Johns serve as executive officers of PLC. None of the executive officers are related to any director of the Company or PLC or to any other executive officer.

Mr. Johns has been Chairman of the Board of the Company since January 2003, and President and Chief Executive Officer of the Company since December 2001.  He has been a Director of the Company since May 1994.  Mr. Johns has been employed by PLC and its subsidiaries since 1993.  Mr. Johns also serves as a director of PLC.

Mr. Bielen has been Vice Chairman and Chief Financial Officer of the Company since June 2007.  He has been a Director of the Company since September 2006. From August 2006 to June 2007, Mr. Bielen served as Executive Vice President of the Company and as Chief Investment Officer and Treasurer from January 2002 to June 2007. From January 2002 to September 2006, he was Senior Vice President, Chief Investment Officer and Treasurer. Mr. Bielen has been employed by PLC and its subsidiaries since 1991.

Ms. Johnson has been Executive Vice President and Chief Operating Officer of the Company since June 2007. She has been a Director of the Company since June 2007. From November 2006 to June 2007, she served as Senior Vice President and Chief Operations and Technology Officer of the Company. Ms. Johnson served as Senior Vice President, Chief Operating Officer, Life and Annuity of the Company from May 2006 to November 2006. From August 2004 to May 2006, she served as Senior Vice President and Chief Operating Officer, Life and Annuity of the Company. From 2003 to 2004, Ms. Johnson served as Senior Vice President, Bankers Life and Casualty.

Ms. Long has been Executive Vice President of the Company since May 2007 and Secretary and General Counsel of the Company since November 1996. Ms. Long has been employed by PLC and its subsidiaries since 1994.

Mr. Thigpen has been Executive Vice President and Chief Investments Officer of the Company since June 2007. From January 2002 to June 2007, Mr. Thigpen served as Senior Vice President and Chief Mortgage and Real Estate Officer of the Company. Mr. Thigpen has been employed by PLC and its subsidiaries since 1984.

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

Ms. King has been Senior Vice President, Acquisitions and Corporate Development of the Company since June 2007.  From December 2003 to June 2007, she served as Senior Vice President, Acquisitions of the Company. Ms. King served as Senior Vice President, Life and Annuity of the Company from January 2003 until December 2003.  Ms. King has been employed by PLC and its subsidiaries since April 1995.

Mr. Walker has been Senior Vice President, Controller, and Chief Accounting Officer of the Company since March 2004.  From September 2003 through March 2004, he served as Vice President, Controller, and Chief Accounting Officer of the Company.  From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company.

Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995.  Ms. Wilson has been employed by PLC and its subsidiaries since 1989.

Certain of these executive officers also serve as executive officers and/or directors of various other of our subsidiaries.

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

Item 11.                Executive Compensation

Executive officers of the Company also serve as executive officers and/or directors of PLC or one or more affiliated companies of PLC.  Compensation allocations are made as to each individual’s time devoted to duties as an executive officer of the Company and its affiliates.  The following table sets forth certain information regarding compensation of the Chief Executive Officer and certain other executive officers of the Company as determined under SEC rules (collectively, the “Named Executives”). Virtually all of Mr. Bielen’s, Ms. Johnson’s and Ms. Long’s total compensation, and a significant percentage of Mr. Johns’, Mr. Corsi’s and
Mr. Thigpen’s total compensation, was attributable to services performed for or on behalf of the Company and its subsidiaries.  Additional information called for by this item is incorporated by reference to “Executive Compensation” in the Protective Life Corporation definitive proxy statement for its Annual Meeting of Share Owners to be held May 5, 2008.

Summary Compensation Table

		Salary	Bonus	Stock awards	SAR awards	Non-equity incentive plan compensation	Change in pension value & nonqualified deferred compensation earnings	All other compensation	Total
Name and principal position with PLC (a)	Year	($)	($)	($)	($)	($)	($)	($)	($)
	(b)	(c)	(d)	(e)(6)	(f)(6)	(g)	(h)	(i)	(j)
John D. Johns	2007	$820,833	$—	$961,279	$487,631	$1,105,500	$130,821	$365,698	$3,871,762
Chairman of Board, President &	2006	$791,667	$—	$(94,436)	$725,610	$0	$626,392	$284,470	$2,333,704
Chief Executive Officer
(principal executive officer)
Richard J. Bielen(1)	2007	$417,500	$—	$298,178	$220,041	$370,200	$0	$32,333	$1,338,252
Vice Chairman &	2006	$395,833	$—	$2,112	$139,103	$0	$140,715	$29,183	$706,946
Chief Financial Officer
(principal financial officer)
Gary Corsi(2)	2007	$205,000	$—	$551,544	$427,183	$0	$0	$1,156,565	$2,340,292
Executive Vice President &	2006	$108,334	$240,000	$157,191	$50,273	$0	$0	$500,000	$1,055,798
Chief Financial Officer
Carolyn M. Johnson(3)	2007	$347,708	$104,300	$180,509	$32,806	$196,000	$12,861	$15,000	$889,184
Executive Vice President & Chief
Operating Officer
Deborah J. Long(4)	2007	$377,500	$—	$184,250	$59,143	$280,100	$—	$35,676	$936,669
Executive Vice President, Secretary,	2006	$359,167	$—	$(10,295)	$54,337	$0	$161,936	$35,914	$601,059
and General Counsel
Carl S. Thigpen(5)	2007	$360,833	$—	$130,608	$168,457	$302,100	$16,670	$32,617	$1,011,285
Executive Vice President & Chief
Investment Officer

(1)              Mr. Bielen was promoted from Senior Vice President to Executive Vice President on August 31, 2006, and was promoted from Executive Vice President, Chief Investment Officer and Treasurer to Vice Chairman and Chief Financial Officer on June 1, 2007.

(2)              Mr. Corsi resigned as an officer on June 1, 2007, and as an employee on June 30, 2007.

(3)              Ms. Johnson was promoted from Senior Vice President and Chief Operations and Technology Officer to Executive Vice President and Chief Operating Officer on June 1, 2007.

(4)              Mr. Long was promoted from Senior Vice President to Executive Vice President on March 5, 2007.

(5)              Mr. Thigpen was promoted from Senior Vice President to Executive Vice President on March 5, 2007, and from Chief Mortgage and Real Estate Officer to Chief Investment Officer on June 1, 2007.

(6)              These numbers show the amount realized for financial reporting purposes with respect to 2007 and 2006, respectively, as calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.  The assumptions we used under SFAS No. 123(R) for 2006 were: for performance share awards, stock prices of $26.51 for the 2003 awards, $36.94 for the 2004 awards, $41.05 for the 2005 awards, and $48.60 ($45.70 for Mr. Corsi’s awards) for the 2006 awards, and expected performance share payouts of 67% or 76% for the 2006 awards, and expected performance share payouts of 67% or 76%  (depending on the terms of the award); for restricted stock unit awards, a stock price of $45.70; for 2003 SAR awards, expected  volatility of 25%, a risk-free interest rate of 3.1%, a dividend rate of 2.1%, and an expected exercise date of 2009; for 2005 SAR awards, expected volatility of 24.1% to 31.9%, a risk-free interest rate of 4.1% to 4.3%, a dividend rate of 2.0%, and an expected exercise date of 2010 to 2014; for 2006 SAR awards, expected volatility of 15.5% to 32.5%, a risk-free interest rate of 4.6% to 5.0%, a dividend rate of 1.7%, and an expected exercise date of 2011 to 2015; and a 0% forfeiture rate for all awards.  The assumptions we used under SFAS No. 123(R) for 2007 were: for performance share awards, the same stock prices for the 2004, 2005 and 2006 awards, and $43.46 for the 2007 awards ($48.05 for the performance share award to Ms. Johnson in June 2007), and expected performance share payouts of  56% to 77% (depending on the terms of the awards); for restricted stock units, the same stock price for the 2006 awards, and a stock price of $43.46 for the 2007 awards; for stock appreciation rights, the same volatility, risk-free interest rates, dividend rates and expected exercise dates for the 2005 and 2006 SAR awards, and for 2007 SAR awards, expected volatility of 16.2% to 31.0%, a risk-free interest rate of 4.5% to 4.6%, a dividend rate of 2.0%, and an expected exercise date of 2012 to 2015; and a 0% forfeiture rate for all awards.

Item (i) in the Table includes the following:

All Other Compensation Table

		Nonqualified deferred		Financial
	401(k)	compensation	Dividend	planning	Other	Severance
Name	matching	plan contributions	equivalents	program	perquisities	benefits
Johns	$8,800	$82,867	$263,256	$7,646	$3,129	$—
Bielen	$8,800	$23,533	$—	$—	$—	$—
Corsi	$—	$4,339	$—	$—	$—	$1,152,226
Johnson	$8,800	$6,200	$—	$—	$—	$—
Long	$8,800	$18,767	$—	$6,994	$1,115	$—
Thigpen	$8,800	$14,089	$—	$9,728	$—	$—

PLC has established a Nonqualified Deferred Compensation Plan for Officers (the “Officers’ Plan”) whereby eligible officers may voluntarily elect to defer until a specified date up to 94% of their Annual Incentive Plan (“AIP”) bonuses, all or a portion of common stock compensation, and up to 25% of base salary.  Cash amounts may be deferred into a common stock equivalent or in several mutual fund equivalents.  Stock compensation may only be deferred as common stock equivalents.  Amounts deferred into the mutual fund equivalents are payable in cash.  Amounts deferred as common stock equivalents are payable as shares of common stock.  Both the AIP and the long-term incentive plans pursuant to which PLC Common Stock compensation is paid have been previously approved by the share-owners of PLC.

Certain independent regional sales managers and other insurance representatives may elect to defer a specified date all or any portion of their commissions and other compensation from the Company under the Company’s Deferred Compensation Plan for Sales Managers, Agents, and Representatives.  A regional sales manager may elect for deferrals to be treated as invested in mutual fund equivalents.  A regional sales manager who elects to defer a special supplemental bonus will be allocated a matching contribution into the mutual fund equivalents.  Amounts deferred into the mutual fund equivalents are payable in cash.  Certain amounts deferred before January 1, 2006 as common stock equivalents are payable as shares of PLC Common Stock.

The following table sets forth information regarding the stock and SAR awards shown in columns (e) and (f) of the Summary Compensation Table and the AIP incentive opportunities granted for 2007 (which were payable in March 2008 and are shown in column (g) of the Summary Compensation Table.)

Grants of Plan -Based Awards Table

														All other	All other
														stock	SAR
														awards:	awards:
														number	number of		Base	Grant date
		Estimated Future Payouts Under						Estimated Future Payouts of Shares						of shares	securities		price of	fair value
		Non-Equity Incentive Plan Awards						Under Equity Incentive Plan Awards						of stock	underlying		SAR	of stock
	Grant	Threshold		Target		Maximum		Threshold		Target		Maximum		or units	SARs		awards	and SAR
Name	Date	($)		($)		($)		(#)		(#)		(#)		(#)	(#)		($/Sh)	awards
(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)	(j)		(k)	(l)(3)
Johns	3/5/07	$272,250		$825,000		$1,650,000
	3/5/07							13,700		27,400		54,800						$666,850
	3/5/07														60,400		$43.46	$666,061
Bielen	3/5/07	$91,163		$276,250		$552,500
	3/5/07							3,700		7,400		14,800						$180,098
	3/5/07													4,000				$173,840
	3/5/07														16,300		$43.46	$179,748
Corsi	3/5/07	$90,090	(1)	$273,000	(1)	$546,000	(1)
	3/5/07							3,700	(2)	7,400	(2)	14,800	(2)					$180,098
	3/5/07														16,300	(2)	$43.46	$179,748
Johnson	6/28/07	$68,970		$209,000		$418,000
	3/5/07							950		1,900		3,800						$46,241
	6/28/07							750		1,400		2,800						$37,671
	3/5/07													2,000				$86,920
	3/5/07														4,100		$43.46	$45,213
	6/28/07														3,000		$48.05	$34,673
Long	3/5/07	$68,970		$209,000		$418,000
	3/5/07							1,650		3,300		6,600						$80,314
	3/5/07													3,000				$130,380
	3/5/07														7,400		$43.46	$81,603
Thigpen	3/5/07	$68,970		$209,000		$418,000
	3/5/07							1,650		3,300		6,600						$80,314
	3/5/07													2,000				$86,920
	3/5/07														7,400		$43.46	$81,603

(1)	This award was forfeited when Mr. Corsi resigned as an employee on June 30, 2007.
(2)	A portion of this award was forfeited when Mr. Corsi resigned as an employee on June 30, 2007.
(3)

These numbers show the fair value, as of the date of the grant, of awards made in 2007. These numbers were calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment. The assumptions we used under SFAS No. 123(R) are:  for performance share awards, a stock price of $43.46 ($48.05 for Ms. Johnson’s June 2007 award), and expected performance share payout of 56%; for restricted stock unit awards, a stock price of $43.46; and for SAR awards, expected volatility of 16.2% to 31.0%, a risk-free interest rate of 4.5% to 4.6%,  a dividend rate of 2.0%, and an expected exercise date of 2012 to 2015; and a 0% forfeiture rate for all awards.

The following table has information about the Named Executives’ outstanding equity awards at December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End Table

	SAR Awards					Stock Awards
Name	Number of securities underlying unexercised SARs exercisable (#)	Number of securities underlying unexercised SARs unexercisable (#)		SAR base price ($)	SAR expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)(1)		(d)	(e)	(f)(7)	(g)(8)	(h)(9)		(i)(8)
Johns	166,302	—		$22.31	3/6/2010
	300,000	—		$32.00	3/4/2012
	11,600	11,600	(2)	$41.05	3/4/2015
	6,325	18,975	(3)	$48.60	3/3/2016
	—	60,400	(4)	$43.46	3/5/2017
								29,800	(10)	$1,222,396
								32,500	(11)	$1,333,150
								27,400	(12)	$1,123,948
Bielen	17,317	—		$22.31	3/6/2010
	15,000	—		$32.00	3/4/2012
	—	50,000	(5)	$26.49	3/3/2013
	2,350	2,350	(2)	$41.05	3/4/2015
	1,400	4,200	(3)	$48.60	3/3/2016
	—	16,300	(4)	$43.46	3/5/2017
						4,061	$165,582
								6,100	(10)	$250,222
								7,200	(11)	$295,344
								7,400	(12)	$303,548
Corsi	35,070	—		$45.70	6/10/2010
	4,075	—		$43.46	6/30/2010
Johnson	—	4,100	(4)	$43.46	3/5/2017
	—	3,000	(6)	$48.05	6/28/2017
						2,030	$83,271
								2,360	(10)	$96,808
								2,430	(11)	$99,679
								1,900	(12)	$77,938
								1,400	(12)	$57,428
Long	17,962	—		$22.31	3/6/2010
	15,000	—		$32.00	3/4/2012
	1,400	1,400	(2)	$41.05	3/4/2015
	750	2,250	(3)	$48.60	3/3/2016
	—	7,400	(4)	$43.46	3/5/2017
						3,045	$124,906
								3,700	(10)	$151,774
								3,800	(11)	$155,876
								3,300	(12)	$135,366
Thigpen	15,000	—		$32.00	3/4/2012
	—	35,000	(13)	$41.05	3/4/2015
	—	7,400	(4)	$43.46	3/5/2017
						2,030	$83,271
								2,610	(10)	$107,062
								2,720	(11)	$111,574
								3,300	(12)	$135,366

(1)

The regular SAR exercise schedules are shown in the following footnotes. In addition, the SARs become exercisable if the officer’s employment ends due to death, disability or retirement, in which case the SARs remain exercisable for 3 years (but not past the expiration date shown for those SARs). If employment terminates for any other reason, any unexercised SARs are immediately cancelled. The Committee may make the exercise date of SARs earlier, or give a SAR recipient additional time to exercise (but not later than the expiration date shown for those SARs), if it believes such an action is appropriate.

(2)	These SARs become exercisable in 2 equal annual installments, beginning March 4, 2008.
(3)	These SARs become exercisable in 3 equal annual installments, beginning March 3, 2008.
(4)	These SARs become exercisable in 4 equal annual installments, beginning March 5, 2008.
(5)	These SARs become exercisable on March 3, 2008.
(6)	These SARs become exercisable in 4 equal annual installments, beginning June 28, 2008.
(7)	Represents unvested restricted stock units. The RSUs will vest as follows:
• one-fourth of the RSUs will vest on March 5, 2008,
• one-third of the remaining unvested RSUs on March 5, 2009 will vest on that date,
• one-half of the remaining unvested RSUs on March 5, 2010 will vest on that date, and
• the remainder of the unvested RSUs will vest on March 5, 2011.

The restricted stock units will also vest if employment ends due to death, disability, retirement at age 65, or early retirement (at our request or with our consent). Any unvested RSUs will be forfeited if employment ends for other reasons.

(8)	Based on an assumed stock price of $41.02 per share, which was our closing stock price on December 31, 2007.
(9)

The actual number of shares earned will probably be different from these estimates. The performance level that we used for these estimates is based on the proxy statement disclosure rules. Payment of shares of common stock for a performance award is made in May or June of the year after the last year of the 4-year performance period. If a performance share recipient’s employment ends due to death, disability, retirement at age 65, or early retirement (at our request or with our consent), the performance shares will be paid out based on performance as of the end of the previous year. The amount paid out would be reduced to reflect the number of months remaining between the date employment terminated and the end of the 4-year award period. The Committee may also pay out performance shares using this formula if a recipient’s employment ends due to the sale of a business unit or a major reduction of our workforce.

(10)	Represents unvested and unearned performance shares for the 2005-2008 performance period, based on the assumption that the threshold performance goal for the grant (and 100% payout) will be achieved.
(11)	Represents unvested and unearned performance shares for the 2006-2009 performance period, based on the assumption that the target performance goal for the grant (and 100% payout) will be achieved.
(12)	Represents unvested and unearned performance shares for the 2007-2010 performance period, based on the assumption that the target performance goal for the grant (and 100% payout) will be achieved.
(13)	These SARs become exercisable on March 4, 2010.

The following table has presents an estimate of the performance shares earned by the Named Executives for the 4-year performance period ending December 31, 2007 and payable in 2008 and, for Mr. Corsi, the performance shares and restricted stock units that were paid to him upon the termination of his employment. None of the Named Executives exercised SARs in 2007.

SAR Exercises and Stock Vested Table

	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)
Johns	26,524	$1,088,014
Bielen	4,864	$199,521
Corsi	17,364	$855,698
Johnson	1,976	$81,056
Long	3,268	$134,053
Thigpen	1,984	$81,384

Post-Employment Benefits

Retirement Benefits.  The following table has information about benefits payable to the Named Executives under PLC’s Pension Plan upon their retirement.  The table also reflects the Excess Benefit Plan that PLC has established to provide retirement benefits over the Internal Revenue Code limitations.  Benefits in the table are not reduced by social security or other offset amounts.

Pension Benefits Table

Name	Plan name	Number of years credited service (#)(1)	Present value of accumulated benefit ($)(2)
(a)	(b)	(c)	(d)
Johns	Pension	14	$267,196
	Excess Benefit	14	$2,618,972
Bielen	Pension	17	$184,989
	Excess Benefit	17	$489,679
Corsi	Pension	0	$—
	Excess Benefit	0	$—
Johnson	Pension	3	$30,565
	Excess Benefit	3	$33,059
Long	Pension	14	$234,971
	Excess Benefit	14	$425,949
Thigpen	Pension	24	$324,374
	Excess Benefit	24	$509,189

(1)                                  The number of years of service that are used to calculate the executive’s benefit under this plan, as of December 31, 2007.

(2)                                  The actuarial present value of the executive’s benefit under each plan as of December 31, 2007.  The valuation method and material assumptions that we used to calculate these amounts are discussed in Note 13 of the footnotes to our 2007 financial statements.

Deferred Compensation.  This table has information about the Named Executives’ participation in PLC’s nonqualified deferred compensation plan in 2007.

Nonqualified Deferred Compensation Table

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
(a)	(b) (1)	(c) (2)	(d)	(e) (3)	(f) (3)
Johns	$1,603,708	$82,867	$(1,911,468)	$—	$12,942,429
Bielen	$223,641	$23,533	$(268,637)	$—	$2,094,351
Corsi	$9,630	$4,333	$10,485	$516,858	$17,528
Johnson	$—	$6,200	$(212)	$—	$5,989
Long	$—	$18,767	$(277,939)	$—	$2,145,178
Thigpen	$273,444	$14,089	$(20,114)	$—	$421,141

(1)          These amounts include the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation paid to the officer in 2007:

•                                          Johns – $33,125

•                                          Bielen – $16,659

•                                          Corsi – $9,630

For Mr. Thigpen, these amounts include $138,125 that is also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation paid to him in 2007. The remainder of these amounts is the value of performance shares earned for the 2003-2006 performance period and paid to the Named Executive in May 2007. These amounts were compensation for 2006, and were reported (on an estimated basis) for Messrs. Johns and Bielen in PLC’s 2007 proxy statement.

(2)          These contributions are also reported in column (i) (All other compensation) of the Summary Compensation Table.

(3)          These amounts include the following amounts that have been reported as compensation to the officer in previous PLC proxy statements:

•                                          Johns – $11,550,863

•                                          Bielen – $1,469,326

•                                          Corsi – $504,167

•                                          Long – $1,576,820

Employment Continuation Agreements.  PLC has Employment Continuation Agreements with each of the Named Executives.  These agreements provide for certain benefits if the executive’s employment is actually or constructively terminated (by means of a reduction in duties or compensation) following certain events constituting a ‘‘change in control.’’  These benefits include (a) a payment equal to three times the sum of (1) the executive’s annual base salary in effect at the time of the change in control, (2) the average Annual Incentive Plan bonus paid to the executive for the three years before the change in control, and (3) the average value over the last three years of the performance shares, stock appreciation rights, and other long-term incentives granted to the executive (excluding special or “one time” grants); (b) payment of an amount equal to the executive’s target bonus opportunity under the Annual Incentive Plan for the year in which termination of employment occurs; (c) continuation (for up to twenty-four months) in PLC’s medical, accident, disability, and life insurance plans as provided to the executive immediately before termination of employment; (d) payment of an amount equal in value to the increased benefits under the Pension Plan and the Excess Benefit Plan resulting from an additional three years of credited service (subject to the Pension Plan’s maximum on credited service); and (e) an additional payment, if necessary, to reimburse the executive for any additional tax (other than normal Federal, state and local income taxes) incurred as a result of any benefits received in connection with the change in control.

Potential Payments upon Change of Control Table

Name	Performance shares (1)	Restricted stock units	SARs (1)	Severance payment	AIP incentive	Supplemental retirement benefit	Medical and other benefits	Excise tax payment	Total
Johns	$4,318,381	$0	$—	$9,452,503	$1,105,500	$765,033	$195	$5,459,681	$21,101,263
Bielen	$985,506	$166,582	$726,500	$3,034,913	$370,200	$169,002	$20,184	$1,708,260	$7,181,147
Johnson	$380,994	$83,271	$—	$2,094,202	$300,300	$95,689	$14,754	$1,100,056	$4,069,266
Long	$519,929	$124,906	$—	$2,277,280	$280,100	$183,102	$19,498	$1,139,234	$4,544,049
Thigpen	$408,682	$83,271	$—	$2,249,898	$302,100	$144,954	$20,184	$1,169,923	$4,379,012

(1)          Based on an assumed stock price of $41.02 per share, which was PLC’s closing stock price on December 31, 2007, and disregarding that portion of the value of the 2004 performance share award that was actually earned as of December 31, 2007.

Compensation Committee Interlocks and Insider Participation

The members of PLC’s Compensation and Management Succession Committee during 2007 were Messrs, Day (Chairman), Hamby, and Ritter.  No interlocking relationship existed during 2006 between any of these individuals and any officer or employee of PLC or any of its subsidiaries, or has any other relationship with PLC for which the SEC requires disclosure.

Item 12.                Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of PLC common stock and common stock equivalents beneficially owned as of March 7, 2008 (unless otherwise noted) by each current director, each of the executive officers named in the Summary Compensation Table, all current directors and executive officers of PLC as a group, and persons we believe to beneficially own 5% or more of PLC’s common stock.

	Amount and Nature of Beneficial Ownership (1)				Percent of
Name of Beneficial Owner	Sole Power (2)		Shared Power (2)		Class (1)
Management:
Richard J. Bielen	75,871	(3)	—		*
Gary Corsi	11,135	(3)	—		*
H. Corbin Day	53,565	(4)	39,000	(5)	*
James S. M. French	21,274	(4)	31,800	(6)	*
Thomas L. Hamby	4,693	(4)	—		*
John D. Johns	328,333	(3)	4,200		*
Carolyn M. Johnson	6,570	(3)	—		*
Vanessa Leonard	3,362	(4)	—		*
Deborah J. Long	57,226	(3)	—		*
Charles D. McCrary	4,990	(4)	—		*
John J. McMahon, Jr.	29,076	(4)	77,938		*
Malcolm Portera	10,365	(4)	—		*
C. Dowd Ritter	2,225		—	(7)	*
William A. Terry	8,492	(4)	—		*
Carl. S. Thigpen	22,799	(3)	—		*
W. Michael Warren, Jr.	12,929	(4)	1,357		*
Vanessa Wilson	1,267		—		*
All current directors and executive officers as a group (22 persons)	739,685	(3)(4)	154,295		1.3%

5% or More Beneficial Owners:
Barclays Global Investors, NA	5,283,412	(8)	—		7.5%
EARNEST Partners, LLC	4,956,843	(9)	—		7.1%
Regions Financial Corporation	3,709,030	(10)	—		5.3%
Janus Capital Management LLC	3,683,456	(11)	—		5.2%

* less than 1%

(1)

The number of shares reported includes shares that are deemed to be beneficially owned under SEC regulations. Under these regulations, a person is generally deemed to beneficially own shares as to which such person holds or shares, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power. The total number of shares beneficially owned is subdivided, where applicable, into two categories: shares as to which voting/investment power is held solely and shares as to which voting/investment power is shared. The percentage calculation is based on the aggregate number of shares beneficially owned and on 70,227,995 shares of common stock outstanding on March 7, 2008.

(2)

This column may include shares held in the name of a spouse, minor children, or certain other relatives sharing the same home as the director or officer, or held by the director or officer (or the spouse of the director or officer) as a trustee or as a custodian for children. Unless otherwise noted below, the directors and officers disclaim beneficial ownership of these shares.

(3)

Includes the following number of shares allocated to accounts under PLC’s 401(k) and Stock Ownership Plan as follows: Mr. Bielen – 15,629; Mr. Corsi – 120; Mr. Johns – 10,342; Ms. Johnson – 573; Ms. Long – 3,674; Mr. Thigpen – 8,172; and all current directors and executive officers as a group – 54,059.

Includes the following number of stock equivalents held under PLC’s Deferred Compensation Plan for Officers, as follows: Mr. Bielen – 48,328; Mr. Corsi – 15; Mr. Johns – 304,025; Ms. Johnson – 67; Ms. Long – 50,507; Mr. Thigpen – 5,750; and all current directors and executive officers as a group – 462,347. Each stock equivalent entitles the participant to receive, upon distribution, one share of common stock.

Does not include the following number of stock appreciation rights: Mr. Bielen – 129,917; Mr. Corsi – 51,370; Mr. Johns – 657,098; Ms. Johnson – 20,400; Ms. Long – 55,662; Mr. Thigpen –70,700; and all current directors and executive officers as a group – 1,080,250.

Does not include the following number of restricted stock units: Mr. Bielen – 4,084; Mr. Corsi – 6,589; Ms. Johnson – 5,942; Ms. Long – 3,063; Mr. Thigpen – 2,042; and all current directors and executive officers as a group – 32,536.

(4)

Includes the following number of stock equivalents held by certain directors under PLC’s Deferred Compensation Plan for Directors Who Are Not Employees of Protective, as follows: Mr. Day – 16,565; Mr. French- 19,774; Mr. Hamby – 4,529; Ms. Leonard – 3,287; Mr. McCrary – 4,890; Mr. McMahon – 29,076; Dr. Portera – 10,265; Mr. Ritter – -0-; Mr. Terry – 7,992; Mr. Warren – 12,629; Ms. Wilson – -0-; and all current directors and executive officers as a group – 109,007. Each stock equivalent entitles the participant to receive, upon distribution, one share of common stock.

(5)

Includes 5,000 shares of common stock owned by the Day Family Foundation, of which Mr. Day is a trustee, and 34,000 shares of common stock owned by Jemison Investment Co., Inc., of which Mr. Day is Chairman of the Executive Committee.

(6)	Includes 30,000 shares of common stock owned by Dunn Investment Company, of which Mr. French is Vice Chairman, Investments.

(7)

Does not include shares held by Regions Financial Corporation and Regions Bank, of which Mr. Ritter is President, Chief Executive Officer and a director. Mr. Ritter disclaims beneficial ownership of these shares.

(8)

Based on a Schedule 13G filed with the SEC on January 30, 2008. As of December 31, 2007, Barclays Global Investors, NA (a bank) and its affiliates may be deemed the beneficial owner of 2,641,706 shares of common stock as follows. Barclays Global Investors, NA (a bank) may be deemed the beneficial owner of 1,551,372 shares of common stock: it has sole voting power for 1,229,286 shares, sole investment power for 1,551,372 shares, and no shared voting or investment power. Barclays Global Fund Advisors (an investment adviser) may be deemed the beneficial owner of 957,061 shares of common stock: it has sole voting power for 957,061 shares, sole investment power for 957,061 shares, and no shared voting or investment power. Barclays Global Investors, Ltd (a bank) may be deemed the beneficial owner of 121,617 shares of common stock: it has sole voting power for 120,198 shares, sole investment power for 121,617 shares, and no shared voting or investment power. Barclays Global Investors Japan Limited (an investment adviser) may be deemed the beneficial owner of 11,656 shares of common stock: it has sole voting power for 11,656 shares, sole investment power for 11,656 shares, and no shared voting or investment power. The shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts. The addresses of the filers are (a) Barclays Global Investors, NA and Barclays Global Fund Advisors – 45 Fremont Street, San Francisco, California 94105; (b) Barclays Global Investors, Ltd – Murray House, 1 Royal Mint Court, London, England EC3N 4HH; and (c) Barclays Global Investors Japan Limited – Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402, Japan.

(9)

Based on a Schedule 13G filed with the SEC on January 31, 2008. As of December 31, 2007, EARNEST Partners, LLC (an investment advisor), may be deemed the beneficial owner of 4,956,843 shares of common stock: it has sole voting power for 2,128,843 shares, shared voting power for 1,390,725 shares, sole investment power for 4,956,843 shares, and no shared investment power. No client interest relates to more than 5% of the outstanding shares of common stock. The address of EARNEST Partners, LLC is 1180 Peachtree Street NE, Suite 2300, Atlanta, Georgia 30309.

(10)

Based on a Schedule 13G filed with the SEC on February 14, 2008. As of December 31, 2007, Regions Financial Corporation (in its capacity as a bank holding company), may be deemed the beneficial owner of 3,709,030 shares of common stock: it has no sole voting or investment power, but has shared voting power for 3,202,832 shares and shared investment power for 3,441,155 shares. As of December 31, 2007, Regions Bank (in its capacity as a bank fiduciary of various trusts and estates) may be deemed the beneficial owner of 3,709,030 shares of common stock: it has sole voting power for 3,202,832 shares, no shared voting power, sole investment power for 1,060,323 shares, and shared investment power for 2,380,832 shares. All of the shares are held by trusts and estates of which Regions Financial Corporation’s subsidiary, Regions Bank, is a fiduciary. No single one of these trusts and estates holds as much as five percent of the class. The address of Regions Financial Corporation and Regions Bank is 1900 Fifth Avenue North, Birmingham, Alabama 35203.

(11)

Based on a Schedule 13G filed with the SEC on February 14, 2008. As of December 31, 2007, Janus Capital Management LLC (“Janus”), an investment adviser, may be deemed the beneficial owner of 3,683,456 shares of common stock: it has sole voting power for 3,683,456 shares, no shared voting power, sole investment power for 3,683,456 and no shared investment power. The address of Janus Capital Management LLC is 151 Detroit Street, Denver, Colorado 80206.

Perkins, Wolf, McDonnell and Company, LLC, an investment adviser, and a minority holder of Janus may be deemed the beneficial owner of 3,681,141 shares of common stock: it has sole voting power for 29,939 shares, shared voting power of 3,681,141 shares, sole investment power for 29,939 and shared investment power of 3,681,141. No client interest relates to more than 5% of the outstanding shares of common stock. The address of Mac-Per-Wolf Company is 311 S. Wacker Dr., Suite 6000, Chicago, IL 60606.

Item 13.                Certain Relationships and Related Transactions and Director Independence

Based on the information available to the Company’s General Counsel’s Office and to the Board, there have been no transactions between the Company and any related party since January 1, 2007, nor are any currently proposed, for which disclosure is required under the SEC rules.

The current members of the Company’s Board of Directors are John D. Johns, Richard S. Bielen and Carolyn M. Johnson, each of whom is an employee of the Company or Protective Life Corporation.

Item 14.                Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2007 and 2006 with respect to various services provided to PLC and its subsidiaries.

	2007	2006
	($ In Millions)
Audit Fees	$5.0	$4.8
Audit Related Fees	0.6	0.3
Tax Fees	0.7	0.7
All Other Fees	—	—
Total	$6.3	$5.8

Audit Fees were for professional services rendered for the audits of the consolidated financial statements of PLC, including the attestation report on management’s assessment of PLC’s internal control over financial reporting, statutory audits of subsidiaries, issuance of comfort letters and consents, and assistance with review of documents filed with the SEC and other regulatory authorities.

Audit-Related Fees were for assurance and related services related to employee benefit plan audits, due diligence and accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

The engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries for the period ended March 2009 was approved by the Audit Committee of PLC’s Board of Directors on February 28, 2008.  The Audit Committee’s policy is to pre-approve, generally for a twelve month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries.  Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category.  Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Committee or a member of the Committee who has been delegated pre-approval authority.

PART IV

Item 15.                Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.       Financial Statements (Item 8)

2.       Financial Statement Schedules (see index annexed)

3.       Exhibits:

The exhibits listed in the Exhibit Index on page 161 of this Form 10-K are filed herewith or are incorporated herein by reference.  No management contract or compensatory plan or arrangement is required to be filed as an exhibit to this form.  The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of the Company in furnishing the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

By:	/s/ JOHN D. JOHNS
Chairman of the Board, President
and Chief Executive Officer
March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature		Capacity in Which Signed	Date

(i)	Principal Executive Officer
	/s/ JOHN D. JOHNS	Chairman of the Board, President	March 28, 2008
	John D. Johns	and Chief Executive Officer and
Director

(ii)	Principal Financial Officer	Vice Chairman and Chief
	/s/ RICHARD J. BIELEN	Financial Officer and Director	March 28, 2008
Rich Bielen

(iii)	Principal Accounting Officer
	/s/ STEVEN G. WALKER	Senior Vice President and Controller,
	Steven G. Walker	and Chief Accounting Officer	March 28, 2008

(iv)	Board of Directors:
	*	Director	March 28, 2008
Carolyn Johnson

*By:	/s/ STEVEN G. WALKER
Steven G. Walker

Attorney-in-fact

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-2 (File No. 333-123529) and Form S-3 (File No. 333-126757) of Protective Life Insurance Company and its subsidiaries of our report dated March 28, 2008 relating to the consolidated financial statements and financial statement schedules, which appears in this Form 10-K.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 28, 2008

EXHIBIT INDEX

Item Number			Document

†	2(a)	—

Stock Purchase Agreement Among Banc One Insurance Holdings, Inc., CBD Holdings Ltd., JPMorgan Chase & Co. and Protective Life Insurance Company dated as of February 7, 2006, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed February 13, 2006.

	3(a)	—	2002 Amended and Restated Charter of Protective Life Insurance Company
	3(b)	—	2002 Amended and Restated By-Laws of Protective Life Insurance Company
**	4(a)	—	Group Modified Guaranteed Annuity Contract
***	4(b)	—	Individual Certificate
**	4(c)	—	Tax-Sheltered Annuity Endorsement
**	4(d)	—	Qualified Retirement Plan Endorsement
**	4(e)	—	Individual Retirement Annuity Endorsement
**	4(f)	—	Section 457 Deferred Compensation Plan Endorsement
*	4(g)	—	Qualified Plan Endorsement
**	4(h)	—	Application for Individual Certificate
**	4(i)	—	Adoption Agreement for Participation in Group Modified Guaranteed Annuity
***	4(j)	—	Individual Modified Guaranteed Annuity Contract
**	4(k)	—	Application for Individual Modified Guaranteed Annuity Contract
**	4(l)	—	Tax-Sheltered Annuity Endorsement
**	4(m)	—	Individual Retirement Annuity Endorsement
**	4(n)	—	Section 457 Deferred Compensation Plan Endorsement
**	4(o)	—	Qualified Retirement Plan Endorsement
****	4(p)	—	Endorsement — Group Policy
****	4(q)	—	Endorsement — Certificate
****	4(r)	—	Endorsement — Individual Contract
****	4(s)	—	Endorsement (Annuity Deposits) — Group Policy
****	4(t)	—	Endorsement (Annuity Deposits) — Certificate
****	4(u)	—	Endorsement (Annuity Deposits) — Individual Contracts
*****	4(v)	—	Endorsement — Individual
*****	4(w)	—	Endorsement — Group Contract/Certificate
†	4(x)	—	Endorsement — Individual, incorporated by reference as Exhibit 4(EE) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (333-02249)
†	4(y)	—	Endorsement — Group Contract, incorporated by reference as Exhibit 4(FF) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (333-02249)
†	4(z)	—	Endorsement — Group Certificate, incorporated by reference as Exhibit 4(GG) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (333-02249)
†	4(aa)	—	Individual Modified Guaranteed Annuity Contract, incorporated by reference as Exhibit 4(HH) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (333-02249)
	4(bb)	—	Application for Modified Guaranteed Annuity
†	4(cc)	—	Cancellation Endorsement, included as an exhibit to item 4(aa) above.
*	10(a)	—	Bond Purchase Agreement
*	10(b)	—	Escrow Agreement
†	10(c)	—

Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance Company, the several lenders from time to time party thereto, AmSouth Bank and Wachovia Capital Markets LLC, dated as of July 30, 2004, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2004.

†	10(d)	—

Amended and Restated Lease Agreement dated as of January 11, 2007, between Wachovia Development Corporation (an assignee of Wachovia Capital Investments, Inc.) and Protective Life Insurance Company filed as Exhibit 10(G)(4) to the Company’s Form S-1 filed April 23, 2007. (333-142293)

†	10(e)	—

Amended and Restated Investment and Participation Agreement dated as of January 11, 2007, between Protective Life Insurance Company and Wachovia Development Corporation (an assignee of Wachovia Capital Investments, Inc.) filed as Exhibit 10(G)(5) to the Company’s Form S-1 filed April 23, 2007. (333-142293)

†	10(f)	—

Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its Subsidiaries. Filed as Exhibit 10(h) to the Company’s Annual Report on Form 10K for the year ended December 31, 2006.

12	—	Consolidated Earnings Ratios
24	—	Power of Attorney
31(a)	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	—	Safe Harbor for Forward-Looking Statements

*	Previously filed or incorporated by reference in Form S-1 Registration Statement,Registration No. 33-31940.
**	Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration Statement, Registration No. 33-31940.
***	Previously filed or incorporated by reference from Amendment No. 2 to Form S-1Registration Statement, Registration No. 33-31940.
****	Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-57052.
*****	Previously filed or incorporated by reference from Amendment No. 3 to Form S-1Registration Statement, Registration No. 33-57052.

†	Incorporated by reference.