Form 10-Q
period 2008-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2008-08-14
CIK 310826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 14, 2008:  5,000,000 shares.

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2008

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$675,563	$691,276	$1,334,926	$1,348,744
Reinsurance ceded	(420,114)	(421,696)	(787,416)	(790,780)
Net of reinsurance ceded	255,449	269,580	547,510	557,964
Net investment income	413,856	394,575	822,095	792,330
Realized investment (losses) gains:
Derivative financial instruments	54,562	86,014	61,964	82,582
All other investments	(113,080)	(67,867)	(141,125)	(54,623)
Other income	20,801	23,282	39,384	44,926
Total revenues	631,588	705,584	1,329,828	1,423,179
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2008 - $405,626; 2007 - $473,106 six months: 2008 - $779,595; 2007 - $769,283)	466,565	455,609	958,109	920,761
Amortization of deferred policy acquisition costs and value of business acquired	64,529	70,451	125,802	138,248
Other operating expenses, net of reinsurance ceded: (three months: 2008 - $57,080; 2007 - $72,029 six months: 2008 - $109,926; 2007 - $135,300)	68,387	75,028	134,850	148,741
Total benefits and expenses	599,481	601,088	1,218,761	1,207,750
Income before income tax	32,107	104,496	111,067	215,429
Income tax expense	10,560	37,510	38,320	76,373
Net income	$21,547	$66,986	$72,747	$139,056

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2008 - $24,477,209; 2007 - $23,002,701)	$23,627,498	$22,943,110
Equity securities, at fair market value (cost: 2008 - $331,277; 2007 - $59,588)	307,066	64,226
Mortgage loans	3,507,529	3,275,678
Investment real estate, net of accumulated depreciation (2008 - $369; 2007 - $283)	7,834	8,026
Policy loans	805,104	818,280
Other long-term investments	226,723	186,299
Short-term investments	823,624	1,218,116
Total investments	29,305,378	28,513,735
Cash	76,833	106,507
Accrued investment income	284,060	274,825
Accounts and premiums receivable, net of allowance for uncollectible amounts (2008 - $2,572; 2007 - $3,552)	128,713	77,997
Reinsurance receivables	5,123,153	5,033,748
Deferred policy acquisition costs and value of business acquired	3,572,121	3,339,748
Goodwill	91,520	92,579
Property and equipment, net of accumulated depreciation (2008 - $113,048; 2007 - $109,307)	38,978	40,754
Other assets	284,712	262,880
Income tax receivable	119,282	140,901
Assets related to separate accounts
Variable annuity	2,641,203	2,910,606
Variable universal life	325,745	350,802
Total Assets	$41,991,698	$41,145,082
Liabilities
Policy liabilities and accruals	$17,941,189	$17,377,403
Stable value product account balances	5,442,022	5,046,463
Annuity account balances	8,886,520	8,708,383
Other policyholders’ funds	405,200	307,140
Securities sold under repurchase agreements	360,000	—
Other liabilities	1,207,759	1,136,086
Deferred income taxes	315,939	511,402
Non-recourse funding obligations	1,375,000	1,375,000
Liabilities related to separate accounts
Variable annuity	2,641,203	2,910,606
Variable universal life	325,745	350,802
Total liabilities	38,900,577	37,723,285
Commitments and contingent liabilities - Note 3 Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 2,000; liquidation preference $2,000	2	2
Common Stock, $1 par value, shares authorized: 5,000,000	5,000	5,000
Additional paid-in-capital	1,120,996	1,120,996
Note receivable from PLC Employee Stock Ownership Plan	(853)	(1,445)
Retained earnings (includes FAS 157 cumulative effect adjustment – $1,470)	2,428,938	2,354,721
Accumulated other comprehensive income (loss):
Net unrealized (losses) gains on investments, net of income tax: (2008 - $(250,938); 2007 - $(25,192))	(457,501)	(45,255)
Accumulated gain (loss) - hedging, net of income tax: (2008 - $(3,025); 2007 - $(6,779))	(5,461)	(12,222)
Total shareowners’ equity	3,091,121	3,421,797
Total liabilities and shareowners’ equity	$41,991,698	$41,145,082

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$72,747	$139,056
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	79,161	(27,959)
Amortization of deferred policy acquisition costs and value of business acquired	125,802	138,248
Capitalization of deferred policy acquisition costs	(179,750)	(221,174)
Depreciation expense	5,258	5,400
Deferred income taxes	47,660	93,180
Accrued income taxes	20,811	9,654
Interest credited to universal life and investment products	510,718	494,214
Policy fees assessed on universal life and investment products	(276,200)	(276,383)
Change in reinsurance receivables	(89,405)	(251,536)
Change in accrued investment income and other receivables	(59,951)	(20,866)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	218,154	206,022
Trading securities:
Maturities and principal reductions of investments	273,013	189,255
Sale of investments	566,679	1,018,086
Cost of investments acquired	(647,112)	(1,337,942)
Other net change in trading securities	(13,134)	51,422
Change in other liabilities	242,899	181,313
Other, net	(86,285)	(98,126)
Net cash provided by operating activities	811,065	291,864
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	1,025,724	715,505
Sale of investments	1,663,996	1,419,969
Cost of investments acquired	(4,750,049)	(2,431,049)
Mortgage loans:
New borrowings	(436,503)	(470,517)
Repayments	204,337	230,988
Change in investment real estate, net	181	31,452
Change in policy loans, net	13,176	20,115
Change in other long-term investments, net	15,493	(666)
Change in short-term investments, net	320,988	519,075
Purchase of property and equipment	(3,172)	(11,122)
Sales of property and equipment	408	—
Net cash (used in) provided by investing activities	(1,945,421)	23,750
Cash flows from financing activities
Payments on liabilities related to variable interest entities	—	(20,395)
Issuance of non-recourse funding obligations	—	175,000
Net proceeds from securities sold under repurchase agreements	360,000	295,051
Investments product deposits and change in universal life deposits	2,730,191	1,310,001
Investment product withdrawals	(1,939,231)	(1,747,821)
Other financing activities, net	(46,278)	(9,659)
Net cash provided by financing activities	1,104,682	2,177
Change in cash	(29,674)	317,791
Cash at beginning of period	106,507	37,419
Cash at end of period	$76,833	$355,210

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

Accounting Pronouncements Recently Adopted

Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS No. 157”).  In September 2006, the FASB issued SFAS No. 157.  On January 1, 2008, the Company adopted this Statement, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS No. 157 under the provisions of FASB Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this Statement until periods beginning January 1, 2009 for certain non-financial assets and liabilities.  Under the provisions of this FSP, the Company will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination.  In January 2008, FASB also issued proposed FSP FAS 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities.  Management is monitoring the status of this proposed FSP for any impact on the Company’s consolidated financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs.  For more information, see Note 10, Fair Value of Financial Instruments.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  In February 2007, the FASB issued SFAS No. 159.  This Statement provides entities the option to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period.  SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company adopted SFAS No. 159 as of January 1, 2008.  The Company has elected not to apply the provisions of SFAS No. 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS No. 159 had no effect on the Company’s consolidated results of operations or financial position.

FASB Staff Position (“FSP”) FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN39-1”).  As of January 1, 2008, the Company adopted FSP FIN39-1.  This FSP amends FIN 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances.  The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN 39, as amended.  The Company does not, and has not previously offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.

Accounting Pronouncements Not Yet Adopted

FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”).  In December of 2007, the FASB issued SFAS No. 141(R).  This Statement is a revision to the original Statement and continues the movement toward a greater use of fair values in financial reporting. It changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods.  Further, certain of the changes will introduce more volatility into earnings and thus may impact a company’s acquisition strategy.  SFAS No. 141(R) will also impact the annual goodwill impairment test associated with acquisitions that close both before and after the effective date of this Statement.  Thus, any potential goodwill impact from an acquisition that closed prior to the effective date of the Statement will need to be assessed under the provisions of SFAS No. 141(R).  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  In December of 2007, the FASB issued SFAS No. 160.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  The Company does not expect this Statement to have a significant impact on its consolidated results of operations or financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  In March of 2008, the FASB issued SFAS No. 161.  This Statement requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting Derivative Instruments and Hedging Activities (“SFAS No. 133”).  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  The Statement will be effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact, if any, that SFAS No. 161 will have on its consolidated results of operations or financial position.

FSP No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. 140-3”).  In February of 2008, the FASB issued FSP No. 140-3 to provide guidance on accounting for a transfer of a financial asset and a repurchase financing, which is not directly addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).  This FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The FSP will be effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact, if any, that this FSP will have on its consolidated results of operations or financial position.

FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  In April of 2008, the FASB issued FSP No. 142-3 to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. GAAP.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The FSP will be effective for the Company beginning January 1, 2009.  The Company does not expect this FSP to have a significant impact on its consolidated results of operations or financial position.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  In May of 2008, the FASB issued SFAS No. 162.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).  This Statement is effective sixty days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect this Statement to have a significant impact on its consolidated results of operations or financial position.

FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS No. 163”).  In May of 2008, the FASB issued SFAS No. 163.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, (“SFAS No. 60”), applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.  This Statement does not apply to financial guarantee insurance contracts that would be within the scope of SFAS No. 133.  This Statement is effective for fiscal years and interim periods beginning after December 15, 2008.  The standard will be effective for the Company beginning January 1, 2009.  The Company does not expect this Statement to have a significant impact on its consolidated results of operations or financial position.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).   In June of 2008, the FASB issued FSP EITF 03-6-1.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  The FSP will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  All prior period EPS data presented shall be adjusted retrospectively to conform to the provisions of this FSP.  The Company is currently evaluating the impact of this FSP, but does not expect it to have a significant impact on its consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

Significant Accounting Policies

Valuation of investment securities

 The fair value for fixed maturity, short term, and equity securities, is determined by management after considering and evaluating one of three primary sources of information: third party pricing services, independent broker quotations, or pricing matrices.  Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix.  Typical inputs used by these three pricing methods include, but are not limited to: reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and rates of prepayments.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above.  If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.  Included in the pricing of asset backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments.  Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets. We generally consider a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

For the six months ended June 30, 2008, the Company recorded pre-tax other-than-temporary impairments of $80.0 million in our investments compared to no impairments for the six months ended June 30, 2007.  The impairments occurred during the three months ended June 30, 2008, and related to residential mortgage-backed securities collateralized by Alt-A mortgages. The decline in the estimated fair value of these securities resulted from factors including downgrades in rating, interest rate changes, and the current distressed credit markets. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  For more information on impairments, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Reinsurance

The Company uses reinsurance extensively in certain of its segments. The following summarizes some of the key aspects of the Company’s accounting policies for reinsurance:

Reinsurance Accounting Methodology – The Company accounts for reinsurance under the provisions of FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS No. 113”).  The methodology for accounting for the impact of reinsurance on the Company’s life insurance and annuity products is determined by whether the specific products are subject to SFAS No. 60 or FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”).

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

As a result of the adoption of SFAS No. 157 at January 1, 2008, the Company made certain modifications to the method used to determine fair value for its liability on embedded derivatives related to annuities with guaranteed minimum withdrawal benefits to take into consideration factors such as policyholder behavior, the Company’s credit rating and other market considerations.  See Note 9, Fair Value of Financial Instruments for more information related to the impact of adopting SFAS No. 157.

2.                                      NON-RECOURSE FUNDING OBLIGATIONS

The following table shows the non-recourse funding obligations outstanding as of June 30, 2008, listed by issuer:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	5.13%
Golden Gate II Captive Insurance Company	575,000	2052	4.03%
Total	$1,375,000

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

4.                                      STOCK-BASED COMPENSATION

Performance shares awarded by PLC during the first six months of 2008 and 2007, and their estimated fair value at grant date are as follows:

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

During the first six months of 2008, PLC stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of PLC’s common stock.  The SARs are exercisable in four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, upon a change in control of PLC) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted average base price for the first six months of 2008 is as follows:

	Weighted-Average	Number of
	Base Price	SARs
Balance at December 31, 2007	$31.98	1,262,704
SARs granted	38.59	327,500
SARs exercised	33.33	(29,006)
Balance at June 30, 2008	$33.34	1,561,198

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

5.                                      DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)

Service cost - Benefits earned during the period	$2,131	$2,016	$5,038	$4,641
Interest cost on projected benefit obligations	2,290	2,454	5,415	4,994
Expected return on plan assets	(2,542)	(2,645)	(6,011)	(5,538)
Amortization of prior service cost	49	53	115	106
Amortization of actuarial losses	739	761	1,748	1,610
Net periodic benefit cost	$2,667	$2,639	$6,305	$5,813

PLC has not yet determined the amount, if any, that it will contribute to its defined benefit pension plan during 2008.  As of June 30, 2008, no contributions have been made to the defined benefit pension plan.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare.  The cost of these plans for the six months ended June 30, 2008 and 2007 was immaterial to PLC’s financial position.

6.                                      COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income (loss) for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
Net income	$21,547	$66,986	$72,747	$139,056
Change in net unrealized gains on investments, net of income tax:
(three months: 2008 - $(89,826); 2007 - $(94,546)
six months: 2008 - $(245,116); 2007 - $(80,251))	(168,333)	(172,417)	(450,568)	(146,348)
Change in accumulated gain-hedging, net of income tax:
(three months: 2008 - $9,363; 2007 - $(2,162)
six months: 2008 - $3,418; 2007 - $(947))	17,468	(3,899)	6,760	(1,708)
Reclassification adjustment for investment amounts included in net income, net of income tax:
(three months: 2008 - $(23,840); 2007 - $(262)
six months: 2008 - $(20,808); 2007 - $(1,870))	43,831	(479)	38,322	(3,409)
Reclassification adjustment for hedging amounts included in net income, net of income tax:
(three months: 2008 - $(601); 2007 - $(136)
six months: 2008 - $(338); 2007 - $(101))	737	(244)	1	(181)
Comprehensive income (loss)	$(84,750)	$(110,053)	$(332,738)	$(12,590)

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

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
Revenues
Life Marketing	$209,517	$203,921	$445,551	$422,840
Acquisitions	200,942	227,448	406,577	459,152
Annuities	95,364	77,219	177,057	150,484
Stable Value Products	79,570	70,895	163,364	151,421
Asset Protection	72,540	78,862	144,090	158,729
Corporate and Other	(26,345)	47,239	(6,811)	80,553
Total revenues	$631,588	$705,584	$1,329,828	$1,423,179
Segment Operating Income
Life Marketing	$37,021	$36,184	$82,808	$84,399
Acquisitions	34,514	30,814	68,090	63,063
Annuities	8,622	6,205	10,364	11,355
Stable Value Products	17,545	12,355	33,761	24,541
Asset Protection	3,205	6,845	10,779	14,074
Corporate and Other	(12,536)	(184)	(22,981)	668
Total segment operating income	88,371	92,219	182,821	198,100
Realized investment gains (losses) - investments(1)	(112,585)	(72,404)	(141,704)	(63,506)
Realized investment gains (losses) - derivatives(2)	56,321	84,681	69,950	80,835
Income tax expense	(10,560)	(37,510)	(38,320)	(76,373)
Net income	$21,547	$66,986	$72,747	$139,056

(1) Realized investment gains (losses) - investments	$(113,080)	$(67,867)	$(141,125)	$(54,623)
Less: participating income from real estate ventures	—	3,707	—	6,857
Less: related amortization of DAC	(495)	830	579	2,026
	$(112,585)	$(72,404)	$(141,704)	$(63,506)

(2) Realized investment gains (losses) - derivatives	$54,562	$86,014	$61,964	$82,582
Less: settlements on certain interest rate swaps	91	(18)	104	142
Less: derivative activity related to certain annuities	(1,850)	1,351	(8,090)	1,605
	$56,321	$84,681	$69,950	$80,835

	Operating Segment Assets
	June 30, 2008
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,531,213	$11,135,217	$8,775,463	$5,678,756
Deferred policy acquisition costs and value of business acquired	2,239,820	932,035	309,196	17,377
Goodwill	—	43,554	—	—
Total assets	$12,771,033	$12,110,806	$9,084,659	$5,696,133

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,059,521	$1,120,009	$27,878	$38,328,057
Deferred policy acquisition costs and value of business acquired	69,065	4,628	—	3,572,121
Goodwill	47,966	—	—	91,520
Total assets	$1,176,552	$1,124,637	$27,878	$41,991,698

	Operating Segment Assets
	December 31, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,873,915	$11,148,212	$7,727,125	$5,035,479
Deferred policy acquisition costs and value of business acquired	2,070,903	950,174	221,516	16,359
Goodwill	—	44,741	—	—
Total assets	$11,944,818	$12,143,127	$7,948,641	$5,051,838

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,291,469	$2,612,140	$24,415	$37,712,755
Deferred policy acquisition costs and value of business acquired	80,428	368	—	3,339,748
Goodwill	47,838	—	—	92,579
Total assets	$1,419,735	$2,612,508	$24,415	$41,145,082

8.                                      GOODWILL

During the six months ended June 30, 2008, the Company decreased its goodwill balance by approximately $1.1 million. The decrease was due to a $1.2 million decrease in the Acquisitions segment related to tax benefits realized during the first six months of 2008 on the portion of tax goodwill in excess of GAAP basis goodwill and a $0.3 million decrease in the Asset Protection segment related to the sale of a small insurance subsidiary during the first quarter of 2008, partially offset by a $0.4 million increase in the Asset Protection segment related to the purchase of a small administrative subsidiary.  As of June 30, 2008, the Company had an aggregate goodwill balance of $91.5 million.

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

•                  Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

In addition, the Company recognized a transition adjustment for the embedded derivative liability related to annuities with guaranteed minimum withdrawal benefits.  The impact of this adjustment, net of DAC amortization, reduced income before income taxes by $0.4 million during the first quarter of 2008.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities	$—	$5,704,040	$2,116,485	$7,820,525
US government and authorities	57,020	22,917	—	79,937
State, municipalities and political subdivisions	—	22,190	8,928	31,118
Public utilities	—	1,601,519	189,162	1,790,681
All other corporate bonds	—	8,156,605	2,424,161	10,580,766
Redeemable preferred stocks	—	47	—	47
Convertible bonds with warrants	—	—	39	39
Total fixed maturity securities - available-for-sale	57,020	15,507,318	4,738,775	20,303,113
Fixed maturity securities - trading	184,670	2,604,499	535,216	3,324,385
Total fixed maturity securities	241,690	18,111,817	5,273,991	23,627,498
Equity securities	254,978	—	52,088	307,066
Other long-term investments (1)	—	19,060	48,614	67,674
Short-term investments	515,689	262,217	45,718	823,624
Total investments	1,012,357	18,393,094	5,420,411	24,825,862
Cash	76,833	—	—	76,833
Assets related to separate accounts
Variable annuity	2,641,203	—	—	2,641,203
Variable universal life	325,745	—	—	325,745
Total assets measured at fair value on a recurring basis	$4,056,138	$18,393,094	$5,420,411	$27,869,643

Liabilities:
Annuity account balances (2)	$—	$—	$146,579	$146,579
Other liabilities (1)	255	12,231	4,894	17,380
Total liabilities measured at fair value on a recurring basis	$255	$12,231	$151,473	$163,959

(1) Includes certain freestanding and embedded derivatives

(2) Represents liabilities related to equity indexed annuities

The following table presents a reconciliation for the three months ended June 30, 2008, of the beginning and ending balances for fair value measurements for which we have used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available for sale
Mortgage-backed and asset-backed securities	$2,142,256	$—	$35,313	$(49,150)	$(11,934)	$2,116,485	$—
State, municipalities and political subdivisions	9,194	—	(266)	—	—	8,928	—
Public utilities	176,531	—	(4,799)	17,430	—	189,162	—
All other corporate bonds	2,314,833	—	(57,660)	164,998	1,990	2,424,161	—
Convertible bonds with warrants	38	—	1	—	—	39	—
Total fixed maturity securities - available for sale	4,642,852	—	(27,411)	133,278	(9,944)	4,738,775	—
Fixed maturity securities - trading	679,562	(14,293)	—	(18,329)	(111,724)	535,216	(12,761)
Total fixed maturity securities	5,322,414	(14,293)	(27,411)	114,949	(121,668)	5,273,991	(12,761)
Equity securities	568	—	1	51,541	(22)	52,088	—
Other long-term investments (1)	11,654	36,960	—	—	—	48,614	36,960
Short term investments	46,322	—	—	—	(604)	45,718	—
Total investments	5,380,958	22,667	(27,410)	166,490	(122,294)	5,420,411	24,199
Total assets measured at fair value on a recurring basis	$5,380,958	$22,667	$(27,410)	$166,490	$(122,294)	$5,420,411	$24,199

Liabilities:
Annuity account balances (2)	$146,017	$1,557	$—	$(2,119)	$—	$146,579	$1,557
Other liabilities (1)	15,178	10,284	—	—	—	4,894	10,284
Total liabilities measured at fair value on a recurring basis	$161,195	$11,841	$—	$(2,119)	$—	$151,473	$11,841

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

Certain changes have been made to the January 1, 2008 and March 31, 2008 balances in the tables above and below from the amounts reported in the previous quarter to make the amounts comparable to those of the current quarter. These changes had no effect on the Company’s consolidated condensed balance sheets or consolidated condensed statements of income and cash flows. The changes resulted in an increase to the amount of assets categorized as Level 3 by $314.3 million and $1.2 billion at January 1, 2008 and March 31, 2008, respectively, and a corresponding decrease that was predominantly to the amount of assets in Level 2. There were immaterial changes to the amount of liabilities categorized as Level 3 at January 1, 2008 and March 31, 2008.

The following table presents a reconciliation for the six months ended June 30, 2008, of the beginning and ending balances for fair value measurements for which we have used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available for sale
Mortgage-backed and asset-backed securities	$1,290,299	$—	$(153,684)	$848,484	$131,386	$2,116,485	$—
State, municipalities and political subdivisions	9,026	—	(98)	—	—	8,928	—
Public utilities	176,473	—	(4,589)	17,278	—	189,162	—
All other corporate bonds	2,244,353	—	(101,171)	278,989	1,990	2,424,161	—
Convertible bonds with warrants	227	—	(45)	(143)	—	39	—
Total fixed maturity securities - available for sale	3,720,378	—	(259,587)	1,144,608	133,376	4,738,775	—
Fixed maturity securities - trading	837,824	(23,867)	—	(169,874)	(108,867)	535,216	(22,278)
Total fixed maturity securities	4,558,202	(23,867)	(259,587)	974,734	24,509	5,273,991	(22,278)
Equity securities	657	—	(88)	51,541	(22)	52,088	—
Other long-term investments (1)	6,959	41,655	—	—	—	48,614	41,655
Short term investments	66,327	—	—	—	(20,609)	45,718	—
Total investments	4,632,145	17,788	(259,675)	1,026,275	3,878	5,420,411	19,377
Total assets measured at fair value on a recurring basis	$4,632,145	$17,788	$(259,675)	$1,026,275	$3,878	$5,420,411	$19,377

Liabilities:
Annuity account balances (2)	$143,634	$(169)	$—	$(2,776)	$—	$146,579	$(169)
Other liabilities (1)	37,270	32,376	—	—	—	4,894	32,376
Total liabilities measured at fair value on a recurring basis	$180,904	$32,207	$—	$(2,776)	$—	$151,473	$32,207

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

10.                               INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the first six months ended June 30, 2008.  The IRS has completed its examination of the Company's 2004 and 2005 federal income tax returns. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

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

We operate several business segments, each having a strategic focus.   An operating segment is generally distinguished by products and/or channels of distribution.  We periodically evaluate our operating segments in light of the segment reporting requirements prescribed by the Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and make adjustments to our segment reporting as needed.

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

Reinsurance Ceded

For approximately 10 years prior to mid-2005, we entered into reinsurance contracts in which we ceded a significant percentage, generally 90%, of our newly written business on a first dollar quota share basis. Our traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term (“YRT”) contracts. During this time, we utilized coinsurance on our traditional life business to lock in mortality costs at favorable rates, while reducing the amount of capital deployed and increasing overall returns. We continue to reinsure 90% of the mortality risk, but not the account values, on our newly written universal life insurance.

During recent years, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of our life insurance business.  We have also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in our traditional life business which is required to hold reserves pursuant to Regulation XXX.  In response to these challenges, in 2005 we reduced our overall reliance on reinsurance by changing from coinsurance to YRT reinsurance arrangements for newly issued traditional life products.  Additionally in 2005, for newly issued traditional life products, we increased, from $500,000 to $1,000,000, the amount of insurance we will retain on any one life. During 2008, we have increased our retention limit to $2,000,000 on certain of our traditional life products. These YRT arrangements are utilized to limit our exposure to large claims, and are not a significant factor in capital management or the overall profitability of the business.

In order to fund the additional statutory reserves required as a result of these changes in our reinsurance arrangements, we established a surplus notes facility under which we issued an aggregate of $800 million of non-recourse funding obligations through December 2007. In addition, during 2007, we established a surplus notes facility relative to our universal life products.  Under this facility, we issued $575 million of non-recourse funding obligations that will be used to fund statutory reserves required by the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), as clarified by Actuarial Guideline 38 (commonly known as “AXXX”). We have received regulatory approval to issue additional series of our floating rate surplus notes up to an aggregate of $675 million principal amount. Our maximum retention for newly issued universal life products is $1,000,000.

During 2006, immediately after the closing of our acquisition of the Chase Insurance Group, we entered into agreements with Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”) and Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, the “Wilton Re Group”), whereby CALIC reinsured 100% of the variable annuity business of the Chase Insurance Group and the Wilton Re Group reinsured approximately 42% of the other insurance business of the Chase Insurance Group.

EXECUTIVE SUMMARY

Operating earnings decreased $15.3 million for the first six months of 2008 compared to the first six months of 2007, primarily due to a reduction in investment income during 2008 related to our participating mortgage program of $10.2 million.

We experienced net realized losses of $79.2 million during the first six months of 2008, versus net realized gains of $28.0 million in the first six months of 2007. The 2008 losses were primarily the result of $80.0 million of other-than-temporary impairment charges related to residential mortgage-backed securities collateralized by Alt-A mortgages.  The decline in the estimated fair value of these securities resulted from factors including downgrades in rating, interest rate changes, and the current distressed credit markets. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.

The interest rate and credit environment continues to present a significant challenge. Historically low interest rates and market illiquidity continued to create challenges for our products that generate investment spread profits, such as fixed annuities and stable value contracts.  However, active management of crediting rates on these products allowed us to mitigate spread compression effects and strong sales allowed us to take advantage of wider credit spreads on investments.

Despite tightened capital market conditions, we were able to enter into an amended and restated credit agreement in April of 2008, which increased our access to short term capacity from $200 million to $500 million.  Additionally, during the six months ended June 30, 2008, we joined the Federal Home Loan Bank of Cincinnati (“FHLB”).  FHLB advances provide an attractive funding source for short-term borrowing and the sale of funding agreements.  As of June 30, 2008 we had $250 million of short-term advances and $375 million of funding agreement-related advances outstanding under the FHLB program.

Strong competitive pressures on pricing, particularly in our life insurance business, continued to present a challenge from a new sales perspective.  However, our continued focus on delivering value to consumers and broadening our base of distribution allowed for solid product sales during the quarter, as highlighted in our Annuities segment key indicators.  Additionally, as a result of current market conditions and to optimize profit emergence and returns on capital, we expect to place a greater strategic emphasis on universal life sales.

Current costs of reinsurance continue to present challenges from both a new product pricing and capital management perspective.  In response to these challenges, during 2005 we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products.  During the first six months of 2008, we increased our retention limit to $2,000,000 on certain newly written traditional life products.

Significant financial information related to each of our segments is included in Results of Operations.

KNOWN TRENDS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following known trends and uncertainties:

General

•                  exposure to the risks of natural disasters, pandemics, malicious and terrorist acts could adversely affect our operations;

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

•                  policy claims fluctuate from period to period resulting in earnings volatility;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates.  Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements.  A discussion of various critical accounting policies is presented below.  For a more complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

Evaluation of Other-Than-Temporary Impairments - One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized investment losses equal to the difference between the fair value and cost or amortized cost basis of the security.  The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yields.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments.  Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets.

For certain securitized financial assets with contractual cash flows including asset-backed securities (“ABS”), Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets (“EITF Issue No. 99-20”), requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.  In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors.  We generally consider a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures that we consider.  Based on our analysis, during the three months ended June 30, 2008, we concluded that approximately $80.0 million of pretax unrealized losses were other-than-temporarily impaired related to residential mortgage-backed securities collateralized by Alt-A mortgages, resulting in a charge to net realized investment losses.

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

The balance of the reinsurance is due from a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, could have a material adverse effect on our results of operations and financial condition.  As of June 30, 2008 our third-party reinsurance receivables amounted to $5.1 billion.  These amounts include ceded reserve balances and ceded benefit payments.

We account for reinsurance as required by FASB Statement No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts (“SFAS No. 113”).  In addition to SFAS No. 113, we rely on FASB Statement No. 60 Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) and FASB Statement No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”) as applicable. In accordance with those pronouncements, costs for reinsurance are amortized as a level percentage of premiums for SFAS No. 60 products and a level percentage of estimated gross profits for SFAS No. 97 products. Accordingly, ceded reserve and deferred acquisition cost balances are established using methodologies consistent with those used in establishing direct policyholder reserves and deferred acquisition costs.  Establishing these balances requires the use of various assumptions including investment returns, mortality, persistency, and expenses.  The assumptions made for establishing ceded reserves and ceded deferred acquisition costs are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.  Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements.  For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements).  We do not anticipate any changes to these rates, and therefore, have assumed continuation of these non-guaranteed rates.  To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For products subject to SFAS No. 60, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For products subject to SFAS No. 97, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed.  When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. For the three years ending December 31, 2007, there were no changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances under SFAS No. 97.

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

The following table presents a summary of results and reconciles segment operating income to consolidated net income:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Segment Operating Income
Life Marketing	$37,021	$36,184	2.3%	$82,808	$84,399	(1.9)%
Acquisitions	34,514	30,814	12.0	68,090	63,063	8.0
Annuities	8,622	6,205	39.0	10,364	11,355	(8.7)
Stable Value Products	17,545	12,355	42.0	33,761	24,541	37.6
Asset Protection	3,205	6,845	(53.2)	10,779	14,074	(23.4)
Corporate and Other	(12,536)	(184)	n/m	(22,981)	668	n/m
Total segment operating income	88,371	92,219	(4.2)	182,821	198,100	(7.7)
Realized investment gains (losses) - investments(1)	(112,585)	(72,404)		(141,704)	(63,506)
Realized investment gains (losses) - derivatives(2)	56,321	84,681		69,950	80,835
Income tax expense	(10,560)	(37,510)		(38,320)	(76,373)
Net income	$21,547	$66,986	(67.8)	$72,747	$139,056	(47.7)

(1) Realized investment gains (losses) - investments	$(113,080)	$(67,867)	$(141,125)	$(54,623)
Less: participating income from real estate ventures	—	3,707	—	6,857
Less: related amortization of DAC	(495)	830	579	2,026
	$(112,585)	$(72,404)	$(141,704)	$(63,506)

(2) Realized investment gains (losses) - derivatives	$54,562	$86,014	$61,964	$82,582
Less: settlements on certain interest rate swaps	91	(18)	104	142
Less: derivative activity related to certain annuities	(1,850)	1,351	(8,090)	1,605
	$56,321	$84,681	$69,950	$80,835

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Net income for the three months ended June 30, 2008 reflects a $3.8 million, or 4.2%, decrease in segment operating income. The decrease was primarily related to a $12.4 million decrease in operating earnings in the Corporate and Other segment and a $3.6 million decrease in the Asset Protection segment.  These decreases were offset by a $5.2 million increase in operating earnings in the Stable Value segment, a $3.7 million increase in the Acquisitions segment and a $2.4 million increase in the Annuities segment.  Changes in fair value related to the Annuities segment increased operating earnings by $1.7 million for the three months ended June 30, 2008.

We experienced net realized losses of $58.5 million during the three months ended June 30, 2008, versus net realized gains of $18.1 million for the same period of 2007. The losses realized during the three months ended June 30, 2008 were caused primarily by $80.0 million of other-than-temporary impairment charges related to residential mortgage-backed securities collateralized by Alt-A mortgages.  These losses were partially offset by mark-to-market gains on various derivative instruments, including embedded derivatives related to reinsurance arrangements and interest rate futures.

•                  Life Marketing segment operating income was $37.0 million for the three months ended June 30, 2008, representing an increase of $0.8 million, or 2.3%, from the three months ended June 30, 2007.  The increase was primarily due to more favorable mortality results and lower operating expenses, which were substantially offset by lower investment income on universal life products due to the introduction of the AXXX securitization transaction in the third quarter of 2007 that transferred approximately $4 million per quarter of investment income to the Corporate and Other segment.

•                  Acquisitions segment operating income was $34.5 million and increased $3.7 million, or 12.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase was primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by the expected runoff of other acquired blocks of business.

•                  Annuities segment operating income was $8.6 million for the three months ended June 30, 2008, representing an increase of $2.4 million, or 39.0%, compared to the three months ended June 30, 2007.  The increase included $1.7 million of positive net fair value changes on the equity indexed annuity product and embedded derivatives associated with the variable annuity GMWB rider.  The remaining increase was primarily driven by the continued growth of the single premium deferred annuity (“SPDA”) line, which accounted for a $1.3 million increase in operating income.

•                  Stable Value Products segment operating income was $17.5 million and increased $5.2 million, or 42.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase resulted from a combination of higher average account balances and improved operating spreads.  Lower liability costs resulted from replacing several large high-coupon maturing contracts with attractively priced funding agreements.  As a result, the operating spread increased 30 basis points to 134 basis points during the three months ended June 30, 2008, compared to an operating spread of 104 basis points during the three months ended June 30, 2007.  We continually review our investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.

•                  Asset Protection segment operating income was $3.2 million, representing a decrease of $3.6 million, or 53.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Earnings from core product lines was $4.1 million, representing a decrease of $3.4 million, or 45.1%, for the three months ended June 30, 2008 compared to the same period in 2007. Within the segment’s core product lines, credit insurance earnings declined $0.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Service contract earnings declined $1.3 million, or 21.3%, for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to higher loss ratios in certain product lines and lower auto sales. Income from other products declined $1.9 million, or 163.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was primarily the result of a $0.9 million decrease in IPP earnings in 2008 due to the loss of a significant customer during the second quarter of 2007 and $0.9 million of lower earnings in the GAP line due to an increase in legal expenses in the second quarter of 2008.

•                  Corporate and Other segment operating income decreased $12.4 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due primarily to $3.4 million of lower participating income, $2.6 million of lower prepayment fee income in the securities and mortgage investment portfolios, and lower unallocated investment income (net of additional investments related to issuances of non-recourse funding obligations).

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Net income for the six months ended June 30, 2008 reflects a $15.3 million, or 7.7%, decrease in segment operating income. The decrease was primarily related to a $23.6 million decrease in operating earnings in the Corporate and Other segment and a $3.3 million decrease in the Asset Protection segment.  These decreases were partially offset by a $9.2 million increase in operating earnings in the Stable Value segment and a $5.0 million increase in the Acquisitions segment.  Changes in fair value related to the Annuities segment reduced operating earnings by $4.0 million in the first six months of 2008.  We experienced net realized losses of $79.2 million during the first six months of 2008, versus realized net gains of $28.0 million in the first six months of 2007. The losses realized during the six months ended June 30, 2008 were caused primarily by $80.0 million of other-than-temporary impairment charges related to residential mortgage-backed securities collateralized by Alt-A mortgages.

•                  Life Marketing segment operating income was $82.8 million for the six months ended June 30, 2008, representing a decrease of $1.6 million, or 1.9%, from the six months ended June 30, 2007.  The decrease was primarily due to lower investment income on universal life products due to the introduction of the

AXXX securitization transaction in the third quarter of 2007 that transferred approximately $4 million per quarter of investment income to the Corporate and Other segment and less favorable mortality partly offset by lower operating expenses.

•                  Acquisitions segment operating income was $68.1 million and increased $5.0 million, or 8.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by the expected runoff of the acquired blocks of business.

•                  Annuities segment operating income declined $1.0 million, or 8.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which included $4.0 million of negative net fair value changes on the equity indexed annuity product and on embedded derivatives associated with the variable annuity GMWB rider. Included in the mark-to-market adjustment is a SFAS No. 157 transition adjustment loss for the embedded derivative related to the variable annuity GMWB rider of $0.4 million before income taxes.  These items were partially offset by the continued growth of the SPDA line, which accounted for a $2.9 million increase in operating income.

•                  Stable Value Products segment operating income was $33.8 million and increased $9.2 million, or 37.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase in operating earnings resulted from a combination of higher average balances, higher asset yields and lower liability costs.  Lower liability costs were the result of replacing several large high-coupon maturing contracts with attractively priced funding agreements.

•                  Asset Protection segment operating income was $10.8 million, representing a decrease of $3.3 million, or 23.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Earnings from core product lines was $11.8 million, representing a decrease of $3.3 million, or 21.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Within the segment’s core product lines, credit insurance earnings increased $0.6 million, or 81.7%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase in credit insurance earnings resulted primarily from a $0.6 million gain related to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Service contract earnings declined $0.7 million, or 5.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The service contract line was unfavorably impacted by higher loss ratios in certain product lines and lower auto sales. Earnings in the other products line declined $3.2 million, or 103.8%, for the six months ended June 30, 2008 compared to the same period in 2007. The decline in other products related primarily to lower volume in the IPP line resulting from the loss of a significant customer during the second quarter of 2007 and lower GAP earnings due to an increase in legal expenses in the second quarter of 2008.

•                  Corporate and Other segment operating income declined $23.6 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due primarily to $10.2 million of lower participating mortgage income, $5.8 million of lower prepayment fee income in the securities and mortgage investment portfolios, and lower unallocated investment income (net of additional investments related to issuances of non-recourse funding obligations).

Life Marketing

Segment results of operations

Segment results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$377,807	$361,624	4.5%	$736,590	$707,309	4.1%
Reinsurance ceded	(255,739)	(239,702)	6.7	(463,604)	(447,316)	3.6
Net premiums and policy fees	122,068	121,922	0.1	272,986	259,993	5.0
Net investment income	86,913	81,724	6.3	171,705	162,286	5.8
Other income	536	275	94.9	860	561	53.3
Total operating revenues	209,517	203,921	2.7	445,551	422,840	5.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	161,861	152,147	6.4	339,639	301,476	12.7
Amortization of deferred policy acquisition costs	27,234	25,564	6.5	54,157	54,262	(0.2)
Other operating expenses	(16,599)	(9,974)	66.4	(31,053)	(17,297)	79.5
Total benefits and expenses	172,496	167,737	2.8	362,743	338,441	7.2
OPERATING INCOME	37,021	36,184	2.3	82,808	84,399	(1.9)
INCOME BEFORE INCOME TAX	$37,021	$36,184	2.3	$82,808	$84,399	(1.9)

The following table summarizes key data for the Life Marketing segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$26,881	$43,955	(38.8)%	$53,889	$77,447	(30.4)%
Universal life	12,581	18,515	(32.0)	27,244	32,712	(16.7)
Variable universal life	1,679	2,181	(23.0)	3,283	4,009	(18.1)
	$41,141	$64,651	(36.4)	$84,416	$114,168	(26.1)
Sales By Distribution Channel
Brokerage general agents	$23,545	$41,210	(42.9)	$47,941	$71,089	(32.6)
Independent agents	9,331	10,629	(12.2)	18,183	18,957	(4.1)
Stockbrokers / banks	7,307	9,452	(22.7)	15,754	17,945	(12.2)
BOLI / other	958	3,360	(71.5)	2,538	6,177	(58.9)
	$41,141	$64,651	(36.4)	$84,416	$114,168	(26.1)
Average Life Insurance In-force(1)
Traditional	$472,364,865	$425,847,790	10.9	$468,422,436	$418,070,072	12.0
Universal life	52,515,937	51,028,227	2.9	52,735,093	51,135,756	3.1
	$524,880,802	$476,876,017	10.1	$521,157,529	$469,205,828	11.1
Average Account Values
Universal life	$5,253,016	$4,927,779	6.6	$3,137,075	$4,904,775	(36.0)
Variable universal life	325,049	332,251	(2.2)	333,633	324,121	2.9
	$5,578,065	$5,260,030	6.0	$3,470,708	$5,228,896	(33.6)

Traditional Life Mortality Experience(2)	$(1,291)	$(2,949)		$919	$2,205
Universal Life Mortality Experience(2)	$531	$716		$763	$1,385

(1)	Amounts are not adjusted for reinsurance ceded.
(2)

Represents the estimated pretax earnings impact resulting from mortality variances. Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006 and excludes results related to the BOLI product line.

Operating expenses detail

Other operating expenses for the segment were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$49,739	$70,347	(29.3)%	$103,210	$128,852	(19.9)%
Renewal commissions	9,414	9,385	0.3	18,565	18,104	2.5
First year ceding allowances	(5,047)	(4,829)	4.5	(10,576)	(8,844)	19.6
Renewal ceding allowances	(59,302)	(58,847)	0.8	(113,436)	(112,595)	0.7
General & administrative	40,312	47,685	(15.5)	80,682	92,827	(13.1)
Taxes, licenses and fees	7,669	8,277	(7.3)	14,732	16,173	(8.9)
Other operating expenses incurred	42,785	72,018	(40.6)	93,177	134,517	(30.7)
Less commissions, allowances & expenses capitalized	(59,363)	(82,023)	(27.6)	(124,230)	(152,154)	(18.4)
Other operating expenses	(16,578)	(10,005)	65.7	(31,053)	(17,637)	76.1
Marketing Companies:
Other operating expenses	(21)	31	(167.7)	—	340	(100.0)
Other operating expenses	(21)	31	(167.7)	—	340	(100.0)
Other operating expenses	$(16,599)	$(9,974)	66.4	$(31,053)	$(17,297)	79.5

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Segment operating income

Operating income was $37.0 million for the three months ended June 30, 2008, representing an increase of $0.8 million, or 2.3%, from the three months ended June 30, 2007.  The increase was primarily due to more favorable mortality results and lower operating expenses, which were substantially offset by lower investment income on universal life products due to the introduction of the AXXX securitization transaction in the third quarter of 2007 that transferred approximately $4 million per quarter of investment income to the Corporate and Other segment.

Operating revenues

Total revenues for the three months ended June 30, 2008 increased $5.6 million, or 2.7%, compared to the three months ended June 30, 2007. This increase was the result of higher investment income due to increases in in-force volume and higher overall yields.  Investment income increased in spite of the approximately $4 million per quarter reduction of investment income related to the AXXX securitization transaction.

Net premiums and policy fees

Net premiums and policy fees increased by $0.1 million, or 0.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, due to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later).  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  Our maximum retention level for newly issued universal life products is generally $1,000,000.  During 2008, we increased our retention limit to $2,000,000 on certain of our traditional life products.

Net investment income

Net investment income in the segment increased $5.2 million, or 6.3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase reflects the growth of the segment assets caused by growth related to traditional and universal life products, partially offset by a decrease due to the funding of statutory reserves required by Regulation XXX, as clarified by AXXX.  Our AXXX securitization transaction on universal life products was effective in the third quarter of 2007.  See the Recent Developments section for additional information concerning AXXX requirements.

Other income

Other income increased $0.3 million, or 94.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase relates primarily to increases in variable universal life product fees.

Benefits and settlement expenses

Benefits and settlement expenses were $9.7 million, or 6.4%, higher for the three months ended June 30, 2008 than for the three months ended June 30, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact on earnings for the three months ended June 30, 2008 related to traditional and universal life products was an unfavorable $0.8 million, which was approximately $1.5 million more favorable than the estimated mortality impact on earnings for the three months ended June 30, 2007.

Amortization of DAC

DAC amortization increased $1.7 million, or 6.5%, for the three months ended June 30, 2008 compared to the three months ending June 30, 2007. Increases in amortization due to growth in the traditional block were offset by decreases in universal life and BOLI amortization, mainly due to more favorable retrospective DAC unlocking in 2008, as compared to the same period in 2007.

Other operating expenses

Other operating expenses decreased $6.6 million, or 66.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This decrease related primarily to reduced administrative expenses in our insurance operations.

Sales

Sales for the segment decreased $23.5 million, or 36.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a decrease in traditional product sales. Lower sales levels of traditional products are primarily the result of pricing changes implemented on certain of our products at the beginning of 2008. Universal life sales declined $5.9 million, or 32.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to competitive pressures in the brokerage general agent, independent general agent and stockbroker channels. In addition, BOLI sales are subject to significant fluctuation and were $2.4 million lower in the quarter ending June 30, 2008 compared to the quarter ending June 30, 2007.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Segment operating income

Operating income was $82.8 million for the six months ended June 30, 2008, representing a decrease of $1.6 million, or 1.9%, from the six months ended June 30, 2007.  The decrease was primarily due to lower investment income on universal life products due to the introduction of the AXXX securitization transaction in the third quarter of 2007 that transferred approximately $4 million per quarter of investment income to the Corporate and Other segment and less favorable mortality partly offset by more favorable expenses.

Operating revenues

Total revenues for the six months ended June 30, 2008 increased $22.7 million, or 5.4%, compared to the six months ended June 30, 2007.  This increase was the result of growth of life insurance in-force and growth in our traditional block leading to higher net premiums and policy fees and higher investment income due to increases in in-force volume and higher yields.  Investment income increased in spite of the approximately $4 million per quarter reduction of investment income related to the AXXX securitization transaction.

Net premiums and policy fees

Net premiums and policy fees increased by $13.0 million, or 5.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due in part to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.

Net investment income

Net investment income in the segment increased $9.4 million, or 5.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase reflects the growth of the segment assets caused by growth related to traditional and universal life products, partly offset by a decrease due to the previously mentioned funding of statutory reserves required by Regulation XXX.

Other income

Other income increased $0.3 million, or 53.3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase relates primarily to increases in variable universal life product fees.

Benefits and settlement expenses

Benefits and settlement expenses increased $38.2 million, or 12.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. The estimated mortality impact on earnings for the six months ended June 30, 2008 related to traditional and universal life products was a favorable $1.7 million, which was approximately $1.9 million less favorable than the estimated mortality impact on earnings for the six months ended June 30, 2007.

Amortization of DAC

DAC amortization decreased $0.1 million, or 0.2%, for the six months ended June 30, 2008 compared to the six months ending June 30, 2007. Increases in amortization due to growth in the traditional block were offset by decreases in universal life and BOLI amortization, mainly due to more favorable retrospective DAC unlocking in 2008, as compared to the same period in 2007.

Other operating expenses

Other operating expenses decreased $13.8 million, or 79.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This decrease primarily resulted from lower administrative expenses.

Sales

Sales for the segment decreased $29.8 million, or 26.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a decrease in traditional product sales. Lower sales levels of traditional products are primarily the result of pricing changes implemented on certain of our products at the beginning of 2008.  Universal life sales declined $5.5 million, or 16.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to competitive pressures in the brokerage general agent, independent general agent and stockbroker channels. In addition, BOLI sales are subject to significant fluctuation and were $3.6 million lower in the quarter ending June 30, 2008 compared to the quarter ending June 30, 2007.

Reinsurance

Currently, the Life Marketing segment reinsures significant amounts of its life insurance in-force.  Pursuant to the underlying reinsurance contracts, reinsurers pay allowances to the segment as a percentage of both first year and renewal premiums.  Reinsurance allowances represent the amount the reinsurer is willing to pay for reimbursement of acquisition costs incurred by the direct writer of the business.  A portion of reinsurance allowances received is deferred as part of DAC and a portion is recognized immediately as a reduction of other operating expenses. As the non-deferred portion of allowances reduces operating expenses in the period received, these amounts represent a net increase to operating income during that period.

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”) is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS No. 97 DAC amortization.  Deferred reinsurance allowances on FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) policies are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force.  Thus, deferred reinsurance allowances on SFAS No. 60 policies impact SFAS No. 60 DAC amortization.  A more detailed discussion of the accounting for reinsurance allowances can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(255,739)	$(239,702)	$(463,604)	$(447,316)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(283,811)	(263,092)	(524,754)	(459,143)
Amortization of deferred policy acquisition costs	(11,720)	(17,891)	(20,098)	(35,692)
Other operating expenses	(37,223)	(34,701)	(70,870)	(66,627)
Total benefits and expenses	(332,754)	(315,684)	(615,722)	(561,462)

NET IMPACT OF REINSURANCE (2)	$77,015	$75,982	$152,118	$114,146

Allowances received	$(64,349)	$(63,675)	$(124,012)	$(121,438)
Less: Amount deferred	27,126	28,974	53,142	54,811
Allowances recognized
(ceded other operating expenses) (1)	$(37,223)	$(34,701)	$(70,870)	$(66,627)

(1)    Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

(2)    Assumes no investment income on reinsurance.  Foregone investment income would substantially reduce the favorable impact of reinsurance. The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 85% to 95%.

The table above does not reflect the impact of reinsurance on our net investment income.  By ceding business to the assuming companies, we forgo investment income on the reserves ceded.  Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on the business we cede.  The net investment income impact to us and the assuming companies has not been quantified.  The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 85% to 95%.  The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, 90% of the segment’s traditional premiums were ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term premiums are ceded due to our change in reinsurance strategy on traditional business discussed previously. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given year may fluctuate due to variations in mortality and unlocking of balances under SFAS No. 97.

Premiums and policy fees ceded had been rising over a number of years with increases in our in-force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in our traditional life product lines. Instead of generally ceding 90% of premiums on new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million).

This had the effect of reducing reinsurance on new policies issued. The increase in ceded premiums above for the three and six months ended June 30, 2008 compared to the same periods in 2007, was caused primarily by growth in ceded universal life premiums and policy fees of $10.8 million and $20.3 million, respectively.

Ceded benefits and settlement expenses increased for the first six months of 2008 compared to the first six months of 2007 primarily due to higher death benefits ceded. Term ceded benefits increased $13.8 million for the three months ending June 30, 2008 compared to the three months ending June 30, 2007 and $29.2 million for the six months ending June 30, 2008 compared to the six months ending June 30, 2007 as higher death benefits ceded more than offset decreases in reserve changes ceded. Universal life ceded benefits increased $5.7 million for the three months ending June 30, 2008 compared to the three months ending June 30, 2007 and $36.5 million for the six months ending June 30, 2008 compared to the six months ending June 30, 2007 due to higher first quarter 2008 claims and higher change in ceded reserves associated with growth in the business throughout the year. Second quarter 2008 ceded universal life claims were lower than second quarter 2007 ceded universal life claims. Ceded universal life claims were $17.3 million higher for the six months ending June 30, 2008 compared to the six months ending June 30, 2007. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment’s overall variations in death benefits incurred.

Ceded amortization of deferred policy acquisitions costs decreased in 2008 compared to 2007 primarily due to unlocking in the universal life line which was substantially offset by unlocking in direct deferred acquisition costs. Ceded amortization will fluctuate over time largely as a function of changes to assumptions or fluctuations in results on direct deferred policy acquisition costs.

Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received in 2008 increased from 2007 as increases associated with growth in the universal life line more than offset decreases associated with the change in our term life reinsurance strategy from 90% first dollar quota share coinsurance to use of yearly renewable term reinsurance on amounts in excess of $1,000,000. Term allowances have decreased since mid-2005 as new YRT reinsurance replaces the 90% coinsured business.

Acquisitions

Segment results of operations

Segment results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$193,516	$214,465	(9.8)%	$385,008	$408,946	(5.9)%
Reinsurance ceded	(125,079)	(137,371)	(8.9)	(240,842)	(255,612)	(5.8)
Net premiums and policy fees	68,437	77,094	(11.2)	144,166	153,334	(6.0)
Net investment income	134,482	145,263	(7.4)	270,695	294,249	(8.0)
Other income	1,847	2,525	(26.9)	3,268	4,773	(31.5)
Total operating revenues	204,766	224,882	(8.9)	418,129	452,356	(7.6)
Realized gains (losses) - investments	(50,323)	(69,216)		(86,641)	(61,283)
Realized gains (losses) - derivatives	46,499	71,782		75,089	68,079
Total revenues	200,942	227,448		406,577	459,152
BENEFITS AND EXPENSES
Benefits and settlement expenses	142,801	158,284	(9.8)	297,221	320,188	(7.2)
Amortization of deferred policy acquisition costs and value of business acquired	20,512	19,200	6.8	39,014	39,148	(0.3)
Other operating expenses	6,939	16,584	(58.2)	13,804	29,957	(53.9)
Operating benefits and expenses	170,252	194,068	(12.3)	350,039	389,293	(10.1)
Amortization of DAC / VOBA related to realized gains (losses) - investments	(535)	777		559	1,383
Total benefits and expenses	169,717	194,845	(12.9)	350,598	390,676	(10.3)
INCOME BEFORE INCOME TAX	31,225	32,603	(4.2)	55,979	68,476	(18.3)
Less: realized gains (losses)	(3,824)	2,566		(11,552)	6,796
Less: related amortization of DAC	535	(777)		(559)	(1,383)
OPERATING INCOME	$34,514	$30,814	12.0	$68,090	$63,063	8.0

The following table summarizes key data for the Acquisitions segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$213,300,425	$227,101,220	(6.1)%	$214,263,619	$228,343,004	(6.2)%
Universal life	30,360,961	32,052,947	(5.3)	30,597,436	32,258,739	(5.1)
	$243,661,386	$259,154,167	(6.0)	$244,861,055	$260,601,743	(6.0)
Average Account Values
Universal life	$2,958,583	$3,001,495	(1.4)	$2,967,501	$3,014,433	(1.6)
Fixed annuity(2)	4,516,192	5,354,811	(15.7)	4,603,164	5,401,199	(14.8)
Variable annuity	181,698	199,898	(9.1)	187,941	197,513	(4.8)
	$7,656,473	$8,556,204	(10.5)	$7,758,606	$8,613,145	(9.9)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	6.06%	6.19%		6.03%	6.27%
Interest credited to policyholders	4.14	4.07		4.11	4.10
Interest spread	1.92%	2.12%		1.92%	2.17%

Mortality Experience(3)	$1,394	$389		$1,246	$46

(1)    Amounts are not adjusted for reinsurance ceded.

(2)    Includes general account balances held within variable annuity products and is net of reinsurance ceded.

(3)    Represents the estimated pretax earnings impact resulting from mortality variance to pricing.  Excludes results related to the Chase Insurance Group which was acquired in the third quarter of 2006.

(4)    Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.33% and 6.31% for the three and six months ended June 30, 2008, respectively, compared to 6.24% and 6.23% for the same periods in 2007, respectively.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Segment operating income

Operating income increased $3.7 million, or 12.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by the expected runoff of other acquired blocks of business.

Revenues

Net premiums and policy fees decreased $8.7 million, or 11.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the runoff of the acquired blocks.  Investment income decreased $10.8 million, or 7.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $25.1 million, or 12.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The decrease related primarily to the runoff of the acquired blocks, fluctuations in mortality, and lower operating expenses.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Segment operating income

Operating income increased $5.0 million, or 8.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by the expected runoff of the acquired blocks of business.

Revenues

Net premiums and policy fees decreased $9.2 million, or 6.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the runoff of the acquired blocks. Investment income decreased $23.6 million, or 8.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to the runoff of the remaining acquired closed blocks and a decline in annuity account values in the Chase Insurance block.

Benefits and expenses

Total benefits and expenses decreased $40.1 million, or 10.3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The decrease related primarily to the runoff of the acquired closed blocks, fluctuations in mortality, and lower operating expenses.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force.  The cost of reinsurance to the segment is reflected in the chart shown below.  A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(125,079)	$(137,371)	$(240,842)	$(255,612)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(95,249)	(65,009)	(204,513)	(240,127)
Amortization of deferred policy acquisition costs	(8,330)	(1,935)	(15,914)	(3,438)
Other operating expenses	(17,471)	(26,007)	(34,865)	(51,565)
Total benefits and expenses	(121,050)	(92,951)	(255,292)	(295,130)

NET IMPACT OF REINSURANCE	$(4,029)	$(44,420)	$14,450	$39,518

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

The net impact of reinsurance decreased $40.4 million, or 90.9%, and $25.1 million, or 63.4%, for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily as a result of fluctuations in ceded claims volume on the Chase Insurance Group block of business.

Annuities

Segment results of operations

Segment results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$8,449	$8,633	(2.1)%	$16,640	$16,895	(1.5)%
Reinsurance ceded	—	—		—	—
Net premiums and policy fees	8,449	8,633	(2.1)	16,640	16,895	(1.5)
Net investment income	84,995	64,875	31.0	162,267	125,725	29.1
Realized gains (losses) - derivatives	(1,850)	1,351		(8,090)	1,605
Other income	2,675	2,307	16.0	5,125	4,542	12.8
Total operating revenues	94,269	77,166	22.2	175,942	148,767	18.3
Realized gains (losses) - investments	1,095	53		1,115	1,717
Total revenues	95,364	77,219		177,057	150,484
BENEFITS AND EXPENSES
Benefits and settlement expenses	71,842	56,101	28.1	139,258	112,050	24.3
Amortization of deferred policy acquisition costs and value of business acquired	7,199	9,856	(27.0)	13,120	14,394	(8.9)
Other operating expenses	6,606	5,004	32.0	13,200	10,968	20.4
Operating benefits and expenses	85,647	70,961	20.7	165,578	137,412	20.5
Amortization of DAC / VOBA related to realized gains (losses) - investments	40	53		20	643
Total benefits and expenses	85,687	71,014	20.7	165,598	138,055	20.0
INCOME BEFORE INCOME TAX	9,677	6,205	56.0	11,459	12,429	(7.8)
Less: realized gains (losses)	1,095	53		1,115	1,717
Less: related amortization of DAC	(40)	(53)		(20)	(643)
OPERATING INCOME	$8,622	$6,205	39.0	$10,364	$11,355	(8.7)

The following table summarizes key data for the Annuities segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$436,788	$305,554	42.9%	$956,036	$541,745	76.5%
Variable annuity	115,448	123,263	(6.3)	208,240	202,245	3.0
	$552,236	$428,817	28.8	$1,164,276	$743,990	56.5
Average Account Values
Fixed annuity(1)	$5,485,382	$4,249,579	29.1	$5,274,717	$4,142,530	27.3
Variable annuity	2,582,909	2,704,860	(4.5)	2,574,947	2,642,535	(2.6)
	$8,068,291	$6,954,439	16.0	$7,849,664	$6,785,065	15.7
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.14%	6.01%		6.10%	5.97%
Interest credited to policyholders	5.03	5.27		5.00	5.25
Interest spread	1.11%	0.74%		1.10%	0.72%

				As of
				June 30,
				2008	2007	Change
GMDB - Net amount at risk(3)				$275,062	$81,748	236.5%
GMDB - Reserves				—	3,308	n/m
S&P 500® Index				1,280	1,503	(14.8)

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Segment operating income

Operating income increased $2.4 million, or 39.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which included $1.7 million of positive net fair value changes on the equity indexed annuity product and on embedded derivatives associated with the variable annuity GMWB rider.  The remaining increase was primarily driven by the continued growth of the single premium deferred annuity (“SPDA”) line, which accounted for a $1.3 million increase in earnings.

Operating revenues

Segment operating revenues increased $17.1 million, or 22.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to an increase in net investment income.  Average account balances grew 16.0% in the three months ended June 30, 2008, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in the three months ended June 30, 2008 by losses on derivatives.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and expenses

Operating benefits and expenses increased $14.7 million, or 20.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This increase was primarily the result of higher credited interest and unfavorable mortality fluctuations.  Mortality was unfavorable by $6.3 million in the three months ended June 30, 2008 compared to unfavorable mortality of $2.7 million in the three months ended June 30, 2007, an unfavorable change of $3.6 million.  The unfavorable mortality variances primarily relate to sales of large single premium immediate annuity (“SPIA”) cases.  Because this SPIA block has not reached a critical size relative to the total amount of annuities in-force, volatility in mortality results is expected.

Amortization of DAC

The decrease in DAC amortization (not related to realized capital gains and losses) for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was primarily due to the adoption of SFAS No. 157, as this standard replaced the DAC component with the fair value calculation for the equity indexed annuity product.  DAC amortization also decreased significantly on the variable annuity line due to fair value losses, but was offset by higher DAC amortization in other annuity lines of business. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking.”  Retrospective DAC unlocking in the market value adjusted annuity line, although favorable in the three months ended June 30, 2008, was not as favorable as retrospective unlocking in the three months ended June 30, 2007.  For the three months ended June 30, 2008, DAC amortization for the Annuities segment was reduced by $0.6 million due to favorable retrospective DAC unlocking in the market value adjusted annuity line.  Favorable retrospective DAC unlocking of $0.3 million was recorded by the segment during the three months ended June 30, 2007.

Sales

Total sales increased $123.4 million, or 28.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Sales of fixed annuities increased $131.2 million, or 42.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase in fixed annuity sales was primarily due to strong sales in the single premium deferred annuity and market value adjusted annuity products, as well as our continued efforts to increase wholesale distribution.  The continuation of new annuity sales through the Chase distribution system contributed $185.5 million in fixed annuity sales in the three months ended June 30, 2008 compared to $114.3 million for the three months ended June 30, 2007.  Sales of variable annuities decreased $7.8 million, or 6.3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  A general decline in the equity markets has increased the net amount at risk with respect to guaranteed minimum death benefits as of June 30, 2008 compared to June 30, 2007.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Segment operating income

Operating income declined $1.0 million, or 8.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which included $4.0 million of negative fair value changes on the equity indexed annuity product and on embedded derivatives associated with the variable annuity GMWB rider.  Included in the mark-to-market adjustment is a SFAS No. 157 transition adjustment loss for the embedded derivative related to the variable annuity GMWB rider of $0.4 million before income taxes.  These items were partially offset by the continued growth of the SPDA line, which accounted for a $2.9 million increase in operating income.

Operating revenues

Segment operating revenues increased $27.2 million, or 18.3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to an increase in net investment income.  Average account balances grew 15.7% for the six months ended June 30, 2008, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced in the first six months of 2008 by losses on derivatives.

Benefits and expenses

Operating benefits and expenses increased $28.2 million, or 20.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  This increase was primarily the result of higher credited interest and unfavorable mortality fluctuations.  Mortality was unfavorable by $11.1 million for the six months ended June 30, 2008 compared to unfavorable mortality of $5.1 million for the six months ended June 30, 2007, an unfavorable change of $6.0 million.  The unfavorable mortality variances primarily relate to sales of large SPIA cases previously mentioned.

Amortization of DAC

The decrease in DAC amortization (not related to realized capital gains and losses) for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due to the adoption of SFAS No. 157, as this standard replaced the DAC component with the fair value calculation for the equity indexed annuity product.  DAC amortization also decreased significantly on the variable annuity line due to fair value losses, but was offset by higher DAC amortization in other annuity lines of business. Retrospective DAC unlocking in the market value adjusted annuity line, although favorable for the six months ended June 30, 2008, was not as favorable as retrospective unlocking for the six months ended June 30, 2007.  For the six months ended June 30, 2008, DAC amortization for the Annuities segment was reduced by $0.9 million due to favorable retrospective DAC unlocking in the market value adjusted annuity line.  Favorable retrospective DAC unlocking of $1.5 million was recorded by the segment for the six months ended June 30, 2007.

Sales

Total sales increased $420.3 million, or 56.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Sales of fixed annuities increased $414.3 million, or 76.5%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase in fixed annuity sales was primarily due to strong sales in the single premium immediate annuity, single premium deferred annuity, and market value adjusted annuity products, as well as our continued efforts to increase wholesale distribution.  The continuation of new annuity sales through the Chase distribution system contributed $267.4 million in fixed annuity sales for the six months ended June 30, 2008 compared to $184.2 million for six months ended June 30, 2007.  Sales of variable annuities increased $6.0 million, or 3.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Stable Value Products

Segment results of operations

Segment results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$77,747	$71,478	8.8%	$156,108	$150,579	3.7%
Realized gains (losses)	1,823	(583)		7,256	842
Total revenues	79,570	70,895		163,364	151,421
BENEFITS AND EXPENSES
Benefits and settlement expenses	57,485	57,097	0.7	117,414	121,816	(3.6)
Amortization of deferred policy acquisition costs	1,095	987	10.9	2,162	2,155	0.3
Other operating expenses	1,622	1,039	56.1	2,771	2,067	34.1
Total benefits and expenses	60,202	59,123	1.8	122,347	126,038	(2.9)
INCOME BEFORE INCOME TAX	19,368	11,772	64.5	41,017	25,383	61.6
Less: realized gains (losses)	1,823	(583)		7,256	842
OPERATING INCOME	$17,545	$12,355	42.0	$33,761	$24,541	37.6

The following table summarizes key data for the Stable Value Products segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales
GIC	$11,113	$75,000	(85.2)%	$85,345	$77,500	10.1%
GFA - Direct Institutional	425,000	—	n/m	425,000	—	n/m
GFA - Registered Notes - Institutional	—	50,000	n/m	450,000	50,000	n/m
GFA - Registered Notes - Retail	151,725	10,014	n/m	265,129	23,134	n/m
	$587,838	$135,014	335.4	$1,225,474	$150,634	713.5

Average Account Values	$5,139,017	$4,780,565		$5,139,290	$5,119,688

Operating Spread
Net investment income yield	5.94%	5.99%		6.02%	5.97%
Interest credited	4.39	4.78		4.53	4.83
Operating expenses	0.21	0.17		0.19	0.17
Operating spread	1.34%	1.04%		1.30%	0.97%

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Segment operating income

Operating income increased $5.2 million, or 42.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase in operating earnings resulted from a combination of higher average balances and lower liability costs.  Lower liability costs resulted from replacing several large high-coupon maturing contracts with attractively priced funding agreements.  As a result, the operating spread increased 30 basis points to 134 basis points during the three months ended June 30, 2008, compared to an operating spread of 104 basis points during the three months ended June 30, 2007.  We continually review our investment portfolio for opportunities to increase the net investment income yield in an effort to maintain or increase interest spread.

Sales

Total sales increased $452.8 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase was primarily due to our re-entry into the institutional funding agreement market.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Segment operating income

Operating income increased $9.2 million, or 37.6%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase in operating earnings resulted from a combination of higher average balances, higher asset yields and lower liability costs.  Lower liability costs were the result of replacing several large high-coupon maturing contracts with attractively priced funding agreements.

Sales

Total sales increased $1.1 billion, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase was primarily due to our re-entry into the institutional funding agreement market.

Asset Protection

Segment results of operations

Segment results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$87,800	$98,096	(10.5)%	$180,094	$197,967	(9.0)%
Reinsurance ceded	(39,294)	(44,619)	(11.9)	(82,967)	(87,844)	(5.6)
Net premiums and policy fees	48,506	53,477	(9.3)	97,127	110,123	(11.8)
Net investment income	8,411	8,366	0.5	17,012	16,440	3.5
Other income	15,623	17,019	(8.2)	29,951	32,166	(6.9)
Total operating revenues	72,540	78,862	(8.0)	144,090	158,729	(9.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	23,883	22,773	4.9	45,517	45,955	(1.0)
Amortization of deferred policy acquisition costs	8,420	13,879	(39.3)	15,655	25,999	(39.8)
Other operating expenses	37,032	35,365	4.7	72,139	72,701	(0.8)
Total benefits and expenses	69,335	72,017	(3.7)	133,311	144,655	(7.8)
INCOME BEFORE INCOME TAX	3,205	6,845	(53.2)	10,779	14,074	(23.4)
OPERATING INCOME	$3,205	$6,845	(53.2)	$10,779	$14,074	(23.4)

The following table summarizes key data for the Asset Protection segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Sales
Credit insurance	$18,381	$31,579	(41.8)%	$41,171	$59,661	(31.0)%
Service contracts	76,323	76,154	0.2	143,902	146,004	(1.4)
Other products	19,055	35,796	(46.8)	35,317	73,826	(52.2)
	$113,759	$143,529	(20.7)	$220,390	$279,491	(21.1)
Loss Ratios (1)
Credit insurance	37.1%	30.3%		36.3%	32.4%
Service contracts	49.0	69.0		47.5	65.6
Other products	76.2	32.7		62.0	31.3

(1) Incurred claims as a percentage of earned premiums

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Segment operating income

Operating income was $3.2 million, representing a decrease of $3.6 million, or 53.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Earnings from core product lines was $4.1 million, representing a decrease of $3.4 million, or 45.1%, for the three months ended June 30, 2008 compared to the same period in 2007. Within the segment’s core product lines, credit insurance earnings declined $0.2 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Service contract earnings declined $1.3 million, or 21.3%, for the three months ended June 30, 2008 compared to the same period in 2007, primarily due to higher loss ratios in certain product lines and lower auto sales. Income from other products declined $1.9 million, or 163.0%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was primarily the result of a $0.9 million decrease in IPP earnings in 2008 due to the loss of a significant customer during the second quarter of 2007 and $0.9 million of lower earnings in the GAP line due to an increase in legal expenses in the second quarter of 2008.

Net premiums and policy fees

Net premiums and policy fees decreased $5.0 million, or 9.3%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Credit insurance earned premiums decreased $8.2 million, or 53.9%, due to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Net premiums in the service contract line increased $4.0 million, or 11.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to an increase in in-force business. Within the other product lines, net premiums decreased $0.8 million, or 17.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to the decline in the IPP line.

Other income

Other income decreased $1.4 million, or 8.2%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a decline in GAP and service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.1 million, or 4.9%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Credit insurance claims for the three months ended June 30, 2008 compared to the prior year decreased $2.0 million, or 43.5%, primarily as a result of a $1.5 million decrease related to the sale of a small insurance subsidiary and its related operations. Service contract claims increased $2.3 million, or 14.2%, due to higher loss ratios in certain product lines and an increase in in-force business. Other products claims increased $0.8 million, or 41.7%, primarily attributable to higher GAP claims.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $5.5 million, or 39.3%, lower for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, mainly due to lower premium in the credit insurance lines and a $2.6 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first three months of 2008. Other operating expenses increased $1.7 million, or 4.7%, for the three months ended June 30, 2008, primarily due to higher legal expenses related to the credit insurance and GAP lines compared to the three months ended June 30, 2007.

 Sales

Total segment sales decreased $29.8 million, or 20.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in credit insurance sales was primarily due to the sale of a small insurance subsidiary and its related operations in the first quarter of 2008 and the decline in auto sales. The decline in the other products line is primarily the result of lower GAP sales, mainly due to price increases, tighter underwriting controls, and lower auto sales.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Segment operating income

Operating income was $10.8 million, representing a decrease of $3.3 million, or 23.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Earnings from core product lines was $11.8 million, representing a decrease of $3.3 million, or 21.7%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Within the segment’s core product lines, credit insurance earnings increased $0.6 million, or 81.7%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase in credit insurance earnings resulted primarily from a $0.6 million gain related to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Service contract earnings declined $0.7 million, or 5.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The service contract line was unfavorably impacted by higher loss ratios in certain product lines and lower auto sales. Earnings in the other products line declined $3.2 million, or 103.8%, for the six months ended June 30, 2008 compared to the same period in 2007. The decline in other products related primarily to lower volume in the IPP line resulting from the loss of a significant customer during the second quarter of 2007 and lower GAP earnings due to an increase in legal expenses in the second quarter of 2008.

Net premiums and policy fees

Net premiums and policy fees decreased $13.0 million, or 11.8%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Credit insurance earned premiums decreased $15.5 million, or 51.1%, due to the sale of a small insurance subsidiary during the first quarter of 2008. Net premiums in the service contract line increased $5.7 million, or 8.3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily the result of an increase in in-force business. Within the other product lines, net premiums decreased $3.1 million, or 30.3%, for the six months ended June 30, 2008 compared to the same period in 2007, primarily due to the decline in the IPP line.

Other income

Other income decreased $2.2 million, or 6.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to a decline in GAP and service contract volume.

Benefits and settlement expenses

Benefits and settlement expenses decreased $0.4 million, or 1.0%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The credit insurance and related claims for the six months ended June 30, 2008 compared to the prior year decreased $4.5 million, or 45.5%, as a result of lower volume and a $2.1 million decrease related to the sale of a small insurance subsidiary and its related operations in the first quarter of 2008. Service contract claims increased $3.6 million, or 11.1%, due to higher loss ratios in certain product lines and an increase in in-force business. Other products claims increased $0.5 million, or 12.8%, primarily attributable to higher GAP claims.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $10.3 million, or 39.8%, lower for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to lower premium in the credit insurance products and a $5.6 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Other operating expenses decreased $0.6 million, or 0.8%, for the six months ended June 30, 2008, primarily due to lower expenses in the IPP line compared to the six months ended June 30, 2007.

Sales

Total segment sales decreased $59.1 million, or 21.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in credit insurance sales was primarily due to the sale of a small insurance subsidiary and its related operations in the first quarter of 2008 and lower auto sales. The decrease in service contract sales was mainly due to declines in auto sales. The decline in the other products line is primarily the result of lower GAP sales, which was mainly due to price increases, tighter underwriting controls, and declines in auto sales.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, credit property, vehicle service contracts and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company or our affiliates. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(39,294)	$(44,619)	$(82,967)	$(87,844)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(25,110)	(25,780)	(48,092)	(50,296)
Amortization of deferred policy acquisition costs	(13,307)	(8,858)	(30,255)	(19,175)
Other operating expenses	(2,363)	(5,669)	(4,587)	(10,666)
Total Benefits and Expenses	(40,780)	(40,307)	(82,934)	(80,137)

NET IMPACT OF REINSURANCE	$1,486	$(4,312)	$(33)	$(7,707)

Reinsurance premiums ceded decreased $5.3 million and $4.9 million, or 11.9% and 5.6%, respectively, for the second quarter and first six months ended June 30, 2008 compared to the second quarter and first six months ended June 30, 2007. The current quarter decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005 in which a majority of this business was ceded to PARC’s.  This was somewhat offset by an increase in ceded GAP premiums.  The year-to-date decrease in ceded premiums was due to the discontinuation of credit business marketed through financial institutions somewhat offset by the cession of a block of credit business sold through a small insurance subsidiary, prior to the sale of that company in the first quarter and an increase in ceded GAP premiums.

Benefits and settlement expenses ceded decreased $0.7 million and $2.2 million, or 2.6% and 4.4%, respectively, for the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007. The current quarter and year-to-date decreases are mainly due to decreases in losses ceded related to the Lender’s Indemnity program in runoff and the credit business, somewhat offset by increases in the service contract and GAP lines.

Amortization of DAC ceded increased $4.5 million and $11.1 million, or 50.2% and 57.8%, respectively, for the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007, mainly as the result increases in the credit and GAP lines.

Other operating expenses ceded decreased $3.3 million and $6.1 million, or 58.3% and 57.0%, respectively, for the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007. The fluctuation is partly attributable to the decline in credit insurance products sold through financial institutions and an overall decline in credit insurance sales.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$7,991	$8,458	(5.5)%	$16,594	$17,627	(5.9)%
Reinsurance ceded	(2)	(4)	(50.0)	(3)	(8)	(62.5)
Net premiums and policy fees	7,989	8,454	(5.5)	16,591	17,619	(5.8)
Net investment income	21,308	22,869	(6.8)	44,308	43,051	2.9
Realized gains (losses) - investments	—	3,707		—	6,857
Realized gains (losses) - derivatives	91	(18)		104	142
Other income	120	1,156	(89.6)	180	2,884	(93.8)
Total operating revenues	29,508	36,168	(18.4)	61,183	70,553	(13.3)
Realized gains (losses) - investments	(65,321)	(567)		(62,281)	2,775
Realized gains (losses) - derivatives	9,468	11,638		(5,713)	7,225
Total revenues	(26,345)	47,239	(155.8)	(6,811)	80,553	(108.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	8,693	9,207	(5.6)	19,060	19,276	(1.1)
Amortization of deferred policy acquisition costs	564	135	317.8	1,115	264	322.3
Other operating expenses	32,787	27,010	21.4	63,989	50,345	27.1
Total benefits and expenses	42,044	36,352	15.7	84,164	69,885	20.4
LOSS BEFORE INCOME TAX	(68,389)	10,887	n/m	(90,975)	10,668	n/m
Less: realized gains (losses) - investments	(65,321)	(567)		(62,281)	2,775
Less: realized gains (losses) - derivatives	9,468	11,638		(5,713)	7,225
OPERATING (LOSS) INCOME	$(12,536)	$(184)	n/m	$(22,981)	$668	n/m

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Segment operating (loss) income

The Corporate and Other segment operating income decreased $12.4 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due primarily to $3.4 million of lower participating mortgage income, $2.6 million of lower prepayment fee income in the securities and mortgage investment portfolios, and lower unallocated investment income (net of additional investments related to issuances of non-recourse funding obligations).

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business.  Net investment income for this segment decreased $1.6 million, or 6.8%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and net premiums and policy fees declined $0.5 million, or 5.5%.  The decrease in net investment income was primarily the result of the decline in participating mortgage income and prepayment fee income in the securities and mortgage investment portfolios, partially offset by an increase in yields on unallocated capital and additional investments related to issuances of non-recourse funding obligations.

Benefits and expenses

Benefits and expenses increased $5.7 million, or 15.7%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase was primarily due to an increase in interest expense of $6.1 million, or 49.1%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Of this increase in interest expense, approximately $6.6 million relates to interest on non-recourse funding obligations.  This increase was partially offset by a decline in claims from discontinued lines of business.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Segment operating (loss) income

The Corporate and Other segment operating income declined $23.6 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due primarily to $10.2 million of lower participating mortgage income, $5.8 million lower prepayment fee income in the securities and mortgage investment portfolios, and lower unallocated investment income (net of additional investments related to issuances of non-recourse funding obligations).

 Operating revenues

Net investment income for this segment increased $1.3 million, or 2.9%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and net premiums and policy fees declined $1.0 million, or 5.8%.  The increase in net investment income was primarily the result of an increase in yields on unallocated capital and additional investments related to issuances of non-recourse funding obligations, partially offset by the decline in participating mortgage income and prepayment fee income in the securities and mortgage investment portfolios.

Benefits and expenses

Benefits and expenses increased $14.3 million, or 20.4%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The increase was primarily due to an increase in interest expense of $14.6 million, or 69.1%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Of this increase in interest expense, approximately $16.5 million relates to interest on non-recourse funding obligations.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of June 30, 2008, our investment portfolio equaled approximately $29.3 billion.  The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

A significant portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.  These holdings at June 30, 2008 equaled approximately $8.9 billion.  Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.  In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below show a breakdown of our residential mortgage-backed securities portfolio by type and rating at June 30, 2008.  As of June 30, 2008, these holdings were approximately $6.4 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	62.5%
PAC	14.3
Pass Through	13.1
Other	10.1
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	98.5%
AA	0.7
A	0.1
BBB	0.1
Below investment grade	0.6
100.0%

As of June 30, 2008, we held $753.8 million, or 2.6% of invested assets, of securities supported by collateral classified as Alt-A. As of March 31, 2008 and December 31, 2007, we held securities with a market value of $662.9 million and $273.4 million, respectively, of securities supported by collateral classified as Alt-A.

As of June 30, 2008, we had residential mortgage-backed securities with a total market value of $72.8 million, or 0.2% of total invested assets, that were supported by collateral classified as sub-prime. $34.0 million, or 46.7%, of these securities were rated AAA.  As of March 31, 2008 and December 31, 2007, we held securities with a market value of $78.8 million and $89.9 million, respectively, of securities supported by collateral classified as sub-prime.

The following table shows the percentage of our collateral classified as Alt-A, at June 30, 2008, grouped by rating category:

Percentage of
Alt-A
Rating	Securities
AAA	92.5%
AA	2.3
BBB	0.6
Below investment grade	4.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A and sub-prime mortgage loans by rating as of June 30, 2008:

Alt-A Collateralized Holdings

	Fair	Unrealized
Rating	Value	Gain/(Loss)
	(Dollars In Millions)
AAA	$697.4	$(15.0)
AA	17.4	5.9
Subtotal	$714.8	$(9.1)
A	—	—
BBB	4.3	(3.4)
Below investment grade	34.7	(81.1)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$753.8	$(93.6)

Sub-prime Collateralized Holdings

	Fair	Unrealized
Rating	Value	Gain/(Loss)
	(Dollars In Millions)
AAA	$34.0	$(4.6)
AA	22.4	(5.4)
Subtotal	$56.4	$(10.0)
A	14.7	(4.3)
BBB	1.0	(0.9)
Below investment grade	0.7	(0.3)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$72.8	$(15.5)

The tables above referencing our holdings collateralized by Alt-A and sub-prime mortgage loans exclude approximately $30.8 million of securities collateralized by Alt-A mortgage loans and approximately $11.6 million of securities collateralized by sub-prime mortgage loans, which are part of a modified coinsurance trading portfolio. The reinsurer bears the ultimate investment risk related to these securities.

Commercial mortgage-backed securities - Our commercial mortgage-backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by the Company, in which we securitized portions of our mortgage loan portfolio. As of June 30, 2008, the CMBS holdings were approximately $1.2 billion.  Of this amount, $821.8 million related to retained beneficial interests of commercial mortgage loan securitizations the Company completed. The following table shows the percentages of our CMBS holdings, at June 30, 2008, grouped by rating category:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	85.5%
AA	7.5
A	3.6
BBB	1.2
Below investment grade	2.2
100.0%

Asset-backed securities - Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2008, these holdings were approximately $1.3 billion.  The following table shows the percentages of our ABS holdings, at June 30, 2008, grouped by rating category:

Percentage of
Asset-Backed
Rating	Securities
AAA	88.7%
AA	1.1
A	7.4
BBB	2.0
Below investment grade	0.8
100.0%

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics.  At June 30, 2008, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

Fixed Maturity Investments

As of June 30, 2008, our fixed maturity investment holdings were approximately $23.6 billion. The approximate percentage distribution of our fixed maturity investments by quality rating at June 30, 2008, is as follows:

Percentage of
Fixed Maturity
Type	Investments
AAA	40.8%
AA	7.4
A	18.2
BBB	28.2
Below investment grade	5.4
100.0%

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within our fixed maturity securities, we maintain portfolios classified as “available for sale” and “trading”.  We generally purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, we may sell any of our investments to maintain proper matching of assets and liabilities.  Accordingly, we classified $20.3 billion or 69.3% of our fixed maturities as “available for sale” as of June 30, 2008.  These securities are carried at fair value on our Consolidated Condensed Balance Sheets.  Changes in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Changes in fair value that are other-than-temporary are recorded as realized losses in the Consolidated Condensed Statements of Income. For more information regarding our evaluation of other-than-temporary losses, refer to Critical Accounting Policies.

Our trading portfolio, as of June 30, 2008, consists primarily of fixed maturities with a market value of $3.3 billion and short-term investments with a market value of $60.8 million, which were added as part of the Chase Insurance Group acquisition. Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur.  Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of June 30, 2008, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $23.6 billion, which was 3.7% below amortized cost of $24.5 billion.  We had $3.5 billion in mortgage loans as of June 30, 2008.  While our mortgage loans do not have quoted market values, as of June 30, 2008, we estimated the market value of our mortgage loans to be $3.7 billion (using discounted cash flows from the next call date), which was 5.4% greater than the amortized cost.  Most of our mortgage loans have significant prepayment fees.  These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

The following table shows the reported values of our invested assets:

	June 30, 2008		December 31, 2007
	(Dollars In Thousands)
Publicly-issued bonds	$19,311,112	65.9%	$19,187,474	67.3%
Privately issued bonds	4,316,339	14.7	3,755,594	13.2
Redeemable preferred stock	47	0.0	42	0.0
Fixed maturities	23,627,498	80.6	22,943,110	80.5
Equity securities	307,066	1.0	64,226	0.2
Mortgage loans	3,507,529	12.0	3,275,678	11.5
Investment real estate	7,834	0.0	8,026	0.0
Policy loans	805,104	2.8	818,280	2.9
Other long-term investments	226,723	0.8	186,299	0.7
Short-term investments	823,624	2.8	1,218,116	4.2
Total investments	$29,305,378	100.0%	$28,513,735	100.0%

Included in the preceding table are $3.3 billion and $3.6 billion of fixed maturities and $60.8 million and $52.0 million of short-term investments classified as trading securities as of June 30, 2008 and December 31, 2007, respectively.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount. The market value of private, non-traded securities was $4.3 billion as of June 30, 2008, representing 14.7% of our total invested assets.

The industry segment composition of our fixed maturity securities as of June 30, 2008 and December 31, 2007 is presented in the following table:

	As of	% Market	As of	% Market
	06/30/2008	Value	12/31/2007	Value
	(Dollars In Thousands)
Non-Agency Mortgages	$5,097,575	21.6%	$5,346,177	23.3%
Other Finance	2,802,131	11.9	2,103,489	9.2
Electric	2,234,809	9.5	1,938,478	8.4
Banking	2,048,609	8.7	2,088,838	9.1
Agency Mortgages	1,700,343	7.2	2,434,012	10.6
Natural Gas	1,441,622	6.1	1,180,119	5.1
Insurance	1,137,878	4.8	954,832	4.2
Energy	1,084,281	4.6	896,994	3.9
Communications	1,034,968	4.4	972,870	4.2
Basic Industrial	769,931	3.3	691,944	3.0
Brokerage	706,333	3.0	735,249	3.2
Consumer Noncyclical	698,679	3.0	660,299	2.9
Consumer Cyclical	624,229	2.6	614,851	2.7
Finance Companies	526,192	2.2	596,544	2.6
Capital Goods	478,594	2.0	427,364	1.9
Transportation	440,816	1.9	436,855	1.9
U.S. Govt Agencies	218,614	0.9	190,423	0.8
Other Industrial	167,269	0.7	142,003	0.6
U.S. Government	135,877	0.6	165,349	0.7
Technology	123,866	0.5	152,491	0.7
Real Estate	49,950	0.2	55,371	0.2
Canadian Governments	48,107	0.2	108,006	0.5
Other Utility	23,119	0.1	19,796	0.1
Municipal Agencies	18,712	0.0	24,955	0.1
Other Government Agencies	9,104	0.0	—	0.0
Foreign Governments	5,890	0.0	5,801	0.1
Total	$23,627,498	100.0%	$22,943,110	100.0%

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  We require collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis.  As of June 30, 2008, securities with a market value of $328.8 million were loaned under these agreements.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of June 30, 2008, collateral related to these agreements equaled $327.7 million.

Mortgage Loans

We invest a significant portion of our investment portfolio in commercial mortgage loans.  As of June 30, 2008, our mortgage loan holdings equaled approximately $3.5 billion. We generally do not lend on speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.  As of June 30, 2008 and December 31, 2007, our allowance for mortgage loan credit losses was $0.5 million and $0.5 million, respectively.

Our mortgage lending criteria generally require that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  Projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) generally exceed 70% of the property's projected operating expenses and debt service.  We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $673.5 million of our mortgage loans have this participation feature.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of June 30, 2008, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.  As of June 30, 2008, $7.4 million, or 0.2%, of the mortgage loan portfolio was nonperforming.  It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent.  For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible.  If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches.  We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans.  We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  We continue to service the securitized mortgage loans.  At June 30, 2008, we had investments related to retained beneficial interests of mortgage loan securitizations of $821.8 million.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table shows our available for sale fixed maturities by credit rating as of June 30, 2008:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)

AAA	$8,161,833	40.2%
AA	1,495,115	7.4
A	3,585,671	17.7
BBB	5,836,087	28.7
Investment grade	19,078,706	94.0
BB	797,119	3.9
B	321,114	1.6
CCC or lower	105,205	0.5
In or near default	886	0.0
Below investment grade	1,224,324	6.0
Redeemable preferred stock	83	0.0
Total	$20,303,113	100.0%

Not included in the table above are $3.3 billion of investment grade and $46.7 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk.  The following table summarizes our ten largest fixed maturity exposures to an individual creditor group as of June 30, 2008:

Creditor	Market Value
(Dollars In Millions)
AT&T Corporation	$164.7
Metlife Inc.	140.2
Toyota	137.3
Citigroup Inc.	135.8
Bank of America Corp.	131.7
JP Morgan Chase & Company	128.9
Prudential Financial	128.8
Wachovia Corp.	122.2
American International Group	122.0
Wells Fargo & Co.	116.5

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

For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized.  Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.  Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.  In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors.  We generally consider a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.  Based on our analysis, during the three months ended June 30, 2008, we concluded that approximately $80.0 million of pretax unrealized losses were other-than-temporarily impaired related to residential mortgage-backed securities collateralized by Alt-A mortgages, resulting in a charge to net realized investment losses.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown.

	Three Months Ended			Six Months Ended

	June 30,

June 30,

	2008	2007	Change	2008	2007	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$12,436	$1,661	$10,775	$21,498	$3,760	$17,738
Fixed maturity losses - sales	(181)	(1,380)	1,199	(702)	(4,392)	3,690
Equity gains - sales	60	460	(400)	60	5,911	(5,851)
Equity losses - sales	—	—	—	—	—	—
Impairments on fixed maturity securities	(79,986)	—	(79,986)	(79,986)	—	(79,986)
Impairments on equity securities	—	—	—	—	—	—
Modco trading portfolio activity	(50,527)	(70,765)	20,238	(86,523)	(65,269)	(21,254)
Other	5,118	2,157	2,961	4,528	5,367	(839)
Total realized gains (losses) - investments	$(113,080)	$(67,867)	$(45,213)	$(141,125)	$(54,623)	$(86,502)

Foreign currency swaps	$(309)	$396	$(705)	$2,862	$4,972	$(2,110)
Foreign currency adjustments on stable value contracts	143	(366)	509	(2,864)	(809)	(2,055)
Derivatives related to mortgage loan commitments	8,700	—	8,700	(4,893)	—	(4,893)
Embedded derivatives related to reinsurance	48,201	73,246	(25,045)	77,566	70,409	7,157
Other derivatives	(2,173)	12,738	(14,911)	(10,707)	8,010	(18,717)
Total realized (losses) gains - derivatives	$54,562	$86,014	$(31,452)	$61,964	$82,582	$(20,618)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains (losses), excluding impairments, during the first six months ended June 30, 2008 primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the six months ended June 30, 2008, there were pre-tax other-than-temporary impairments of $80.0 million in our investments compared to no impairments for the six months ended June 30, 2007. The impairments occurred during the three months ended June 30, 2008, and related to residential mortgage-backed securities collateralized by Alt-A mortgages. The decline in the estimated fair value of these securities resulted from factors including downgrades in rating, interest rate changes, and the current distressed credit markets. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we generally intend to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available for sale.  For the six months ended June 30, 2008, we sold securities in an unrealized loss position with a market value of $99.6 million resulting in a realized loss of $0.7 million. The remaining security sales that generated realized losses included a significant number of US Treasury and government obligations and were sold as a result of normal portfolio rebalancing activity and tax planning.  No single security sold during the first six months of 2008 incurred a loss greater than $0.1 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss

(Dollars In Thousands)

<= 90 days	$72,817	73.1%	$(205)	29.2%
>90 days but <= 180 days	7,000	7.0	(129)	18.4
>180 days but <= 270 days	4,446	4.5	(72)	10.3
>270 days but <= 1 year	12,490	12.5	(167)	23.8
>1 year	2,871	2.9	(129)	18.3
Total	$99,624	100.0%	$(702)	100.0%

The $5.1 million of other realized gains recognized for the six months ended June 30, 2008 includes foreign exchange gains of $6.0 million and other losses totaling $0.9 million.  As of June 30, 2008, net losses of $86.5 million primarily related to mark-to-market changes on our modified coinsurance (“Modco”) trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses.  Of this amount, approximately $9.6 million of losses were realized through the sale of certain securities, which will be reimbursed to us over time through the reinsurance settlement process for this block of business.  Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  We have entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of our foreign currency denominated stable value contracts.  We recorded net realized losses of $0.2 million and an immaterial loss from these securities for the three and six months ended June 30, 2008, respectively.  These losses were the result of differences in the related foreign currency spot and forward rates used to value the stable value contracts and foreign currency swaps.  We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments.  The net gains for the three months ended June 30, 2008 were the result of $5.7 million of gains related to closed positions and $3.0 million of mark-to-market gains.  The net losses for the six months ended June 30, 2008 were the result of $5.0 million of losses related to closed positions, partially offset by $0.1 million of mark-to-market gains.

We also have in place various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $48.2 million and $77.6 million in gains on these embedded derivatives for the three and six months ended June 30, 2008, respectively, were a result of spread widening, partially offset by lower interest rates.  In the three and six months ended June 30, 2008, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that offset the gains on these embedded derivatives.

We also use various swaps, options, and swaptions to mitigate risk related to other interest rate exposures.  We realized losses of $0.6 million and $3.1 million on swaptions for the three and six months ended June 30, 2008, respectively.  Equity call options generated losses of $1.2 million and $4.7 million for the three and six months ended June 30, 2008, respectively.  The GMWB rider embedded derivatives on certain variable deferred annuities had realized losses of $0.6 million and $3.4 million for the three and six months ended June 30, 2008, respectively.  Other derivative contracts generated net gains of $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively.

Unrealized Gains and Losses – Available for Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2008, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of June 30, 2008, we had an overall pre-tax net unrealized loss of $873.9 million.

Credit markets have experienced reduced liquidity, higher volatility and widening credit spreads across numerous asset classes over the past several quarters, primarily as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and a weakening of the overall economy.  In connection with this uncertainty, we believe investors have departed from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding. We believe these factors have contributed to an increase in our net unrealized investment losses through declines in market values.  We expect to experience continued volatility in connection with the valuation of our fixed maturity investments.

For traded and private fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2008, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$4,130,301	28.9%	$4,260,929	27.7%	$(130,628)	12.1%
>90 days but <= 180 days	5,337,839	37.3	5,589,500	36.3	(251,661)	23.2
>180 days but <= 270 days	1,435,776	10.0	1,629,347	10.6	(193,571)	17.9
>270 days but <= 1 year	689,843	4.8	789,643	5.1	(99,800)	9.2
>1 year but <= 2 years	1,412,277	9.9	1,627,005	10.6	(214,728)	19.8
>2 years but <= 3 years	1,002,948	7.0	1,139,929	7.4	(136,981)	12.6
>3 years but <= 4 years	181,301	1.3	203,610	1.3	(22,309)	2.1
>4 years but <= 5 years	62,828	0.4	81,702	0.5	(18,874)	1.7
>5 years	57,011	0.4	71,722	0.5	(14,711)	1.4
Total	$14,310,124	100.0%	$15,393,387	100.0%	$(1,083,263)	100.0%

The unrealized losses as of June 30, 2008, primarily relate to the widening of credit spreads and fluctuations in treasury rates during the quarter. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. We do not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because we have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

As of June 30, 2008, there were estimated unrealized losses of $102.5 million and $15.5 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively.  Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of June 30, 2008, were primarily the result of continued widening spreads during 2008, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.  For the six months ended June 30, 2008, we recorded $80.0 million of pre-tax other-than-temporary impairments on residential mortgage-backed securities collateralized by Alt-A mortgages.  The decline in the estimated fair value of these securities resulted from factors including downgrades in rating, interest rate changes, and the current distressed credit markets. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity.  Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

As of June 30, 2008, securities with a market value of $720.7 million and unrealized losses of $123.3 million were issued in commercial mortgage loan securitizations that we sponsored, including $7.7 million of unrealized losses greater than five years.  We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to ignore. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for the loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of June 30, 2008, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$626,313	4.4%	$639,776	4.2%	$(13,463)	1.2%
Banking	1,444,925	10.1	1,641,745	10.7	(196,820)	18.2
Basic Industrial	382,189	2.7	425,925	2.8	(43,736)	4.0
Brokerage	454,786	3.2	498,569	3.2	(43,783)	4.0
Capital Goods	177,549	1.2	188,559	1.2	(11,010)	1.0
Communications	442,946	3.1	485,147	3.2	(42,201)	3.9
Consumer Cyclical	333,888	2.3	377,315	2.5	(43,427)	4.0
Consumer Noncyclical	366,471	2.6	382,967	2.5	(16,496)	1.5
Electric	1,141,515	8.0	1,207,234	7.8	(65,719)	6.1
Energy	360,189	2.5	373,811	2.4	(13,622)	1.3
Finance Companies	321,400	2.2	348,664	2.3	(27,264)	2.5
Insurance	782,092	5.5	850,838	5.5	(68,746)	6.3
Municipal Agencies	1,585	0.0	1,612	0.0	(27)	0.0
Natural Gas	682,944	4.8	723,491	4.7	(40,547)	3.7
Non-Agency Mortgages	4,278,167	29.9	4,607,291	29.9	(329,124)	30.4
Other Finance	1,942,181	13.6	2,044,935	13.3	(102,754)	9.5
Other Industrial	120,002	0.8	125,515	0.8	(5,513)	0.5
Other Utility	17,757	0.1	19,044	0.1	(1,287)	0.1
Real Estate	11,807	0.1	12,476	0.1	(669)	0.1
Technology	89,995	0.6	94,045	0.6	(4,050)	0.4
Transportation	225,246	1.6	234,209	1.5	(8,963)	0.8
U.S. Government	3,641	0.0	3,669	0.0	(28)	0.0
U.S. Govt Agencies	102,536	0.7	106,550	0.7	(4,014)	0.5
Total	$14,310,124	100.0%	$15,393,387	100.0%	$(1,083,263)	100.0%

 The range of maturity dates for securities in an unrealized loss position as of June 30, 2008, varies, with 13.1% maturing in less than 5 years, 22.1% maturing between 5 and 10 years, and 64.8% maturing after 10 years.  The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2008:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$10,115,296	70.7%	$10,721,003	69.6%	$(605,707)	55.9%
BBB	3,306,528	23.1	3,546,680	23.1	(240,152)	22.2
Investment grade	13,421,824	93.8	14,267,683	92.7	(845,859)	78.1
BB	584,987	4.1	674,466	4.4	(89,479)	8.3
B	238,595	1.7	336,120	2.2	(97,525)	9.0
CCC or lower	64,718	0.4	115,118	0.7	(50,400)	4.6

Below investment grade	888,300	6.2	1,125,704	7.3	(237,404)	21.9
Total	$14,310,124	100.0%	$15,393,387	100.0%	$(1,083,263)	100.0%

As of June 30, 2008, securities in an unrealized loss position that were rated as below investment grade represented 6.2% of the total market value and 21.9% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $103.0 million.  Securities in an unrealized loss position rated below investment grade were 3.0% of invested assets.  We generally purchase our investments with the intent to hold to maturity.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$226,649	25.5%	$240,261	21.3%	$(13,612)	5.7%
>90 days but <= 180 days	136,106	15.3	173,583	15.4	(37,477)	15.8
>180 days but <= 270 days	171,198	19.3	213,773	19.0	(42,575)	17.9
>270 days but <= 1 year	58,892	6.6	99,634	8.9	(40,742)	17.2
>1 year but <= 2 years	96,341	10.8	128,260	11.4	(31,919)	13.4
>2 years but <= 3 years	138,691	15.6	175,610	15.6	(36,919)	15.6
>3 years but <= 4 years	29,096	3.3	40,681	3.6	(11,585)	4.9
>4 years but <= 5 years	15,349	1.7	30,728	2.7	(15,379)	6.5
>5 years	15,978	1.9	23,174	2.1	(7,196)	3.0
Total	$888,300	100.0%	$1,125,704	100.0%	$(237,404)	100.0%

As of June 30, 2008, below investment grade securities with a market value of $26.1 million and $10.4 million of unrealized losses were issued in commercial mortgage loan securitizations that we sponsored, including securities in an unrealized loss position greater than five years with a market value of $14.7 million and $6.0 million of unrealized losses.  We do not consider these unrealized positions to be other-than-temporary, because the underlying mortgage loans continue to perform consistently with our original expectations.  In addition, of the total below investment grade securities, approximately $751.8 million and $73.5 million, respectively, relate to corporate securities and public utility securities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We meet our liquidity requirements primarily through positive cash flows from our operating activities.  Primary sources of cash are insurance premiums, deposits for policyholder accounts, investment sales and maturities, and investment income.  Primary uses of cash include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses.

While we generally anticipate that our cash flow and the cash flow of our subsidiaries will be sufficient to meet our investment commitments and operating cash needs, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of June 30, 2008, we had $360.0 million related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  We may also use securitization transactions involving our commercial mortgage loans to increase liquidity for our operating subsidiaries.

During the second quarter of 2008, we joined the FHLB of Cincinnati.  FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements.  Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding.  We held $50.8 million of common stock as of June 30, 2008, which is included in equity securities.  In addition, our obligations under the advances must be collateralized.  We maintain control over any such pledged assets, including the right of substitution.  As of June 30, 2008 we had $250 million of short-term advances and $375 million of funding agreement-related advances outstanding under the FHLB program.

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis at an interest rate of LIBOR plus 0.30%, up to a maximum principal amount of $500 million (the “New Credit Facility”).  This replaced our previously existing $200 million revolving line of credit.  The Company and PLC have the right in certain circumstances to request that the commitment under the New Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the New Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit incurred by the Company under the New Credit Facility and will not be responsible for the obligations of PLC. The maturity date on the New Credit Facility is April 16, 2013.  There was no balance outstanding under the New Credit Facility as of June 30, 2008.  However, approximately $32 million of capacity has been utilized to issue intercompany letters of credit relating to certain reinsurance arrangements.  In addition, both the Company and PLC were in compliance with all financial debt covenants as of June 30, 2008.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. We were committed as of June 30, 2008, to fund mortgage loans in the amount of $786.0 million.  Our subsidiaries held $231.9 million in cash and short-term investments as of June 30, 2008.  In addition, we held $668.5 million in cash and short-term investments.

Sources and Uses of Cash

Our primary sources of funding are our insurance operations and revenues from investments.  The states in which we and our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends.  These restrictions are generally based in part on the prior year’s statutory income and surplus.  Generally, these restrictions pose no short-term liquidity concerns.  We plan to retain substantial portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.

The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007
	(Dollars In Thousands)

Net cash provided by operating activities	$811,065	$291,864
Net cash (used in) provided by investing activities	(1,945,421)	23,750
Net cash provided by financing activities	1,104,682	2,177
Total	$(29,674)	$317,791

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

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

Net cash (used in) provided by investing activities - The variance in net cash used in investing activities for the six months ended June 30, 2008 compared to June 30, 2007 was primarily the result of activity related to our investment portfolio.

Net cash provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The increase for the six months ended June 30, 2008 compared to June 30, 2007 was primarily the result of fluctuations in investment product deposits and withdrawals and repurchase agreement activity.

Capital Resources

We have a $500 million revolving line of credit, under which we could borrow funds at an interest rate of LIBOR plus 0.30%, with balances due April 16, 2013.  The Company and PLC have the right in certain circumstances to request that the commitment under the New Credit Facility be increased up to a maximum principal amount of $600 million.  No compensating balances are required to maintain the line of credit.  The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that PLC, the Company and its subsidiaries can incur.  Additionally, the line of credit arrangement precludes us, on a consolidated basis, from incurring debt in excess of 40% of our total capital.  There is currently no balance outstanding under the New Credit Facility.  However, approximately $32 million of capacity has been utilized to issue intercompany letters of credit relating to certain reinsurance arrangements.  PLC and the Company were in compliance with all debt covenants as of June 30, 2008.

Golden Gate Captive Insurance Company (“Golden Gate”), a wholly-owned special purpose financial captive insurance company, had $800.0 million of non-recourse funding obligations outstanding as of June 30, 2008, the maximum amount available under a surplus notes facility established with certain purchasers.  These non-recourse funding obligations bear a floating rate of interest and mature in 2037.  As the block of business grows and ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus.  We also have experienced higher proportional borrowing costs associated with the non-recourse funding obligations supporting the business reinsured to Golden Gate.  The maximum rate we could be required to pay under these obligations is LIBOR plus 425 basis points.  These costs have been partially mitigated by a drop in LIBOR during the six months ended June 30, 2008.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly-owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of June 30, 2008.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary.  We have experienced higher proportional borrowing costs associated with certain of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies.  The maximum rate we could be required to pay under these obligations is LIBOR plus 200 basis points.  These costs have been partially mitigated by a drop in LIBOR during the six months ended June 30, 2008.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  We evaluate the financial condition of our reinsurers and monitor the concentration of credit risk arising from them.  During the three and six months ended June 30, 2008, we ceded premiums to third-party reinsurers amounting to $420.1 million and $787.4 million, respectively.  In addition, we had receivables from reinsurers amounting to $5.1 billion as of June 30, 2008.  We review reinsurance receivable amounts for collectability and establish appropriate bad debt reserves if deemed appropriate.

As of June 30, 2008, we reported approximately $705.0 million (fair value) of Auction Rate Securities (ARSs), which were all rated AAA.  These holdings are student loan-backed auction rate securities, which are guaranteed by the Federal Family Education Loan Program. While the auction rate market has experienced certain liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

As of June 30, 2008, we reported residential mortgage-backed securities with a total market value of $72.8 million, or 0.2% of total invested assets, that were supported by collateral classified as sub-prime. $34.0 million, or 46.7%, of these securities were rated AAA.  Additionally, as of June 30, 2008, we held $753.8 million, or 2.6% of invested assets, of securities supported by collateral classified as Alt-A. While the estimated fair market values of certain of these securities have experienced significant declines, we believe that based on our current liquidity position and our operating cash flows, continuing to hold these securities until the fair value recovers will not have a material impact on our liquidity, financial condition, or cash flows.

LIABILITIES

Many of our products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of June 30, 2008, we had policy liabilities and accruals of approximately $17.9 billion.  Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.71%.

Contractual Obligations

The table below sets forth future maturities of non-recourse funding obligations, stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments and policyholder obligations.

As of June 30, 2008, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, we recorded a $29.9 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$3,685,672	$69,614	$139,228	$139,228	$3,337,602
Stable value products(2)	6,508,150	1,500,004	2,365,710	1,156,886	1,485,550
Operating leases(3)	29,887	6,544	11,034	6,641	5,668
Home office lease(4)	88,177	2,392	4,790	4,783	76,212
Mortgage loan commitments	786,049	786,049	—	—	—
Policyholder obligations(5)	21,135,971	1,512,605	2,877,909	2,671,721	14,073,736

(1)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)	Anticipated stable value products cash flows including interest.
(3)	Includes all lease payments required under operating lease agreements.
(4)

The lease payments shown assume we exercise our option to purchase the building at the end of the lease term. Additionally, the payments due by period above were computed based on the terms of the renegotiated lease agreement, which was entered in January 2007.

(5)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157.  This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The term “fair value” as used in this document is defined in accordance with SFAS No. 157. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the six months ended June 30, 2008. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 9, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities.  Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased.  Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments.  At June 30, 2008, $5.4 billion of available-for-sale and trading account assets were classified as level three fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. At June 30, 2008, the level three fair values of derivative assets and liabilities determined by these quantitative models was $48.6 million and $4.9 million. These amounts reflect the full fair value of the derivatives as defined in accordance with SFAS No. 157 and do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, the Company’s credit rating and other market conditions.  At June 30, 2008, the level three fair value of these liabilities was $146.6 million. This amount reflects the full fair value of the liabilities as defined in accordance with SFAS No. 157 and does not isolate the discrete value associated with the specific subjective valuation variable.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired.  The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower.  The commitment is not recognized in our financial statements until the commitment is actually funded.  The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.  As of June 30, 2008, we had outstanding mortgage loan commitments of $786.0 million at an average rate of 6.33%.

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

RECENT DEVELOPMENTS

Credit markets have experienced reduced liquidity, higher volatility and widening credit spreads across numerous asset classes over the past several quarters, primarily as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and a weakening of the overall economy.  In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hinder investor understanding. We believe such uncertainty has contributed to an increase in our net unrealized investment losses through declines in market values.  We expect to experience continued volatility in connection with the valuation of our fixed maturity investments. However, we believe that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time.

Revised Actuarial Guideline 38 was approved by the NAIC, with an effective date of July 1, 2005.  Actuarial Guideline 38, also known as AXXX, sets forth the reserve requirements for universal life insurance with secondary guarantees (“ULSG”).  The changes to Actuarial Guideline 38 increased the reserve levels required for many ULSG products, and potentially make those products more expensive and less competitive as compared to other products including term and whole life products.  To the extent that the additional reserves are generally considered to be economically redundant, capital market or other solutions may emerge to reduce the impact of the amendment.  The NAIC has issued additional changes to AG38 and Regulation XXX, which had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that are issued on January 1, 2007, and later.  In addition, accounting and actuarial groups within the NAIC are studying whether to change the accounting standards that relate to certain reinsurance credits, and whether, if changes are made, they are to be applied retrospectively, prospectively only, or in a phased-in manner; a requirement to reduce the reserve credit on ceded business, if applied retroactively, would have a negative impact on our statutory capital.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

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

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a “short-term solution”, NAIC guidance mandated that certain of these securities may have to carry a lower rating for asset valuation reserve and risk based capital calculations.  As a result, certain securities receive a lower rating classification for asset valuation reserve and risk based capital calculations.  We currently invest in hybrid securities.  As of June 30, 2008, we (including both insurance and non-insurance subsidiaries) held approximately $1.2 billion (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, based on evaluation of the underlying characteristics of the securities.  The NAIC has since established a long-term solution, which effective January 1, 2009, provides for the classification of these hybrid securities as debt securities.

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

The NAIC adopted amendment(s) to the Unfair Trade Practices Act regarding the use of travel in insurance underwriting.  The amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless (i) the risk of loss for individuals traveling to a specified destination at a specified time is reasonably anticipated to be greater than if the individuals did not travel to that destinations at that time, and (ii) the risk of traveling to a specific destination is based on sound actuarial principles and actual or reasonably anticipated experience.  We cannot predict at this time what impact, if any, such changes would have on us.

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

Item 4.       CONTROLS AND PROCEDURES

(a)         Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, under the direction of its Chief Executive Officer and Chief Financial Officer, evaluated its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e) as of such date.  It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events.  Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)         Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.  The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 14, 2008	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer