Form 10-K
period 2008-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2009-03-30
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission File Number 001-31901

PROTECTIVE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

TENNESSEE	63-0169720
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2801 HIGHWAY 280 SOUTH

BIRMINGHAM, ALABAMA 35223

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code  (205) 268-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6.750% Callable InterNotes® due 2033 of Protective Life Secured Trust 2008-20	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐          No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes  ☐          No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                  Yes  ☐        No  ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2008:  None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 30, 2009:  5,000,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Protective Life Corporation Proxy Statement prepared for the 2009 annual meeting of shareowners, pursuant to Regulation 14A, are incorporated by reference into Part III of this Report.

PROTECTIVE LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2008

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

The Company operates several business segments each having a strategic focus.  An operating segment is distinguished by products, distribution channels, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection.  The Company has an additional segment referred to as Corporate and Other which consists of net investment income on unallocated capital, interest on debt, earnings from various investment-related transactions, and the operations of several non-strategic lines of business.  The Company periodically evaluates operating segments in light of the segment reporting requirements prescribed by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and makes adjustments to our segment reporting as needed.

Additional information concerning the Company’s business segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19, Operating Segments to Consolidated Financial Statements included herein.

In the following paragraphs, the Company reports sales and other statistical information.  These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums.  (“Target” premiums for universal life are those premiums upon which full first year commissions are paid). Sales of annuities are measured based on the amount of deposits received.  Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received.  Sales within the Asset Protection segment are based on the amount of single premium and fees received.

These statistics are derived from various sales tracking and administrative systems, and are not derived from the Company’s financial reporting systems or financial statements.  These statistics attempt to measure some of the many factors that may affect future profitability, and therefore are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets level premium term insurance (“traditional”), universal life (“UL”), variable universal life, and bank-owned life insurance (“BOLI”) products on a national basis through a variety of distribution channels.  The largest distribution system is comprised of brokerage general agencies who recruit a network of independent life agents.  The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers and through stockbrokers and banks.  The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market.

The following table shows the Life Marketing segment’s sales measured by new premium:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2004	$262
2005	295
2006	228
2007	229
2008	158

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies.  The segment’s primary focus is on life insurance policies and annuity products sold to individuals.  These acquisitions may be accomplished through acquisitions of companies or through the reinsurance of blocks of policies from other insurers.  Forty-four transactions have been closed by the segment since 1970.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  The Company expects acquisition opportunities to continue to be available as the life insurance industry continues to consolidate; however, the Company believes it may face increased competition and evolving capital requirements that may affect the environment for future acquisitions.

Most acquisitions closed by the Acquisitions segment do not include the acquisition of an active sales force, thus policies acquired through the segment are “closed” blocks of business (no new policies are being marketed).  Therefore, the amount of insurance in-force for a particular acquisition is expected to decline with time due to lapses, deaths, and other terminations of coverage.  In transactions where some marketing activity was included, the Company generally either ceased future marketing efforts or redirected those efforts to another segment of the Company.  However, in the case of the acquisition of West Coast Life Insurance Company (“West Coast”) which was closed by the Acquisitions segment in 1997, the Company elected to continue marketing new policies and to operate West Coast as a component of its Life Marketing segment.  Additionally, the Company has continued marketing new annuity products associated with its 2006 acquisition of the Chase Insurance Group (see below).  New annuity product sales resulting from this acquisition are reported as a component of the Annuities segment.

The Company believes that its focused and disciplined approach to the acquisition process and its experience in the assimilation, conservation, and servicing of acquired policies provides a significant competitive advantage over other companies that attempt to make similar acquisitions.

Since most acquisitions consist of closed blocks of business, earnings and account values from the Acquisitions segment are expected to decline with time unless new acquisitions are made.  Therefore, the segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity.

On July 3, 2006, the Company completed its acquisition of the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”).  The Chase Insurance Group historically was headquartered in Elgin, Illinois, and primarily offered level premium term and other traditional life products, as well as fixed and variable annuity products.  While the Company has ceased marketing level premium term and other traditional life products previously offered by the Chase Insurance Group, as noted above, the Company has continued marketing fixed annuity products and single premium life products through certain of its insurance subsidiaries. The results of continuing sales are included in the Life Marketing and Annuities segments.

From time to time the Company’s other business segments have acquired companies and blocks of policies which are included in their respective results.

Annuities

The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers.

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period.  Because contract values for these annuities are “market-value adjusted” upon surrender prior to maturity, in certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates.  The Company’s fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts.

The following table shows fixed and variable annuity sales.  The demand for annuity products is related to the general level of interest rates and performance of the equity markets.  Additionally, the Company has continued the marketing of new annuity products associated with its 2006 acquisition of the Chase Insurance Group and include these sales as a component of the Annuities segment.  During 2008, 2007, and 2006, fixed annuity sales generated through the former Chase Insurance Group distribution channels were $574.3 million, $379.5 million and $276.1 million, respectively.

For The
Year Ended	Fixed	Variable	Total
December 31,	Annuities	Annuities	Annuities
	(Dollars In Millions)
2004	$443	$283	$726
2005	275	312	587
2006	878	323	1,201
2007	1,194	472	1,666
2008	2,160	452	2,612

Stable Value Products

The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  During 2003, the Company registered a funding agreement-backed notes program with the United States Securities and Exchange Commission (the “SEC”).  Through this program, the Company is able to offer notes to both institutional and retail investors.  The amount available under this program was increased by $4 billion in 2005 through a second registration.  In February 2009, the Company updated the second registration in accordance with applicable SEC rules and such updated registration provides for the sale of the unsold portion of notes previously registered under the program. The segment’s funding agreement-backed notes complement the Company’s overall asset/liability management in that the terms of the funding agreements may be tailored to the needs of the Company as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.  GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan.  The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants.

The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs.  Most GIC contracts and funding agreements written by the Company have maturities of one to ten years.

The following table shows Stable Value Products sales:

For The
Year Ended		Funding
December 31,	GICs	Agreements	Total
	(Dollars In Millions)
2004	$59	$1,524	$1,583
2005	96	1,316	1,412
2006	294	140	434
2007	133	794	927
2008	166	1,803	1,969

In 2007, the Company chose to reenter the institutional funding agreement-backed note market and continued in the market through October of 2008. In contrast, during 2006, the Company did not participate in this market.  The rate of growth in account balances is affected by the amount of maturing contracts relative to the amount of new sales.

Asset Protection

The Asset Protection segment primarily markets extended service contracts, a guaranteed asset protection product and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles (“RV”). The segment’s products are primarily marketed through a national network of 4,000 automobile, marine, and RV dealers.  A network of direct employee sales representatives and general agents distribute these products to the dealer market.

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

The following table shows the insurance and related product sales measured by new revenue:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2004	$460
2005	489
2006	521
2007	524
2008	393

In 2008, approximately 96.1% of the segment’s sales were through the automobile dealer distribution channel, and approximately 66.7% of the segment’s sales were extended service contracts.  Approximately 44% of the Company’s service contract business covers vehicles produced by domestic car makers.  A portion of the sales and resulting premium are reinsured with producer-affiliated reinsurers.

Corporate and Other

The Company has an additional segment referred to as Corporate and Other.  The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the other business segments described above (including net investment income on capital) and a trading portfolio that was previously part of a variable interest entity.  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), and various investment-related transactions.  The earnings of this segment may fluctuate from year to year.

Investments

As of December 31, 2008, the Company’s investment portfolio was approximately $26.5 billion.  The types of assets in which the Company may invest are influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.  For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies and Note 4, Investment Operations to Consolidated Financial Statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows the reported values of the Company’s invested assets:

	As of December 31,
	2008		2007
	(Dollars In Thousands)
Publicly-issued bonds (amortized cost: 2008 - $18,843,652; 2007 - $19,207,255)	$16,525,781	62.4%	$19,187,474	67.3%
Privately issued bonds (amortized cost: 2008 - $4,209,178; 2007 - $3,795,396)	3,542,819	13.4	3,755,594	13.2
Redeemable preferred stock (amortized cost: 2008 - $0; 2007 - $50)	—	0.0	42	0.0
Fixed maturities	20,068,600	75.8	22,943,110	80.5
Equity securities (cost: 2008 - $316,487; 2007 - $59,588)	260,495	1.0	64,226	0.2
Mortgage loans	3,839,925	14.5	3,275,678	11.5
Investment real estate	7,510	0.0	8,026	0.0
Policy loans	810,933	3.1	818,280	2.9
Other long-term investments	436,777	1.6	186,299	0.6
Short-term investments	1,048,327	4.0	1,218,116	4.3
Total investments	$26,472,567	100.0%	$28,513,735	100.0%

Included in the preceding table are $3.2 billion and $3.6 billion of fixed maturities and $80.4 million and $52.0 million of short-term investments classified as trading securities as of December 31, 2008 and 2007, respectively. The trading portfolio includes invested assets of $2.9 billion and $3.6 billion as of December 31, 2008 and 2007, respectively held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

As of December 31, 2008, the Company’s fixed maturity investment holdings were approximately $20.1 billion. The approximate percentage distribution of the Company’s fixed maturity investments by quality rating as of December 31, 2008 is as follows:

	As of December 31,
Rating	2008	2007
AAA	35.2%	43.3%
AA	6.6	8.9
A	19.8	18.6
BBB	33.0	25.6
Below investment grade	5.4	3.6
	100.0%	100.0%

The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2008	2007
	(Dollars In Millions)
Corporate Bonds	$10,430.0	$11,567.3
Residential Mortgage-Backed Securities	4,943.8	6,831.0
Commercial Mortgage-Backed Securities	1,183.9	1,483.3
Asset-Backed Securities	1,132.7	844.5
US Govt Bonds	484.7	321.5
Public Utilities	1,863.6	1,807.3
States, Municipals and Political Subdivisions	29.9	88.0
Preferred Securities	—	—
Convertibles and Bonds with Warrants	—	0.2
Total Fixed Income Portfolio	$20,068.6	$22,943.1

The Company’s portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within the Company’s fixed maturity securities, it maintains portfolios classified as “available-for-sale” and “trading”. The Company generally purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company classified $16.8 billion or 83.9% of its fixed maturities as “available-for-sale” as of December 31, 2008. These securities are carried at fair value on the Company’s Consolidated Balance Sheets.

A portion of the Company’s bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. These holdings as of December 31, 2008 were approximately $7.3 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, the Company has entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

The Company obtained ratings of its fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody’s, S&P, or Fitch, the Company uses ratings from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), or the Company rates the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics.  As of December 31, 2008, over 99.0% of the Company’s bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

At December 31, 2008, approximately $19.0 billion of the Company’s $20.1 billion fixed maturities portfolio was invested in U.S. Government or agency-backed securities or investment grade bonds and approximately $1.1billion of the Company’s fixed maturities portfolio was rated below investment grade, of which $30.0 million were securities issued in Company-sponsored commercial mortgage loan securitizations.

Risks associated with investments in below investment grade debt obligations may be significantly higher than risks associated with investments in debt securities rated investment grade.  Risk of loss upon default by the borrower is significantly greater with respect to such debt obligations than with other debt securities because these obligations may be unsecured or subordinated to other creditors.  Additionally, there is often a thinly traded market for such securities and current market quotations are frequently not available for some of these securities.  Issuers of below investment grade debt obligations usually have higher levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment-grade issuers.

The Company also invests a portion of its investment portfolio in commercial mortgage loans.  As of December 31, 2008, the Company’s mortgage loan holdings were approximately $3.8 billion. The Company does not lend on what it considers to be speculative properties and has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  The Company’s underwriting procedures relative to its commercial loan portfolio are based on a conservative, disciplined approach.  The Company concentrates its underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

The following table shows a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2008:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	65.2%
Office Buildings	14.3
Apartments	10.1
Warehouses	7.9
Other	2.5
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s leased space represents more than 2.4% of mortgage loans. Approximately 75% of the mortgage loans are on properties located in the following states:

Percentage of
Mortgage Loans
State	on Real Estate
Texas	12.5%
Georgia	10.6
Tennessee	8.1
Alabama	7.6
Florida	5.8
South Carolina	5.5
Ohio	4.6
Utah	4.4
North Carolina	4.2
Indiana	3.6
Michigan	2.8
Virginia	2.5
California	2.3
74.5%

As of December 31, 2008, the average size of loans originated during 2008 was $4.1 million, the average size mortgage loan in the Company’s portfolio was approximately $2.4 million, and the weighted-average interest rate was 6.4%.  The largest single mortgage loan amount was $34.7 million.

Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores.  The anchor tenants enter into long-term leases with the Company’s borrowers.  These centers provide the basic necessities of life, such as food, pharmaceuticals, and clothing. The following were the largest anchor tenants (measured by the Company’s level of exposure) as of December 31, 2008:

Percentage of
Mortgage Loans
Type	on Real Estate
Food Lion, Inc.	2.4%
Wal-Mart Stores, Inc.	2.1
Walgreen Corporation	1.9
United States Government	1.3
CVS Drugs, Inc.	1.1
8.8%

The Company’s mortgage lending criteria targets that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.  The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate.  Approximately $746.2 million of the Company’s mortgage loans have this participation feature as of December 31, 2008. Exceptions to these loan-to-value measures may be made if the Company believes the mortgage has an acceptable risk profile.

Many of the Company’s mortgage loans have call or interest rate reset provisions between 3 and 10 years.  However, if interest rates were to significantly increase, the Company may be unable to call the loans or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates.

As of December 31, 2008, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. As of December 31, 2008, $15.2 million, or 0.4%, of the mortgage loan portfolio was nonperforming. Unless other factors exist that would cause the Company to reach a different conclusion regarding interest collection, it is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans. The Company sold the senior tranches while retaining the subordinate tranches.  The Company continues to service the securitized mortgage loans.  During 2007, the Company securitized an additional $1.0 billion of its mortgage loans.  The Company sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches. The Company continues to service the securitized mortgage loans.  As of December 31, 2008, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $855.8 million. See Note 10, Commercial Mortgage Securitizations, for additional information on the mortgage loan securitizations.

The Company does not actively invest directly in real estate.  The investment real estate held by the Company consists largely of properties obtained through foreclosures or the acquisition of other insurance companies. Foreclosed properties often generate a positive cash flow enabling the Company to hold and manage the property until the property can be profitably sold.

The following table shows the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
For The	Income, and	Net	Average of	Derivative
Year Ended	Investments at	Investment	Cash and	Financial	All Other
December 31,	December 31,	Income	Investments	Instruments	Investments
(Dollars In Thousands)
2004	$19,191,435	$1,029,206	5.9	$2,726	$30,771
2005	20,201,641	1,127,920	5.9	(31,819)	37,934
2006	27,745,929	1,352,432	5.9	(21,555)	101,864
2007	28,895,067	1,613,803	5.8	(274)	4,804
2008	26,879,222	1,618,214	5.6	116,592	(592,246)

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company’s insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position.  Rating organizations also publish credit ratings for the issuers of debt securities, including the Company.  Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important in the debt issuer’s overall ability to access certain types of liquidity.  Ratings are not recommendations to buy the Company’s securities. The following table summarizes the ratings of the Company and its significant member companies’ from the major independent rating organizations as of February 26, 2009:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

Other ratings:
Issuer Credit/Default Rating - Protective Life Ins. Co.	aa-	—	AA-	—

The Company’s ratings are subject to review and change by the rating organizations at any time and without notice.  A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company and its insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance.  A downgrade or other negative action by a ratings organization with respect to the Company’s credit rating could limit its access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require the Company to post collateral.

During September of 2008, Fitch revised its outlook for the U.S. life insurance sector to negative from stable. Fitch stated that this revision reflected the significant deterioration in the credit and equity markets, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.  In addition, during October of 2008, S&P and Moody’s each revised their outlook for the U.S. Life Insurance sector to negative. S&P stated that it expected to revise the ratings or outlooks on several life insurers in the next few months because of the impact of challenging macroeconomic conditions. Moody’s said it expected to take negative rating actions on life insurers that are “weakly positioned at their rating levels” and are most exposed and vulnerable to current negative trends, including rising investment losses and weakening economic conditions.

On November 5, 2008, Moody’s announced a one-step downgrade of the insurance financial strength (“IFS”) ratings of the Company and West Coast Life Insurance Company to Al from Aa3.  Moody’s stated that the outlook on the ratings was stable and that this rating action concludes its review of the Company that was begun on October 14,

2008.  Also, on November 5, 2008, Fitch announced a one-step downgrade of its IFS ratings of the Company, West Coast Life Insurance Company and Protective Life and Annuity Insurance Company to A+ from AA-. Fitch stated that the rating outlook is negative. The ratings downgrades announced by Moody’s and Fitch did not trigger any requirements for the Company to post collateral or otherwise negatively impact current obligations of the Company.

On February 11, 2009 A.M. Best Co. affirmed the financial strength ratings of the Company and its primary life/health subsidiaries at A+ and a one-step downgrade of the issuer credit ratings (“ICR”) to aa- from aa of the Company and its primary life/health subsidiaries.  A.M. Best stated that the outlook for all ratings has been revised to negative from stable.  On February 12, 2009, Moody’s Investors Service downgraded the IFS ratings of the Company and its life insurance subsidiaries were downgraded to A2 from A1.  The outlook for the ratings has been changed to negative. On February 26, 2009, Standard & Poor’s Rating Services lowered both the IFS ratings and the ICR of the Company and its life insurance subsidiaries to AA- from AA.  The outlook for the ratings was affirmed as stable.

Life Insurance In-Force

The following table shows life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
New Business Written
Life Marketing	$57,534,379	$89,463,255	$81,389,241	$60,435,133	$77,917,553
Asset Protection	2,077,540	2,786,447	3,095,205	3,770,783	5,702,146
Total	$59,611,919	$92,249,702	$84,484,446	$64,205,916	$83,619,699
Business Acquired Acquisitions	$—	$—	$224,498,169	$—	$—
Insurance In-Force at End of Year (1)
Life Marketing	$544,248,010	$517,797,133	$453,937,534	$435,430,943	$372,395,267
Acquisitions	227,708,203	243,050,966	265,837,876	26,861,772	29,135,715
Asset Protection	3,651,779	4,333,952	4,718,018	5,496,543	6,807,494
Total	$775,607,992	$765,182,051	$724,493,428	$467,789,258	$408,338,476

(1)	Reinsurance assumed has been included, reinsurance ceded (2008 - $540,561,213; 2007 - $531,984,866; 2006 - $576,790,608; 2005 - $393,605,152; 2004 - $354,015,938) has not been deducted.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions was:

Ratio of
As of	Voluntary
December 31,	Termination
2004	4.6%
2005	4.2
2006	3.9
2007	4.5
2008	4.7

Investment Products In-Force

The amount of investment products in-force is measured by account balances.  The following table shows stable value product, acquisitions segment, and annuity segment account balances.  Most of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

	Stable	Modified
As of	Value	Guaranteed	Fixed	Variable
December 31,	Products	Annuities	Annuities	Annuities
	(Dollars In Thousands)
2004	$5,562,997	$2,406,426	$753,832	$2,612,077
2005	6,057,721	2,348,037	777,422	2,639,670
2006	5,513,464	2,424,218	4,981,587	4,302,413
2007	5,046,463	2,745,123	5,932,336	4,128,666
2008	4,960,405	3,497,482	6,087,419	3,220,519

Below are the fixed annuity account balances by segment as of December 31, 2008 and 2007:

As of
December 31,	Annuities	Acquisitions	Total
	(Dollars In Thousands)
2008	$3,102,602	$2,872,014	$5,974,616	*
2007	2,152,009	3,655,646	5,807,655	*

*Note that this amount does not agree to the total in the Fixed Annuities column in the table above as a result of immaterial amounts included within other segments.

Below are the variable annuity account balances by segment as of December 31, 2008 and 2007:

As of
December 31,	Annuities	Acquisitions	Total
	(Dollars In Thousands)
2008	$1,895,808	$1,324,711	$3,220,519
2007	2,706,239	1,422,427	4,128,666

Note that certain reclassifications have been made to previously reported amounts in the tables above to make the prior year comparable to the current year. Such reclassifications had no effect on total account balances.

Underwriting

The underwriting policies of the Company and its insurance subsidiaries are established by management.  With respect to individual insurance, the Company and its subsidiaries use information from the application and, in some cases, inspection reports, attending physician statements, or medical examinations to determine whether a policy should be issued as applied for, other than applied for, or rejected.  Medical examinations of applicants are required for individual life insurance in excess of certain prescribed amounts (which vary based on the type of insurance) and for most individual insurance applied for by applicants over age 50.  In the case of “simplified issue” policies, which are issued primarily through the Asset Protection segment, coverage is rejected if the responses to certain health questions contained in the application indicate adverse health of the applicant.  For other than “simplified issue” policies, medical examinations are requested of any applicant, regardless of age and amount of requested coverage, if an examination is deemed necessary to underwrite the risk.  Substandard risks may be referred to reinsurers for evaluation of the substandard risk.

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

During the third quarter of 2006, the Company introduced an advanced underwriting system, TeleLife®, through the brokerage agent distribution channel for traditional insurance. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.  The TeleLife® program was expanded to include the stock brokerage channel in 2008.

During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional life products.

Reinsurance Ceded

The Company and its insurance subsidiaries cede insurance to other insurance companies.  The ceding insurance company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it.  The Company has also used reinsurance to reinsure guaranteed minimum death benefit (“GMDB”) claims relative to our variable annuity contracts.

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

The Company currently enters into reinsurance contracts with reinsurers under YRT contracts to provide coverage for insurance issued in excess of the amount it retains on any one life. The amount of insurance retained on any one life was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

During recent years, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of our life insurance business.  The Company has also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in the Company’s term life business which is required to hold reserves pursuant to the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”).  In response to these challenges, in 2005, the Company reduced its overall reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance arrangements for certain newly issued traditional life products.  Additionally in 2005, for certain newly issued traditional life products, the Company increased, from $500,000 to $1,000,000, the amount of insurance it will retain on any one life. During 2008, the Company has increased its retention limit to $2,000,000 on certain of its traditional life products. These YRT arrangements are utilized to limit the Company’s exposure to large claims, and are not a significant factor in capital management or the overall profitability of the business.

In order to fund the additional statutory reserves required as a result of these changes in the Company’s reinsurance arrangements, the Company established a surplus notes facility under which it issued an aggregate of $930.0 million of non-recourse funding obligations through December 2008. As of December 31, 2008, the aggregate amount of $930.0 million consisted of $130.0 million in aggregate principal amount of Series B Notes and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”). Of this amount, $130.0 million is eliminated at the PLC consolidated level. In addition, during 2007, the Company established a surplus notes facility relative to its universal life products. Under this facility, the Company issued $575 million of non-recourse funding obligations that will be used to fund statutory reserves required by Regulation XXX, as clarified by Actuarial Guideline 38 (“AG38”) (commonly known as “AXXX”). The Company has received regulatory approval to issue additional series of its floating rate surplus notes up to an aggregate of $675 million principal amount. The Company’s maximum retention for certain newly issued universal life products is $2,000,000.

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

At December 31, 2008, the Company had insurance in-force of $775.6 billion of which approximately $540.6 billion was ceded to reinsurers.  See Note 8, Reinsurance to Consolidated Financial Statements for additional information related to the Company’s use of reinsurance.

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

The policy liabilities and accruals carried in the Company’s financial reports presented on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) differ from those specified by the laws of the various states and carried in the insurance subsidiaries’ statutory financial statements (presented on the basis of statutory accounting principles mandated by state insurance regulations).  For policy liabilities other than those for universal life policies, annuity contracts, GICs, and funding agreements, these differences arise from the use of mortality and morbidity tables and interest rate assumptions which are deemed to be more appropriate for financial reporting purposes than those required for statutory accounting purposes; from the introduction of lapse assumptions into the calculation; and from the use of the net level premium method on all business.  Policy liabilities for universal life policies, annuity contracts, GICs, and funding agreements are generally carried in the Company’s financial reports at the account value of the policy or contract plus accrued interest, with certain exceptions as permitted by actuarial guidelines.

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

In addition, life insurance products are often used to fund estate tax obligations.  Legislation has been enacted that reduces and eventually eliminates the federal estate tax. Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter. Members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax. If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected.

Additionally, the Company is subject to corporate income tax.  The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes will adversely affect the Company.

The Company and its insurance subsidiaries are taxed by the federal government in a manner similar to companies in other industries.  However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company’s consolidated U.S. income tax return.  Additionally, restrictions apply to the combining, in a consolidated U.S. income tax return, of life-insurance-company taxable income or losses with non-life-insurance-company taxable losses, or income respectively.  For 2008, the Company will consolidate all of its subsidiaries into its consolidated U.S. income tax return except for Protective Life Insurance Company of New York. The former Chase life insurance companies that were merged into Protective Life Insurance Company will be consolidated as of the date at which each was merged. The Company will file short-period returns for those merged companies representing activity during the pre-merger timeframe.

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

The Company’s move away from reliance on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes).  The Company allocates the benefits of reduced current taxes to the life marketing segment and the profitability and competitive position of certain products is dependent on the continuation of existing tax rules and interpretations and its ability to generate taxable income.

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

Risk Management

Risk management is a critical part of the Company’s business, and the Company has adopted risk management processes in multiple aspects of its operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management and technology development projects. Risk management includes the assessment of risk, a decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to determine the acceptable level of variations the Company experiences from its expected results.

Regulation

The Company and its subsidiaries are subject to government regulation in each of the states in which it conducts business.  Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. At any given time, a number of financial and/or market conditions examinations of the Company’s subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company’s subsidiaries that could, if determined adversely, have a material impact on the Company. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

The purchase of life insurance products is limited by state insurable interest laws, which generally require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured.  To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.  To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be incorrect.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations.  Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.  Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states.  Although with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.  As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to AG38, commonly known as AXXX, which interprets the reserve requirements for universal life insurance with secondary guarantees.  This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005.  This change to AG38 also affected the profitability of universal life products sold after the adoption date.  The NAIC is continuing to study reserving methodology and has issued additional changes to AXXX and Regulation XXX, which have had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that were issued on January 1, 2007 and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner.  A requirement to reduce the reserve credits on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter, pre-empting state law in certain respects to the regulation of reinsurance, and other matters. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material.

The Company and its insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business and their business and accounts are subject to examination by such agencies at any time.  Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business.  At any given time, a number of financial and/or market conduct examinations of the Company and its subsidiaries may be ongoing.  To date, no such insurance department examinations have produced any significant adverse findings regarding any of the Company and its insurance company subsidiaries.

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies.  Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength.  The Company and its insurance subsidiaries were assessed immaterial amounts in 2008, which will be partially offset by credits against future state premium taxes.

In addition, many states, including the states in which the Company and its insurance subsidiaries are domiciled, have enacted legislation or adopted regulations regarding insurance holding company systems.  These laws require registration of and periodic reporting by insurance companies domiciled within the jurisdiction which control or are controlled by other corporations or persons so as to constitute an insurance holding company system.  These laws also affect the acquisition of control of insurance companies as well as transactions between insurance companies and companies controlling them.  Most states, including Tennessee where the Company is domiciled, require administrative approval of the acquisition of control of an insurance company domiciled in the state or the acquisition of control of an insurance holding company whose insurance subsidiary is incorporated in the state.  In Tennessee, the acquisition of 10% of the voting securities of an entity is deemed to be the acquisition of control for the purpose of the insurance holding company statute and requires not only the filing of detailed information concerning the acquiring parties and the plan of acquisition, but also administrative approval prior to the acquisition.

The states in which the Company and its insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to PLC.  These restrictions are based in part on the prior year’s statutory income and surplus.  In general, dividends up to specified levels are considered ordinary and may be paid without prior approval.  Dividends in larger amounts are subject to approval by the insurance commissioner of the state of domicile.  The maximum amount that would qualify as ordinary dividends to PLC by its insurance subsidiaries in 2009 is estimated to be $176.8 million.  No assurance can be given that more stringent restrictions will not be adopted from time to time by states in which the Company and its insurance subsidiaries are domiciled; such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to the PLC by the Company and its subsidiaries without affirmative prior approval by state regulatory authorities.

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

On January 15, 2009, the Federal Reserve Board of Governors announced its approval of PLC’s application to become a bank holding company by acquiring the Bonifay Holding Company (“BHC”) and its subsidiary, The Bank of Bonifay (the “Bank”). PLC’s acquisition of BHC and the Bank are contingent on, among other things, the receipt of all required regulatory and third-party approvals, PLC’s completion of satisfactory due diligence, the approval of the transaction by the stockholders of BHC, and PLC’s participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act. If PLC completes the acquisition of BHC and the Bank, PLC will be subject to regulation by the Federal Reserve as a bank holding company.  PLC could also be subject to other restrictions, such as limits on executive compensation, under the CPP.

Additional issues related to regulation of the Company and its insurance subsidiaries are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

Employees

At December 31, 2008, the Company had approximately 1,957 employees, including approximately 878 employees in Birmingham, Alabama.  The Company believes its relations with its employees are satisfactory.  Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans.  The cost of these benefits to the Company in 2008 was approximately $10.0 million.  In addition, substantially all of the employees are covered by a defined benefit pension plan sponsored by PLC.  In 2008 and 2007, PLC also matched employee contributions to its 401(k) Plan and in 2007 made discretionary profit sharing contributions for employees not otherwise covered by a bonus or sales incentive plan. See Note 12, Shareowners’ Equity and Stock-Based Compensation and Note 13, Employee Benefit Plans to Consolidated Financial Statements for additional information.

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

The insurance industry is a mature and highly competitive industry.  In recent years, the industry has experienced little growth in life insurance sales.  The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources and higher ratings than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company.  The Company also faces competition from other providers of financial services.  Competition could result in, among other things, lower sales or higher lapses of existing products.

The insurance industry is consolidating, with larger, potentially more efficient organizations emerging from consolidation.  Participants in certain of the Company’s independent distribution channels are also consolidating into larger organizations.  Some mutual insurance companies have converted to stock ownership, which gives them greater access to capital markets.  The ability of banks to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of the Company’s products by substantially increasing the number and financial strength of potential competitors. Consolidation and expansion among banks, insurance companies and other financial service companies with which the Company does business could also have an adverse affect on its financial condition and results of operations if they require more favorable terms than the Company previously offered or if they elect not to continue to do business with the Company following consolidation or expansion.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations.  These ratings are important to maintaining public confidence in the Company’s products, its ability to market its products and its competitive position.  A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company and its insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price on reasonable terms or at all.  A downgrade of sufficient magnitude could result in the Company and its insurance subsidiaries being required to collateralize reserves, balances or obligations under reinsurance, funding, swap and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

Rating organizations also publish credit ratings for the Company.  Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important to the Company’s overall ability to access certain types of liquidity.  Downgrades of the Company’s credit ratings, or an announced potential downgrade, could have a material adverse affect on the Company’s financial conditions and results of operations in many ways. These include limiting the Company’s access to capital markets, increasing the cost of debt, impairing its ability to raise capital to refinance maturing debt obligations, limiting its capacity to support growth at its insurance subsidiaries, and making it more difficult to maintain or improve the current financial strength ratings of its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral.

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

In the conduct of business, the Company makes certain assumptions regarding the mortality, persistency, expenses and interest rates, tax liability, business mix, frequency of claims, contingent liabilities, investment performance or other factors appropriate to the type of business it expects to experience in future periods.  These assumptions are also used to estimate the amounts of deferred policy acquisition costs, policy liabilities and accruals, future earnings, and various components of the Company’s balance sheet.  These assumptions are used in the operations of the Company’s business in making decisions crucial to the success of the Company, including the pricing of products and expense structures relating to products.  The Company’s actual experiences, as well as changes in estimates, are used to prepare the Company’s statements of income.  To the extent the Company’s actual experience and changes in estimates differ from original estimates, the Company’s financial condition is affected.

Mortality, morbidity, and casualty expectations incorporate assumptions about many factors, including for example, how a product is distributed, for what purpose the product is purchased, the mix of customers purchasing the products, persistency and lapses, future progress in the fields of health and medicine, and the projected level of used vehicle values.  Actual mortality, morbidity, and/or casualty experience will differ from expectations if actual results differ from those assumptions.  In addition, continued activity in the viatical, stranger-owned and/or life settlement industry could cause the Company’s level of lapses to differ from its assumptions about persistency and lapses, which could negatively impact the Company’s performance.

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

The Company’s valuation of its investments, financial condition or results of operations could be adversely impacted by results that differ from its expectations or assumptions.

The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company’s investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company’s holdings of these types of securities. This could lead to potential future write-downs within the Company’s portfolio of mortgage-backed and asset-backed securities. In addition, expectations that the Company’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of its investments in corporate securities will perform worse than current expectations. Such events may lead the Company to recognize potential future write-downs within its portfolio of corporate securities. It is also possible that such unanticipated events would lead the Company to dispose of those certain holdings and recognize the effects of any market movements in its financial statements.

As a result of illiquid markets, the Company also makes certain assumptions when utilizing internal models to value certain of its investments. It is possible that actual results will differ from the Company’s assumptions. Such events could result in a material change in the value of the Company’s investments.

The use of reinsurance introduces variability in the Company’s statements of income.

The timing of premium payments to and receipt of expense allowances from reinsurers may differ from the Company’s receipt of customer premium payments and incurrence of expenses.  These timing differences introduce variability in certain components of the Company’s statements of income and may also introduce variability in the Company’s quarterly results.

The Company could be forced to sell investments at a loss to cover policyholder withdrawals.

Many of the products offered by the Company and its insurance subsidiaries allow policyholders and contract holders to withdraw their funds under defined circumstances.  The Company and its insurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support expected withdrawal demands and contract benefits and maturities.  While the Company and its life insurance subsidiaries own a significant amount of liquid assets, a certain portion of their assets are relatively illiquid.  If the Company or its subsidiaries experience unexpected withdrawal or surrender activity, the Company or its subsidiaries could exhaust their liquid assets and be forced to liquidate other assets, perhaps at a loss or on other unfavorable terms.  If the Company or its subsidiaries are forced to dispose of assets at a loss or on unfavorable terms, it could have an adverse effect on the Company’s financial condition.  The degree of the adverse effect could vary in relation to the magnitude of the unexpected surrender or withdrawal activity.

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

Changes in interest rates may also impact its business in other ways.  Lower interest rates may result in lower sales of certain of the Company’s insurance and investment products. Certain of the Company’s insurance and investment products guarantee a minimum credited interest rate, and the Company could become unable to earn its spread income should interest rates decrease significantly. The Company’s expectation for future spreads is an important component in the amortization of DAC and VOBA and significantly lower spreads may cause it to accelerate amortization, thereby reducing net income in the affected reporting period. Additionally, during periods of declining interest rates, life insurance and annuity products may be relatively more attractive investments to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency, or a higher percentage of insurance policies remaining in force from year to year during a period when the Company’s investments carry lower returns.

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income.  Higher interest rates may also increase the cost of debt and other obligations having floating rate or rate reset provisions and may result in lower sales of variable products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations.

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

Volatility in equity markets may discourage purchasers of variable separate account products, such as variable annuities, that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall.

Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporate various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income.

The amortization of deferred policy acquisition costs relating to variable products and the estimated cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits incorporate various assumptions about the overall performance of equity markets over certain time periods.  The rate of amortization of deferred policy acquisition costs and the cost of providing guaranteed minimum death benefits and guaranteed minimum withdrawal benefits could increase if equity market performance is worse than assumed.

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

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. The Company cannot predict the amount or timing of any future assessments.

The purchase of life insurance products is limited by state insurable interest laws, which in most jurisdictions require that the purchaser of life insurance name a beneficiary that has some interest in the sustained life of the insured.  To some extent, the insurable interest laws present a barrier to the life settlement, or “stranger-owned” industry, in which a financial entity acquires an interest in life insurance proceeds, and efforts have been made in some states to liberalize the insurable interest laws.  To the extent these laws are relaxed, the Company’s lapse assumptions may prove to be incorrect.

The Company cannot predict whether or when regulatory actions may be taken that could adversely affect the Company or its operations.  Interpretations of regulations by regulators may change and statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting or reserve requirements.

Although the Company and its subsidiaries are subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”).  State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal issue may change over time to the Company’s detriment, or that changes to the overall legal environment, even absent any change of interpretation by a particular regulator, may cause the Company to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to the Company’s practices that may, in some cases, limit its ability to grow and improve profitability.

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states.  Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.  As an example of both retroactive and prospective impacts, in late 2005, the NAIC approved an amendment to Actuarial Guideline 38, commonly known as AXXX, which interprets the reserve requirements for universal life insurance with secondary guarantees.  This amendment retroactively increased the reserve requirements for universal life insurance with secondary guarantee products issued after July 1, 2005.  This change to Actuarial Guideline 38 (“AG38”) also affected the profitability of universal life products sold after the adoption date.  The NAIC is continuing to study reserving methodology and has issued additional changes to AXXX and Regulation XXX, which have had the effect of modestly decreasing the reserves required for certain traditional and universal life policies that were issued on January 1, 2007 and later.  In addition, accounting and actuarial groups within the NAIC have studied whether to change the accounting standards that relate to certain reinsurance credits, and if changes were made, whether they should be applied retrospectively, prospectively only, or in a phased-in manner.  A requirement to reduce the reserve credits on ceded business, if applied retroactively, would have a negative impact on the statutory capital of the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter, pre-empting state law in certain respects to the regulation of reinsurance, and other matters. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. Additionally, completion of PLC’s proposed conversion into a Bank Holding Company would subject it to additional regulation, which could include restrictions on the Company’s business operations, by federal and state banking regulators and could impose additional capital requirements, restrictions on PLC’s business operations, or both.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products.  This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products.  To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company and its subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies.  For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products.  Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive.  Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products.  In addition, life insurance products are often used to fund estate tax obligations.  Legislation has been enacted that reduces and eventually eliminates the federal estate tax.  Under the legislation that has been enacted, the estate tax will be reinstated, in its entirety, in 2011 and thereafter.  Members of Congress have expressed a desire to modify the existing legislation, which modification could result in faster or more complete reduction or repeal of the estate tax.  If the estate tax is significantly reduced or eliminated, the demand for certain life insurance products could be adversely affected.  Additionally, the Company is subject to the federal corporation income tax.  The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted or whether such changes could adversely affect the Company.

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

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash.  The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains.  If it is determined that the deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a corresponding charge to net income.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. If future events differ from the Company’s current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on the Company’s results of operations, financial condition and capital position.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration.  Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments.

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

In connection with the Company’s discontinued Lender’s Indemnity product, it has discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and it has instituted litigation to establish the rights and liabilities of various parties.  A counterclaim in the litigation and separate related lawsuits have been filed by various parties (including the Chapter 11 Plan trustee) seeking to assert liability against the Company for various matters.  Claims that have been asserted against the Company in this litigation include alleged contractual claims, bad faith, claims with respect to policies for which premiums were not received by the Company, and recoupment based on a fraudulent transfer theory. The Company is vigorously defending these claims.  Although the Company cannot predict the outcome of any litigation, it does not believe that the outcome of these matters will have a material impact on the Company’s financial condition or results of operations.

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

Publicly held companies in general and the financial services industry in particular are sometimes the target of law enforcement investigations relating to the numerous laws that govern publicly held companies and the financial services and insurance business.  The Company cannot predict the impact of any such investigations on PLC, the Company or the industry.

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

The Company’s investments are subject to market, credit, legal and regulatory risks.  These risks could be heightened during periods of extreme volatility or disruption in financial and credit markets.

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

Significant continued financial and credit market volatility, changes in interest rates, credit spreads, credit defaults, real estate values, market illiquidity, declines in equity prices, acts of corporate malfeasance, ratings downgrades of the issuers or guarantors of these investments, and declines in general economic conditions, either alone or in combination, could have a material adverse impact on the Company’s results of operations, financial condition or cash flows through realized losses, impairments, changes in unrealized loss positions, and increased demands on capital.  In addition, market volatility can make it difficult for the Company to value certain of its assets, especially if trading becomes less frequent.  Valuations may include assumptions or estimates that may have significant period-to-period changes that could have an adverse impact on the Company’s results of operations or financial condition.

In addition, there are currently several proposals being considered by Congress and various agencies that would facilitate or require servicers of residential mortgage-backed securities (“RMBSs “) to modify the principal amount of, and/or restructure the amounts payable pursuant to, the residential mortgage loans underlying such securities.  Similarly, there are currently several proposals being considered by Congress, including Senate Bill 61, that would grant a bankruptcy court the ability to modify or restructure the payments owing on mortgage loans, which loan modifications could result in a discharge of underlying principal amounts.  To the extent a principal loss is imposed by a bankruptcy court (a so-called “cramdown”), under some RMBS structures, the loss would be allocated among the various tranches differently than would a loss resulting from foreclosure, and thus under some RMBS structures could have a disproportionate effect on the higher rated tranches.  The Company is unable to predict whether such proposals will be approved and, if so, what specific impact such proposals would have on its fixed income investment portfolio.  However, a reduction in the principal amount of the mortgage loans securing a RMBS in our portfolio could result in, among other things, a ratings downgrade of the individual RMBS, a reduction in the market value of the RMBS, and/or accelerated loss of principal on the RMBS.  The occurrence of these events could have a material adverse impact on the Company’s capital position for regulatory and other purposes, its business and its results of operations.

The Company may not realize its anticipated financial results from its acquisitions strategy.

The Company’s acquisitions have increased its earnings in part by allowing the Company to enter new markets and to position itself to realize certain operating efficiencies.  There can be no assurance, however, that suitable acquisitions presenting opportunities for continued growth and operating efficiencies, or capital to fund acquisitions, will continue to be available to the Company, or that the Company will realize the anticipated financial results from its acquisitions.

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

Additionally, in connection with its acquisitions, the Company assumes, or otherwise becomes responsible for the obligations of policies and other liabilities of other insurers.  Any regulatory, legal, financial, or other adverse development affecting the other insurer could also have an adverse effect on the Company.

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

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties.  For example, most of the Company’s products are sold through independent distribution channels, and variable annuity deposits are invested in funds managed by third parties.  Also, a substantial portion of the Chase Insurance Group acquisition business is being administered by third-party administrators.  Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company and its insurance subsidiaries cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  The Company may enter into third-party reinsurance arrangements under which the Company will rely on the third-party to collect premiums, pay claims, and/or perform customer service functions.  However, notwithstanding the transfer of related assets or other issues, the Company remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed.  Therefore, the failure, insolvency, or inability or unwillingness to pay under the terms of the reinsurance agreement with the Company of one or more of the Company’s reinsurers could negatively impact the Company’s earnings and financial position.

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

Recently, access to reinsurance has become more costly for the Company as well as the insurance industry in general.  This could have a negative effect on the Company’s ability to compete.  In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated.  The decreased number of participants in the life reinsurance market results in increased concentration of risk for insurers, including the Company.  If the reinsurance market further contracts, the Company’s ability to continue to offer its products on terms favorable to the Company could be adversely impacted.

In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. If such events cause a reinsurer to fail to meet its obligations, the Company would be adversely impacted.

The Company has implemented, and plans to continue to expand, a reinsurance program through the use of captive reinsurers.  Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business.  The success of the Company’s captive reinsurance program and related marketing efforts is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company.  If the captive reinsurance program is not successful, the Company’s ability to continue to offer its products on terms favorable to the Company would be adversely impacted.

The occurrence of computer viruses, network security breaches, disasters or other unanticipated events could affect the data processing systems of the Company or its business partners and could damage the Company’s business and adversely affect its financial condition and results of operations.

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

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, the Company’s computer systems may be inaccessible to its employees, customers or business partners for an extended period of time. Even if the Company’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.

The Company’s ability to grow depends in large part upon the continued availability of capital.

The Company has recently deployed significant amounts of capital to support its sales and acquisitions efforts.  An amendment to Actuarial Guideline 38 increased the reserve requirements for universal life insurance with secondary guarantees for products issued after July 1, 2005.  This amendment, along with the continued reserve requirements of Regulation XXX for traditional life insurance products, has caused the sale of these products to consume additional capital.  The Company’s future marketing plans are dependent on its ability to access financing solutions.  Continuing disruption of the credit markets, or the Company’s inability to access capital could have a negative impact on the Company’s ability to grow.  Although the Company believes it has sufficient capital to fund its immediate capital needs, the amount of capital available can vary significantly from period to period due to a variety of circumstances, some of which are neither predictable nor foreseeable, nor within the Company’s control.  A lack of sufficient capital could impair the Company’s ability to grow.

New accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact the Company.

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

In addition, the Company and its insurance subsidiaries are required to comply with statutory accounting principles (“SAP”).  SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting.  Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company, including one that relates to certain reinsurance credits, and some of which could positively impact the Company.  The NAIC is also currently working to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves.  The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company.  In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company and its insurance subsidiaries. Moreover, although in general with respect to regulations and guidelines, states defer to the interpretation of the insurance department of the state of domicile, neither the action of the domiciliary state nor action of the NAIC is binding on a state.  Accordingly, a state could choose to follow a different interpretation.  The Company can give no assurance that future changes to SAP or components of SAP  or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company.

The Company’s risk management policies and procedures could leave it exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.

The Company has developed risk management policies and procedures and expects to continue to enhance these in the future.  Nonetheless, the Company’s policies and procedures to identify, monitor, and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected.

These identified risks may not be the only risks facing the Company.  Additional risks and uncertainties not currently known to it, or that it currently deems to be immaterial, may adversely affect its business, financial condition and/or operating results.

Credit market volatility or disruption could adversely impact the Company’s financial condition or results from operations.

Significant volatility or disruption in credit markets could have an adverse impact in several ways on either the Company’s financial condition or results from operations.  Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in the Company’s investment portfolio.  Significant volatility and lack of liquidity in the credit markets could cause issuers of the fixed-income securities in the Company’s investment portfolio to default on either principal or interest payments on these securities.  Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within the Company’s investment portfolio.

The Company’s statutory surplus is also impacted by widening credit spreads as a result of the accounting for the assets and liabilities on its fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, the Company is required to use current crediting rates on U.S. Treasuries. In many capital market scenarios, current crediting rates on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, such as those the Company is now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in reductions in statutory surplus. This has resulted and may continue to result in the need to devote significant additional capital to support the product.

Volatility or disruption in the credit markets could also impact the Company’s ability to efficiently access financial solutions for purposes of issuing long term debt for financing purposes or obtain financial solutions for purposes of supporting certain traditional and universal life insurance products for capital management purposes or result in an increase in the cost of existing securitization structures.

The ability of the Company to implement financing solutions designed to fund a portion of statutory reserves on both the traditional and universal life blocks of business is dependent upon factors such as the ratings of the Company, the size of the blocks of business affected, the mortality experience of the Company, the credit market and other factors.  The Company cannot predict the continued availability of such solutions to the Company or the form that the market may dictate.  To the extent that such financing solutions are not available, the Company’s financial position could be adversely affected through impacts including, but not limited to, higher borrowing costs, surplus strain, lower sales capacity and possible reduced earnings expectations.

Disruption of the capital and credit markets could negatively affect the Company’s ability to meet its liquidity and financing needs.

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

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded, as has been the case recently, the Company may not be able, either directly or through PLC, to borrow or raise equity capital, or the cost of borrowing or raising equity capital may be prohibitively high.  If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able, either directly or through PLC, to borrow or raise capital, or from having to do so on unfavorable terms.  The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s credit ratings and the financial strength ratings of its insurance subsidiaries, and the possibility that customers, lenders, shareholders, ratings agencies or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

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

Continued deterioration of general economic conditions could result in a severe and extended economic recession, which could materially adversely affect the Company’s business and results of operations.

On December 1, 2008 the National Bureau of Economic Research officially declared that the United States economy has been in a recession since December of 2007. In addition, historical indicators of economic growth have continued to decline and currently show little or no sign of impending improvement. The U.S. Department of Labor announced in February of 2009 that the number of unemployed persons increased by 4.1 million, or 2.7%, since the recession began. Gross domestic product (“GDP”) fell by 3.8% in the fourth quarter of 2008. This decline represented the biggest drop since 1982. Concerns over a weakened labor market, inflation, the availability and cost of credit and continued declines in the housing market drove the consumer confidence index to a new all-time low in December. Economic conditions have continued to deteriorate in early 2009.

The Company has been adversely affected, to a significant extent, by these conditions. Among other effects, the Company incurred significant realized losses and impairments in its investment portfolio, with charges incurred as a result of mark-to-market and fair value accounting principles. These charges resulted in a net loss for the third and fourth quarters and the year. These conditions also led to severe downward pressure on PLC’s stock price during 2008.

The negative economic trends of 2008 may worsen in 2009, thus contributing to increased volatility and diminished expectations for the economy and markets going forward. This could result in a severe and extended economic recession characterized by protracted declines in business activity and consumer confidence. The Company cannot predict the duration of such a recession or, when the global economy improves, how long it will take to return to historically normal levels. The occurrence of a severe and extended economic recession could have a material adverse effect on the Company’s business and results of operations.

There can be no assurance that the actions of the U.S. Government or other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended effect.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of securities from financial institutions for the purpose of stabilizing financial markets.  Under EESA and the Troubled Asset Relief Program (“TARP”) Capital Purchase Plan (“CPP”), the U.S. Treasury has begun making equity investments in U.S. banks.  Treasury has the authority to expand its investments to include insurers under the program, and there are reports that Treasury is considering such action.  PLC has received approval from the Federal Reserve Board of Governors to become a bank holding company by acquiring the Bonifay Holding Company and its subsidiary, The Bank of Bonifay, in an effort to position itself to participate in the program in the event Treasury decides to include insurers. The Company cannot predict whether Treasury will include insurers in its program or, if it does, the criteria it will use in selecting participants. In addition, the Company cannot predict whether participation, or lack thereof, would be viewed positively or negatively. The Company also cannot predict what legal, regulatory or business restrictions Treasury may impose upon CPP participants, including subsidiaries. If Treasury fails to include insurers in its programs the Company could be at a competitive disadvantage as compared to other financial services companies. If Treasury fails to include PLC but includes its competitors, the Company could be at a competitive disadvantage within the business lines in which it competes. The Company cannot predict what other actions Treasury or other governmental and regulatory bodies may take, nor can there be any assurance as to the impact any governmental or regulatory actions will have on the financial markets, the economy, PLC or the Company.

The Company may not be able to protect its intellectual property and may be subject to infringement claims.

The Company relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property. Although the Company uses a broad range of measures to protect its intellectual property rights, third parties may infringe or misappropriate its intellectual property. The Company may have to litigate to enforce and protect its copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of the Company’s intellectual property assets could have a material adverse effect on its business and ability to compete.

The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company’s products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed a third-party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

An inability to access our credit facility could adversely affect the Company.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s credit and financial strength ratings and its ability to meet obligations, particularly in the current market when alternative sources of credit are either difficult to access or costly.  The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under these facilities is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facilities could restrict its ability to access this credit facility when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control.

Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and property and casualty companies. The RBC formula for life companies establishes capital requirements relating to insurance, business, asset and interest rate risks, including equity, interest rate and expense recovery risks associated with variable annuities and group annuities that contain death benefits or certain living benefits.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by the Company’s insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital its insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in its investment portfolio, the credit ratings of investments held in its portfolio, the value of certain derivative instruments, changes in interest rates and foreign currency exchange rates, credit market volatility, changes in consumer behavior, as well as changes to the NAIC RBC formula. Most of these factors are outside of the Company’s control. The Company’s financial strength and credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of its insurance company subsidiaries. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, ratings agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its RBC ratio. Also, in environments where there is not a correlative relationship between interest rates and spreads, the Company’s market value adjusted product can have a material adverse effect on the Company’s statutory surplus position.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Company’s home office is located at 2801 Highway 280 South, Birmingham, Alabama. The Company owns two buildings consisting of 310,000 square feet constructed in two phases. Building 1 was constructed in 1974 and Building 2 was constructed in 1982. Additionally, the Company leases a third 310,000 square-foot building constructed in 2004. Parking is provided for approximately 2,594 vehicles.

The Company leases administrative and marketing office space in 22 cities, including 21,667 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $6.2 million.

The Company believes its properties are adequate and suitable for the Company’s business as currently conducted and are adequately maintained.  The above properties do not include properties the Company owns for investment only.

Item 3.   Legal Proceedings

To the knowledge and in the opinion of management, there are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of our properties is the subject.  For additional information regarding legal proceedings see Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results included herein.

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

At December 31, 2008, approximately $2.2 billion of consolidated shareowners’ equity excluding net unrealized gains and losses on investments represented net assets of the Company’s insurance subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances.  Also, distributions, including cash dividends to PLC in excess of approximately $2.2 billion, would be subject to federal income tax at rates then effective.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends.  In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to PLC by the Company and its insurance subsidiaries in 2009 is estimated to be $176.8 million.

PL&A paid no dividends on its preferred stock in 2008 or 2007.  The Company and PL&A expect to pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.   Selected Financial Data

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$2,679,449	$2,723,208	$2,316,594	$1,944,796	$1,822,825
Reinsurance ceded	(1,568,770)	(1,585,399)	(1,362,722)	(1,208,864)	(1,124,651)
Net of reinsurance ceded	1,110,679	1,137,809	953,872	735,932	698,174
Net investment income	1,618,214	1,613,803	1,352,432	1,127,920	1,029,206
Realized investment gains (losses)
Derivative financial instruments	116,592	(274)	(21,555)	(31,819)	2,726
All other investments	(592,246)	4,804	101,864	37,934	30,771
Other income	85,092	85,759	96,944	67,066	55,783
Total revenues	2,338,331	2,841,901	2,483,557	1,937,033	1,816,660
Benefits and expenses	2,424,704	2,445,945	2,063,809	1,575,818	1,445,497
Income tax (benefit) expense	(32,215)	143,523	154,865	125,559	133,226
Change in accounting principle(1)	—	—	—	—	(15,801)
Net income (loss)	$(54,158)	$252,433	$264,883	$235,656	$222,136

(1)  Cumulative effect of change in accounting principle, net of income tax - amount in 2004 relates to SOP 03-1.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$39,501,637	$41,145,082	$39,175,857	$28,338,594	$26,571,210
Total stable value contracts and annuity account balances(2)	14,498,285	13,879,021	14,330,909	9,490,007	8,342,334
Total debt	—	—	—	—	2,202
Non-recourse funding obligations	1,505,000	1,375,000	425,000	125,000	—
Liabilities related to variable interest entities(3)	—	—	20,395	42,604	60,590
Shareowners’ equity	1,921,330	3,421,797	3,253,498	2,930,394	2,885,064

(2)  Includes stable value contract account balances and annuity account balances which do not pose significant mortality risk.

(3)  See Note 9, Debt and Other Obligations for additional information related to the elimination of this variable interest entity.

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

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For more information about the risks, uncertainties and other factors that could affect our future results, please refer to Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results included herein.

OVERVIEW

Our business

The Company and its subsidiaries provide financial services through the production, distribution, and administration of insurance and investment products.  Founded in 1907, we are the largest operating subsidiary of Protective Life Corporation (“PLC”). Unless the context otherwise requires, “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and our subsidiaries.

We operate several business segments, each having a strategic focus.  An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments in light of the segment reporting requirements prescribed by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and make adjustments to our segment reporting as needed.

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

•                  Life Marketing - We market level premium term insurance (“traditional”), universal life (“UL”), variable universal life, and bank-owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

•                  Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies.  The segment’s primary focus is on life insurance policies and annuity products sold to individuals.  In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies.  The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics.  Policies acquired through the Acquisition segment are “closed” blocks of business (no new policies are being marketed).  Therefore, earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

•                  Corporate and Other - This segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on capital) and a trading portfolio that was previously part of a variable interest entity.  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), and various investment-related transactions.

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

During recent years, the life reinsurance market continued the process of consolidation and tightening, resulting in a higher net cost of reinsurance for much of our life insurance business. We have also been challenged by changes in the reinsurance market which have impacted management of capital, particularly in our traditional life business which is required to hold reserves pursuant to the Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”). In response to these challenges, in 2005 we reduced our overall reliance on reinsurance by changing from coinsurance to YRT reinsurance arrangements for newly issued traditional life products. Additionally in 2005, for newly issued traditional life products, we increased, from $500,000 to $1,000,000, the amount of insurance we will retain on any one life. During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products. These YRT arrangements are utilized to limit our exposure to large claims, and are not a significant factor in capital management or the overall profitability of the business.

In order to fund the additional statutory reserves required as a result of these changes in our reinsurance arrangements, we established a surplus notes facility under which we issued an aggregate of $930.0 million of non-recourse funding obligations through December 2008. As of December 31, 2008, the aggregate amount of $930.0 million consisted of $130.0 million in aggregate principal amount of Series B Notes and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”). Of this amount, $130.0 million is eliminated at the PLC consolidated level. In addition, during 2007, we established a surplus notes facility relative to our universal life products. Under this facility, we issued $575 million of non-recourse funding obligations that will be used to fund statutory reserves required by Regulation XXX, as clarified by Actuarial Guideline 38 (commonly known as “AXXX”). We have received regulatory approval to issue additional series of our floating rate surplus notes up to an aggregate of $675 million principal amount. Our maximum retention for newly issued universal life products is $1,000,000.

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

EXECUTIVE SUMMARY

2008 was a year of tremendous challenge in the financial services industry.  A number of large financial institutions came close to failure or failed during the second half of 2008.  The banking and financial services industry continues to experience deterioration and a significant amount of multiple notch downgrades, including downgrades to below investment grade status.  Accordingly, mortgage-backed securities, asset-backed securities, and corporate debt securities have experienced significant loss in value.

In light of these events and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have increased our short-term investments; we have $345 million available capacity on our existing credit facility; we have access to the Federal Home Loan Bank (“FHLB”) for short-term borrowing; we have temporarily suspended offering new mortgage loan commitments; and we have eliminated purchases of below investment grade assets.  As of December 31, 2008, we held cash and short-term investments of $1.2 billion.

On December 1, 2008, the National Bureau of Economic Research officially declared that the United States economy has been in a recession since December of 2007. On December 16, 2008, the Federal Reserve Board of Governors (the “Fed”) cut its target range for federal funds to zero to 0.25%.  Treasury yield curve rates and LIBOR rates continued to decline in the fourth quarter.   Gross domestic product (“GDP”) fell by 3.8% in the fourth quarter of 2008. This decline represented the biggest drop since 1982. In addition, concerns over a weakened labor market, inflation, the availability and cost of credit and continued declines in the housing market drove the consumer confidence index to a new all-time low in December.  As asset prices continued to decline, interest rates continued to drop, global economies continued slowing, and expectations for any short-term improvement diminished, the financial markets experienced a surge in credit-rating downgrades, placing increased demands on capital requirements.

Given these circumstances, we have taken steps to strengthen our capital position in an effort to better position ourselves to absorb potential ratings downgrades and other-than-temporary impairments in our investment portfolio and other events that could strain our capital position. Among other things, we have limited purchases of new securities to those that have an National Association of Insurance Commissioners (“NAIC”) rating designation of 1; we have entered into intercompany reinsurance agreements that provide a more balanced mix of business at various insurance entities; certain PLC noninsurance subsidiaries have loaned securities to our holding company (“PLC”), which were then transferred to us through a capital contribution; and we have changed our statutory reserve methodology on a certain block of business from a mean to a mid-terminal basis.

Additionally, on January 15, 2009, the Fed announced its approval of PLC’s application to become a bank holding company by acquiring the Bonifay Holding Company (“BHC”) and its subsidiary, The Bank of Bonifay (the “Bank”). PLC’s acquisition of BHC and the Bank are contingent on, among other things, the receipt of all required regulatory and third-party approvals, PLC’s completion of satisfactory due diligence, the approval of the transaction by the stockholders of BHC, and PLC’s participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) authorized by the Emergency Economic Stabilization Act (the “EESA”). PLC cannot predict whether the Treasury Department will make the CPP available to life insurance companies, whether the CPP will be made available to PLC, or whether PLC will participate if it is made available.  Further, PLC cannot predict what actions the Treasury Department or other governmental or regulatory bodies may take, nor can there be any assurance as to the impact any governmental or regulatory action will have on the financial markets, the economy, or PLC’s results of operations and financial condition.

During the year ended December 31, 2008, our operating earnings decreased $52.6 million compared to the year ended December 31, 2007, primarily as a result of $48.6 million of mark-to-market losses recorded on our trading portfolio and a reduction in investment income during 2008 related to our securities and mortgage investment portfolios of $37.8 million.  These decreases were partially offset by a $39.6 million increase in operating income in our Stable Value segment.

Our net loss for the year ended December 31, 2008 was $54.2 million compared to net income of $252.4 million in the prior year.  The $306.6 million decrease was primarily the result of net realized losses of $475.6 million (including $116.6 million of gains related to derivatives, which were offset by $592.2 million of losses related to other investments) for the year ended December 31, 2008 compared to net realized gains of $4.5 million (including losses of $0.3 million related to derivatives and gains of $4.8 million related to other investments) for the year ended December 31, 2007, and were partially offset by the related tax effect.

Approximately $63.6 million and $1.0 million of the net realized losses for the years ended December 31, 2008 and 2007, respectively, related to a modified coinsurance (“Modco”) arrangement, under which the economic risks and benefits of the investments are passed to a third-party reinsurer. Excluding these realized losses, we experienced net realized losses of $412.0 million for the year ended December 31, 2008.  The 2008 losses were primarily the result of $311.6 million of other-than-temporary impairment charges related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac.  The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, the recent failure or near failure of a number of large financial service companies, downgrades in ratings, and interest rate changes. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.

During 2008, as a result of spread widening and fluctuations in interest rates, our unrealized loss position grew to $3.0 billion (prior to tax and DAC offset) and $1.6 billion after tax and DAC offsets.  This has caused a significant decrease in our GAAP equity balance.  While we do not believe that this level of losses will be realized, we cannot be certain when or what percentage of the positions will recover.  Until a material amount of these positions recover in value, we will continue to face pressure on our GAAP equity balance.

The effective tax rate for the year ended December 31, 2008 was approximately 37.3% compared to a rate of 36.2% for the same period in the prior year.  The effective tax rate in 2008 was higher than historical rates due to the relative percentage of tax permanent differences to total income in 2007 and total loss in 2008 (which was caused by realized losses on investment securities).

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

Costs of reinsurance presents challenges from both a new product pricing and capital management perspective.  In response to these challenges, during 2005 we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life and universal life products.  During 2008, we increased our retention limit to $2,000,000 on certain newly written traditional life and universal life products.  The securitization market for funding statutory reserves shut down in 2008 due to credit market disruptions.  This continued to strain our capital position as we rely on this market to support new and existing traditional life products.

Significant financial information related to each of our segments is included in “Results of Operations”.

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•                  exposure to the risks of natural disasters, pandemics, malicious and terrorist acts that could adversely affect our operations;

•                  computer viruses, network security breaches, disasters or other unanticipated events could affect our data processing systems or those of our business partners and could damage our business and adversely affect our financial condition and results of operations;

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

•                  our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses;

Financial environment

•                  interest rate fluctuations could negatively affect our spread income or otherwise impact our business;

•                  our investments are subject to market, credit, legal, and regulatory risks, which could be heightened during periods of extreme volatility or disruption in the financial and credit markets;

•                  equity market volatility could negatively impact our business;

•                  credit market volatility or disruption could adversely impact our financial condition or results from operations;

•                  our ability to grow depends in large part upon the continued availability of capital;

•                  we could be adversely affected by a ratings downgrade or other negative action by a ratings organization;

•                  a loss of policyholder confidence in us or our insurance subsidiaries could lead to higher than expected levels of policyholder surrenders and withdrawal of funds;

•                  we could be forced to sell investments at a loss to cover policyholder withdrawals;

•                  disruption of the capital and credit markets could negatively affect our ability to meet our liquidity and financing needs;

•                  difficult conditions in the economy generally could adversely affect our business and results from operations;

•                  continued deterioration of general economic conditions could result in a severe and extended economic recession, which could materially adversely affect our business and results from operations;

•                  there can be no assurance that the actions of the United States Government or other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended effect;

•                  we may be required to establish a valuation allowance against our deferred tax assets, which could materially adversely affect our results of operations, financial condition, and capital position;

•                  we could be adversely affected by an inability to access our credit facility;

•                  results that differ from expectations or assumptions could adversely impact our investment valuation, financial condition or our results of operations;

•                  the amount of statutory capital we have and must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly and is sensitive to a number of factors.

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

•                  new accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us;

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

•                  a ratings downgrade could adversely affect our ability to compete; and

•                  we may not be able to protect our intellectual property and could also be subject to infringement claims.

For more information about the risks, uncertainties, and other factors that could affect our future results, please see Exhibit 99 that is filed with this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities.  Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated financial statements.  A discussion of the various critical accounting policies is presented below.

Evaluation of Other-Than-Temporary Impairments - One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized investment losses equal to the difference between the fair value and cost or amortized cost basis of the security. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s yields assuming  that  the Company has the ability and intent to hold the securities to  maturity  or  recovery  and  that  future  expected  cash  flows on the securities can be properly estimated.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments.  Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities.  These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio.  Special attention is given to correlative risks within specific industries, related parties, and business markets.

For certain securitized financial assets with contractual cash flows including asset-backed securities (“ABS”), Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets” (“EITF Issue No. 99-20”), requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position, are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures that we consider. Based on our analysis, for the year ended December 31, 2008, we concluded that approximately $311.6 million, excluding $18.7 million of Modco related impairments, of pre-tax unrealized losses were other-than-temporarily impaired. There were no impairments for the year ended December 31, 2007. The impairments related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac, resulting in a charge to net realized investment losses.

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the Consolidated Financial Statements. As of December 31, 2008, we held $18.1 billion of available-for-sale investments, including $14.2 billion in investments with a gross unrealized loss of $3.2 billion.

Derivatives - We utilize derivative transactions primarily in order to reduce our exposure to interest rate risk, inflation risk, equity market risk, and currency exchange risk.  Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We employ a variety of methods for determining the fair value of our derivative instruments.  The fair values of swaps, interest rate swaptions, and options are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions.  These models include estimated volatility and interest rates in the determination of fair value where quoted market values are not available.  The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income (loss).  In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations.  As of December 31, 2008, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $267.8 million and $239.5 million, respectively.

Reinsurance - For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on our Consolidated Statements of Income (Loss).

The balance of the reinsurance is due from a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, could have a material adverse effect on our results of operations and financial condition.  As of December 31, 2008, our third-party reinsurance receivables amounted to $5.2 billion.  These amounts include ceded reserve balances and ceded benefit payments.

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

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs.  Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements.  For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements).  We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates.  To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For products subject to SFAS No. 60, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For products subject to SFAS No. 97, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed.  When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. For the year ended December 31, 2008, there were no changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances under SFAS No. 97.

Deferred acquisition costs and Value of business acquired - We incur significant costs in connection with acquiring new insurance business.  These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred and amortized over future periods.  The recovery of such costs is dependent on the future profitability of the related policies.  The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation.  These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract.  Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts.  As of December 31, 2008, we had deferred acquisition costs (“DAC”)/value of business acquired (“VOBA”) of $4.1 billion.

We had a DAC/VOBA asset of approximately $232.4 million related to our variable annuity product line with an account balance of $4.5 billion as of December 31, 2008.  These amounts include $54.3 million and $2.3 billion, respectively, of DAC/VOBA asset and account balances associated with the variable annuity business of the Chase

Insurance Group which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a modified coinsurance agreement.  We monitor the rate of amortization of DAC/VOBA associated with our variable annuity product line.  Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate.  The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with a reversion to the mean with no cap, reversion to the mean period of 6 years, and an amortization period of 25 years.  A recovery in equity markets, or the use of methodologies and assumptions that anticipate a recovery, results in lower amounts of amortization, and a worsening of equity markets results in higher amounts of amortization.  We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking”.

Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business.  Goodwill is tested for impairment at least annually.  We evaluate the carrying value of goodwill at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  We utilize a discounted cash flows model to assess the fair value of the reporting units. As of December 31, 2008 and 2007, we evaluated our goodwill and determined that the fair value had not decreased below the carrying value and no adjustment to impair goodwill was necessary in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets.  As of December 31, 2008, we had goodwill of $96.2 million.

In addition, in light of the decrease in PLC’s market capitalization (“market cap”) during the fourth quarter of 2008, we reviewed the underlying factors causing the market cap decrease to determine if the market cap fluctuation would be indicative of an additional factor to consider in our goodwill impairment testing, as such a decline in the market cap or market value of an entity’s securities may or may not be indicative of a triggering event which could require us to perform an interim or event-driven impairment analysis.

Our material goodwill balances are attributable to our business segments.  As previously noted, our operating segments’ discounted cash flows support the goodwill balance as of December 31, 2008.  In our view, the reduction in market cap is primarily attributable to illiquidity of credit markets and capital markets, concern related to our investment portfolio’s unrealized loss positions, impairments recognized during 2008, and an overall fear of the capital levels and potential economic impacts to financial services companies.  These factors primarily impact us at a corporate level, and largely within the Corporate and Other segment.  We monitor the aggregate fair value of our reporting units as a comparison to PLC’s overall market capitalization.  During 2008, we believe the factors that led to the decline in market cap primarily impacted us at a corporate level, and largely within the Corporate and Other segment, which does not carry a material balance of goodwill, as opposed to impacting the prescribed and inherent fair values of our other operating segments and reporting units.  As a result, in our view, the decrease in PLC’s market cap does not invalidate our discounted cash flow results.

Insurance liabilities and reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions.  Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims.  Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain.  We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.  In addition, effective January 1, 2007, we adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), related to our equity indexed annuity product. SFAS No. 155 requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations.  As a result of the adoption of SFAS No. 157 at January 1, 2008, we made certain modifications to the method used to determine fair value for our liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, our credit rating and other market considerations.  As of December 31, 2008, we had total policy liabilities and accruals of $18.2 billion.

Guaranteed minimum death benefits - We also establish liabilities for guaranteed minimum death benefits (“GMDB”) on our variable annuity products.  The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets.  We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Future declines in the equity market would increase our GMDB liability.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  Our GMDB as of December 31, 2008, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.  As of December 31, 2008, our net GMDB liability held was $1.2 million.

Guaranteed minimum withdrawal benefits - We also establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products.  The GMWB is valued in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) which utilizes the valuation technique prescribed by FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which requires the liability to be marked-to-market using current implied volatilities for the equity indices.  The methods used to estimate the liabilities employ assumptions, about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility.  We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  As of December 31, 2008, our net GMWB liability held was $33.4 million.

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

Deferred taxes and uncertain tax positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes.  Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized.  Under accounting principles generally accepted in the United States (“U.S. GAAP”), we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level within each tax jurisdiction, consistent with our filed tax returns.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies.  The determination of the allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.  FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN No. 48”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in an income tax return and provides guidance on disclosure.  Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from a given tax return position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that tax position.  In making this analysis, we must assume that the taxing authority is fully informed of all of the facts regarding this issue.  Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions, and specific industry and market conditions.

Contingent liabilities - The assessment of potential obligations for tax, regulatory, and litigation matters inherently involves a variety of estimates of potential future outcomes.  We make such estimates after consultation with our advisors and a review of available facts.  However, there can be no assurance that future outcomes will not differ from management’s assessments.

RESULTS OF OPERATIONS

In the following discussion, segment operating income (loss) is defined as income (loss) before income tax excluding net realized investment gains and losses (net of the related DAC and VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle.  Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss).  Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed.  Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of our results of operations by highlighting the income (loss) attributable to the normal, recurring operations of our business.  However, segment operating income (loss) should not be viewed as a substitute for U.S. GAAP net income (loss).  In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income (loss):

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$186,179	$166,552	$172,247	11.8%	(3.3)%
Acquisitions	136,479	129,247	104,534	5.6	23.6
Annuities	15,528	21,102	23,014	(26.4)	(8.3)
Stable Value Products	89,811	50,231	47,073	78.8	6.7
Asset Protection	20,129	29,525	7,788	(31.8)	n/m
Corporate and Other	(99,292)	4,784	4,761	n/m	0.5
Total segment operating income	348,834	401,441	359,417	(13.1)	11.7
Realized investment gains (losses) - investments(1)(3)	(593,094)	(5,283)	79,166
Realized investment gains (losses) - derivatives(2)	157,887	(202)	(18,835)
Income tax benefit (expense)	32,215	(143,523)	(154,865)
Net income (loss)	$(54,158)	$252,433	$264,883	n/m	(4.7)

(1) Realized investment gains (losses) - investments(3)	$(592,246)	$4,804	$101,864
Less: participating income from real estate ventures	—	6,857	13,494
Less: related amortization of DAC	848	3,230	9,204
	$(593,094)	$(5,283)	$79,166

(2) Realized investment gains (losses) - derivatives	$116,592	$(274)	$(21,555)
Less: settlements on certain interest rate swaps	(324)	(4)	27
Less: derivative activity related to certain annuities	(40,971)	(68)	(2,747)
	$157,887	$(202)	$(18,835)

(3) Includes other-than-temporary impairments of $311.6 million for the year ended December 31, 2008.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

The net loss for the year ended December 31, 2008 included a $52.6 million, or 13.1%, decrease in segment operating income. The decrease was related to a $104.1 million decrease in operating losses in the Corporate and Other segment, a $9.4 million decrease in the Asset Protection segment and a $5.6 million decrease in the Annuities segment.  These decreases were partially offset by a $39.6 million increase in operating earnings in the Stable Value segment, a $19.6 million increase in the Life Marketing segment and a $7.2 million increase in the Acquisitions segment.  Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment reduced operating earnings by $67.8 million for the year ended December 31, 2008.

We experienced net realized losses of $475.6 million for the year ended December 31, 2008, versus net realized gains of $4.5 million for the same period of 2007. The losses realized for the year ended December 31, 2008 were primarily caused by $311.6 million of other-than-temporary impairment charges related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac.  These losses were partially offset by mark-to-market gains of $212.9 million on embedded derivatives related to reinsurance arrangements.

•                  Life Marketing segment operating income was $186.2 million for the year ended December 31, 2008, representing an increase of $19.6 million, or 11.8%, from the year ended December 31, 2007.  The increase was primarily due to favorable prospective unlocking of $8.8 million in the third quarter of 2008, higher investment income, lower operating expenses and more favorable mortality in 2008 compared to 2007.

•                  Acquisitions segment operating income was $136.5 million, representing an increase of $7.2 million, or 5.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

•                  Annuities segment operating income was $15.5 million for the year ended December 31, 2008, representing a decrease of $5.6 million, or 26.4%, compared to the year ended December 31, 2007, which included $19.2 million of negative fair value changes, including $2.5 million on the equity indexed annuity product and $16.7 million on embedded derivatives associated with the variable annuity GMWB rider related to current market conditions. In addition, unfavorable mortality in the segment’s SPIA block reduced earnings by $4.5 million, as compared to the year ended December 31, 2007. These decreases were partially offset by wider spreads and the continued growth of the SPDA and market value adjusted (“MVA”) lines, which accounted for a $6.2 million and a $6.3 million increase in earnings, respectively.

•                  Stable Value Products segment operating income was $89.8 million and increased $39.6 million, or 78.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase in operating earnings resulted from the combination of higher average balances, a higher operating spread and lower liability costs.  In addition, $9.4 million in other income was generated from the early retirement of funding agreements backing medium-term notes.  Higher operating spreads and lower liability costs resulted from increased sales of attractively priced institutional funding agreements. As a result, the operating spread increased 46 basis points to 147 basis points during the year ended December 31, 2008, compared to an operating spread of 101 basis points during the year ended December 31, 2007.

•                  Asset Protection segment operating income was $20.1 million, representing a decrease of $9.4 million, or 31.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Earnings from core product lines decreased $8.8 million, or 28.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Within the segment’s core product lines, service contract earnings declined $6.0 million, or 24.8%, compared to the prior year. The service contract line was unfavorably impacted by weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.1 million, or 2.8%, compared to the prior year, while earnings from other products declined $3.3 million. The decline in other products related primarily to lower volume in the IPP line, resulting from the loss of a significant customer.

•                  Corporate and Other segment operating loss declined $104.1 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to negative mark-to-market adjustments of $48.6 million on a $341.4 million portfolio of securities designated for trading acquired during 2008. In addition, the segment experienced lower participating mortgage income of $29.9 million and lower prepayment fee income of $7.9 million compared to the prior year in the securities and mortgage investment portfolios due to the current economic environment.

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

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,500,566	$1,453,027	$1,327,865	3.3%	9.4%
Reinsurance ceded	(924,026)	(913,250)	(906,590)	1.2	0.7
Net premiums and policy fees	576,540	539,777	421,275	6.8	28.1
Net investment income	349,591	323,536	306,898	8.1	5.4
Other income	940	1,073	4,006	(12.4)	(73.2)
Total operating revenues	927,071	864,386	732,179	7.3	18.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	704,955	635,063	535,940	11.0	18.5
Amortization of deferred policy acquisition costs	94,422	106,094	60,227	(11.0)	76.2
Other operating expenses	(58,485)	(43,323)	(36,235)	35.0	19.6
Total benefits and expenses	740,892	697,834	559,932	6.2	24.6
OPERATING INCOME	186,179	166,552	172,247	11.8	(3.3)
INCOME BEFORE INCOME TAX	$186,179	$166,552	$172,247	11.8	(3.3)

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Sales By Product
Traditional	$99,202	$145,317%	$145,380	(31.7)%	(0.0)%
Universal life	52,832	75,763	75,715	(30.3)	0.1
Variable universal life	5,667	7,685	6,524	(26.3)	17.8
	$157,701	$228,765	$227,619	(31.1)	0.5
Sales By Distribution Channel
Brokerage general agents	$89,295	$138,258	$133,995	(35.4)	3.2
Independent agents	33,101	39,261	40,762	(15.7)	(3.7)
Stockbrokers / banks	30,546	36,356	35,748	(16.0)	1.7
BOLI / other	4,759	14,890	17,114	(68.0)	(13.0)
	$157,701	$228,765	$227,619	(31.1)	0.5
Average Life Insurance In-force(1)
Traditional	$473,029,668	$432,662,417	$380,212,243	9.3	13.8
Universal life	52,760,473	52,607,678	50,296,333	0.3	4.6
	$525,790,141	$485,270,095	$430,508,576	8.3	12.7
Average Account Values
Universal life	$5,270,175	$5,001,487	$4,744,606	5.4	5.4
Variable universal life	309,437	335,447	277,988	(7.8)	20.7
	$5,579,612	$5,336,934	$5,022,594	4.5	6.3

Traditional Life Mortality Experience(2)	$13,104	$8,701	$(5,493)
Universal Life Mortality Experience(2)	$5,136	$3,453	$1,577

(1)	Amounts are not adjusted for reinsurance ceded.

(2)

Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts. Excludes results related to the Chase Insurance Group, which was acquired in the third quarter of 2006 and excludes results related to the BOLI product line.

Operating expenses detail

Certain reclassifications have been made in the previously reported amounts to make the prior period amounts comparable to those of the current period.  Such reclassifications had no effect on previously reported total operating expenses.  Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Insurance Companies:
First year commissions	$192,773	$262,054	$249,484	(26.4)%	5.0%
Renewal commissions	38,465	37,768	37,308	1.8	1.2
Marketing Companies	(8)	609	5,873	(101.3)	(89.6)
First year ceding allowances	(19,055)	(18,804)	(38,141)	1.3	(50.7)
Renewal ceding allowances	(229,042)	(233,304)	(221,092)	(1.8)	5.5
General & administrative	158,250	179,920	168,068	(12.0)	7.1
Taxes, licenses, and fees	29,803	32,928	27,798	(9.5)	18.5
Other operating expenses incurred	171,186	261,171	229,298	(34.5)	13.9
Less: commissions, allowances & expenses capitalized	(229,671)	(304,494)	(265,533)	(24.6)	14.7
Other operating expenses	(58,485)	(43,323)	(36,235)	35.0	19.6

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Segment operating income

Operating income was $186.2 million for the year ended December 31, 2008, representing an increase of $19.6 million, or 11.8%, from the year ended December 31, 2007.  The increase was primarily due to favorable prospective unlocking of $8.8 million in the third quarter of 2008, higher investment income, lower operating expenses and more favorable mortality in 2008 compared to 2007.

Operating revenues

Total revenues for the year ended December 31, 2008 increased $62.7 million, or 7.3%, compared to the year ended December 31, 2007. This increase was the result of higher premiums and policy fees in the segment’s traditional line and higher investment income due to increases in in-force volume and higher overall yields.

Net premiums and policy fees

Net premiums and policy fees increased by $36.8 million, or 6.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to an increase in retention levels on certain traditional life products. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  During 2008, we increased our retention limit to $2,000,000 on certain of our traditional life and universal life products.

Net investment income

Net investment income in the segment increased $26.1 million, or 8.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase reflects the growth related to traditional and universal life liabilities.

Other income

Other income decreased $0.1 million, or 12.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. The reduction was due to reduced activity in a direct marketing subsidiary.

Benefits and settlement expenses

Benefits and settlement expenses increased by $69.9 million, or 11.0%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007, due to growth in life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values. Changes to assumptions, from our annual DAC unlocking process, resulted in an adjustment which increased the benefits and settlements expense by $14.4 million in the third quarter of 2008, which was offset by a decrease of $23.2 million in the DAC amortization line. The estimated mortality impact to earnings, related to traditional and universal life products, for the year ended December 31, 2008 was favorable by $18.2 million, and was approximately $6.1 million more favorable than the estimated mortality impact on earnings for the year ended December 31, 2007.

Amortization of DAC

DAC amortization decreased $11.7 million, or 11.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization. The periodic review and updating of assumptions is referred to as “unlocking”. DAC amortization for the Life Marketing segment was reduced by $23.2 million in the third quarter of 2008 primarily due to favorable DAC unlocking in the universal life block, partially offset by unfavorable unlocking in BOLI.

Other operating expenses

Other operating expenses decreased $15.2 million, or 35.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Reduced operating expenses resulted from consolidating operations and lower sales volume.

Sales

Sales for the segment decreased $71.1 million, or 31.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, due to a decline in sales across product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products at the beginning of 2008 and less favorable market conditions. Universal life sales declined $22.9 million, or 30.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to competitive pressures in all channels and less favorable market conditions. In addition, BOLI sales are subject to significant fluctuation and were $10.1 million lower for the year ended December 31, 2008 compared to the year ended December 31, 2007.

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

Net premiums and policy fees

Net premiums and policy fees grew by $118.5 million, or 28.1%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, due in part to the growth in both traditional and universal life insurance in-force achieved over the last several quarters combined with an increase in retention levels on certain traditional life products.  Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later.)  In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results.  Our maximum retention level for newly issued universal life products was generally $1,000,000.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on SFAS No. 97 business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact SFAS No. 97 DAC amortization.  Deferred reinsurance allowances on SFAS No. 60 business are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force.  Thus, deferred reinsurance allowances on SFAS No. 60 policies impact SFAS No. 60 DAC amortization.  A more detailed discussion of the accounting for reinsurance allowances can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(924,026)	$(913,250)	$(906,590)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(981,646)	(985,829)	(958,093)
Amortization of deferred policy acquisition costs	(55,415)	(61,050)	(49,914)
Other operating expenses (1)	(144,003)	(138,730)	(132,775)
Total benefits and expenses	(1,181,064)	(1,185,609)	(1,140,782)

NET IMPACT OF REINSURANCE (2)	$257,038	$272,359	$234,192

Allowances received	$(248,097)	$(252,108)	$(259,233)
Less: Amount deferred	104,094	113,378	126,458
Allowances recognized (ceded other operating expenses) (1)	$(144,003)	$(138,730)	$(132,775)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

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

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Premiums and policy fees ceded had been rising over a number of years with increases in our in-force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in our traditional life product lines. Instead of generally ceding 90% of new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million). This had the effect of reducing reinsurance on new policies issued. The increase in ceded premiums above for the year ended December 31, 2008 compared to the year ended December 31, 2007, was caused primarily by growth in ceded universal life premiums and policy fees of $29.0 million.

Ceded benefits and settlement expenses were lower for the year ended December 31, 2008 compared to the year ended December 31, 2007, as lower increases in ceded reserves more than offset an increase in ceded claims. Traditional ceded benefits decreased $90.1 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 as a smaller increase in ceded reserves more than offset higher ceded death benefits. Universal life ceded benefits increased $87.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to higher ceded claims and a higher change in ceded reserves associated with growth in the business throughout the year and unlocking in the third quarter of 2008. Ceded universal life claims were $18.5 million higher for the year ended December 31, 2008 compared to the year ended December 31, 2007. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment’s overall variations in death benefits incurred.

Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2008 compared to 2007. For the year ended December 31, 2008, traditional ceded amortization decreased as a result of continued runoff of pre-2005 term business, which had higher capitalized allowances than business currently being sold. This was partially offset by a small amount of increased ceded amortization in universal life.

Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received for the year ended December 31, 2008 increased slightly from 2007 as increases associated with growth in the universal life line more than offset decreases associated with the change in our term life reinsurance strategy. Term allowances have decreased since mid-2005 as new YRT reinsurance replaces the 90% coinsured business. For the year ended December 31, 2008 term allowances received decreased compared to 2007.

For The Year Ended December 31, 2007 compared to The Year Ended December 31, 2006

The increase in ceded premiums for the year ended December 31, 2007 compared to the year ended December 31, 2006, was caused primarily by growth in ceded universal life premiums and policy fees of $24.7 million.

Ceded benefits and settlement expenses were higher for the year ended December 31, 2007 compared to the year ended December 31, 2006, as higher ceded claims more than offset a lower increase in ceded reserves. Traditional ceded benefits increased $10.6 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 as higher ceded death benefits more than offset a smaller increase in ceded reserves. Universal life ceded benefits increased $13.4 million for the year ended December 31, 2007 compared to the year ended December 31, 2006 due to higher ceded claims, more than offsetting a lower change in ceded reserves associated with higher 2006 sales.

Ceded universal life claims were $57.5 million higher for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Ceded amortization of deferred policy acquisitions costs increased for the year ended December 31, 2007 compared to the year ended December 31, 2006. For the year ended December 31, 2007, traditional ceded amortization decreased as a result of continued runoff of pre-2005 term business, which had higher capitalized allowances than business currently being sold. This was more than offset by increased ceded amortization in universal life primarily due to unlocking in 2006.

Total allowances received for the year ended December 31, 2007 increased slightly from 2006 as increases associated with growth in the universal life line more than offset decreases associated with the change in our term life reinsurance strategy.  For the year ended December 31, 2007 term allowances received decreased compared to 2006.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$764,438	$810,696	$514,571	(5.7)%	57.5%
Reinsurance ceded	(487,698)	(510,540)	(256,311)	(4.5)	99.2
Net premiums and policy fees	276,740	300,156	258,260	(7.8)	16.2
Net investment income	530,028	578,965	413,636	(8.5)	40.0
Other income	6,735	9,462	6,038	(28.8)	56.7
Total operating revenues	813,503	888,583	677,934	(8.4)	31.1
Realized gains (losses) - investments	(306,581)	(2,772)	73,881
Realized gains (losses) - derivatives	209,800	6,622	(45,165)
Total revenues	716,722	892,433	706,650
BENEFITS AND EXPENSES
Benefits and settlement expenses	580,271	633,971	494,533	(8.5)	28.2
Amortization of deferred policy acquisition costs and value of business acquired	75,608	77,158	52,038	(2.0)	48.3
Other operating expenses	21,145	48,207	26,829	(56.1)	79.7
Operating benefits and expenses	677,024	759,336	573,400	(10.8)	32.4
Amortization of DAC / VOBA related to realized gains (losses) - investments	(1,224)	2,081	6,776
Total benefits and expenses	675,800	761,417	580,176	(11.2)	31.2
INCOME BEFORE INCOME TAX	40,922	131,016	126,474	(68.8)	3.6
Less: realized gains (losses)	(96,781)	3,850	28,716
Less: related amortization of DAC	1,224	(2,081)	(6,776)
OPERATING INCOME	$136,479	$129,247	$104,534	5.6	23.6

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$211,085,105	$226,590,927	$235,299,391	(6.8)%	(3.7)%
Universal life	30,142,339	32,026,221	33,241,672	(5.9)	(3.7)
	$241,227,444	$258,617,148	$268,541,063	(6.7)	(3.7)
Average Account Values
Universal life	$2,942,528	$3,030,836	$3,098,263	(2.9)	(2.2)
Fixed annuity(2)	4,422,212	5,186,782	5,419,865	(14.7)	(4.3)
Variable annuity	171,758	195,867	193,616	(12.3)	1.2
	$7,536,498	$8,413,485	$8,711,744	(10.4)	(3.4)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	6.06%	6.08%	6.34%
Interest credited to policyholders	4.14	4.11	4.11
Interest spread	1.92%	1.97%	2.23%

Mortality Experience(3)	$3,558	$2,936	$3,127

(1)	Amounts are not adjusted for reinsurance ceded.

(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)	Represents the estimated pretax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase Insurance Group, which was acquired in the third quarter of 2006.

(4)

Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.34%, 6.25% and 6.49%, respectively, for the year ended  December 31, 2008, December 31, 2007, and December 31, 2006.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Segment operating income

Operating income increased $7.2 million, or 5.6%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to lower operating expenses on the Chase Insurance Group block and improved mortality results, partially offset by expected runoff of the block of business.

Revenues

Net premiums and policy fees decreased $23.4 million, or 7.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to the runoff of the acquired blocks.  Net investment income decreased $48.9 million, or 8.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to a decline in annuity account values in the Chase Insurance Group block, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $85.6 million, or 11.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The decrease related primarily to the runoff of the acquired blocks, fluctuations in mortality, and lower operating expenses.

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

Benefits and expenses

Benefits and settlement expenses increased $139.4 million, or 28.2%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase related to the Chase Insurance Group acquisition which contributed $373.8 million to benefits and settlement expenses during 2007, compared to $228.5 million in the prior year.  The Chase Insurance Group acquisition resulted in $21.8 million of additional DAC/VOBA amortization for the year ended December 31, 2007, driving the increase in this line item.  Other operating expense increased $21.4 million, or 79.7%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, and related to the Chase Insurance Group acquisition, which contributed $21.0 million of additional expenses in 2007.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(487,698)	$(510,540)	$(256,311)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(410,950)	(424,913)	(123,080)
Amortization of deferred policy acquisition costs	(23,299)	(20,119)	(3,486)
Other operating expenses	(71,057)	(108,735)	(54,096)
Total benefits and expenses	(505,306)	(553,767)	(180,662)

NET IMPACT OF REINSURANCE	$17,608	$43,227	$(75,649)

The segment’s reinsurance programs do not materially impact the other income line of the income statement. In addition, net investment income generally has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. For business ceded under modified coinsurance arrangements, the amount of investment income attributable to the assuming company is included as part of the overall change in policy reserves and, as such, is reflected in benefit and settlement expenses. The net investment income impact to us and the assuming companies has not been quantified as it is not fully reflected in our consolidated financial statements.

The net impact of reinsurance decreased $25.6 million, or 59.3%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, as a result of fluctuations in ceded claim volume, amortization of deferred acquisition costs related to the claim fluctuations, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.

The net impact of reinsurance increased $118.9 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, as a result of the Chase Insurance Group acquisition in 2006.

Annuities

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,538	$34,163	$32,074	1.1%	6.5%
Reinsurance ceded	(206)	—	—	n/m	n/m
Net premiums and policy fees	34,332	34,163	32,074	0.5	6.5
Net investment income	347,522	267,258	225,063	30.0	18.7
Realized gains (losses) - derivatives	(40,971)	(68)	(2,747)	n/m	(97.5)
Other income	10,810	9,255	8,749	16.8	5.8
Total operating revenues	351,693	310,608	263,139	13.2	18.0
Realized gains (losses) - investments	(12,917)	2,008	4,697
Total revenues	338,776	312,616	267,836	8.4	16.7
BENEFITS AND EXPENSES
Benefits and settlement expenses	310,800	240,210	191,238	29.4	25.6
Amortization of deferred policy acquisition costs and value of business acquired	(1,456)	26,536	25,444	n/m	4.3
Other operating expenses	26,821	22,760	23,443	17.8	(2.9)
Operating benefits and expenses	336,165	289,506	240,125	16.1	20.6
Amortization of DAC / VOBA related to realized gains (losses) - investments	2,072	1,149	2,428
Total benefits and expenses	338,237	290,655	242,553	16.4	19.8
INCOME BEFORE INCOME TAX	539	21,961	25,283	(97.5)	(13.1)
Less: realized gains (losses)	(12,917)	2,008	4,697
Less: related amortization of DAC	(2,072)	(1,149)	(2,428)
OPERATING INCOME	$15,528	$21,102	$23,014	(26.4)	(8.3)

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Sales
Fixed annuity	$2,160,156	$1,193,942	$878,178	80.9%	36.0%
Variable annuity	452,409	472,482	322,762	(4.2)	46.4
	$2,612,565	$1,666,424	$1,200,940	56.8	38.8
Average Account Values
Fixed annuity(1)	$5,630,864	$4,410,821	$3,608,819	27.7	22.2
Variable annuity	2,378,296	2,677,749	2,399,832	(11.2)	11.6
	$8,009,160	$7,088,570	$6,008,651	13.0	18.0
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.12%	5.98%	6.17%
Interest credited to policyholders	4.96	5.34	5.32
Interest spread	1.16%	0.64%	0.85%

	For The Year Ended December 31,			Change
	2008	2007	2006	2008		2007
GMDB - Net amount at risk(3)	$779,850	$112,389	$93,888	n/m	%	19.7%
GMDB Reserves	782	291	1,784	n/m		(83.7)
GMWB Reserves	33,415	540	—	n/m		n/m
Account value subject to GMWB rider	342,675	122,637	—	n/m		n/m
S&P 500® Index	903	1,468	1,418	(38.5)		3.5

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Segment operating income

Operating income decreased $5.6 million, or 26.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, which included $19.2 million of negative fair value changes, including $2.5 million on the equity indexed annuity product and $16.7 million on embedded derivatives associated with the variable annuity GMWB rider related to current market conditions. In addition, unfavorable mortality in the segment’s SPIA block reduced earnings by $4.5 million, as compared to the year ended December 31, 2007.  These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines which accounted for a $6.2 million increase in earnings and a $6.3 million increase in earnings, respectively.

Operating revenues

Segment operating revenues increased $41.1 million, or 13.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to an increase in net investment income.  Average account balances grew 13.0% for the year ended December 31, 2008, resulting in higher investment income.  The additional income resulting from the larger account balances was partially reduced for the year ended December 31, 2008 by losses on derivatives.  The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and expenses

Operating benefits and expenses increased $46.7 million, or 16.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  This increase was primarily the result of higher credited interest and unfavorable SPIA mortality fluctuations.  Mortality was unfavorable by $15.1 million for the year ended December 31, 2008 compared to unfavorable mortality of $10.6 million for the year ended December 31, 2007, an unfavorable change of $4.5 million.  The unfavorable mortality variances primarily relate to sales of large SPIA cases.  These amounts were partially offset by a favorable unlocking change of $2.7 million for the year ended December 31, 2008.  Unfavorable unlocking of $0.2 million was recorded by the segment during the year ended December 31, 2007.

Amortization of DAC

The decrease in DAC amortization (not related to realized capital gains and losses) for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to fair value losses on the variable annuity line. This was offset by higher DAC amortization in other annuity lines of business. We periodically review and update as appropriate our key assumptions including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads.  Changes to these assumptions result in adjustments which increase or decrease DAC amortization.  The periodic review and updating of assumptions is referred to as “unlocking”.  DAC amortization for the Annuities segment decreased by $28.0 million primarily due to negative fair value changes in the variable annuity line which resulted in a favorable change in DAC amortization of $35.7 million.
Favorable DAC unlocking of $8.2 million was recorded in the MVA annuity line and $0.9 million of favorable unlocking was recorded in the SPDA line, which were partially offset by unfavorable unlocking of $8.8 million in the variable annuity line. Favorable DAC unlocking of $2.9 million was recorded by the segment for the year ended December 31, 2007.

Sales

Total sales increased $946.1 million, or 56.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Sales of fixed annuities increased $966.2 million, or 80.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase in fixed annuity sales was driven by increased sales in the SPDA, MVA, and immediate annuity lines. The increase in SPDA sales primarily reflects our favorable competitive positioning versus our competitors’ pricing in the bank channel. MVA sales continued to be strong in 2008 primarily due to the higher interest rate environment. The continuation of new annuity sales through the Chase distribution system contributed $574.3 million in fixed annuity sales for the year ended December 31, 2008 compared to $379.5 million for the year ended December 31, 2007.  Sales of variable annuities decreased $20.1 million, or 4.2%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to weaker demand caused by unfavorable equity markets.

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

Sales

Total sales increased $465.5 million, or 38.8%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Sales of fixed annuities increased $315.8 million, or 36.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The continuation of new annuity sales through the former Chase distribution system contributed $379.5 million in fixed annuity sales in 2007.  Sales of variable annuities increased $149.7 million, or 46.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in variable annuity sales is primarily due to the addition of a new guaranteed minimum withdrawal benefit rider to our variable annuity product, which was launched in May 2007, and our continued efforts to increase the wholesaling distribution.  A general decline in the equity markets has increased the net amount at risk with respect to guaranteed minimum death benefits by 19.7% as of December 31, 2007 compared to December 31, 2006.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
REVENUES
Net investment income	$328,353	$300,201	$325,653	9.4%	(7.8)%
Other income	9,360	—	—	n/m
Realized gains (losses)	(6,427)	1,394	1,161	n/m
Total revenues	331,286	301,595	326,814	9.8	(7.7)
BENEFITS AND EXPENSES
Benefits and settlement expenses	237,608	241,460	269,851	(1.6)	(10.5)
Amortization of deferred policy acquisition costs	4,467	4,199	4,438	6.4	(5.4)
Other operating expenses	5,827	4,311	4,291	35.2	0.5
Total benefits and expenses	247,902	249,970	278,580	(0.8)	(10.3)
INCOME BEFORE INCOME TAX	83,384	51,625	48,234	61.5	7.0
Less: realized gains (losses)	(6,427)	1,394	1,161
OPERATING INCOME	$89,811	$50,231	$47,073	78.8	6.7

The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Sales
GIC	$166,284	$132,800	$294,100	25.2%	(54.8)%
GFA - Direct Institutional	1,061,651	182,179	—	n/m	n/m
GFA - Registered Notes - Institutional	450,000	525,000	—	(14.3)	n/m
GFA - Registered Notes - Retail	290,848	86,666	139,826	n/m	(38.0)
	$1,968,783	$926,645	$433,926	n/m	n/m

Average Account Values	$5,443,382	$5,006,929	$5,751,796	8.7	(13.0)

Operating Spread
Net investment income yield	5.98%	6.04%	5.78%
Interest credited	4.33	4.86	4.79
Operating expenses	0.18	0.17	0.15
Operating spread	1.47%	1.01%	0.84%

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Segment operating income

Operating income increased $39.6 million, or 78.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase in operating earnings resulted from the combination of higher average balances, a higher operating spread and lower liability costs.  In addition, $9.4 million in other income was generated from the early retirement of funding agreements backing medium-term notes.  Higher operating spreads and lower liability costs resulted from increased sales of attractively priced institutional funding agreements.  As a result, the operating spread increased 46 basis points to 147 basis points during the year ended December 31, 2008, compared to an operating spread of 101 basis points during the year ended December 31, 2007.

Sales

Total sales increased $1.0 billion for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase was primarily due to increased sales in the institutional market during the first half of 2008.

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

Sales

Total sales increased $492.7 million, or 113.5%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase was the result of our reentrance into the institutional funding agreement-backed note market.  These sales accounted for 56.7% of the segment’s sales.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$350,065	$391,297	$403,781	(10.5)%	(3.1)%
Reinsurance ceded	(156,835)	(161,594)	(199,798)	(2.9)	(19.1)
Net premiums and policy fees	193,230	229,703	203,983	(15.9)	12.6
Net investment income	33,272	34,277	31,054	(2.9)	10.4
Other income	57,070	64,472	66,642	(11.5)	(3.3)
Total operating revenues	283,572	328,452	301,679	(13.7)	8.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	91,933	93,122	94,210	(1.3)	(1.2)
Amortization of deferred policy acquisition costs	30,459	51,649	53,044	(41.0)	(2.6)
Other operating expenses	141,051	154,156	146,637	(8.5)	5.1
Total benefits and expenses	263,443	298,927	293,891	(11.9)	1.7
INCOME BEFORE INCOME TAX	20,129	29,525	7,788	(31.8)	279.1
OPERATING INCOME	$20,129	$29,525	$7,788	(31.8)	279.1

The following table summarizes key data for the Asset Protection segment.

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
Sales
Credit insurance	$67,317	$114,646	$140,769	(41.3)%	(18.6)%
Service contracts	261,750	311,939	264,878	(16.1)	17.8
Other products	63,468	97,369	115,069	(34.8)	(15.4)
	$392,535	$523,954	$520,716	(25.1)	0.6
Loss Ratios (1)
Credit insurance	32.8%	28.2%	35.5%
Service contracts	49.0	45.1	66.7
Other products	63.5	42.9	29.2

(1) Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Segment operating income

Operating income was $20.1 million, representing a decrease of $9.4 million, or 31.8%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Earnings from core product lines decreased $8.8 million, or 28.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Within the segment’s core product lines, service contract earnings declined $6.0 million, or 24.8%, compared to the prior year. The service contract line was unfavorably impacted by weak auto and marine sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.1 million, or 2.8%, compared to the prior year, while earnings from other products declined $3.3 million. The decline in other products related primarily to lower volume in the IPP line, resulting from the loss of a significant customer.

Net premiums and policy fees

Net premiums and policy fees decreased $36.5 million, or 15.9%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Credit insurance premiums decreased $29.3 million, or 49.1%, due to the sale of a small insurance subsidiary and its related operations during the first quarter of 2008 and the impact of lower auto sales. Net premiums in the service contract line decreased $5.1 million, or 3.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007 resulting from weak auto and marine sales. Within the other product lines, net premiums decreased $2.1 million, or 12.3%, compared to the prior year due to lower volume in the IPP line, resulting from the loss of a significant customer partially offset by an increase in the GAP product line related to growth of in-force contracts during the past few years.

Other income

Other income decreased $7.4 million, or 11.5%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to a decline in service contract and GAP volume.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.2 million, or 1.3%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Credit insurance claims for the year ended December 31, 2008 compared to the prior year decreased $6.9 million, or 40.9%, due to lower volume and a $3.0 million decrease related to the sale of a small insurance subsidiary and its related operations. Service contract claims increased $3.5 million, or 5.1%, due to higher loss ratios in some product lines. Other products claims increased $2.2 million, or 29.8%, primarily due to higher claims in the GAP lines.

Amortization of DAC and Other Operating Expenses

Amortization of DAC was $21.2 million, or 41.0%, lower for the year ended December 31, 2008 compared to the year ended December 31, 2007, mainly due to lower premium in the credit insurance lines and a $12.7 million decrease resulting from the sale of a small insurance subsidiary and its related operations during the first quarter of 2008. Other operating expenses decreased $13.1 million, or 8.5%, for the year ended December 31, 2008.

Sales

Total segment sales decreased $131.4 million, or 25.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The decreases in credit insurance and service contract sales were primarily due to declines in auto and marine sales. The decline in the other products line is primarily the result of lower GAP sales, which was primarily due to lower auto sales, price increases, and tighter underwriting controls.

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

Earnings from core product lines decreased $5.9 million, or 15.9%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. Within the segment’s core product lines, service contract earnings declined $3.3 million, or 12.0%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The decrease in service contract income included a negative impact of $7.6 million from the fourth quarter 2006 sale of all the outstanding stock of First Protection Corporation (“FPC”) to PLC. The line was favorably impacted by higher volume and improved loss ratios.  Credit insurance earnings increased $3.9 million, or 278.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006, while earnings from other products declined $6.5 million, or 59.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  The increase in Credit insurance earnings related primarily to lower expenses and improved loss ratios in the Dealer Credit line. The decline in other products related primarily to lower volume and higher loss ratios in the IPP line, resulting from the loss of a significant customer.

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

Sales

Total segment sales increased $3.2 million, or 0.6%, for the year ended December 31, 2007 compared to the year ended December 31, 2006.  Service contract sales continue to improve, exceeding the prior year by 17.8%.  The decline in credit insurance sales was due to a significant decrease in sales through financial institutions.  The bulk of these sales were derived from a third-party administrator relationship which is in runoff.  The decrease in other product sales for the year ended December 31, 2007 compared to the year ended December 31, 2006, was related to the GAP line and the IPP line which lost a significant customer.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, credit property, vehicle service contracts and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. Failure of reinsurers to honor their obligations could result in losses to us or our affiliates. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(156,835)	$(161,594)	$(199,798)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(95,282)	(93,706)	(131,350)
Amortization of deferred policy acquisition costs	(55,639)	(44,694)	(55,612)
Other operating expenses	(7,165)	(14,556)	17,811
Total benefits and expenses	(158,086)	(152,956)	(169,151)

NET IMPACT OF REINSURANCE	$1,251	$(8,638)	$(30,647)

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Reinsurance premiums ceded decreased $4.8 million, or 2.9%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005, in which a majority of this business was ceded to PARC’s, lower ceded premiums related to the Lender’s Indemnity program in runoff, and lower dealer credit ceded premiums due to a decline in auto sales.  This was partially offset by an increase in ceded premiums in the service contract and GAP lines.  Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Benefits and settlement expenses ceded increased $1.6 million, or 1.7%, for the year ended December 31, 2008, compared to 2007.  The increase was mainly due to increases in losses ceded in the service contract and GAP lines, partially offset by decreases in credit insurance sold through financial institutions.

Amortization of DAC ceded increased $10.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, mainly as the result of increases in the credit insurance line and GAP lines.  Other operating expenses ceded decreased $7.4 million, or 50.8%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The fluctuation is partly attributable to the decline in credit insurance products sold through financial institutions and an overall decline in credit insurance sales.

Net investment income has no direct impact on reinsurance cost. However, it should be noted that by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies.

Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

For The Year Ended December 31, 2007 compared to The Year Ended December 31, 2006

Reinsurance premiums ceded decreased $38.2 million, or 19.1%, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005 in which a majority of this business was ceded to PARC’s, and a decrease in ceded premiums related to the Lender’s Indemnity program in runoff.

Benefits and settlement expenses ceded decreased $37.6 million, or 28.7%, for the year ended December 31, 2007, compared to 2006. The decrease was mainly due to losses in the Lender’s Indemnity product line in 2006.

Amortization of DAC ceded decreased $10.9 million for the year ended December 31, 2007, compared to the year ended December 31, 2006, partly reflecting changes in the mix of business ceded. Other operating expenses ceded increased $32.4 million, for the year ended December 31, 2007, compared to the year ended December 31, 2006. The fluctuation is mainly attributable to the Lender’s Indemnity bad debt charges of $27.1 million in 2006, resulting from our assessment of a reinsurer’s inability to meet their obligations under the reinsurance agreement.  In addition, operating expenses increased in 2007 as a result of an increase in service contract sales.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$29,842	$34,025	$38,303	(12.3)%	(11.2)%
Reinsurance ceded	(5)	(15)	(23)	(66.7)	(34.8)
Net premiums and policy fees	29,837	34,010	38,280	(12.3)	(11.2)
Net investment income	29,448	109,566	50,128	(73.1)	118.6
Realized gains (losses) - investments	—	6,857	13,494
Realized gains (losses) - derivatives	(324)	(4)	27
Other income	177	1,497	11,509	(88.2)	(87.0)
Total operating revenues	59,138	151,926	113,438	(61.1)	33.9
Realized gains (losses) - investments	(270,393)	1,572	9,237
Realized gains (losses) - derivatives	(47,841)	(11,079)	25,724
Total revenues	(259,096)	142,419	148,399	n/m	(4.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	36,170	36,191	46,845	(0.1)	(22.7)
Amortization of deferred policy acquisition costs	2,149	773	3,388	n/m	(77.2)
Other operating expenses	120,111	110,178	58,444	9.0	88.5
Total benefits and expenses	158,430	147,142	108,677	7.7	35.4
INCOME (LOSS) BEFORE INCOME TAX	(417,526)	(4,723)	39,722	n/m	n/m
Less: realized gains (losses) - investments	(270,393)	1,572	9,237
Less: realized gains (losses) - derivatives	(47,841)	(11,079)	25,724
OPERATING INCOME (LOSS)	$(99,292)	$4,784	$4,761	n/m	0.5

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

Segment operating income (loss)

The Corporate and Other segment operating loss declined $104.1 million for the year ended December 31, 2008, compared to the year ended December 31, 2007, primarily due to negative mark-to-market adjustments of $48.6 million on a $341.4 million portfolio of securities designated for trading acquired during 2008.  In addition, the segment experienced lower participating mortgage income of $29.9 million and lower prepayment fee income of $7.9 million compared to the prior year in the securities and mortgage investment portfolios due to the current economic environment.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for this segment decreased $80.1 million, or 73.1%, for the year ended December 31, 2008 compared to the year ended December 31, 2007, and net premiums and policy fees declined $4.2 million, or 12.3%.  The decrease in net investment income was primarily the result of mark-to-market changes on the trading portfolio and a decline in participating mortgage income and prepayment fee income in the securities and mortgage investment portfolios caused by unfavorable market conditions, partially offset by an increase in yields on unallocated capital and additional investments related to issuances of non-recourse funding obligations.

Benefits and settlement expenses

Benefits and expenses increased $11.3 million, or 7.7%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  The increase was primarily due to an increase in interest expense of $5.8 million, or 9.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Of this increase in interest expense, approximately $12.2 million relates to additional issuances of non-recourse funding obligations, and was partially offset by lower interest expense from other reduced borrowings.

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

Operating revenues

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

CONSOLIDATED INVESTMENTS

Portfolio Description

As of December 31, 2008, our investment portfolio was approximately $26.5 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets.  Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table shows the reported values of our invested assets:

	As of December 31,
	2008		2007
	(Dollars In Thousands)
Publicly-issued bonds (amortized cost: 2008 - $18,843,652; 2007 - $19,207,255)	$16,525,781	62.4%	$19,187,474	67.3%
Privately issued bonds (amortized cost: 2008 - $4,209,178; 2007 - $3,795,396)	3,542,819	13.4	3,755,594	13.2
Redeemable preferred stock (amortized cost: 2008 - $0; 2007 - $50)	—	0.0	42	0.0
Fixed maturities	20,068,600	75.8	22,943,110	80.5
Equity securities (cost: 2008 - $316,487; 2007 - $59,588)	260,495	1.0	64,226	0.2
Mortgage loans	3,839,925	14.5	3,275,678	11.5
Investment real estate	7,510	0.0	8,026	0.0
Policy loans	810,933	3.1	818,280	2.9
Other long-term investments	436,777	1.6	186,299	0.6
Short-term investments	1,048,327	4.0	1,218,116	4.3
Total investments	$26,472,567	100.0%	$28,513,735	100.0%

Included in the preceding table are $3.2 billion and $3.6 billion of fixed maturities and $80.4 million and $52.0 million of short-term investments classified as trading securities as of December 31, 2008 and 2007, respectively. The trading portfolio includes invested assets of $2.9 billion and $3.6 billion as of December 31, 2008 and 2007, respectively, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of December 31, 2008, our fixed maturity investment holdings were approximately $20.1 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2008	2007
AAA	35.2%	43.3%
AA	6.6	8.9
A	19.8	18.6
BBB	33.0	25.6
Below investment grade	5.4	3.6
	100.0%	100.0%

Declines in fair value, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity.  Declines in fair value that are other-than-temporary are recorded as realized losses in the Consolidated Statements of Income (Loss).  The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities holdings.  For more information regarding our evaluation of other-than-temporary losses, refer to “Critical Accounting Policies”.

The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2008	2007
	(Dollars In Millions)
Corporate Bonds	$10,430.0	$11,567.3
Residential Mortgage-Backed Securities	4,943.8	6,831.0
Commercial Mortgage-Backed Securities	1,183.9	1,483.3
Asset-Backed Securities	1,132.7	844.5
US Govt Bonds	484.7	321.5
Public Utilities	1,863.6	1,807.3
States, Municipals and Political Subdivisions	29.9	88.0
Preferred Securities	—	—
Convertibles and Bonds with Warrants	—	0.2
Total Fixed Income Portfolio	$20,068.6	$22,943.1

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans.  Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”.  We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs.  However, we may sell any of our investments to maintain proper matching of assets and liabilities.  Accordingly, we classified $16.8 billion or 83.9% of our fixed maturities as “available-for-sale” as of December 31, 2008.  These securities are carried at fair value on our Consolidated Balance Sheets.

Our trading portfolio accounts for $3.2 billion, or 16.1%, of our fixed maturities as of December 31, 2008. Of this balance, fixed maturities with a market value of $2.9 billion and short-term investments with a market value of $80.4 million were added as part of the Chase Insurance Group acquisition.  Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur.  Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
	2008	2007
	(Dollars In Thousands)
AAA	$1,357,132	$1,631,208
AA	147,305	344,930
A	591,482	800,531
BBB	743,529	789,000
Below investment grade	55,607	38,966
Total Modco trading fixed maturities	$2,895,055	$3,604,635

A portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities.  These holdings as of December 31, 2008 were approximately $7.3 billion.  Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans.  Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.  In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below show a breakdown of our residential mortgage-backed securities portfolio by type and rating as of December 31, 2008.  As of December 31, 2008, these holdings were approximately $4.9 billion. Planned amortization class securities (“PACs”) pay down according to a schedule.  Sequentials receive payments in order until each class is paid off.  Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	67.9%
PAC	14.5
Pass Through	5.4
Other	12.2
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	82.3%
AA	2.9
A	4.6
BBB	5.3
Below investment grade	4.9
100.0%

As of December 31, 2008, we held $542.8 million, or 2.1% of invested assets, of securities supported by collateral classified as Alt-A.  As of December 31, 2007, we held securities with a market value of $273.4 million of securities supported by collateral classified as Alt-A.

The following table shows the percentage of our collateral classified as Alt-A grouped by rating category as of December 31, 2008:

Percentage of
Alt-A
Rating	Securities
AAA	50.4%
AA	0.0
A	15.1
BBB	0.2
Below investment grade	34.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2008:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$7.9	$70.6	$87.9	$107.2	$—	$273.6
AA	—	—	—	—	—	—
Subtotal	$7.9	$70.6	$87.9	$107.2	$—	$273.6
A	—	5.2	21.3	55.2	—	81.7
BBB	—	0.9	—	—	—	0.9
Below investment grade	—	—	143.2	43.4	—	186.6
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$7.9	$76.7	$252.4	$205.8	$—	$542.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(1.0)	$(11.8)	$(11.1)	$(11.6)	$—	$(35.5)
AA	—	—	—	—	—	—
Subtotal	$(1.0)	$(11.8)	$(11.1)	$(11.6)	$—	$(35.5)
A	—	(3.5)	(6.7)	(3.2)	—	(13.4)
BBB	—	(6.8)	—	—	—	(6.8)
Below investment grade	—	—	(81.0)	(54.4)	—	(135.4)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(1.0)	$(22.1)	$(98.8)	$(69.2)	$—	$(191.1)

As of December 31, 2008, we had residential mortgage-backed securities with a total fair market value of $46.6 million, or 0.2% of total invested assets, that were supported by collateral classified as sub-prime. $11.9 million, or 25.6%, of these securities were rated AAA.  As of December 31, 2007, we held securities with a fair market value of $89.9 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain/ (loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of December 31, 2008:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$1.0	$3.0	$8.0	$—	$—	$12.0
AA	0.9	—	3.8	4.4	—	9.1
Subtotal	$1.9	$3.0	$11.8	$4.4	$—	$21.1
A	—	—	3.7	—	—	3.7
BBB	0.2	—	9.2	10.7	—	20.1
Below investment grade	1.2	—	—	0.5	—	1.7
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$3.3	$3.0	$24.7	$15.6	$—	$46.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(0.2)	$(0.7)	$(1.5)	$—	$—	$(2.4)
AA	(0.7)	—	(1.2)	(5.7)	—	(7.6)
Subtotal	$(0.9)	$(0.7)	$(2.7)	$(5.7)	$—	$(10.0)
A	—	—	(0.4)	—	—	(0.4)
BBB	(0.1)	—	(4.7)	(13.7)	—	(18.5)
Below investment grade	(1.5)	—	—	—	—	(1.5)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(2.5)	$(0.7)	$(7.8)	$(19.4)	$—	$(30.4)

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2008:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$1,453.4	$1,332.8	$720.2	$270.2	$4.0	$3,780.6
AA	3.1	3.0	71.7	55.2	—	133.0
Subtotal	$1,456.5	$1,335.8	$791.9	$325.4	$4.0	$3,913.6
A	—	2.7	132.3	7.3	—	142.3
BBB	—	—	192.0	50.5	—	242.5
Below investment grade	0.1	1.5	54.4	—	—	56.0
Total mortgage-backed securities collateralized by prime mortgage loans	$1,456.6	$1,340.0	$1,170.6	$383.2	$4.0	$4,354.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(52.3)	$(236.4)	$(101.5)	$(54.8)	$0.1	$(444.9)
AA	(1.5)	(10.2)	(30.3)	(14.5)	—	(56.5)
Subtotal	$(53.8)	$(246.6)	$(131.8)	$(69.3)	$0.1	$(501.4)
A	—	(0.1)	(30.0)	(1.5)	—	(31.6)
BBB	—	—	(44.4)	(10.9)	—	(55.3)
Below investment grade	(0.7)	0.1	(20.1)	—	—	(20.7)
Total mortgage-backed securities collateralized by prime mortgage loans	$(54.5)	$(246.6)	$(226.3)	$(81.7)	$0.1	$(609.0)

Commercial mortgage-backed securities - Our commercial mortgage-backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions.  Portions of the CMBS are sponsored by us, in which we securitized portions of our mortgage loan portfolio. As of December 31, 2008, the CMBS holdings were approximately $1.2 billion.  Of this amount, $855.8 million related to retained beneficial interests of commercial mortgage loan securitizations we completed. The following table shows the percentages of our CMBS holdings grouped by rating category as of December 31, 2008:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	83.8%
AA	7.8
A	4.8
BBB	1.1
Below investment grade	2.5
100.0%

The following tables show external commercial mortgage-backed securities as of December 31, 2008:

External Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$231.4	$44.3	$11.0	$—	$36.8	$323.5
BBB	4.6	—	—	—		4.6
Total external commercial mortgage-backed securities	$236.0	$44.3	$11.0	$—	$36.8	$328.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(6.3)	$(6.5)	$(2.7)	$—	$(6.4)	$(21.9)
BBB	(2.4)	—	—	—	—	(2.4)
Total external commercial mortgage-backed securities	$(8.7)	$(6.5)	$(2.7)	$—	$(6.4)	$(24.3)

Asset-backed securities - ABS pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2008, these holdings were approximately $1.1 billion.  The following table shows the percentages of our ABS holdings grouped by rating category as of December 31, 2008:

Percentage of
Asset-Backed
Rating	Securities
AAA	90.8%
AA	0.8
A	1.0
BBB	5.9
Below investment grade	1.5
100.0%

The following tables show our asset-backed securities as of December 31, 2008:

Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$620.9	$30.9	$22.7	$309.5	$45.0	$1,029.0
AA	8.6		—	—	—	8.6
Subtotal	$629.5	$30.9	$22.7	$309.5	$45.0	$1,037.6
A	0.4	2.1	8.4	—	—	10.9
BBB	1.7		28.3	36.2	—	66.2
Below investment grade	—		10.9	7.1	—	18.0
Total asset-backed securities	$631.6	$33.0	$70.3	$352.8	$45.0	$1,132.7

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2004 and
Rating	Prior	2005	2006	2007	2008	Total
	(Dollars In Millions)
AAA	$(60.4)	$(2.1)	$(1.1)	$(37.6)	$(5.0)	$(106.2)
AA	(0.5)	—	—	—	—	(0.5)
Subtotal	$(60.9)	$(2.1)	$(1.1)	$(37.6)	$(5.0)	$(106.7)
A	(0.1)	(0.2)	(1.6)	—	—	(1.9)
BBB	(1.1)	—	(27.9)	(5.1)	—	(34.1)
Below investment grade	—	—	(0.7)	(1.7)	—	(2.4)
Total asset-backed securities	$(62.1)	$(2.3)	$(31.3)	$(44.4)	$(5.0)	$(145.1)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”).  If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the NAIC, or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2008, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Market	As of	% Market
	December 31, 2008	Value	December 31, 2007	Value
	(Dollars In Thousands)
Non-Agency Mortgages	$4,297,569	21.4%	$5,346,177	23.3%
Banking	2,173,839	10.8	2,088,838	9.1
Other Finance	2,296,348	11.4	2,103,489	9.2
Electric	2,058,992	10.3	1,938,478	8.4
Agency Mortgages	1,120,446	5.6	2,434,012	10.6
Natural Gas	1,316,043	6.6	1,180,119	5.1
Insurance	862,463	4.3	954,832	4.2
Energy	1,030,398	5.1	896,994	3.9
Communications	878,677	4.4	972,870	4.2
Basic Industrial	634,539	3.2	691,944	3.0
Consumer Noncyclical	694,893	3.5	660,299	2.9
Consumer Cyclical	445,059	2.2	614,851	2.7
Finance Companies	437,856	2.2	596,544	2.6
Capital Goods	338,534	1.7	427,364	1.9
Transportation	417,823	2.1	436,855	1.9
U.S. Govt Agencies	234,104	1.2	190,423	0.8
Other Industrial	188,382	0.9	142,003	0.6
U.S. Government	264,950	1.3	165,349	0.7
Brokerage	118,736	0.6	735,249	3.2
Technology	113,471	0.6	152,491	0.7
Real Estate	34,672	0.2	55,371	0.2
Canadian Governments	46,723	0.2	108,006	0.5
Other Utility	20,637	0.1	19,796	0.1
Other Government Agencies	22,707	0.1	—	0.0
Municipal Agencies	17,767	0.0	24,955	0.1
Foreign Governments	2,972	0.0	5,801	0.1
Total	$20,068,600	100.0%	$22,943,110	100.0%

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost.  As of December 31, 2008, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $20.1 billion, which was 13.0% below amortized cost of $23.0 billion.  We had $3.8 billion in mortgage loans as of December 31, 2008.  While our mortgage loans do not have quoted market values, as of December 31, 2008, we estimated the market value of our mortgage loans to be $4.6 billion (using discounted cash flows from the next call date), which was 17.9% greater than the amortized cost.  Most of our mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments.  Thus, market fluctuations are not expected to adversely affect liquidity.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics.  We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. For retained beneficial interests in our sponsored commercial mortgage loan securitizations as of December 31, 2008, we used an internally developed model that includes discount rates based on our current mortgage loan lending rate and expected cash flows based on a review of the commercial mortgage loans underlying the securities.  Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans.  As of December 31, 2008, our mortgage loan holdings were approximately $3.8 billion. We do not lend on what we consider to be speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments.  Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses.  This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events.  As of December 31, 2008 and 2007, our allowance for mortgage loan credit losses was $2.2 million and $0.5 million, respectively.

Our mortgage lending criteria targets that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination.  We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.  We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2008 approximately $746.2 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

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

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches.  We continue to service the securitized mortgage loans.  During 2007, we securitized an additional $1.0 billion of our mortgage loans.  We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches.  We continue to service the securitized mortgage loans.  As of December 31, 2008, we had investments related to retained beneficial interests of mortgage loan securitizations of $855.8 million.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  We require initial collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis.  As of December 31, 2008, securities with a market value of $120.5 million were loaned under these agreements.  As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral.  As of December 31, 2008, the fair market value of the collateral related to this program was $116.7 million and we have an obligation to return $124.5 million of collateral to the securities borrower.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines.  The following table shows our available-for-sale fixed maturities by credit rating as of December 31, 2008:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$5,561,918	33.0%
AA	1,167,293	6.9
A	3,322,410	19.7
BBB	5,750,189	34.2
Investment grade	15,801,810	93.8
BB	615,063	3.7
B	170,030	1.0
CCC or lower	245,205	1.5
In or near default	—	0.0
Below investment grade	1,030,298	6.2
Redeemable preferred stock	—	0.0
Total	$16,832,108	100.0%

Not included in the table above are $3.2 billion of investment grade and $55.6 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk.  The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of December 31, 2008:

Creditor	Market Value
(Dollars In Millions)
Wells Fargo & Company	$218.8
AT&T Corp	140.6
Toyota Motor Credit	138.1
PNC Financial Services	131.8
Citigroup Inc.	124.0
Federal Farm Credit Bank	121.5
JP Morgan Chase & Co.	119.5
Bank of America Corp	117.3
Metlife Inc.	113.0
Verizon Communications	112.9

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  We review our positions on a monthly basis for possible credit concerns and review our current exposure, credit enhancement, and delinquency experience. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

For certain securitized financial assets with contractual cash flows including ABS, EITF Issue No. 99-20 requires us to periodically update our best estimate of cash flows over the life of the security.  If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral.  Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.  In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP FAS No.157-3”), to clarify the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which the financial statements have not been issued. Based on the guidance in FSP FAS No. 157-3, we utilized internal models that incorporated assumptions of delinquency rates, prepayment assumptions, liquidity, and other market based assumptions to determine the fair value of retained beneficial interests of our sponsored commercial mortgage loan securitizations and auction rate securities for which there was no active market as of December 31, 2008.

Securities not subject to EITF Issue No. 99-20 that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors.  We consider a number of factors in determining whether the impairment is other-than-temporary.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.  Based on our analysis, during the year ended December 31, 2008, we concluded that approximately $311.6 million of pre-tax unrealized losses were other-than-temporarily impaired resulting in a charge to net realized investment losses.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2008	2007	2006	2008	2007
		(Dollars In Thousands)
Fixed maturity gains - sales	$51,633	$10,257	$56,309	$41,376	$(46,052)
Fixed maturity losses - sales	(44,206)	(11,862)	(34,153)	(32,344)	22,291
Equity gains - sales	114	5,912	296	(5,798)	5,616
Equity losses - sales	(51)	(12)	(7)	(39)	(5)
Impairments on fixed maturity securities	(311,579)	—	(5,689)	(311,579)	5,689
Modco trading portfolio trading activity	(290,831)	(989)	66,363	(289,842)	(67,352)
Other	2,674	1,498	18,745	1,176	(17,247)
Total realized gains (losses) - investments	$(592,246)	$4,804	$101,864	$(597,050)	$(97,060)

Foreign currency swaps	$(10,993)	$7,657	$3,765	$(18,650)	$3,892
Foreign currency adjustments on stable value contracts	10,984	(3,518)	(3,389)	14,502	(129)
Derivatives related to mortgage loan commitments	(25,782)	(3,746)	26,712	(22,036)	(30,458)
Embedded derivatives related to reinsurance	212,937	10,679	(44,491)	202,258	55,170
Other interest rate swaps	(24,924)	—	—	(24,924)	—
Other derivatives	(45,630)	(11,346)	(4,152)	(34,284)	(7,194)
Total realized gains (losses) - derivatives	$116,592	$(274)	$(21,555)	$116,866	$21,281

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance.  The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the year ended December 31, 2008 primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments.  For the year ended December 31, 2008, there were pre-tax other-than-temporary impairments of $311.6 million, excluding $18.7 million of Modco related impairments, in our investments.  There were no impairments for the year ended December 31, 2007.  The 2008 impairments related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac. The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in rating, and interest rate changes. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco, are presented in the chart below:

For the Year Ended
December 31,
2008
(Dollars In Millions)
Freddie Mac	$7.1
Fannie Mae	21.9
Lehman	93.3
Washington Mutual	45.4
Alt-A Bonds	143.9
Total	$311.6

As previously discussed, management considers several factors when determining other-than-temporary impairments.  Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances.  Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale.  For the year ended December 31, 2008, we sold securities in an unrealized loss position with a market value of $326.2 million resulting in a realized loss of $44.3 million. Of this total, approximately $33.8 million related to the sale of Washington Mutual debt obligations.  These obligations were sold subsequent to the takeover of Washington Mutual by the Office of Thrift Supervision.  For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$185,415	56.8%	$(988)	2.2%
>90 days but <= 180 days	61,952	19.0	(2,767)	6.3
>180 days but <= 270 days	29,751	9.1	(2,533)	5.7
>270 days but <= 1 year	22,697	7.0	(6,206)	14.0
>1 year	26,340	8.1	(31,763)	71.8
Total	$326,155	100.0%	$(44,257)	100.0%

The $2.7 million of other realized gains recognized for the year ended December 31, 2008 includes foreign exchange gains of $6.0 million and other losses totaling $3.3 million.  As of December 31, 2008, net losses of $290.8 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses.  Of this amount, approximately $63.6 million of losses were realized through the sale of certain securities, which will be reimbursed to us over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.  In January 2000, we entered into foreign currency swaps to mitigate the risk of changes in the value of principal and interest payments to be made on certain of our foreign currency denominated stable value contracts.  These swaps and related stable value contracts matured in November 2008.

We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments.  The net losses for the year ended December 31, 2008 were the result of $23.0 million of losses related to closed positions and $2.8 million of mark-to-market losses.

We also have in place various modified coinsurance and funds withheld arrangements that, in accordance with DIG B36 (“Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments”), contain embedded derivatives.  The $212.9 million of gains on these embedded derivatives for the year ended December 31, 2008 were a result of spread widening, partially offset by lower interest rates.  In 2008, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market losses that offset the gains on these embedded derivatives.

We use interest rate swaps to mitigate interest rate risk related to floating rate exposures. We realized a loss of $24.9 million on interest rate swaps for the year ended December 31, 2008. These losses were primarily the result of $24.6 million in mark-to-market losses including a $2.4 million loss resulting from the termination of a hedging relationship related to the early retirement of a funding agreement backed-note.

We also use various swaps, options, and swaptions to mitigate risk related to other exposures. Swaptions realized a net loss of $4.2 million for the year ended December 31, 2008.  Equity call options generated a loss of $7.9 million for the year ended December 31, 2008.  The GMWB rider embedded derivatives on certain variable deferred annuities had a realized loss of $33.1 million for the year ended December 31, 2008.  Other derivative contracts generated a net loss of $0.4 million for the year ended December 31, 2008.

Unrealized Gains and Losses – Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2008, the balance sheet date.  Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates.  As indicated above, management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery.  Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio.  As of December 31, 2008, we had an overall pre-tax net unrealized loss of $3.0 billion.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2008, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,382,440	9.8%	$1,542,476	8.9%	$(160,036)	5.0%
>90 days but <= 180 days	2,493,722	17.6	2,818,083	16.3	(324,361)	10.2
>180 days but <= 270 days	2,473,421	17.5	3,007,659	17.3	(534,238)	16.8
>270 days but <= 1 year	4,085,537	28.8	4,973,590	28.7	(888,053)	28.0
>1 year but <= 2 years	2,600,451	18.4	3,459,737	19.9	(859,286)	27.1
>2 years but <= 3 years	329,035	2.3	451,765	2.6	(122,730)	3.9
>3 years but <= 4 years	627,435	4.4	841,818	4.9	(214,383)	6.8
>4 years but <= 5 years	121,986	0.9	177,289	1.0	(55,303)	1.7
>5 years	59,903	0.3	74,365	0.4	(14,462)	0.5
Total	$14,173,930	100.0%	$17,346,782	100.0%	$(3,172,852)	100.0%

                The unrealized losses as of December 31, 2008, primarily relate to the widening of credit spreads and fluctuations in treasury rates.

We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms.  Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed and because we have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, we do not consider these unrealized loss positions to be other-than-temporary.  However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Expectations that investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such events may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. Expectations that our investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our financial statements.

As of December 31, 2008, there were estimated gross unrealized losses of $191.1 million and $30.4 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively.  Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of December 31, 2008, were primarily the result of continued widening spreads during 2008, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.  For the year ended December 31, 2008, we recorded $143.9 of pre-tax other-than-temporary impairments on residential mortgage-backed securities collateralized by Alt-A mortgages.  The decline in the estimated fair value of these securities resulted from factors including downgrades in rating, interest rate changes, and the current distressed credit markets. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity.  Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

As of December 31, 2008, securities with a market value of $712.1 million and unrealized losses of $95.6 million were issued in commercial mortgage loan securitizations that we sponsored, with no unrealized losses greater than five years. We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach.  We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to avoid. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities.  The industry segment composition of all securities in an unrealized loss position held as of December 31, 2008, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Agency Mortgages	$119,350	0.8%	$123,183	0.7%	$(3,833)	0.1%
Banking	1,655,502	11.7	2,115,586	12.2	(460,084)	14.5
Basic Industrial	534,376	3.8	725,367	4.2	(190,991)	6.0
Brokerage	101,851	0.7	126,835	0.7	(24,984)	0.8
Capital Goods	218,403	1.5	295,241	1.7	(76,838)	2.4
Communications	499,108	3.5	627,995	3.6	(128,887)	4.1
Consumer Cyclical	330,197	2.3	465,989	2.7	(135,792)	4.3
Consumer Noncyclical	408,791	2.9	464,895	2.7	(56,104)	1.8
Electric	1,472,441	10.4	1,691,968	9.8	(219,527)	6.9
Energy	766,965	5.4	876,768	5.1	(109,803)	3.5
Finance Companies	315,063	2.2	389,556	2.2	(74,493)	2.3
Insurance	722,281	5.1	1,024,799	5.9	(302,518)	9.5
Municipal Agencies	1,575	0.0	1,705	0.0	(130)	0.0
Natural Gas	1,024,918	7.2	1,224,083	7.1	(199,165)	6.3
Non-Agency Mortgages	3,758,512	26.5	4,565,885	26.3	(807,373)	25.5
Other Finance	1,643,980	11.6	1,905,319	11.0	(261,339)	8.2
Other Industrial	128,914	0.9	152,873	0.9	(23,959)	0.8
Other Utility	15,342	0.1	19,044	0.1	(3,702)	0.1
Real Estate	13,627	0.1	19,244	0.1	(5,617)	0.2
Technology	73,693	0.5	97,655	0.6	(23,962)	0.8
Transportation	274,823	1.9	315,771	1.8	(40,948)	1.3
Canadian Government Agencies	17,151	0.2	18,676	0.1	(1,525)	0.0
U.S. Govt Agencies	77,067	0.7	98,345	0.5	(21,278)	0.6
Total	$14,173,930	100.0%	$17,346,782	100.0%	$(3,172,852)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table as of December 31:

	% Unrealized Loss
	2008	2007

Agency Mortgages	0.1%	4.0%
Banking	14.5	21.2
Basic Industrial	6.0	4.4
Brokerage	0.8	4.0
Capital Goods	2.4	1.1
Communications	4.1	6.6
Consumer Cyclical	4.3	7.7
Consumer Noncyclical	1.8	1.9
Electric	6.9	8.0
Energy	3.5	1.0
Finance Companies	2.3	3.5
Insurance	9.5	5.6
Municipal Agencies	0.0	0.0
Natural Gas	6.3	5.4
Non-Agency Mortgages	25.5	13.8
Other Finance	8.2	9.3
Other Industrial	0.8	0.4
Other Utility	0.1	0.2
Real Estate	0.2	0.0
Technology	0.8	0.6
Transportation	1.3	1.3
Canadian Government Agencies	0.0	0.0
U.S. Govt Agencies	0.6	0.0
Total	100.0%	100.0%

                The range of maturity dates for securities in an unrealized loss position as of December 31, 2008, varies, with 22.5% maturing in less than 5 years, 19.7% maturing between 5 and 10 years, and 57.8% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2008.

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$8,064,853	56.9%	$9,535,438	55.0%	$(1,470,585)	46.4%
BBB	5,084,965	35.9	6,203,384	35.7	(1,118,419)	35.2
Investment grade	13,149,818	92.8	15,738,822	90.7	(2,589,004)	81.6
BB	615,232	4.3	843,163	4.9	(227,931)	7.2
B	170,102	1.2	303,518	1.7	(133,416)	4.2
CCC or lower	238,778	1.7	461,279	2.7	(222,501)	7.0
Below investment grade	1,024,112	7.2	1,607,960	9.3	(583,848)	18.4
Total	$14,173,930	100.0%	$17,346,782	100.0%	$(3,172,852)	100.0%

                As of December 31, 2008, securities in an unrealized loss position that were rated as below investment grade represented 7.2% of the total market value and 18.4% of the total unrealized loss.  Unrealized losses related to below investment grade securities that had been in an unrealized loss position for more than twelve months were $275.6 million.  Securities in an unrealized loss position rated below investment grade were 3.9% of invested assets.  We primarily purchase our investments with the intent to hold to maturity.  We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table shows the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2008:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$90,186	8.8%	$116,854	7.3%	$(26,668)	4.6%
>90 days but <= 180 days	158,974	15.5	215,685	13.4	(56,711)	9.7
>180 days but <= 270 days	221,187	21.6	312,038	19.4	(90,851)	15.5
>270 days but <= 1 year	197,387	19.3	331,426	20.6	(134,039)	22.9
>1 year but <= 2 years	237,667	23.2	368,184	22.9	(130,517)	22.4
>2 years but <= 3 years	15,816	1.5	30,202	1.9	(14,386)	2.5
>3 years but <= 4 years	87,339	8.5	176,421	11.0	(89,082)	15.3
>4 years but <= 5 years	15,177	1.6	54,662	3.4	(39,485)	6.8
>5 years	379	0.0	2,488	0.1	(2,109)	0.3
Total	$1,024,112	100.0%	$1,607,960	100.0%	$(583,848)	100.0%

                Of the total below investment grade securities, approximately $637.2 million and $103.6 million, respectively, relate to corporate securities and public utility securities.

LIQUIDITY AND CAPITAL RESOURCES

2008 was a year of tremendous challenge in the financial services industry.  A number of large financial institutions came close to failure or failed during the second half of 2008.  The banking and financial services industry continues to experience deterioration and a significant amount of multiple notch downgrades, including downgrades to below investment grade status.  Accordingly, mortgage-backed and corporate debt securities have experienced significant loss in value.  As a result of these events, management significantly increased our liquid holdings as of December 31, 2008.  These events also had a material impact on our capital position during 2008, and additional downgrades could continue to negatively impact our capital position.  In order to counteract some of this impact, we have engaged in several capital initiatives during the year.  Additional information is included in the following sections.

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We meet our liquidity requirements primarily through positive cash flows from our operating activities.  Primary sources of cash are insurance premiums, deposits for policyholder accounts, investment sales and maturities, and investment income.  Primary uses of cash for the operating subsidiaries include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, and other operating expenses. We believe that we have sufficient liquidity to fund our cash needs under normal operating scenarios.

In light of the events noted above and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have increased our short-term investments; we have $345 million available capacity on our existing credit facility; we have access to the FHLB for short-term borrowing; we have temporarily suspended offering new mortgage loan commitments; and we have eliminated purchases of below investment grade assets.

In the event of additional future significant unanticipated cash requirements beyond normal liquidity, we have multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, various credit facilities, and other sources described herein.

Our ability to sell investment assets could be limited by accounting rules, including rules relating to the intent and ability to hold securities in an unrealized loss position until the market value of those securities recovers. Under stressful market and economic conditions, liquidity broadly deteriorates, which could negatively impact our ability to sell investment assets. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

While we anticipate that the cash flow of our operating subsidiaries will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available.  Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed.  We expect that the rate received on our investments will equal or exceed our borrowing rate.  As of December 31, 2008, we had no outstanding balance related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices.  Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”).  This replaced our previously existing $200 million revolving line of credit.  We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, including those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013.  There was an outstanding balance of $155.0 million at an interest rate of LIBOR plus 0.30% under the Credit Facility as of December 31, 2008. Of this amount, $130.0 million was used to purchase non-recourse funding obligations issued by a wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”.  We and PLC were  in compliance with all financial debt covenants of the Credit Facility as of December 31, 2008.

Sources and Use of Cash

Our primary sources of funding are from our insurance operations and revenues from investments. The states in which we and our insurance subsidiaries are domiciled impose certain restrictions on the ability to pay dividends to PLC.  These restrictions are based in part on the prior year’s statutory income and surplus.  Generally, these restrictions pose no short-term liquidity concerns.  We plan to retain substantial portions of the earnings of our insurance subsidiaries in those companies primarily to support their future growth.

During the second quarter of 2008, we joined the FHLB of Cincinnati.  FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements.  Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding.  We held $58.1 million of common stock as of December 31, 2008, which is included in equity securities.  In addition, our obligations under the advances must be collateralized.  We maintain control over any such pledged assets, including the right of substitution.  As of December 31, 2008, we had $976.0 million of funding agreement-related advances outstanding under the FHLB program.

As of December 31, 2008, we reported approximately $678.5 million (fair value) of Auction Rate Securities (ARSs), which were all rated AAA.  These holdings are student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.  Refer to Note 18, Fair Value of Financial Instruments for additional information regarding the valuation of these securities.

Our liquidity requirements primarily relate to the liabilities associated with their various insurance and investment products, operating expenses, and income taxes. Liabilities arising from insurance and investment products include the payment of policyholder benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans and obligations to redeem funding agreements.

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

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments.  We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. The life insurance subsidiaries were committed as of December 31, 2008, to fund mortgage loans in the amount of $525.2 million.

 In response to the volatility and disruption in the credit markets, during the third quarter of 2008 we increased our cash and short-term investment balances to provide liquidity for cash outflows projected for the coming months.  As of December 31, 2008, our total cash, cash equivalents and invested assets were $26.6 billion.

The following chart shows the cash flows provided by or used in operating, investing, and financing activities for the year ended December 31:

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)

Net cash provided by operating activities	$788,500	$875,879	$480,219
Net cash used in investing activities	(1,540,649)	(1,564,989)	(631,842)
Net cash provided by financing activites	773,451	758,198	136,956
Total	$21,302	$69,088	$(14,667)

For The Year Ended December 31, 2008 compared to The Year Ended December 31, 2007

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

                Net cash used in investing activities - The amount of net cash used in investing activities for the year ended December 31, 2008 compared to December 31, 2007 was relatively stable. The amounts represent activity related to our investment portfolio.

                Net cash provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The increase in 2008 compared to 2007 was primarily the result of an increase in net investment product deposits.

Capital Resources

In an effort to offset some of the events previously noted that had a negative impact on our capital position, during the year ended December 31, 2008, we engaged in several capital initiatives.  Certain of our and PLC’s noninsurance subsidiaries loaned securities with a fair value amount of $105.7 million, including accrued interest, to PLC.  PLC then transferred these securities to us through a capital contribution.  In addition, during 2008, Golden Gate Captive Insurance Company (“Golden Gate”) issued surplus notes to PLC; we have entered into intercompany reinsurance agreements that provide for a more balanced mix of business at various insurance entities; and we have changed the reserve methodology being used on a certain block of business from a mean to a mid-terminal basis, which had a pre-tax positive impact of $131.7 million to our statutory capital.

To give us flexibility in connection with future acquisitions and other funding needs, we have registered debt securities, preferred and common stock, and stock purchase contracts of PLC, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of December 31, 2008, our capital structure consisted of Medium-Term Notes and shareowners’ equity.  We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013.  The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that PLC, the Company and its subsidiaries can incur.  Additionally, the line of credit arrangement precludes PLC, on a consolidated basis, from incurring debt in excess of 40% of total capital.  There was a $155.0 million outstanding balance as of December 31, 2008 under the Credit Facility at an interest rate of LIBOR plus 0.30%.  Of this amount, $130.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate, a wholly owned special-purpose financial captive insurance company.  As the need arises and in light of the current credit market environment, PLC may utilize the Credit Facility to purchase additional non-recourse funding obligations from this a wholly owned special-purpose financial captive insurance company in future quarters.

During 2008, Golden Gate issued $130.0 million in aggregate principal amount of floating rate surplus notes, series B, due August 15, 2037 (the “Series B Notes”) to PLC under its surplus notes facility (the “Facility”) through which Golden Gate may issue floating rate surplus notes up to $1 billion of aggregate principal amount. As of December 31, 2008, the outstanding balance under the Facility was an aggregate principal amount of $930.0 million, consisting of $130.0 million in aggregate principal amount of Series B Notes and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”). Of this amount, $130.0 million is eliminated at the PLC consolidated level. The Series B Notes accrue interest at the rate of LIBOR plus 30 basis points. The Notes are direct financial obligations of Golden Gate and are not guaranteed by us or PLC. The Notes were issued in order to provide financing for a portion of the statutory reserves associated with a block of life insurance policies. As the block of business ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus. We have experienced higher borrowing costs associated with the Series A Surplus Notes. As of December 31, 2008, the rate on the Series A Notes was LIBOR plus 275 basis points; the maximum rate we could be required to pay is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2008.  These non-recourse funding obligations mature in 2052.  We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary.  $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points.  We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies.  The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.  These costs have partially been mitigated by a decrease in LIBOR during the year ended December 31, 2008.

These non-recourse funding obligations are direct financial obligations of Golden Gate and Golden Gate II, respectively, and are not guaranteed by us or PLC.  These non-recourse obligations are represented by surplus notes that were issued to fund a portion of the statutory reserves required by Regulation XXX.  Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from us or any of our subsidiaries, other than Golden Gate and Golden Gate II, respectively, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate and Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes).  In addition, PLC has entered into certain support agreements with Golden Gate and Golden Gate II obligating PLC to make capital contributions to Golden Gate and Golden Gate II or provide support related to certain of Golden Gate’s and Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate and Golden Gate II.

Debt reductions, including the net decrease in the revolving line of credit, totaled $64.6 million, during 2007, is shown below:

Description	Amount	Interst Rate
(Dollars In Thousands)
2007
Revolving line of credit	$64,600	LIBOR + .30%

A life insurance company’s statutory capital is computed according to rules prescribed by NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s law. Statutory accounting rules are different from U.S. GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs.  The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of our insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions from PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to PLC from us in 2009 is estimated to be $176.8 million.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items.  Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators.  As of December 31, 2008 our total adjusted capital and company action level RBC was $1,981.8 million and $665.4 million, respectively, providing an RBC ratio of approximately 298%.

Our statutory surplus is also impacted by widening credit spreads as a result of accounting for the assets and liabilities on our fixed market value adjusted (“MVA”) annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets.  As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets.  However, in periods of volatile credit markets, such as those we are now experiencing, actual credit spreads on investment assets may increase sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a reduction in statutory surplus.  As a result of this mismatch, our statutory surplus was negatively impacted by approximately $295.2 million on a pre-tax basis, for the year ended December 31, 2008.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance.  However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed.  We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk.  During the year ended December 31, 2008, we ceded premiums to third-party reinsurers amounting to $1.6 billion.  In addition, we had receivables from reinsurers amounting to $5.2 billion as of December 31, 2008.  We review reinsurance receivable amounts for collectability and establish appropriate bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position.  Rating organizations also publish credit ratings for the issuers of debt securities, including the Company.  Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner.  These ratings are important in the debt issuer’s overall ability to access certain types of liquidity.  Ratings are not recommendations to buy our securities. The following table summarizes the ratings of our significant member companies’ from the major independent rating organizations as of February 26, 2009:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A+	AA-	A2
West Coast Life Insurance Company	A+	A+	AA-	A2
Protective Life and Annuity Insurance Company	A+	A+	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

Other ratings:
Issuer Credit/Default Rating - Protective Life Ins. Co.	aa-	—	AA-	—

Our ratings are subject to review and change by the rating organizations at any time and without notice.  A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of our insurance subsidiaries could adversely affect sales, relationships with distributors, the level of policy surrenders and withdrawals, competitive position in the marketplace, and the cost or availability of reinsurance.  A downgrade or other negative action by a ratings organization with respect to our credit rating could limit our access to capital markets, increase the cost of issuing debt, and a downgrade of sufficient magnitude, combined with other negative factors, could require us to post collateral.

During September of 2008, Fitch revised its outlook for the U.S. life insurance sector to negative from stable. Fitch stated that this revision reflected the significant deterioration in the credit and equity markets, and the expected impact of realized and unrealized investment losses on life insurers’ capital levels and profitability.  In addition, during October of 2008, S&P and Moody’s each revised their outlook for the U.S. Life Insurance sector to negative.  S&P stated that it expected to revise the ratings or outlooks on several life insurers in the next few months because of the impact of challenging macroeconomic conditions. Moody’s said it expected to take negative rating actions on life insurers that are “weakly positioned at their rating levels” and are most exposed and vulnerable to current negative trends, including rising investment losses and weakening economic conditions.

On November 5, 2008, Moody’s announced a one-step downgrade of the insurance financial strength (“IFS”) ratings of PLICO and West Coast Life Insurance Company to Al from Aa3, and a one-step downgrade of our senior debt rating to Baa1 from A3. Moody’s stated that the outlook on the ratings was stable and that this rating action concluded its review that was begun on October 14, 2008. Also on November 5, 2008, Fitch announced a one-step downgrade of its IFS ratings of PLICO, West Coast Life Insurance Company and Protective Life and Annuity Insurance Company to A+ from AA-, and a one-step downgrade of our issuer default rating to A- from A and a one-step downgrade of our senior debt ratings from A- to BBB+. Fitch stated that the rating outlook is negative. The ratings downgrades announced by Moody’s and Fitch did not trigger any requirements for us to post collateral or otherwise negatively impact our current obligations.

On February 11, 2009 A.M. Best Co. affirmed our financial strength ratings at A+, and announced one-step downgrade of our issuer credit ratings (“ICR”) to aa- from aa.  A.M. Best stated that the outlook for all ratings has been revised to negative from stable.  On February 12, 2009, Moody’s Investors Service downgraded our insurance financial strength (“IFS”) ratings to A2 from A1.  The outlook for the ratings has been changed to negative. On February 26, 2009, Standard & Poor’s Rating Services lowered both our IFS ratings and the ICR to AA- from AA.  The outlook for the ratings was affirmed as stable.

LIABILITIES

Many of our products contain surrender charges and other features that are designed to reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue.

As of December 31, 2008, we had policy liabilities and accruals of approximately $18.2 billion.  Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.7%.

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

As of December 31, 2008, in accordance with FIN No. 48, we carried a $28.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits.  These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,393,509	$87,421	$174,841	$174,841	$3,956,406
Stable value products(2)	5,705,080	1,490,879	2,075,034	1,224,840	914,327
Operating leases(3)	26,754	6,247	10,233	6,026	4,248
Home office lease(4)	79,257	856	1,697	76,704	—
Mortgage loan commitments	461,963	461,963	—	—	—
Policyholder obligations(5)	21,857,349	1,394,841	2,932,584	2,763,396	14,766,528

Total	$32,523,912	$3,442,207	$5,194,389	$4,245,807	$19,641,509

(1)             Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(2)             Anticipated stable value products cash flows including interest.

(3)             Includes all lease payments required under operating lease agreements.

(4)             The lease payments shown assume we exercise our option to purchase the building at the end of the lease term, as if we decided to exercise that option. Additionally, the payments due by period above were computed based on the terms of the renegotiated lease agreement, which was entered in January 2007.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157.  This standard defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The term “fair value” as used in this document is defined in accordance with SFAS No. 157. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the year ended December 31, 2008. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 18, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities.  Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased.  These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments.  As of December 31, 2008, $1.7 billion of available-for-sale and trading account assets were classified as level three fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. As of December 31, 2008, the level three fair values of derivative assets and liabilities determined by these quantitative models were $264.2 million and $113.3 million. These amounts reflect the full fair value of the derivatives as defined in accordance with SFAS No. 157 and do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating and other market conditions.  As of December 31, 2008, the level three fair value of these liabilities was $152.8 million. This amount reflects the full fair value of the liabilities as defined in accordance with SFAS No. 157 and does not isolate the discrete value associated with the specific subjective valuation variable.

During 2008, we changed certain assumptions used in our methodology for determining the fair value for retained beneficial interests in CMBS holdings related to our sponsored commercial mortgage loan securitizations.  Prior to the third quarter, we used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date.  As of December 31, 2008, we still believe that little or no secondary market existed for CMBS holdings similar to those in our portfolio, and additionally, certain of the tranches within our holdings fell below the collapse provision levels in the underlying security agreements.  Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what we considered a supportable or appropriate calculation of fair value based on our previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in SFAS No. 157-3, during 2008, we determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs derived based on assumed discount rates relative to our current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains our determined representative risk adjustment assumptions related to nonperformance and liquidity risks. The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks.   We believe that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks and issuer defaults.  We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process.  Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.

The primary focus of our asset/liability program is the management of interest rate risk within the insurance operations. This includes monitoring the duration of both investments and insurance liabilities to maintain an appropriate balance between risk and profitability for each product category, and for us as a whole.  It is our policy to maintain asset and liability durations within one-half year of one another, although, from time to time, a broader interval may be allowed.

We are exposed to credit risk within our investment portfolio and through derivative counterparties.  Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements and acceptable risk levels under expected and stressed scenarios.  Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations between us and our counterparties. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties rated AA or higher at the time we enter into the contract.

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options and interest rate swaptions.  Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).  We use foreign currency swaps to manage our exposure to changes in the value of foreign currency denominated stable value contracts. No foreign currency swaps remain outstanding. We also use S&P 500® options to mitigate our exposure to the value of equity indexed annuity contracts.

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

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate one percentage point increase in interest rates from levels prevailing as of December 31, 2008, and the percent change in market value the following estimated market values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2008
Fixed maturities	$19,085.2	(4.9)%
Mortgage loans	4,337.5	(4.9)
2007
Fixed maturities	$21,851.0	(4.8)%
Mortgage loans	3,301.0	(5.1)

Estimated market values were derived from the durations of our fixed maturities and mortgage loans.  Duration measures the change in market value resulting from a change in interest rates.  While these estimated market values provide an indication of how sensitive the market values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future market changes or the potential impact of fluctuations in credit spreads.  Actual market results may differ from these estimates.

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

As of December 31, 2008 and 2007, we had outstanding mortgage loan commitments of $525.2 million at an average rate of 6.43%, and $861.7 million, at an average rate of 6.31%, respectively, with estimated fair values of $623.7 million and $915.6 million, respectively (using discounted cash flows from the first call date).  The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate one percentage point increase in interest rate levels prevailing at December 31, 2008, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2008	$597.0	(4.3)%
2007	870.4	(4.9)

The estimated fair values were derived from the durations of our outstanding mortgage loan commitments.  While these estimated fair values provide an indication of how sensitive the fair value of our outstanding commitments are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

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

As of December 31, 2008, derivative contracts with a notional amount of $2.0 billion were in a $100.9 million net loss position.  As of December 31, 2007, derivative contracts with a notional amount of $3.8 billion were in a $13.0 million net loss position.  We recognized a gain of $116.6 million and incurred losses of $0.3 million and $21.6 million related to derivative financial instruments for the years ended December 31, 2008, 2007, and 2006, respectively.

The following table sets forth the December 31, 2008 and 2007, notional amount and fair value of our interest rate risk related derivative financial instruments, and the estimated fair value resulting from a hypothetical immediate plus and minus one percentage point change in interest rates from levels prevailing at December 31, 2008 and 2007:

			Fair Value Resulting From an
			Immediate +/- 1% Change
	Notional	Fair Value at	in Interest Rates
	Amount	December 31,	+1%	-1%
	(Dollars In Millions)
2008
Futures	$150.0	$(3.2)	$8.3	$(15.1)
Floating to fixed
Swaps	958.5	(101.1)	(62.1)	(144.6)
Total	$1,108.5	$(104.3)	$(53.8)	$(159.7)

2007
Futures	$150.0	$(0.4)	$10.1	$(10.6)
Fixed to floating
Swaps	33.2	0.1	0.1	0.1
Floating to fixed
Swaps	1,409.6	(20.4)	3.2	(45.7)
Swaptions	2,050.0	4.2	41.6	0.1
Total	$3,642.8	$(16.5)	$55.0	$(56.1)

As of December 31, 2007, we were also subject to foreign exchange risk arising from stable value contracts denominated in foreign currencies and related foreign currency swaps. As of December 31, 2007, stable value contracts of $25.5 million had a foreign exchange loss of approximately $11.0 million and the related foreign currency swaps had a net unrealized gain of approximately $11.0 million.

The following table sets forth the notional amount and fair value of the funding agreements and related foreign currency swaps as of December 31, 2007 and the estimated fair value resulting from a hypothetical 10% change in quoted foreign currency exchange rates from levels prevailing at December 31, 2007:

			Fair Value Resulting From an
			Immediate +/- 10% Change in
	Notional	Fair Value at	Foreign Currency Exchange Rate
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2007
Stable value contracts	$25.5	$(11.0)	$(14.6)	$(7.3)
Foreign currency swap	25.5	11.0	12.4	9.5
	$51.0	$—	$(2.2)	$2.2

Estimated gains and losses were derived using pricing models specific to derivative financial instruments.  While these estimated gains and losses provide an indication of how sensitive our derivative financial instruments are to changes in interest rates and foreign currency exchange rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

Our stable value contract and annuity products tend to be more sensitive to market risks than our other products.  As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds.  Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $4.6 billion of our stable value contracts have no early termination rights.

As of December 31, 2008, we had $5.0 billion of stable value product account balances with an estimated fair value of $5.1 billion (using discounted cash flows), and $9.4 billion of annuity account balances with an estimated fair value of $9.0 billion (using discounted cash flows).  As of December 31, 2007, we had $5.0 billion of stable value product account balances with an estimated fair value of $5.1 billion (using discounted cash flows), and $8.7 billion of annuity account balances with an estimated fair value of $8.5 billion (using surrender values).

The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate one percentage point decrease in interest rates from levels prevailing as of December 31, 2008, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2008
Stable value product account balances	$5,211.5	2.1%
Annuity account balances	9,058.7	0.9

2007
Stable value product account balances	$5,248.7	2.4%
Annuity account balances	8,820.2	4.5

Estimated fair values were derived from the durations of our stable value and annuity account balances.  While these estimated fair values provide an indication of how sensitive the fair values of our stable value and annuity account balances are to changes in interest rates, they do not represent management’s view of future market changes, and actual market results may differ from these estimates.

A relatively immaterial amount of our liabilities relate to products (primarily whole life and term insurance), the profitability of which could be affected by changes in interest rates.  The effect of such changes in any one year is not expected to be material.

As of December 31, 2008, we held retained beneficial interests of the commercial mortgage loan securitization completed during 2007 with a fair value of $705.9 million.  See Note 10, Commercial Mortgage Securitizations, for more information on this commercial mortgage loan securitization we completed during 2007.  The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)

Fair Value Change	$(25,123)	$(49,640)

As of December 31, 2008, we held retained beneficial interests of the commercial mortgage loan securitizations completed during 1996 and 1999 with a fair value of $149.9 million. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)

Fair Value Change	$(2,882)	$(5,765)

The sensitivities in the preceding table are hypothetical and should be used with caution.  As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value of an interest that continues to be held is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of securities from financial institutions for the purpose of stabilizing the financial markets.  Under EESA and the TARP CPP, the U.S. Treasury has begun making equity investments in U.S. banks. Treasury has the authority to expand its investments to include insurers under the program. There are reports that the Treasury is considering such action, but the action may be limited to insurers that own or are owned by a federally-regulated bank or thrift institution. On January 15, 2009, the Fed announced its approval of PLC’s application to become a bank holding company by acquiring Bonifay Holding Company (“BHC”) and its subsidiary, The Bank of Bonifay (“the Bank”).  PLC’s acquisition of BHC and the Bank are contingent on, among other things, the receipt of all required regulatory and third-party approvals, PLC’s completion of satisfactory due diligence, the approval of the transaction by the stockholders of BHC, and PLC’s participation in the Treasury Department’s CPP. Completion of PLC’s acquisition of BHC and the Bank would subject PLC to additional regulation by federal and state banking regulators and could impose restrictions on PLC’s business operations. We cannot predict whether Treasury will include insurers in its program or, if it does, the criteria it will use in selecting participants and whether participation, or lack thereof, would be viewed positively or negatively. We also cannot predict what legal, regulatory or business restrictions Treasury may impose upon CPP participants. Further, we cannot predict what other actions Treasury or other governmental and regulatory bodies may take in an effort to address the ongoing deterioration of economic conditions, nor can there be any assurance as to the impact any governmental or regulatory actions will have on the financial markets, the economy or on PLC’s and our consolidated results of operations and financial position.

During the third quarter of 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”).  The fair value of the securities in SRUS’s qualifying reserve credit trust accounts had declined significantly due to the continued market value degradation in the U.S. capital markets. SRUS estimated a shortfall in reserve credit of approximately $132 million. This shortfall in reserve credit would have placed significant financial stress upon the statutory capital position of SRUS.  As a result, SRUS requested and received approval from the Department for a permitted practice (the “Permitted Practice”) with effect beginning as of September 30, 2008 related to SRUS’ ongoing ability to take reserve credit for reinsurance ceded to certain securitization companies.  The Permitted Practice relieved SRUS of the need to receive an additional $104 million in capital contributions.  On January 5, 2009, the Delaware Department of Insurance (“the Department”) issued an order of supervision (the “Order of Supervision”) against Scottish Re US (“SRUS”), in accordance with 18 Del. C. §5942, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department.  We cannot predict what changes in the status of SRUS’s financial condition may have on its ability to take reserve credit for the business ceded to SRUS.  If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on our financial condition and results of operation.  As of December 31, 2008, we had approximately $175.2 million of GAAP recoverable from SRUS. In addition, we had $456.8 million of ceded statutory reserves related to SRUS.

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

In addition, there are currently several proposals being considered by Congress and various agencies that would facilitate or require servicers of residential mortgage-backed securities (“RMBSs”) to modify the principal amount of, and/or restructure the amounts payable pursuant to, the residential mortgage loans underlying such securities. Similarly, there are currently several proposals being considered by Congress, including Senate Bill 61, that would grant a bankruptcy court the ability to modify or restructure the payments owing on mortgage loans, which loan modifications could result in a discharge of underlying principal amounts. To the extent a principal loss is imposed by a bankruptcy court (a so-called “cramdown”), under some RMBS structures, the loss would be allocated among the various tranches differently than would a loss resulting from foreclosure, and thus under some RMBS structures could have a disproportionate effect on the higher rated tranches. We are unable to predict whether such proposals will be approved and, if so, what specific impact such proposals would have on our fixed income investment portfolio. However, a reduction in the principal amount of the mortgage loans securing a RMBS in our portfolio could result in, among other things, a ratings downgrade of the individual RMBS, a reduction in the market value of the RMBS, and/or accelerated loss of principal on the RMBS. The occurrence of these events could have a material adverse impact on our capital position for regulatory and other purposes, our business and results of operations.

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

During 2006, the NAIC made the determination that certain securities previously classified as “preferred securities” had both debt and equity characteristics and because of this, required unique reporting treatment.  Under a “short-term solution”, NAIC guidance mandated that certain of these securities may have to carry a lower rating for asset valuation reserve and risk-based capital calculations.  As a result, certain securities receive a lower rating classification for asset valuation reserve and risk-based capital calculations.  Our insurance subsidiaries currently invest in hybrid securities.  As of December 31, 2008, we (including both insurance and non-insurance subsidiaries) held approximately $1.5 billion (statutory carrying value) in securities that meet the aforementioned “notch-down” criteria, based on evaluation of the underlying characteristics of the securities.  The NAIC has since established a long-term solution, which effective January 1, 2009, provides for the classification of these hybrid securities as debt securities.

During 2006, the NAIC’s Reinsurance Task Force adopted a proposal suggesting broad changes to the United States reinsurance market, with the stated intent to establish a regulatory system that distinguishes financially strong reinsurers from weak reinsurers, without relying exclusively on their state or country of domicile, with collateral to be determined as appropriate.  The task force recommended that regulation of reinsurance procedures be amended to focus on broad based risk and credit criteria and not solely on U.S. licensure status.  Evaluation of this reinsurance regulatory modernization Framework was taken under consideration by the NAIC’s Financial Condition (E) Committee, the Reinsurance Task Force’s parent committee, as one of its charges. In December 2008, the NAIC adopted the Framework. We cannot provide any assurance as to what impact such changes to the United States reinsurance industry will have on the availability, cost, or collateral restrictions associated with ongoing or future reinsurance transactions.

The NAIC adopted amendment(s) to the Unfair Trade Practices Act regarding the use of travel in insurance underwriting.  The amendment states that the denial of life insurance based upon an individual’s past lawful travel experiences or future lawful travel plans, is prohibited unless (i) the risk of loss for individuals traveling to a specified destination at a specified time is reasonably anticipated to be greater than if the individuals did not travel to that destination at that time, and (ii) the risk of traveling to a specific destination is based on sound actuarial principles and actual or reasonably anticipated experience.  We cannot predict at this time what impact, if any, such changes would have on us.

On November 11, 2008, the American Council of Life Insurers (“ACLI”) submitted to the NAIC a proposal to implement capital and surplus relief for life insurers. The ACLIs proposal contained nine elements, which were subsequently assigned to four of the NAIC’s technical committees. Of the nine elements proposed by the ACLI, the technical committees rejected three, approved three, and indicated that the remaining three would be acceptable given certain amendments. In January 2009, the NAIC Executive Committee voted not to approve any of the elements of the ACLI proposal. However, numerous life insurers have received various permitted accounting practices from their domiciliary state insurance departments that effectively implement certain of the elements. We received a permitted accounting practice related to the calculation of deficiency reserves from our domiciliary state regulator in Tennessee.  As of December 31, 2008, the permitted accounting practices impact was approximately $17.6 million.

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

In connection with our discontinued Lender’s Indemnity product, we have discovered facts and circumstances that support allegations against third parties (including policyholders and the administrator of the associated loan program), and we have instituted litigation to establish the rights and liabilities of various parties.  A counterclaim in the litigation and separate related lawsuits have been filed by various parties (including the Chapter 11 Plan trustee) seeking to assert liability against us for various matters.  Claims that have been asserted against us in this litigation include alleged contractual claims, bad faith, claims with respect to policies for which premiums were not received by us, and recoupment based on a fraudulent transfer theory; we are vigorously defending these claims.  Although we cannot predict the outcome of any litigation, we do not believe that the outcome of these matters will have a material impact on our financial condition or results of operations.

On February 27, 2009, Citigroup (“Citi”) announced it will issue common stock in exchange for preferred securities in an effort to increase its tangible common equity without any additional U.S. government investment. Citi stated that it will offer to exchange common stock for up to $27.5 billion of its existing preferred securities. Furthermore, Citi stated that the U.S. government will match this exchange up to a maximum of $25 billion face value of its preferred stock at the same conversion price. As of December 31, 2008, our preferred holdings in Citi had a GAAP amortized cost of $50.0 million and a market value of approximately $31.9 million.

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

For supplemental quarterly financial information, please see Note 20, Consolidated Quarterly Results-Unaudited of the Notes to Consolidated Financial Statements included herein.

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$2,679,449	$2,723,208	$2,316,594
Reinsurance ceded	(1,568,770)	(1,585,399)	(1,362,722)
Net of reinsurance ceded	1,110,679	1,137,809	953,872
Net investment income	1,618,214	1,613,803	1,352,432
Realized investment (losses) gains:
Derivative financial instruments	116,592	(274)	(21,555)
All other investments	(592,246)	4,804	101,864
Other income	85,092	85,759	96,944
Total revenues	2,338,331	2,841,901	2,483,557
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2008 - $1,492,392; 2007 - $1,540,744; 2006 - $1,199,073)	1,961,737	1,880,017	1,632,617
Amortization of deferred policy acquisition costs and value of business acquired	206,497	269,639	207,783
Other operating expenses, net of reinsurance ceded: (2008 - $221,143; 2007 - $265,623; 2006 - $244,060)	256,470	296,289	223,409
Total benefits and expenses	2,424,704	2,445,945	2,063,809
Income (loss) before income tax	(86,373)	395,956	419,748
Income tax (benefit) expense
Current	7,798	(47,305)	19,268
Deferred	(40,013)	190,828	135,597
Total income tax (benefit) expense	(32,215)	143,523	154,865
Net income (loss)	$(54,158)	$252,433	$264,883

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2008 - $23,052,830; 2007 - $23,002,701)	$20,068,600	$22,943,110
Equity securities, at fair market value (cost: 2008 - $316,487; 2007 - $59,588)	260,495	64,226
Mortgage loans	3,839,925	3,275,678
Investment real estate, net of accumulated depreciation (2008 - $453; 2007 - $283)	7,510	8,026
Policy loans	810,933	818,280
Other long-term investments	436,777	186,299
Short-term investments	1,048,327	1,218,116
Total investments	26,472,567	28,513,735
Cash	127,809	106,507
Accrued investment income	278,846	274,825
Accounts and premiums receivable, net of allowance for uncollectible amounts (2008 - $5,137; 2007 - $3,552)	44,877	77,997
Reinsurance receivables	5,175,228	5,033,748
Deferred policy acquisition costs and value of business acquired	4,147,068	3,339,748
Goodwill	96,166	92,579
Property and equipment, net of accumulated depreciation (2008 - $116,677; 2007 - $109,307)	38,004	40,754
Other assets	409,641	262,880
Income tax receivable	78,484	140,901
Deferred income tax	362,533	—
Assets related to separate accounts
Variable annuity	2,027,470	2,910,606
Variable universal life	242,944	350,802
Total Assets	$39,501,637	$41,145,082

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(continued)

	As of December 31,
	2008	2007
	(Dollars In Thousands)
Liabilities
Policy liabilities and accruals
Future policy benefits and claims	$17,007,883	$16,249,417
Unearned premiums	1,200,260	1,127,986
Total policy liabilities and accruals	18,208,143	17,377,403
Stable value product account balances	4,960,405	5,046,463
Annuity account balances	9,357,427	8,708,383
Other policyholders’ funds	420,946	307,140
Other liabilities	857,972	1,136,086
Deferred income taxes	—	511,402
Non-recourse funding obligations	1,505,000	1,375,000
Liabilities related to separate accounts
Variable annuity	2,027,470	2,910,606
Variable universal life	242,944	350,802
Total liabilities	37,580,307	37,723,285
Commitments and contingencies - Note 11
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidiation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2008 and 2007 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,226,734	1,120,996
Note receivable from PLC Employee Stock Ownership Plan	(853)	(1,445)
Retained earnings (includes SFAS No. 157 cumulative effect adjustment - $1,470)	2,302,033	2,354,721
Accumulated other comprehensive income (loss):
Net unrealized (losses) on investments, net of income tax: (2008 - $(858,022); 2007 - $(25,192))	(1,564,824)	(45,255)
Accumulated (loss) - hedging, net of income tax: (2008 - $(25,980); 2007 - $(6,779))	(46,762)	(12,222)
Total shareowners’ equity	1,921,330	3,421,797
Total liabilities and shareowners’ equity	$39,501,637	$41,145,082

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

				Note
				Receivable				Total
			Additional	From		Net Unrealized	Accumulated	Share
	Preferred	Common	Paid-In-	PLC	Retained	Gains / (Losses)	Gain / (Loss)	Owners’
	Stock	Stock	Capital	ESOP	Earnings	on Investments	Hedging	Equity
	(Dollars In Thousands)
Balance, December 31, 2005	$2	$5,000	$932,805	$(2,507)	$1,889,611	$104,753	$730	$2,930,394
Net income for 2006					264,883			264,883
Change in net unrealized gains/losses on investments (net of income tax - $(4,974))						(8,954)		(8,954)
Reclassification adjustment for amounts included in net income (net of income tax - $(30,010))						(54,027)		(54,027)
Change in accumulated gain (loss) hedging (net of income tax - $(3,692))							(6,684)	(6,684)
Comprehensive income for 2006								195,218
Capital contributions			181,464					181,464
Non-cash dividends					(54,090)			(54,090)
Decrease in note receivable from PLC ESOP				512				512
Balance, December 31, 2006	$2	$5,000	$1,114,269	$(1,995)	$2,100,404	$41,772	$(5,954)	$3,253,498
Net income for 2007					252,433			252,433
Change in net unrealized gains/losses on investments (net of income tax - $(46,909))						(84,268)		(84,268)
Reclassification adjustment for investment amounts included in net income (net of income tax - $(1,536))						(2,759)		(2,759)
Change in accumulated gain (loss) hedging (net of income tax - $(2,650))							(4,778)	(4,778)
Reclassification adjustment for hedging amounts included in net income (net of income tax - $(828))							(1,490)	(1,490)
Comprehensive income for 2007								159,138
Capital contributions			6,727					6,727
Cumulative effect adjustments (FIN No. 48 and SFAS No. 155)					1,884			1,884
Decrease in note receivable from PLC ESOP				550				550
Balance, December 31, 2007	$2	$5,000	$1,120,996	$(1,445)	$2,354,721	$(45,255)	$(12,222)	$3,421,797
Net loss for 2008					$(54,158)			$(54,158)
Change in net unrealized gains/losses on investments (net of income tax - $(940,699))						(1,715,790)		(1,715,790)
Reclassification adjustment for investment amounts included in net income (net of income tax - $107,868)						196,221		196,221
Change in accumulated gain (loss) hedging (net of income tax - $(20,085))							(36,135)	(36,135)
Reclassification adjustment for hedging amounts included in net income (net of income tax - $877)							1,595	1,595
Comprehensive loss for 2008								(1,608,267)
Capital contributions			105,738					105,738
Cumulative effect adjustments (SFAS No. 157)					1,470			1,470
Decrease in note receivable from PLC ESOP				592				592
Balance, December 31, 2008	$2	$5,000	$1,226,734	$(853)	$2,302,033	$(1,564,824)	$(46,762)	$1,921,330

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$(54,158)	$252,433	$264,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	475,654	(4,530)	(80,309)
Amortization of deferred policy acquisition costs and value of business acquired	206,497	269,639	207,783
Capitalization of deferred policy acquisition costs	(383,611)	(411,987)	(325,001)
Depreciation expense	10,584	10,608	12,680
Deferred income tax	59,223	183,271	107,233
Accrued income tax	61,609	(14,238)	(48,832)
Interest credited to universal life and investment products	1,043,676	1,010,944	891,627
Policy fees assessed on universal life and investment products	(575,128)	(570,420)	(507,391)
Change in reinsurance receivables	(141,480)	(436,932)	(509,943)
Change in accrued investment income and other receivables	29,099	85,104	(86,782)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	361,934	453,376	593,362
Trading securities:
Maturities and principal reductions of investments	443,941	370,042	184,814
Sale of investments	1,329,350	1,816,728	2,460,031
Cost of investments acquired	(1,763,347)	(2,244,453)	(2,415,924)
Other net change in trading securities	(38,217)	239,731	(309,255)
Change in other liabilities	(79,532)	14,985	111,355
Other, net	(197,594)	(148,422)	(70,112)
Net cash provided by operating activities	788,500	875,879	480,219
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	1,874,173	1,372,856	1,176,165
Sale of investments	2,885,176	2,264,220	5,022,217
Cost of investments acquired	(5,664,258)	(4,673,277)	(5,781,673)
Mortgage loans:
New borrowings	(894,528)	(900,739)	(1,055,998)
Repayments	328,006	484,513	452,697
Change in investment real estate, net	509	34,809	56,422
Change in policy loans, net	7,347	21,222	(69)
Change in other long-term investments, net	41,674	(34,200)	14,060
Change in short-term investments, net	(112,407)	(121,641)	31,055
Purchase of property and equipment	(6,749)	(12,752)	(7,500)
Sales of property and equipment	408	—	—
Payments for business acquisitions, net of cash acquired of $394,366 (2006)		—	(539,218)
Net cash used in investing activities	(1,540,649)	(1,564,989)	(631,842)
Cash flows from financing activities
Net proceeds from securities sold under repurchase agreements	—	(16,949)	16,949
Payments on liabilities related to variable interest entities	—	(20,395)	(22,209)
Issuance of non-recourse funding obligations	130,000	950,000	300,000
Capital contributions	13,010	6,727	160,000
Investments product deposits and change in universal life deposits	5,287,343	3,429,793	2,419,734
Investment product withdrawals	(4,588,354)	(3,555,442)	(2,640,427)
Other financing activities, net	(68,548)	(35,536)	(97,091)
Net cash provided by financing activities	773,451	758,198	136,956
Change in cash	21,302	69,088	(14,667)
Cash at beginning of period	106,507	37,419	52,086
Cash at end of period	$127,809	$106,507	$37,419

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

Entities Included

The consolidated financial statements include the accounts of Protective Life Insurance Company and its wholly owned subsidiaries.  The Company’s consolidated financial statements also include the accounts of certain variable interest entities in which the Company is considered the primary beneficiary.  Intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The most significant estimates include those used in determining deferred policy acquisition costs (“DAC”) and amortization periods, goodwill recoverability, value of business acquired (“VOBA”), investment fair values and other-than-temporary impairments, future policy benefits, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities, reinsurance risk transfer assessments and reserves for losses in connection with unresolved legal matters.

Significant Accounting Policies

Valuation of investment securities

The fair value for fixed maturity, short term, and equity securities, is determined by management after considering and evaluating one of three primary sources of information: third-party pricing services, independent broker quotations, or pricing matrices.  Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix.  Typical inputs used by these three pricing methods include, but are not limited to: reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and rates of prepayments.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services will normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information as outlined above.  If there are no recent reported trades, the third-party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.  Included in the pricing of asset-backed securities (“ABS”), collateralized mortgage obligations (“CMOs”), and mortgage-backed securities (“MBS”) are estimates of the rate of future prepayments of principal over the remaining life of the securities. Such estimates are derived based on the characteristics of the underlying structure and rates of prepayments previously experienced at the interest rate levels projected for the underlying collateral.

Determining whether a decline in the current fair value of invested assets is an other-than-temporary decline in value is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets.  For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows or rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers.  Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks.  Although it is possible for the impairment of one investment to affect other investments, The Company engages in ongoing risk management to safeguard against and limit any further risk to its investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets. The Company considers a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline in fair value, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered.

For the year ended December 31, 2008, the Company recorded pre-tax other-than-temporary impairments, excluding $18.7 million of modified coinsurance (“Modco”) related impairments, of $311.6 million in its investments. There were no impairments for the year ended December 31, 2007. The impairments related to debt obligations and preferred stock holdings in Lehman Brothers and Washington Mutual, residential mortgage-backed securities collateralized by Alt-A mortgages, and preferred stock holdings in Fannie Mae and Freddie Mac. The decline in the estimated fair value of these securities resulted from factors including distressed credit markets, the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in rating, and interest rate changes. These other-than-temporary impairments resulted from the Company’s analysis of circumstances and its belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments.  For more information on impairments, refer to Note 4, Investment Operations.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts.  As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances.  Such negative balances are included in other liabilities and were $21.3 million and $89.8 million as of December 31, 2008 and 2007, respectively.  The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

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

Under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”), the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 2.7% to 12.6%) the Company expects to experience in future periods.  These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed.  Additionally, relating to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized.  Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts.  This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies.  The Company amortizes VOBA in proportion to gross premiums for FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) products and in proportion to expected gross profits (“EGPs”) for FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments (“SFAS No. 97”) products, including accrued interest credited to account balances of up to approximately 11%.

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

Property and equipment consisted of the following as of December 31:

	2008	2007
	(Dollars In Thousands)
Home office building	$56,278	$56,108
Data processing equipment	48,962	45,321
Other, principally furniture and equipment	49,441	48,632
	154,681	150,061
Accumulated depreciation	(116,677)	(109,307)
	$38,004	$40,754

Separate Accounts

The separate account assets represent funds for which the Company does not bear the investment risk.  These assets are carried at fair value and are equal to the separate account liabilities, which represent the policyholder’s equity in those assets.  These amounts are reported separately as assets and liabilities related to separate accounts in the accompanying consolidated financial statements.  Amounts assessed against policy account balances for the costs of insurance, policy administration, and other services are included in premiums and policy fees in the accompanying Consolidated Statements of Income (Loss).

Stable Value Product Account Balances

The Company sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations.  During 2003, the Company registered a funding agreement-backed notes program with the United States Securities and Exchange Commission (the “SEC”). Through this program, the Company was able to offer notes to both institutional and retail investors.  As a result of the strong sales of these notes since their introduction in 2003, the amount available under this program was increased by $4 billion in 2005 through a second registration.  The segment’s funding agreement-backed notes complement the Company’s overall asset/liability management in that the terms of the funding agreements may be tailored to the needs of Protective Life as the seller of the funding agreements, as opposed to solely meeting the needs of the buyer.

In addition, the Company markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans, and fixed and floating rate funding agreements to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Through the Company’s registered funding agreement-backed note program, the Company is able to offer secured notes to both institutional and retail investors.  GICs are contracts that specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan.  Stable value product account balances include GICs and funding agreements the Company has issued.  At December 31, 2008 and 2007, the Company had $3.1 billion and $3.7 billion, respectively, of stable value product account balances marketed through structured programs.  Most GICs and funding agreements the Company has written have maturities of one to ten years.  At December 31, 2008, future maturities of stable value products, excluding interest, were $1.4 billion in 2009, $1.8 billion in 2010-2011, $1.1 billion in 2012-2013, and $0.7 billion after 2013.

Derivative Financial Instruments

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk.  These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources and are then incorporated into the Company’s risk management program.

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

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate swaptions.  The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).  The Company uses foreign currency swaps to manage its exposure to changes in the value of foreign currency denominated stable value contracts.  No foreign currency swaps remain outstanding. The Company also uses S&P 500® options to mitigate its exposure to the value of equity indexed annuity contracts.

FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”.  The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure.  For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings.  The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change.  For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values.  Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.  The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change.  Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) – derivative financial instruments”.

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

•                  During 2006, the Company entered into swaps to convert CMT (“Constant Maturity Treasury”) based floating rate interest payments on funding agreements to fixed rate interest payments.

•                  During 2006 and 2007, the Company entered into interest rate swaps to convert LIBOR based floating rate interest payments on funding agreements to fixed rate interest payments.

The Company designated these swaps as cash flow hedges and therefore recorded the change in the fair value of the swap during the period in accumulated other comprehensive income. Gains and losses on these swaps are reclassified from other comprehensive income to current earnings as interest payments are made on the funding agreements.  For the years ended December 31, 2008, 2007, and 2006, the amount of hedge ineffectiveness reported in income was a $1.7 million loss and $4.2 million and $0.6 million in gains, respectively.  Additionally, as of December 31, 2008 and 2007, the Company reported an after-tax decrease to accumulated other comprehensive income of $34.5 million and $6.3 million, respectively, related to our cash flow hedges.  During 2009, the Company expects to reclassify $3.0 million out of accumulated other comprehensive income and into earnings.

Other Derivatives

 The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been designated by the Company for hedge accounting treatment.  Changes in the fair value of these derivatives are recognized in earnings during the period of change.

•                  The Company uses certain foreign currency swaps, which are not designated as cash flow hedges, to mitigate its exposure to changes in currency rates.  For 2008, 2007, and 2006, the Company recorded pre-tax losses of $11.0 million, and pre-tax gains of $3.5 million and $3.4 million on these swaps, respectively.  In connection with these swaps, the Company also recognized pre-tax gains of $11.0 million and pre-tax losses of $3.5 million and $3.4 million, respectively, during 2008, 2007, and 2006 as the change in value of the related foreign currency denominated stable value contracts.  These net gains or losses primarily result from differences in the forward and spot exchange rates used to revalue the swaps and the stable value contracts.  The final swap and related stable value contract matured in November of 2008. No foreign currency swaps remain outstanding.

•                  The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with its mortgage loan commitments.  During 2008, 2007, and 2006, the Company recognized pre-tax losses of $25.8 million and $3.7 million, and a pre-tax gain of $26.7 million, respectively, as a result of changes in value of these futures positions.

•                  The Company uses other interest swaps to mitigate interest rate risk related to floating rate exposures. The Company realized a loss of $24.9 million on interest rate swaps for the year ended December 31, 2008.

•                  The Company uses other swaps, options, and swaptions to manage the interest rate risk in its mortgage-backed security portfolio.  For 2008, 2007, and 2006, the Company recognized pre-tax losses of $4.3 million, $10.5 million, and $1.6 million, respectively, for the change in fair value of these derivatives.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which, in accordance with DIG B36, contain embedded derivatives that must report changes in fair value through current period earnings.  The change in fair value of these derivatives resulted in the recognition of pre-tax gains of $212.9 million and $10.7 million and a $44.5 million pre-tax loss in 2008, 2007, and 2006, respectively.  The gain during 2008 on these embedded derivatives was the result of an elevated level of spread widening, fluctuations in interest rates, and the impact of impairments/credit related losses on the modified coinsurance portfolios. The gain during 2007 on these embedded derivatives was the result of spread widening, partially offset by lower interest rates.  The loss during 2006 was primarily the result of decreasing interest rates during the second half of 2006. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes offset the gains or losses on these embedded derivatives.

•                  During 2005, the Company began marketing equity indexed annuities.  Effective January 1, 2007, the Company adopted FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”) and elected the fair value option for valuing the reserve liabilities associated with the Company’s EIA product.  Under SFAS No. 155, the entire reserve liability is valued using fair value, whereas prior to the adoption of SFAS No. 155, the embedded derivative was bifurcated and valued under SFAS No. 133 guidance and the annuity host contract was valued under SFAS No. 97. Prior to 2007, under SFAS No.133, the equity market component, where interest credited to the contracts was linked to the performance of the S&P 500® index, was considered an embedded derivative.  The change in fair value of the embedded derivative resulted in a $5.7 million pre-tax loss in 2006.  The Company utilized S&P 500® options to mitigate the risk associated with equity indexed annuity contracts.  The Company recognized pre-tax losses of $8.0 million and pre-tax gains of $0.5 million and $2.9 million on its S&P 500® options in 2008, 2007, and 2006, respectively.

•                  During 2007, the Company began marketing certain variable annuity products with a guaranteed minimum withdrawal benefit (“GMWB”) rider.  Under SFAS No. 133, the GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.  The change in fair value of the embedded derivative resulted in pre-tax losses of $32.9 million and $0.5 million in 2008 and 2007, respectively.

Insurance liabilities and reserves

Establishing an adequate liability for the Company’s obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency and other assumptions based on the Company’s historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for the Company’s property and casualty insurance products also requires the use of assumptions, including the projected levels of used vehicle prices, the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. The Company’s results depend significantly upon the extent to which its actual claims experience is consistent with the assumptions the Company used in determining its reserves and pricing its products. The Company’s reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. The Company cannot determine with precision the ultimate amounts that it will pay for actual claims or the timing of those payments. In addition, effective January 1, 2007, the Company adopted SFAS No. 155, related to its equity indexed annuity product. SFAS No. 155 requires that the Company determine a fair value for the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As a result of the adoption of SFAS No. 157 at January 1, 2008, the Company made certain modifications to the method used to determine fair value for its liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, the Company’s credit rating and other market considerations. The impact of adopting SFAS No. 157 is discussed further in Note 18, Fair Value of Financial Instruments.

Guaranteed minimum withdrawal benefits

The Company also establishes liabilities for GMWB on its variable annuity products. The GMWB is valued in accordance with SFAS No. 133 which utilizes the valuation technique prescribed by SFAS No. 157, which requires the liability to be marked-to-market.  The methods used to estimate the liabilities employ assumptions, about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

As a result of the adoption of SFAS No. 157 at January 1, 2008, the Company made certain modifications to the method used to determine fair value for its liability related embedded derivatives related to annuities with guaranteed minimum withdrawal benefits to take into consideration factors such as policyholder behavior, credit risk and other market considerations. See Note 18, Fair Value of Financial Instruments for more information related to the impact of adopting SFAS No. 157.

Goodwill

Goodwill is tested for impairment at least annually.  The Company evaluates the carrying value of goodwill at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilized a discounted cash flows model to assess the fair value of the reporting units. As of December 31, 2008 and 2007, the Company evaluated goodwill and determined that the fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with FASB Statement No. 142, Goodwill and Other intangible Assets (“SFAS No. 142”).  As of December 31, 2008, the Company had goodwill of $96.2 million.

In addition, in light of the decrease in PLC’s market capitalization (“market cap”) during the fourth quarter of 2008, the Company reviewed the underlying factors causing the market cap decrease to determine if the market cap fluctuation would be indicative of an additional factor to consider in its goodwill impairment testing, as such a decline in the market cap or market value of an entity’s securities may or may not be indicative of a triggering event which could require the Company to perform an interim or event-driven impairment analysis.

The Company’s material goodwill balances are attributable to its business segments.  As previously noted, the Company’s operating segments’ discounted cash flows support the goodwill balance as of December 31, 2008.  In the Company’s view, the reduction in PLC’s market cap is primarily attributable to illiquidity of credit markets and capital markets, concern related to its investment portfolio’s unrealized loss positions, impairments recognized during 2008, and an overall fear of the capital levels and potential economic impacts to financial services companies. These factors primarily impact the Company at a corporate level, and largely within the Corporate and Other segment.  The Company monitors the aggregate fair value of its reporting units as a comparison to its overall market capitalization.  During 2008, the Company believes the factors that led to the decline in market cap primarily impacted us at a corporate level, and largely within the Corporate and Other segment, which does not carry a material balance of goodwill, as opposed to impacting the prescribed and inherent fair values of the Company’s other operating segments and reporting units.  As a result, in the Company’s view, the decrease in its market cap does not invalidate its discounted cash flow results.

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

The Company analyzes whether it needs to establish a valuation allowance on each of its deferred tax assets.  In performing this analysis, the Company first considers the need for a valuation allowance on each separate deferred tax asset.  Ultimately, it analyzes this need in the aggregate in order to prevent the double-counting of expected future taxable income in each of the foregoing separate analyses.

Policyholder Liabilities, Revenues and Benefits Expense

Traditional Life, Health, and Credit Insurance Products

Traditional life insurance products consist principally of those products with fixed and guaranteed premiums and benefits, and they include whole life insurance policies, term and term-like life insurance policies, limited payment life insurance policies, and certain annuities with life contingencies. Traditional life insurance premiums are recognized as revenue when due.  Health and credit insurance premiums are recognized as revenue over the terms of the policies.  Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the contracts.  This is accomplished by means of the provision for liabilities for future policy benefits and the amortization of DAC and VOBA.  Gross premiums in excess of net premiums related to immediate annuities are deferred and recognized over the life of the policy.

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation.  Reserve investment yield assumptions on December 31, 2008 range from approximately 5.0% to 7.0%.  The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported.  Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	2008	2007	2006
	(Dollars In Thousands)
Balance beginning of year	$237,669	$167,757	$134,104
Less: reinsurance	113,011	59,654	61,655
Net balance beginning of year	124,658	108,103	72,449
Incurred related to:
Current year	381,146	447,752	395,873
Prior year	50,123	(13,619)	(9,685)
Total incurred	431,269	434,133	386,188
Paid related to:
Current year	396,438	360,308	304,177
Prior year	52,289	57,270	55,349
Total paid	448,727	417,578	359,526
Other changes:
Acquisition and reserve transfers	(80)	—	8,992
Net balance end of year	107,120	124,658	108,103
Add: reinsurance	111,451	113,011	59,654
Balance end of year	$218,571	$237,669	$167,757

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies.  Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders.  Such fees are recognized when assessed and earned.  Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies.  Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances.  Interest rates credited to universal life products ranged from 3.0% to 12.6% and investment products ranged from 3.0% to 7.3% in 2008.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

Effective January 1, 2007, the Company adopted SFAS No. 155 related to its equity indexed annuity product. SFAS No. 155 requires that the Company record the liability related to this block of business at fair value at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations.  As a result of the adoption of SFAS No. 157 at January 1, 2008, the Company made certain modifications to the method used to determine fair value for this product, to take into consideration factors such as policyholder behavior, credit risk and other market considerations. See Note 18, Fair Value of Financial Instruments for more information related to the impact of adopting SFAS No. 157.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its variable annuity products.  The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Future declines in the equity market would increase the Company’s GMDB liability.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.  Our GMDB as of December 31, 2008, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003.  As of December 31, 2008, the Company’s net GMDB liability held was $1.2 million.

The Company also establishes liabilities for GMWB on its variable annuity products.  The GMWB is valued in accordance with SFAS No. 133 which utilizes the valuation technique prescribed by SFAS No. 157, which requires the liability to be marked-to-market.  The methods used to estimate the liabilities employ assumptions, about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility.  The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table.  Differences between the actual experience and the assumptions used result in variances in profit and could result in losses.

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

The Company’s traditional life insurance products are subject to SFAS No. 60 and the recognition of the impact of reinsurance costs on the Company’s financial statements reflect the requirements of that pronouncement. Ceded premiums are treated as an offset to direct premium and policy fee revenue and are recognized when due to the assuming company. Ceded claims are treated as an offset to direct benefits and settlement expenses and are recognized when the claim is incurred on a direct basis. Ceded policy reserve changes are also treated as an offset to benefits and settlement expenses and are recognized during the applicable financial reporting period. Expense allowances paid by the assuming companies are treated as an offset to other operating expenses. Since reinsurance treaties typically provide for allowance percentages that decrease over the lifetime of a policy, allowances in excess of the “ultimate” or final level allowance are capitalized. Amortization of capitalized reinsurance expense allowances is treated as an offset to direct amortization of DAC or VOBA. Amortization of deferred expense allowances is calculated as a level percentage of expected premiums in all durations given expected future lapses and mortality and accretion due to interest.

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

Accounting Pronouncements Recently Adopted

FASB Statement No. 157, Fair Value Measurement (“SFAS No. 157”).  In September 2006, the FASB issued SFAS No. 157.  On January 1, 2008, the Company adopted this Statement, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  Additionally, on January 1, 2008, the Company elected the partial adoption of SFAS No. 157 under the provisions of FASB Staff Position (“FSP”) FAS No. 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this Statement until periods beginning January 1, 2009 for certain non-financial assets and liabilities.  Under the provisions of this FSP, the Company will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination.  In January 2008, FASB also issued proposed FSP FAS No. 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities.  Management is monitoring the status of this proposed FSP for any impact on the Company’s consolidated financial statements.  On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS No. 157-3”), to clarify the application of SFAS No. 157 in a market that is not active and provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This statement was effective upon issuance, including prior periods for which the financial statements have not been issued. For more information, see Note 18, Fair Value of Financial Instruments.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimizes the use of unobservable inputs.  For more information, see Note 18, Fair Value of Financial Instruments.

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

FASB Staff Position (“FSP”) FIN No. 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN No. 39-1”).  As of January 1, 2008, the Company adopted FSP FIN No. 39-1.  This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances.  The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended.  The Company does not, and has not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.

FSP FAS No. 133-1 and FIN No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS No. 133-1 and FIN No. 45-4”).   In September of 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4.  This FSP amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, and also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  In addition, this FSP clarifies the FASB’s intent about the effective date of SFAS No. 161. The FSP will be effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008.  In periods after adoption, this FSP requires comparative disclosures only for periods ending subsequent to initial adoption.  The adoption of this FSP did not have an impact on the Company’s consolidated results of operations or financial position.

FSP FAS No. 140-4 and FIN No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS No. 140-4 and FIN No. 46(R)-8”). In December of 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8. This FSP amends the disclosure requirements in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This amendment is to provide users of financial assets and an enterprise’s involvement with variable interest entities (“VIEs”). Additionally, this FSP requires certain disclosures to be provided by a sponsor of a VIE and a non-transferor enterprise that holds a significant variable interest in a qualifying special-purpose entity (“SPE”). The Company does not expect this FSP to have a significant impact on its consolidated results of operations or financial position other than footnote disclosures. The additional disclosure requirements will be effective for the first reporting period ending after December 15, 2008. This FSP will be effective for the period ending December 31, 2008.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  In May of 2008, the FASB issued SFAS No. 162.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“the GAAP hierarchy”).  This Statement became effective on November 17, 2008.  The adoption of this Statement did not have a significant impact on the Company’s consolidated results of operations or financial position.

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

FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS No. 142-3”).  In April of 2008, the FASB issued FSP No. 142-3 to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other guidance under U.S. GAAP.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The FSP will be effective for the Company beginning January 1, 2009.  The Company does not expect this FSP to have a significant impact on its consolidated results of operations or financial position.

FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS No. 163”).  In May of 2008, the FASB issued SFAS No. 163.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.  This Statement does not apply to financial guarantee insurance contracts that would be within the scope of SFAS No. 133.  This Statement is effective for fiscal years and interim periods beginning after December 15, 2008.  The standard will be effective for the Company beginning January 1, 2009.  The Company does not expect this Statement to have a significant impact on its consolidated results of operations or financial position.

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

FASB Statement No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“SFAS No. 132(R)-1”).  In December of 2008, the FASB issued SFAS No. 132(R)-1. This statement does not require any changes to current accounting. It requires additional disclosures related to Postretirement Benefit Plan Assets. This statement will provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets. The disclosure requirements will be effective for the Company for the period ending December 31, 2009. The Company does not expect this FSP to have an impact on its consolidated results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year.  Such reclassifications had no effect on previously reported net income or shareowners’ equity.

3.             ACQUISITION ACTIVITY

Chase Insurance Group Acquisition

On July 3, 2006, the Company completed the acquisition contemplated by the Stock Purchase Agreement.  Pursuant to that agreement with JP Morgan Chase & Co. (“JPMC”) and two of its wholly owned subsidiaries (collectively, the “Sellers”), the Company and its subsidiary West Coast Life Insurance Company purchased from the Sellers the Chase Insurance Group, which consisted of five insurance companies that manufacture and administer traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) for a net purchase price of $873.5 million.  The Chase Insurance Group historically was headquartered in Elgin, Illinois, and offered primarily level premium term and other traditional life products, as well as fixed and variable annuity products.  The Chase Insurance Group’s results of operations were included in the Company’s consolidated results of operations beginning July 3, 2006.

This transaction was accounted for under the purchase method of accounting prescribed by FASB Statement No. 141, Business Combinations (“SFAS No. 141”).  SFAS No. 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date.  The allocation of the $873.5 million aggregate purchase price to the specific identifiable tangible and intangible assets and liabilities is as follows:

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

Pro forma Condensed Consolidated Results of Operations

The following (unaudited) pro forma condensed consolidated results of operations assume that the acquisitions of both the Chase Insurance Group and Western General were completed as of January 1, 2006:

For the Year Ended
December 31,
2006
(Dollars In Thousands)
Revenue	$2,726,155

Net income	288,998

The pro forma information above is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4.                                      INVESTMENT OPERATIONS

Major categories of net investment income for the years ended December 31, are summarized as follows:

	2008	2007	2006
	(Dollars In Thousands)
Fixed maturities	$1,422,364	$1,287,794	$1,071,256
Equity securities	19,041	1,871	5,585
Mortgage loans	238,062	308,260	268,380
Investment real estate	3,771	3,784	384
Short-term investments and other	34,361	100,444	104,193
	1,717,599	1,702,153	1,449,798
Investment expenses	99,385	88,350	97,366
	$1,618,214	$1,613,803	$1,352,432

Net realized investment gains (losses) for all other investments for the years ended December 31, are summarized as follows:

	2008	2007	2006
	(Dollars In Thousands)
Fixed maturities	$(304,152)	$(1,605)	$16,467
Equity securities	63	5,900	289
Mark to market - Modco trading portfolio	(290,831)	(989)	66,363
Mortgage loans and other investments	2,674	1,498	18,745
	$(592,246)	$4,804	$101,864

In 2008, gross gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $51.7 million, and gross losses were $355.8 million. In 2007, gross gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $16.2 million, and gross losses were $11.9 million.  In 2006, gross gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $56.6 million, and gross losses were $34.2 million.

The amortized cost and estimated market value of the Company’s investments classified as available-for-sale as of December 31, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Market Value
	(Dollars In Thousands)
2008
Fixed maturities:
Bonds
Mortgage-backed securities	$7,187,399	$43,010	$(1,015,712)	$6,214,697
United States Government and authorities	71,404	2,769	(1,526)	72,647
States, municipalities, and political subdivisions	28,708	1,392	(198)	29,902
Public utilities	1,839,846	16,263	(189,614)	1,666,495
Convertibles and bonds with warrants	88	—	(69)	19
All other corporate bonds	10,688,893	64,835	(1,905,380)	8,848,348
Redeemable preferred stocks	—	—	—	—
	19,816,338	128,269	(3,112,499)	16,832,108
Equity securities	313,949	4,362	(60,353)	257,958
Short-term investments	967,960	—	—	967,960
	$21,098,247	$132,631	$(3,172,852)	$18,058,026
2007
Fixed maturities:
Bonds
Mortgage-backed securities	$7,931,761	$45,625	$(91,701)	$7,885,685
United States Government and authorities	113,074	1,016	(5)	114,085
States, municipalities, and political subdivisions	34,302	4,348	(8)	38,642
Public utilities	1,636,084	40,442	(45,244)	1,631,282
Convertibles and bonds with warrants	231	39	(43)	227
All other corporate bonds	9,682,598	239,693	(253,780)	9,668,511
Redeemable preferred stocks	50	—	(8)	42
	19,398,100	331,163	(390,789)	19,338,474
Equity securities	54,311	5,172	(527)	58,956
Short-term investments	1,166	—	—	1,166
	$19,453,577	$336,335	$(391,316)	$19,398,596

As of December 31, 2008 and 2007, the Company had an additional $3.2 billion and $3.6 million, respectively, of fixed maturities and $2.4 million and $52.0 million, respectively, of short-term investments classified as trading securities.  As of December 31, 2008, the Company had $80.4 million of equity securities classified as trading securities.

The amortized cost and estimated market value of available-for-sale fixed maturities as of December 31, 2008, by expected maturity, are shown as follows.  Expected maturities are derived from rates of prepayment that may differ from actual rates of prepayment.

		Estimated
	Estimated	Fair
	Amortized	Market
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$988,098	$967,362
Due after one year through five years	4,227,218	3,850,220
Due after five years through ten years	5,755,392	4,851,876
Due after ten years	8,845,630	7,162,650
	$19,816,338	$16,832,108

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist.  These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) our intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer.  Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments.  Although no set formula is used in this process, the investment performance and continued viability of the issuer are significant measures considered.  Once a determination has been made that a specific other-than-temporary impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value. During 2008 and 2006, the Company recorded other-than-temporary impairments in our investments of $311.6 million and $5.7 million, respectively.  There were no other-than-temporary impairments recorded in 2007.

The following table shows the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Mortgage-backed securities	$3,714,129	$(768,052)	$1,003,729	$(181,382)	$4,717,858	$(949,434)
US government	54	(1)	—	—	54	(1)
States, municipalities, etc.	1,575	(130)	453	(68)	2,028	(198)
Public utilities	774,843	(72,026)	490,629	(117,588)	1,265,472	(189,614)
Convertibles bonds	—	—	19	(69)	19	(69)
Other corporate bonds	5,791,050	(1,006,981)	2,242,926	(966,201)	8,033,976	(1,973,182)
Equities	153,469	(59,499)	1,054	(855)	154,523	(60,354)
	$10,435,120	$(1,906,689)	$3,738,810	$(1,266,163)	$14,173,930	$(3,172,852)

For mortgage-backed securities in an unrealized loss position for greater than 12 months, $70.9 million of the $181.4 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments.  The public utilities category has gross unrealized losses greater than 12 months of $117.6 million, while the other corporate bonds category has gross unrealized losses greater than 12 months of $966.2 million as of December 31, 2008. These losses relate primarily to the widening of credit spreads and fluctuations in treasury rates. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments.  Positive factors considered include credit ratings, the financial health of the investee, the continued access of the investee to capital markets, and other pertinent information including our ability and intent to hold these securities to recovery.  The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Mortgage-backed securities	$2,266,805	$(56,344)	$2,408,705	$(35,358)	$4,675,510	$(91,702)
US government	376	(3)	627	(2)	1,003	(5)
States, municipalities, etc.	490	(1)	520	(7)	1,010	(8)
Public utilities	369,058	(22,968)	422,135	(22,276)	791,193	(45,244)
Convertibles bonds	—	—	45	(43)	45	(43)
Other corporate bonds	3,047,155	(152,790)	1,224,886	(100,989)	4,272,041	(253,779)
Equities	680	(156)	1,040	(379)	1,720	(535)
	$5,684,564	$(232,262)	$4,057,958	$(159,054)	$9,742,522	$(391,316)

As of December 31, 2008 and 2007, the Company had available-for-sale bonds which were rated below investment grade of $1.0 billion and $792.8 million, respectively, having an amortized cost of $1.6 billion and $859.8 million, respectively.  Not included in these below investment grade bonds at December 31, 2008 and 2007, are $55.6 million and $39.0 million, respectively, of securities in the Company’s trading securities portfolio.  As of December 31, 2008, approximately $30.0 million of the bonds rated below investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $421.4 million of the below investment grade bonds are not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale, for the years ended December 31, is summarized as follows:

	2008	2007	2006
	(Dollars In Thousands)
Fixed maturities	$(1,900,992)	$(122,593)	$(112,231)
Equity securities	(39,414)	(1,447)	554

Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $100.4 million were non-income producing for the year ended December 31, 2008.

As of December 31, 2008 and 2007, the Company had investments related to retained beneficial interests of mortgage loan securitizations of $855.8 million and $929.1 million, respectively. See Note 10, Commercial Mortgage Securitizations, for more information on the mortgage loan securitizations the Company has completed.

Included in the Company’s invested assets are $810.9 million of policy loans as of December 31, 2008. The interest rates on these policy loan range from 3% to 9.95%.

Securities Lending

The Company participates in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time.  The Company requires collateral of 102% of the market value of the loaned securities to be separately maintained.  The loaned securities’ market value is monitored on a daily basis.  As of December 31, 2008, securities with a market value of $120.5 million were loaned under these agreements.  As collateral for the loaned securities, the Company receives short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for its obligation to return the collateral. As of December 31, 2008, the fair market value of the collateral related to this program was $116.7 million and the Company has an obligation to return $124.5 million of collateral to the securities borrower.

Mortgage Loans

As of December 31, 2008, all of the Company’s mortgage loans were commercial loans of which 65% were retail, 14% were office buildings, 10% were apartments, 8% were warehouses, and 3% were other.  The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties.  No single tenant’s leased space represents more than 2.4% of mortgage loans.  Approximately 75% of the mortgage loans are on properties located in the following states:

Percentage of
Mortgage Loans
State	on Real Estate
Texas	12.5%
Georgia	10.6
Tennessee	8.1
Alabama	7.6
Florida	5.8
South Carolina	5.5
Ohio	4.6
Utah	4.4
North Carolina	4.2
Indiana	3.6
Michigan	2.8
Virginia	2.5
California	2.3
74.5%

As of December 31, 2008, the average mortgage loan was $2.4 million and the weighted-average interest rate was 6.4%.  The largest single mortgage loan was $34.7 million.

Many of the mortgage loans have call provisions between 3 and 10 years.  Assuming the loans are called at their next call dates, approximately $125.9 million would become due in 2009, $762.0 million in 2010 through 2014, $941.9 million in 2015 through 2019, and $292.7 million thereafter.

For several years the Company has offered a type of commercial mortgage loan under which it will permit a slightly higher loan-to-value ratio in exchange for a participating interest in the cash flows from the underlying real estate.  As of December 31, 2008 and 2007, approximately $746.2 million and $627.0 million, respectively, of the Company’s mortgage loans have this participation feature.

Since our mortgage loans are collateralized by real estate, any assessment of impairment is based upon the estimated fair value of the real estate.  As of December 31, 2008 and 2007, the Company had an allowance for mortgage loan credit losses of $2.2 million and $0.5 million, respectively.  This allowance is calculated through analysis of specific loans that are believed to be at a higher risk of becoming impaired in the near future.

5.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESSES ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC as of December 31, are as follows:

	2008	2007
	(Dollars In Thousands)
Balance, beginning of period	$2,250,793	$2,033,710
Capitalization of commissions, sales, and issue expenses	383,856	375,825
Amortization	(160,251)	(206,171)
Change in unrealized investment gains and losses	630,205	51,106
Reclass of VOBA	44,738	—
Other	18,470	(3,677)
Balance, end of period	$3,167,811	$2,250,793

Value of businesses acquired

The balances and changes in VOBA as of December 31, are as follows:

	2008	2007
	(Dollars In Thousands)
Balance, beginning of period	$1,088,955	$1,114,096
Acquisitions	353	59,040
Amortization	(65,313)	(84,192)
Reclass of VOBA	(44,738)	—
Other	—	11
Balance, end of period	$979,257	$1,088,955

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2009	$82,943
2010	77,267
2011	74,883
2012	68,622
2013	63,377

6.                                      GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

		Asset	Total
	Acquisitions	Protection	Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2006	$32,007	$43,523	$75,530
Contingent payment related to prior acquisition	—	4,315	4,315
Purchase price adjustments	16,300	—	16,300
Tax benefit of excess tax goodwill	(3,566)	—	(3,566)
Balance as of December 31, 2007	44,741	47,838	92,579
Contingent payment related to prior acquisition	—	611	611
Purchase price adjustments	7,446	—	7,446
Sale of Gulfco Life	—	(291)	(291)
Tax benefit of excess tax goodwill	(4,179)	—	(4,179)
Balance as of December 31, 2008	$48,008	$48,158	$96,166

During 2008, the Company increased its goodwill balance by approximately $3.6 million.  The increase was due to an increase of $3.3 million in the Acquisitions segment and a $0.3 million increase in the Asset Protection segment. The Acquisitions segment increase reflects the net of a purchase accounting adjustment, which was partially offset by an adjustment related to tax benefits realized during 2008 on the portion of tax goodwill in excess of GAAP basis goodwill. The Asset Protection segment increased by $0.6 million due to a contingent consideration related to the Western General acquisition. This increase was partially offset by a decrease of $0.3 million due to the sale of a small insurance subsidiary during the first quarter of 2008. As of December 31, 2008, the Company had an aggregate goodwill balance of $96.2 million.

During 2007, the Company increased its goodwill balance by approximately $16.3 million and $4.3 million respectively, related to the acquisitions of the Chase Insurance Group and Western General.  The $3.6 million decrease in the Acquisitions segment relates to tax benefits realized during the year on the portion of tax goodwill in excess of GAAP basis goodwill.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business.  Goodwill is tested for impairment at least annually.  The Company evaluates the carrying value of goodwill at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.  When evaluating whether goodwill is impaired, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill.  The Company utilizes a discounted cash flows model to assess the fair value of the reporting units. As of December 31, 2008 and 2007, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

In addition, in light of the decrease in PLC’s market capitalization (“market cap”) during the fourth quarter of 2008, the Company reviewed the underlying factors causing the market cap decrease to determine if the market cap fluctuation would be indicative of an additional factor to consider in its goodwill impairment testing, as such a decline in the market cap or market value of an entity’s securities may or may not be indicative of a triggering event which could require the Company to perform an interim or event-driven impairment analysis.

The Company’s material goodwill balances are attributable to its business segments.  As previously noted, the Company’s operating segments’ discounted cash flows support the goodwill balance as of December 31, 2008.  In the Company’s view, the reduction in PLC’s market cap is primarily attributable to illiquidity of credit markets and capital markets, concern related to its investment portfolio’s unrealized loss positions, impairments recognized during 2008, and an overall fear of the capital levels and potential economic impacts to financial services companies.  These factors primarily impact the Company at a corporate level, and largely within the Corporate and Other segment.  The Company monitors the aggregate fair value of its reporting units as a comparison to its overall market capitalization.  During 2008, the Company believes the factors that led to the decline in PLC’s market cap primarily impacted it at a corporate level, and largely within the

Corporate and Other segment, which does not carry a material balance of goodwill, as opposed to impacting the prescribed and inherent fair values of the Company’s other operating segments and reporting units.  As a result, in the Company’s view, the decrease in PLC’s market cap does not invalidate the Company’s discounted cash flow results.

7.                                      CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

In July 2003, AcSEC issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (“SOP 03-1”).  SOP 03-1 provides guidance related to the establishment of reserves for benefit guarantees provided under certain long-duration contracts, as well as the accounting for mortality benefits provided in certain universal life products.  In addition, it addresses the capitalization and amortization of sales inducements to contract holders.

The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder.  The Company also offers, for our variable annuity products, various account value guarantees upon death.  The most significant of these guarantees involve (a) return of the highest anniversary date account value, or (b) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest.  The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments.  This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest.  Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, mortality at 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 2%-25% (depending on product type and duration), and an average discount rate of 6.5%.  Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying Consolidated Statements of Income (Loss).

The variable annuity separate account balances subject to GMDB were $2.0 billion as of December 31, 2008.  The total guaranteed amount payable based on variable annuity account balances as of December 31, 2008, was $803.1 million (including $779.8 million in the Annuities segment and $23.2 million in the Acquisitions segment), with a GMDB reserve of $1.2 million (including $0.8 million in the Annuities segment and $0.4 million in the Acquisitions segment).  These amounts exclude the variable annuity business of the Chase Insurance Group which has been 100% reinsured to CALIC, under a Modco agreement.  The guaranteed amount payable associated with these annuities was $170.5 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2008 was 61.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) for the years ended December 31, is as follows:

	2008	2007	2006
	(Dollars In Thousands)
Beginning balance	$598	$2,151	$2,437
Incurred guarantee benefits	5,573	27	1,630
Less: Paid guarantee benefits	4,966	1,580	1,916
Ending balance	$1,205	$598	$2,151

Account balances of variable annuities with guarantees invested in variable annuity separate accounts as of December 31, are as follows:

	2008	2007
	(Dollars In Thousands)
Equity mutual funds	$1,511,867	$2,626,663
Fixed income mutual funds	509,948	283,838
Total	$2,021,815	$2,910,501

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

Activity in the Company’s deferred sales inducement asset for the years ended December 31, was as follows:

	2008	2007	2006
	(Dollars In Thousands)
Deferred asset, beginning of period	$67,736	$59,040	$39,311
Amounts deferred	45,005	23,514	30,124
Amortization	(13,609)	(14,818)	(10,395)
Deferred asset, end of period	$99,132	$67,736	$59,040

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer.  Ceded balances would represent a liability to the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements.  The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers.  At December 31, 2008, the Company had reinsured approximately 69% of the face value of its life insurance in-force.  The Company has reinsured approximately 30% of the face value of its life insurance in-force with the following three reinsurers:

•                  Security Life of Denver Insurance Co. (currently administered by Scottish Re/Hanover Re)

•                  Swiss Re Life & Health America Inc.

•                  Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

These reinsurers had a minimum Standard & Poor’s rating of AA- and a minimum A. M. Best rating of A+ as of December 31, 2008.  The Company has not experienced any credit losses for the years ended December 31, 2008, 2007, or 2006 related to these reinsurers.  The Company set a limit on the amount of insurance retained on the life of any one person.  In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life.  The Company’s maximum retention for newly issued universal life products is $1,000,000.  During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

The following table presents the net life insurance in-force as of December 31:

	2008	2007	2006
	(Dollars In Millions)
Direct life insurance in-force	$754,425	$747,423	$700,268
Amounts assumed from other companies	21,183	17,759	24,226
Amounts ceded to other companies	(540,561)	(531,985)	(576,791)
Net life insurance in-force	$235,047	$233,197	$147,703

Percentage of amount assumed to net	9%	8%	16%

The following table reflects the effect of reinsurance on life insurance premiums written and earned for the years ended December 31:

	2008	2007	2006
	(Dollars In Millions)
Direct premiums	$2,139	$2,168	$1,739
Reinsurance assumed	176	186	192
Reinsurance ceded	(1,473)	(1,483)	(1,211)
Net premiums	$842	$871	$720

Percentage of amount assumed to net	21%	21%	27%

The Company has also reinsured accident and health risks representing $29.7 million, $31.0 million, and $41.4 million of premium income, while the Company has assumed accident and health risks representing $0.8 million, $1.5 million, and $4.4 million of premium income for 2008, 2007, and 2006, respectively.  In addition, the Company reinsured property and casualty risks representing $65.9 million, $71.4 million, and $110.5 million of premium income, while the Company assumed property and casualty risks representing $10.7 million, $14.2 million, and $22.2 million of premium income for 2008, 2007, and 2006, respectively.

In 2008 and 2007, policy and claim reserves relating to insurance ceded of $5.3 billion and $5.1 billion, respectively, are included in reinsurance receivables.  Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims.  As of December 31, 2008 and 2007, the Company had paid $110.7 million and $101.0 million, respectively, of ceded benefits which are recoverable from reinsurers.  In addition, as of December 31, 2008 and 2007, the Company had receivables of $63.9 million and $64.7 million, respectively, related to insurance assumed.

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

The Company’s third-party reinsurance receivables amounted to $5.2 billion and $5.0 billion at December 31, 2008 and 2007, respectively.  These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers.  The following table sets forth the amount attributable to significant reinsurance:

	As of December 31,
	2008		2007
	Reinsurance	A.M. Best	Reinsurance	A.M. Best
	Receivable	Rating	Receivable	Rating
	(Dollars In Millions)
Swiss Re Life & Health America, Inc.	$557.4	A+	$532.9	A+
Security Life of Denver Insurance Co.	530.7	A+	472.4	A+
Lincoln National Life Insurance Co.	425.6	A+	430.2	A+
Transamerica Life Insurance Co.	407.6	A+	389.6	A+
Employers Reassurance Corp.	314.3	A-	367.7	A-
American United Life Insurance Co.	307.5	A	293.6	A
RGA Reinusrance Co.	213.5	A+	205.6	A+
Canada Life Assurance Company	196.1	A+	191.8	A+
Scottish Re (U.S.), Inc.	175.2	E	181.0	B
XL Life Ltd.	169.5	A-	172.9	A

During the third quarter of 2008, Scottish Re US, Inc. (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”).  The fair value of the securities in SRUS’s qualifying reserve credit trust accounts had declined significantly due to the continued market value degradation in the U.S. capital markets. SRUS estimated a shortfall in reserve credit of approximately $132 million. This shortfall in reserve credit would have placed significant financial stress upon the statutory capital position of SRUS.  As a result, SRUS requested and received approval from the Department for a permitted practice (the “Permitted Practice”) with effect beginning as of September 30, 2008 related to SRUS’ ongoing ability to take reserve credit for reinsurance ceded to certain securitization companies.  The Permitted Practice relieved SRUS of the need to receive an additional $104 million in capital contributions.  On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with 18 Del. C. §5942, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. The Company cannot predict what changes in the status of SRUS’s financial condition may have on its ability to take reserve credit for the business ceded to SRUS.  If the Company were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on the Company’s financial condition.

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

9.                                      DEBT AND OTHER OBLIGATIONS

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”). This replaced the Company’s previously existing $200 million revolving line of credit. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the amount of the Company’s obligations for borrowings or letters of credit, and not those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. There was an outstanding balance of $155.0 million at an interest rate of LIBOR plus 0.30% under the Credit Facility as of December 31, 2008. Of this amount, $130.0 million was used by PLC to purchase non-recourse funding obligations issued by a wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Resources”. The Company was in compliance with all financial debt covenants of the Credit Facility as of December 31, 2008. The following is a summary of PLC’s debt covenant calculations as of December 31, 2008:

	Requirement	Actual Results

Consolidated net worth margin	greater than or equal to 0	$185.1 million
Debt to total capital ratio	Less than 40%	35.6%
Total adjusted capital margin	greater than or equal to 0	$651.0 million
Interest cash inflow available compared to adjusted consolidated interest expense	greater than 2.0 to 1	5.78 to 1

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

As of December 31, 2008, Golden Gate Captive Insurance Company (“Golden Gate”), which is wholly owned by the Company, had an outstanding balance under its surplus notes facility (the “Facility”) of floating rate surplus notes with an aggregate principal amount of $930.0 million, consisting of $130.0 million in aggregate principal amount of floating rate Series B due August 15, 2037 (the “Series B Notes”) issued to PLC during 2008 and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”).  The Notes are direct financial obligations of Golden Gate and are not guaranteed by the Company or PLC. The Notes were issued in order to provide financing for a portion of the statutory reserves associated with a block of life insurance policies. As the block of business ages, unless additional funding mechanisms are put into place, reserving increases will reduce the Company’s available statutory capital and surplus. The Company has experienced higher borrowing costs associated with the Series A Surplus Notes. As of December 31, 2008, the rate on the Series A Notes was LIBOR plus 275 basis points; the maximum rate the Company could be required to pay is LIBOR plus 425 basis points.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2008.  These non-recourse funding obligations mature in 2052.  The Company does not anticipate having to pursue additional funding related to this block of business; however, the Company has contingent approval to issue an additional $100 million of obligations if necessary.  $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points.  The Company has experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies.  The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate the Company can be required to pay under these obligations.  These costs have partially been mitigated by a decrease in LIBOR during the year ended December 31, 2008.

Including the Golden Gate II notes mentioned above, the Company (including wholly owned and consolidated subsidiaries) has issued a total of approximately $1.5 billion of non–recourse funding obligations as of December 31, 2008.  The following table shows the non-recourse funding obligations outstanding as of December 31, 2008, listed by issuer:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$930,000	2037	5.12%
Golden Gate II Captive Insurance Company	575,000	2052	3.92%
Total	$1,505,000

Other obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf.  Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on other obligations, non-recourse funding obligations, and other temporary borrowings was $67.5 million, $64.1 million, and $20.3 million in 2008, 2007, and 2006, respectively. The $3.4 million increase in interest on other obligations was primarily due to the July 2007 Golden Gate II issuance of $575 million of surplus notes and the December 2007 additional Golden Gate issuance of $200 million of surplus notes.

10.                               COMMERCIAL MORTGAGE SECURITIZATIONS

Retained interests are recorded at fair value and included in securities available for sale.  Subsequent adjustments to fair value are recorded through other comprehensive income.  During 2008, the Company changed certain assumptions used in its methodology for determining the fair value for retained beneficial interests in commercial mortgage-backed security (“CMBS”) holdings related to the Company’s sponsored commercial mortgage loan securitizations. Prior to the third quarter, the Company used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date. As of December 31, 2008, the Company still believes that little or no secondary market existed for CMBS holdings similar to those in the Company’s portfolio, and additionally, certain of the tranches within the Company’s holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what the Company considered a supportable or appropriate calculation of fair value based on the Company’s previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in SFAS No. 157-3, during 2008, the Company determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company’s current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains the Company’s determined representative risk adjustment assumptions related to nonperformance and liquidity risks. The retained interest in the securitized mortgage loans may be subject to prepayment and interest rate risks.   The Company believes that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

Management will periodically review the historical performance of the mortgage loans and the assumptions used to project future cash flows.  Assumptions will be revised if this analysis of past performance and future expectations dictates.  The present value of cash flows will then be recalculated based on the revised assumptions.  The Company updates these values on a quarterly basis.

2007 Commercial Mortgage Securitization

On December 19, 2007, subsidiaries of the Company entered into agreements providing for the securitization of $1.0 billion of commercial and multifamily real estate mortgage loans.   The loans were previously originated by the Company, and were sold to our subsidiary, Protective Finance Corporation (“PFC”), on December 1, 2007.  PFC transferred the mortgage loans to a trust fund in exchange for twenty-six classes of pass-through certificates representing, in the aggregate, the entire beneficial interest of the trust fund.  The certificates are direct financial obligations of the trust fund and are not guaranteed by the Company, PLC, PFC or its affiliates.

Pursuant to a Certificate Purchase Agreement dated December 7, 2007 among PFC, the Company and a third-party initial purchaser, PFC sold one class of certificates with a certificate balance of $218.3 million to the initial purchaser, and the initial purchaser resold such certificates in one or more private offerings.  The remaining classes of certificates, reflecting a par value of $797.7 million, were transferred from PFC to the Company in exchange for the mortgage loans.  During 2007, the Company recorded a $6.8 million loss on the tranche that was sold to an external party.  As of December 31, 2007, the Company’s retained securities had a fair value of $775.2 million.

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

Key assumptions used in measuring the fair value of retained interests at the date of securitization are as follows:

Discount rate	5.4% to 30.0%
Weighted-average life	3.0 to 25.7 years

As of December 31, 2008, the Company held retained beneficial interests of the commercial mortgage loan securitization completed during 2007 with a fair value of $705.9 million. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)

Fair Value Change	$(25,123)	$(49,640)

The sensitivities in the preceding table are hypothetical and as the amounts indicate, changes in fair value based on variations in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value of an interest that continues to be held by the Company is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

Key assumptions used in measuring the fair value of retained interests at December 31, 2008, are as follows:

Discount rate	7.5% to 23.8%
Weighted-average life	2.7 to 26.8 yrs

As of December 31, 2008, the total principal amount outstanding of mortgage loans under securitization and held by the trust was approximately $961.8 million.  There were no delinquencies as of December 31, 2008.  In addition, there were no credit losses for the year ended December 31, 2008.

Servicing fees received during the year ended December 31, 2008 were $1.5 million.  Subservicing and other fees paid during the year were $1.1 million. The Company incurred additional operating expenses related to the servicing of these loans.  Interest income received during the year ended December 31, 2008 was $42.7 million.

1996 – 1999 Commercial Mortgage Securitizations

Between 1996 and 1999, the Company securitized $1.4 billion of its mortgage loans.    The Company sold the senior tranches while retaining the subordinate tranches.  The Company continues to service the securitized mortgage loans.

As of December 31, 2008, the Company held retained beneficial interests of the commercial mortgage loan securitization a fair value of $149.9 million. The sensitivity of the fair value to adverse changes of 10% and 20% in the discount rate is as follows:

	Increase in Discount Rate
	10%	20%
	(Dollars In Thousands)

Fair Value Change	$(2,882)	$(5,765)

The sensitivities in the preceding table are hypothetical and as the amounts indicate, changes in fair value based on variations in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value of an interest that continues to be held by the Company is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

Key assumptions used in measuring the fair value of retained interests at December 31, 2008, are as follows:

Discount rate	6.6% to 7.0%
Weighted-average life	0.8 to 10.3 yrs

The total principal amount outstanding of mortgage loans under securitization was approximately $142.6 million.  There were no delinquencies as of December 31, 2008.  In addition, there were no credit losses for the year ended December 31, 2008.

Servicing fees received during the year ended December 31, 2008 were $0.2 million.  Subservicing and other fees paid during the year were $0.2 million. Interest income received during the year was $14.7 million.

11.                               COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 22 cities including 21,667 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years.  The aggregate annualized rent is approximately $6.2 million.  The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2009	$6,247
2010	5,673
2011	4,560
2012	3,067
2013	2,959
Thereafter	4,248

Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2009	$856
2010	849
2011	849
2012	853
2013	75,851
Thereafter	—

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters.  Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages.  In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration.  Arbitration awards are subject to very limited appellate review.  In addition, in some class action and other lawsuits, companies have made material settlement payments.  The Company, like other financial service companies, in the ordinary course of business, is involved in such litigation and arbitration.  Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on its financial condition or results of the operations.

As of December 31, 2008 and 2007, the Company had outstanding mortgage loan commitments of $525.2 million at an average rate of 6.43%, and $861.7 million, at an average rate of 6.31%.

12.                               SHAREOWNERS’ EQUITY AND STOCK-BASED COMPENSATION

PLC owns all of the 2,000 shares of preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”).  The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million.  In 2008, 2007, and 2006, PL&A paid no dividends to PLC on its preferred stock.

PLC has an Employee Stock Ownership Plan (“ESOP”).  On December 1, 1990, the Company transferred to the ESOP 520,000 shares of PLC’s common stock held by it in exchange for a note.  The outstanding balance of the note, $0.9 million at December 31, 2008, is accounted for as a reduction to shareowners’ equity.  The stock is used to match employee contributions to PLC’s 401(k) and Stock Ownership Plan (“401(k) Plan”) and to provide other employee benefits.  The ESOP shares are dividend-paying, and dividends are used to pay the ESOP’s note to the Company.

Since 1973, PLC has had stock-based incentive plans to motivate management to focus on its long-range performance through the awarding of stock-based compensation.  Under plans approved by shareowners in 1997, 2003, and 2008 up to 7,500,000 PLC shares may be issued in payment of awards.

The criteria for payment of performance awards is based primarily upon a comparison of the PLC’s average return on average equity (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if PLC’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if PLC’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If the PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of the PLC’s Common Stock.

Performance shares awarded in 2008, 2007, 2006, 2005, and 2004 and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
		(Dollars In Thousands)
2008	75,900	$2,900
2007	66,100	2,900
2006	136,030	6,500
2005	120,540	4,600
2004	125,670	4,600

Performance shares are equivalent in value to one share of PLC Common Stock times the award earned percentage payout.  In the past, PLC has also issued performance-based stock appreciation rights (“P- SARs.”)  P-SARs convert to the equivalent of one stock appreciation right (“SARs”) if earned times the award percentage payout.  The P-SARs, once converted to SARs, expire 10 years after the grant date. At December 31, 2008, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 531,930 shares.

Between 1996 and 2008 SARs were granted (in addition to the P-SARs discussed above) to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock.  The SARs are exercisable either in four equal annual installments beginning one year after the date of grant or after five years depending on the terms of the grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment.  The SARs activity as well as weighted average base price for 2006, 2007, and 2008 is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2005	$26.89	1,467,210
SARs granted	47.36	81,970
SARs exercised / forfeited	23.99	(393,234)
Balance at December 31, 2006	29.33	1,155,946
SARs granted	43.50	224,400
SARs exercised / forfeited	28.43	(117,642)
Balance at December 31, 2007	31.98	1,262,704
SARs granted	38.45	329,000
SARs exercised / forfeited	32.67	(32,131)
Balance at December 31, 2008	$33.33	1,559,573

The following table provides information as of December 31, 2008, about equity compensation plans under which PLC’scommon stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

					Number of securities
					remaining available
					for future issuance
	Number of securities				under equity
	to be issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
	warrants and rights as		warrants and rights as		column (a)) as of
Plan category	of December 31, 2008 (a)		of December 31, 2008 (b)		December 31, 2008 (c)
Equity compensation plans approved by shareowners	2,120,046	(1)	$33.33	(3)	4,137,307	(4)
Equity compensation plans not approved by shareowners	933,831	(2)	Not applicable		Not applicable	(5)

Total (2)	3,053,877	(1)(2)	$33.33	(3)	4,137,307	(4)(6)

(1) Includes (a) 1,559,573 shares of PLC’s common stock issuable with respect to outstanding SARs granted under the LTIP (assuming for this purpose that one share of PLC common stock will be issued with respect to each outstanding SAR); (b) 531,930 shares of PLC common stock issuable with respect to outstanding performance share awards granted under the LTIP (assuming maximum maximum earn-out of the awards); and (c ) 28,543 shares of common stock issuable with respect to outstanding restricted stock units granted under the LTIP (assuming for this purpose that shares will be issued with respect to all outstanding restricted stock units).

(2) Includes (a) 124,559 shares of PLC common stock issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Directors Who Are Not Employees of the Company; (b) 659,967 shares of common stock issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Officers; and (c )149,305 shares of common stock issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Sales Managers, Agents and Representatives.

(3) Based on exercise prices of outstanding SARs.

(4) Represents (a) 4,069,714 shares of PLC common stock available for future issuance under the LTIP; and (b) 67,593 shares of PLC common stock available for future issuance under the Stock Plan for Non-Employee Directors.

(5) The plans listed in Note (2) do not currently have limits on the number of shares of PLC common stock issuable under such plans. The total number of shares of PLC common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans’ participants.

(6) Plus any shares that become issuable under the plans listed in Note (2).

The outstanding SARs as of December 31, 2008, were at the following base prices:

	SARs	Remaining Life	Currently
Base Price	Outstanding	in Years	Exercisable
$22.31	424,628	2	424,628
32.00	360,000	4	360,000
26.49	65,000	5	65,000
41.05	111,700	7	27,525
48.60	38,400	8	19,200
45.70	35,070	8	35,070
43.46	192,575	9	54,050
48.05	3,000	9	750
41.12	2,500	9	625
38.59	325,200	10	0
8.88	1,500	10	0

The SARs issued in 2008 and 2007 had estimated fair values at grant date of $2.2 million and $2.5 million, respectively.  These fair values were estimated using a Black-Scholes option pricing model.  The assumptions used in this pricing model varied depending on the vesting period of awards.  Assumptions used in the model for the 2008 SARs (the simplified method under SAB 107 was used for the 2008 awards) were as follows:  expected volatility ranged of 16.3%, the risk-free interest rate of 2.9%, a dividend rate of 2.1%, a 0% forfeiture rate, and the expected exercise date was 2014.  Assumptions used in the model for the 2007 SARs were as follows:  expected volatility ranged from 16.2% to 31.0%, a risk-free interest rate ranging from 4.2% to 4.6%, a dividend rate of 2.0%, a zero forfeiture rate and the expected exercise date ranged from 2012 to 2015.  PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

Additionally during 2008, PLC issued 9,100 restricted stock units at a fair value of $38.59 per unit.  These awards, with a total fair value of $0.4 million vest in 10 years. Also during 2008, PLC issued an additional 6,000 restricted stock units at a fair value of $40.15 per unit, which vest in four years, with a total fair value of $0.1 million.

PLC recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees.  The expense recorded by PLC for its stock-based compensation plans was $4.0 million, $5.8 million, and $0.5 million in 2008, 2007, and 2006, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s Common Stock are reported as a component of PLC’s shareowners’ equity, net of deferred taxes.

As of December 31, 2008, approximately $966.2 million of consolidated shareowners’ equity, excluding net unrealized gains on investments, represented net assets of the Company and its insurance subsidiaries that cannot be transferred to PLC.  In addition, the Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to PLC.  In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to PLC by the Company in 2009 is estimated to be $176.8 million.

13.          EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefits Plan

•      PLC sponsors a defined benefit pension plan covering substantially all of its employees.  Benefits are based on years of service and the employee’s compensation.  PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of ERISA plus such additional amounts as PLC may determine to be appropriate from time to time.  Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.  PLC has not yet determined what amount it will fund in 2009.

•      PLC also sponsors an unfunded excess benefits plan, which is a nonqualified plan that provides defined pension benefits in excess of limits imposed on qualified plans by federal tax law.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), which requires that the funded status of defined benefit postretirement plans be fully recognized on the statement of financial position, and requires the recognition of changes in the funded status of such plans in the year in which the changes occur through comprehensive income.  PLC adopted SFAS No. 158 prospectively as of December 31, 2006, and as a result, prior periods were not restated.  The adoption of this standard resulted in a net fund asset of $5.8 million related to PLC’s defined benefit pension plan and a net fund liability of $25.2 million related to its unfunded excess benefits plan as of December 31, 2006.

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

PLC uses a December 31 measurement date for all of its plans.  The following table presents the benefit obligation, fair value of plan assets, and the funded status of PLC’s defined benefit pension plan and unfunded excess benefits plan at December 31.  This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31:

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefits Plan
	2008	2007	2008	2007
	(Dollars In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$128,785	$119,414	$28,469	$25,220
Service cost	6,880	7,668	571	765
Interest cost	7,419	7,592	1,677	1,602
Amendments	306	(5,126)	9	95
Actuarial (gain) or loss	(5,527)	2,047	(541)	1,955
Special termination benefits	—	—	—	70
Benefits paid	(7,469)	(2,810)	(1,858)	(1,238)
Benefit obligation at end of year	130,394	128,785	28,327	28,469
Change in plan assets:
Fair value of plan assets at beginning of year	128,821	125,178	—	—
Actual return on plan assets	(29,300)	6,453	—	—
Employer contributions	—	—	1,858	1,238
Benefits paid	(7,469)	(2,810)	(1,858)	(1,238)
Fair value of plan assets at end of year	92,052	128,821	—	—
After Reflecting SFAS 158:
Funded status	(38,342)	36	(28,327)	(28,469)
Amounts Recognized in the Balance Sheet:
Other assets	—	36	—	—
Other liabilities	(38,342)	—	(28,327)	(28,469)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	63,818	31,730	6,657	7,764
Prior service cost	(3,500)	(4,209)	92	95
Net transition asset	$60,318	$27,521	$6,749	$7,859

Weighted-average assumptions used to determine benefit obligations as of December 31, are as follows:

	Defined Benefit Pension		Unfunded Excess
	Plan		Benefits Plan
	2008	2007	2008	2007
Discount rate	6.30%	6.16%	6.30%	6.16%
Rate of compensation increase	3.75	3.75	4.75	4.75

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans.  The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

Weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2008	2007	2006	2008	2007	2006
Discount rate	6.16%	5.90%	5.63%	6.16%	5.90%	5.63%
Rates of compensation increase	3.75	3.75	3.75	4.75	4.75	4.75
Expected long-term return on plan assets	8.00	8.25	8.25	N/A	N/A	N/A

Components of the net periodic benefit cost for the years ended December 31, are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefits Plan
	2008	2007	2006	2008	2007	2006
	(Dollars In Thousands)
Service cost — Benefits earned during the period	$6,880	$7,668	$7,774	$571	$765	$771
Interest cost on projected benefit obligation	7,419	7,592	6,731	1,677	1,602	1,424
Expected return on plan assets	(9,915)	(9,923)	(9,647)	577	—	—
Amortization of prior service cost	(403)	193	196	—	—	—
Amortization of actuarial losses	1,599	2,366	2,992	—	616	544
Preliminary net periodic benefit cost	5,580	7,896	8,046	2,825	2,983	2,739
Special termination benefits under FAS 88	—	—	—	—	70	—
Total benefit cost	$5,580	$7,896	$8,046	$2,825	$3,053	$2,739

The estimated net actuarial loss, prior service cost, and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are as follows:

	Defined Benefit	Unfunded Excess
	Pension Plan	Benefits Plan
	(Dollars In Thousands)
Net actuarial loss	$1,976	$445
Prior service cost	(403)	12
Transition obligation	—	—

Plan assets of PLC’s defined benefit pension plan by category as of December 31, are as follows:

	Target
	Allocation for
Asset Category	2009	2008	2007
Cash and cash equivalents	2%	1%	3%
Equity securities	60	57	67
Fixed income	38	42	30
Total	100%	100%	100%

Prior to July 1999, upon an employee’s retirement, a distribution from pension plan assets was used to purchase a single premium annuity from Protective Life in the retiree’s name.  Therefore, amounts shown above as plan assets exclude assets relating to such retirees.  Since July 1999, retiree obligations have been fulfilled from pension plan assets.  The defined benefit pension plan has a target asset allocation of 60% domestic equities, 38% fixed income, and 2% cash and cash equivalents.  When calculating asset allocation, PLC includes reserves for pre-July 1999 retirees.

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

Estimated future benefit payments under the defined benefit pension plan are as follows:

	Defined Benefit	Unfunded Excess
Years	Pension Plan	Benefits Plan
	(Dollars In Thousands)
2009	$9,184	$2,261
2010	9,405	1,984
2011	9,435	2,082
2012	10,684	2,181
2013	11,463	2,604
2014-2018	66,507	14,750

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65.  This postretirement benefit is provided by an unfunded plan.  As of December 31, 2008 and 2007, the accumulated postretirement benefit obligation associated with these benefits was $1.7 million and $1.5 million, respectively. For a closed group of retirees over age 65, PLC provides a prescription drug benefit.  At December 31, 2008 and 2007, PLC’s liability related to this benefit was $0.1 million and $0.1 million, respectively. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

Life insurance benefits for retirees from $9,000 up to a maximum of $75,000 are provided through the payment of premiums under a group life insurance policy.  This plan is partially funded at a maximum of $50,000 face amount of insurance. As of December 31, 2008 and 2007, the accumulated postretirement benefit obligation associated with these benefits was $6.8 million and $6.5 million, respectively.

401(k) Retirement Plan

PLC sponsors a 401(k) Plan which covers substantially all employees.  Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions.  Employees may contribute up to 25% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($15,500 for 2008).  PLC matches employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person.  All matching contributions vest immediately.  Before the 2008 Plan year, if PLC’s financial performance achieved certain goals set by PLC’s Board of Directors, certain employees who were not otherwise under a bonus or sales incentive plan could receive an extra profit sharing contribution in stock of up to 3% of base pay.  The profit sharing contribution was discontinued after the 2007 Plan year.

PLC has established an ESOP to match voluntary employee contributions to PLC’s 401(k) Plan.  Expense related to the ESOP consists of the cost of the shares allocated to participating employees plus the interest expense on the ESOP’s note payable to PLC less dividends on shares held by the ESOP.  All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.  At December 31, 2008, PLC had committed approximately 148,980 shares (approximately 129,563 shares to be released from the ESOP and 19,417 shares to be reissued from treasury) to fund the 401(k) Plan match.  The expense recorded by PLC for these employee benefits was $1.0 million, $1.8 million, and $0.5 million in 2008, 2007, and 2006, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law.  The first allocations under this program were made in early 2006, with respect to the 2005 plan year.  The expense recorded by PLC for this employee benefit was $0.5 million and $0.2 million, respectively, in 2008 and 2007.

Deferred Compensation Plan

PLC has established deferred compensation plans for directors, officers, and others.  Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof.  PLC may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans.  At December 31, 2008, the plans had 933,831 shares of common stock equivalents credited to participants.  PLC’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of PLC’s common stock, in which case they are reported as a component of shareowners’ equity.

14.          INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
Dividends received deduction and tax-exempt income	7.1	(2.0)	(1.7)
Intercompany gain on sale of affiliate	0.0	0.0	1.6
State income taxes	0.0	1.9	0.8
Uncertain tax positions	(0.5)	0.0	0.0
Other	(4.3)	1.3	1.2
	37.3%	36.2%	36.9%

The provision for federal income tax in these financial statements differs from the amounts of income tax expense per the income tax returns for the same years due to certain revenue and expense items that are reported in these statements in years that are different from the years in which they are reported in the returns.

The components of the Company’s income tax expense related to income before the cumulative effect of a change in accounting principle for the years ended December 31, are as follows:

	2008	2007	2006
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$6,051	$(48,059)	$19,888
State	1,747	754	(620)
Total current	$7,798	$(47,305)	$19,268
Deferred income tax expense:
Federal	$(39,866)	$182,451	$130,009
State	(147)	8,377	5,588
Total deferred	$(40,013)	$190,828	$135,597

The components of the Company’s net deferred income tax liability as of December 31, are as follows:

	2008	2007
	(Dollars In Thousands)
Deferred income tax assets:
Policy and policyholders liability reserves	$143,793	$319,988
Intercompany losses	52,559	46,052
Invested assets (other than unrealized gains)	127,781	5,172
Unrealized losses on investments	885,649	33,491
Deferred compensation	3,533	6,233
Federal tax loss carryforwards	129,370	—
Other	50,834	34,088
State tax valuation allowance	(3,700)	(2,300)
	1,389,819	442,724
Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	1,027,286	954,126
Net deferred income tax asset (liability)	$362,533	$(511,402)

Under pre-1984 U.S. tax law, a significant amount of the Company’s taxable income was not currently taxed.  Instead, it was accumulated in a memorandum, or policyholders’ surplus, account.  Such income was subject to taxation only when it was either distributed or accumulated in excess of certain prescribed limits.  The $70.5 million balance in the Company’s policyholders’ surplus account as of December 31, 2003 has been carried forward without change since that date.  Legislation was enacted in 2004 which permitted a life insurance company to reduce, during 2005 and 2006, its policyholders’ surplus account balances without such reductions being subject to taxation.  During 2006, the Company followed this legislation and reduced its policyholders’ surplus account balance to zero.

The Company’s income tax returns are included in the consolidated income tax returns of PLC.  The allocation of income tax liabilities among affiliates is based upon separate income tax return calculations.  As of December 31, 2008 and 2007, $(20.0) million and $(126.4) million, respectively, were (due from)/payable to PLC for income tax liabilities.

In management’s judgment, the net deferred income tax asset at December 31, 2008 will more likely than not be fully realized. At December 31, 2008 the Company had federal net operating loss carryforwards of $287.3 million which will expire if not used by 2023.  In addition, the Company had federal capital loss carryforwards of $82.3 million which will expire if not used by 2013. The Company has recognized a valuation allowance of $3.7 million and $2.3 million in December 31, 2008 and December 31, 2007, respectively related to state net operating loss that it has determined are more likely than not to expire unutilized.  The resulting change of $1.4 million in this valuation allowance is part of deferred state income tax expense. At December 31, 2008 and 2007, no valuation allowance was established with regard to deferred tax assets relating to the impairments on fixed maturities, the tax loss carryforwards, and the unrealized losses on investments. The Company relied upon its projections of future taxable income, certain prudent and feasible tax-planning strategies, and its ability and intent to hold to recovery its bonds that are currently reported at an unrealized loss.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109, (“FIN No. 48”).  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2008	2007
	(Dollars In Thousands)

Balance, beginning of period	$21,783	$21,425
Additions for tax positions of the current year	—	1,373
Additions for tax positions of prior years	20,700	1,242
Reductions of tax positions of prior years for:
Changes in judgment	—	—
Settlements during the period	—	—
Lapses of applicable statute of limitations	(17,194)	(2,257)
Balance, end of period	$25,289	$21,783

Included in the balance above, as of December 31, 2008 and 2007, are approximately $22.2 million and $18.2 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions.  Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate to an earlier period the payment of cash to the taxing authority.  The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is approximately $3.1 million and $3.6 million as of December 31, 2008 and 2007, respectively.

Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense.  The Company has approximately $4.6 million and $4.5 million of accrued interest associated with unrecognized tax benefits as of December 31, 2008 and 2007 (before taking into consideration the related income tax benefit that is associated with such an expense), respectively.

Using the information available as of December 31, 2008, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2005.

15.          SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the years ended December 31:

	2008	2007	2006
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest on debt	$69,080	$62,550	$19,899
Income taxes	(70,912)	(24,028)	81,193
Noncash investing and financing activities:
Common dividend	—	—	54,090
Increase (decrease) in collateral for securities lending transactions	(293,046)	(25,234)	105,310
Capital contributions from PLC	92,728	—	21,464

Total cash interest paid on debt during 2008 was $69.1 million. Of this amount, $65.2 million related to interest on non-recourse funding obligations and $3.9 million related to other interest.

During the fourth quarter of 2006, the Company received, through a series of dividends from its direct and wholly owned subsidiaries, Lyndon Insurance Group, Inc. and First Protection Company, a promissory note in the principal amount of $54.0 million.  This promissory note arose out of the sale, at fair market value, by First Protection Company to PLC all of the outstanding stock of First Protective Corporation.  This created an increase in additional-paid-in-capital for the Company of $21.4 million.  Subsequent to the receipt of this dividend, the Company declared and paid an ordinary dividend in the form of $54.1 million, including accrued interest to its sole shareholder, PLC in 2006.

16.          RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates.  Lease revenues were $3.0 million in 2008, $2.9 million in 2007, and $2.9 million in 2006.  The Company purchases data processing, legal, investment, and management services from affiliates.  The costs of such services were $117.8 million, $144.4 million, and $33.1 million in 2008, 2007, and 2006, respectively.  Commissions paid to affiliated marketing organizations of $0.4 million in 2006 were included in deferred policy acquisition costs.

Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products.  Such premiums, policy fees, and other amounts totaled $12.1 million, $12.7 million, and $10.2 million in 2008, 2007, and 2006, respectively.  The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $1.4 million, $1.8 million, and $2.8 million in 2008, 2007, and 2006, respectively.

During the year ended December 31, 2008, certain noninsurance subsidiaries loaned securities with a fair value amount of $105.7 million, including accrued interest, to PLC.  PLC then transferred these securities to the Company through a capital contribution.  These transactions were eliminated in PLC consolidation.

In addition, Golden Gate issued $130.0 million in aggregate principal amount of floating rate surplus notes to PLC.  The Company has also entered into intercompany reinsurance agreements that provide for a more balanced mix of business at various insurance entities.  These reinsurance transactions were eliminated in consolidation.

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

Statutory net loss for Protective Life was $300.4 million for the year ended December 31, 2008 and statutory net income was $350.9 million and $451.5 million for the years ended December 31, 2007 and 2006, respectively.  Statutory capital and surplus for Protective Life was $1,767.7 million and $1,796.9 million as of December 31, 2008 and 2007, respectively.

State insurance regulators and the NAIC have adopted risk-based capital (“RBC”) requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks.  The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile.

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items.  Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC.  Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators.  As of December 31, 2008 the Company’s total adjusted capital and company action level RBC was $1,981.8 million and $665.4 million, respectively, providing an RBC ratio of approximately 298%.

As of December 31, 2008, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $60.7 million.

18.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial assets and liabilities recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

•                  Level 1: Unadjusted quoted prices for identical assets or liabilities in an active market.

•                  Level 2: Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly. Level 2 inputs include the following:

a)         Quoted prices for similar assets or liabilities in active markets

b)        Quoted prices for identical or similar assets or liabilities in non-active markets

c)         Inputs other than quoted market prices that are observable

d)        Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

•                                         Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

As a result of the adoption of SFAS No. 157, the Company recognized the following adjustment to opening retained earnings for its Equity Indexed Annuities that were previously accounted for under SFAS No. 155:

	Carrying	Carrying
	Value	Value	Transition
	Prior to	After	Adjustment to
	Adoption	Adoption	Retained Earnings
	January 1, 2008	January 1, 2008	Gain (Loss)
	(Dollars In Thousands)

Equity-indexed annuity reserves, net	$145,912	$143,634	$2,278
Pre-tax cumulative effect of adoption of SFAS No. 157			2,278
Change in deferred income taxes			(808)
Cumulative effect of adoption of SFAS No. 157			$1,470

In addition, the Company recognized a transition adjustment for the embedded derivative liability related to annuities with guaranteed minimum withdrawal benefits. The impact of this adjustment, net of DAC amortization, reduced income before income taxes by $0.4 million during the first quarter of 2008.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities	$—	$4,692,561	$1,538,561	$6,231,122
US government and authorities	55,496	17,150	—	72,646
State, municipalities and political subdivisions	—	29,868	—	29,868
Public utilities	—	1,666,495	—	1,666,495
All other corporate bonds	—	8,743,286	88,671	8,831,957
Redeemable preferred stocks	—	—	—	—
Convertible bonds with warrants	—	19	—	19
Total fixed maturity securities - available-for-sale	55,496	15,149,379	1,627,232	16,832,107
Fixed maturity securities - trading	375,024	2,828,824	32,645	3,236,493
Total fixed maturity securities	430,520	17,978,203	1,659,877	20,068,600
Equity securities	190,255	11,307	58,933	260,495
Other long-term investments (1)	48	3,581	264,173	267,802
Short-term investments	974,771	72,395	1,161	1,048,327
Total investments	1,595,594	18,065,486	1,984,144	21,645,224
Cash	127,809	—	—	127,809
Other assets	3,985	—	—	3,985
Assets related to separate acccounts
Variable annuity	2,027,470	—	—	2,027,470
Variable universal life	242,944	—	—	242,944
Total assets measured at fair value on a recurring basis	$3,997,802	$18,065,486	$1,984,144	$24,047,432

Liabilities:
Annuity account balances (2)	$—	$—	$152,762	$152,762
Other liabilities (1)	3,179	123,006	113,311	239,496
Total liabilities measured at fair value on a recurring basis	$3,179	$123,006	$266,073	$392,258

(1)	Includes certain freestanding and embedded derivatives.
(2)	Represents liabilities related to equity indexed annuities.

Determination of fair values

The valuation methodologies used to determine the fair values of assets and liabilities under the guidance within SFAS No. 157 reflect market-participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments within the scope of SFAS No. 157, as listed in the above table.

Fixed Maturity, Short-Term, and Equity Securities

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third-party pricing services, independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third-party pricing services, the remaining unpriced securities are submitted to independent brokers for prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.  Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third-party pricing services normally derive the security prices through recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third-party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate.   Certain securities are priced via independent broker quotations, which are considered to have no significant unobservable inputs.  A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third-party pricing service or an independent broker quotation.

The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer’s credit rating, liquidity discounts, weighted-average of contracted cash flows, and risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

The Company ensures whether prices received from independent brokers represent a reasonable estimate of fair value through a formal process and utilization of internal and external cash flow models developed based on spreads and, when available, market indices. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third-party is adjusted accordingly.

In accordance with SFAS No. 157, the Company has analyzed the third-party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2 or 3. Most prices provided by third-party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable.  Since securities that are priced via independent broker quotations have no significant unobservable inputs, they are generally classified as Level 2 as the observable inputs are corroborated by the Company. Since the matrix pricing of certain securities debt includes significant non-observable inputs, they are classified as Level 3.

Derivatives

Derivative instruments are fair valued using exchange prices, independent broker quotations or pricing valuation models, which utilize market data inputs.  Excluding embedded derivatives, as of December 31, 2008, 47% of derivatives based upon notional values were priced using exchange prices or independent broker quotations.  The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs.  Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels and treasury rates.  The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

Derivative instruments classified as Level 1 include futures and certain options, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate, inflation, and currency exchange swaps.  These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

Derivative instruments classified as Level 3 were total return swaps and embedded derivatives and include at least one non-observable significant input.  A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

The Company utilizes derivative instruments to manage the risk associated with certain assets and liabilities.  However, the derivative instruments may not be classified within the same fair value hierarchy level as the associated assets and liabilities.  Therefore, the changes in fair value on derivatives reported in Level 3 may not reflect the offsetting impact of the changes in fair value of the associated assets and liabilities.

GMWB Embedded Derivative

The GMWB embedded derivative is marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ significant unobservable inputs, such as lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. As a result, the GMWB embedded derivative is categorized as Level 3.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2008, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed and asset-backed securities	$1,290,299	$(10,999)	$(131,654)	$508,588	$(117,673)	$1,538,561	$—
State, municipalities and political subdivisions	9,026	—	(405)	(311)	(8,310)	—	—
Public utilities	176,473	—	(19,526)	(13,078)	(143,869)	—	—
All other corporate bonds	2,244,353	(39,657)	(296,931)	(348,202)	(1,470,892)	88,671	—
Redeemable preferred stocks	—	—	—	—	—	—	—
Convertible bonds with warrants	227	—	(65)	(143)	(19)	—	—
Total fixed maturity securities - available-for-sale	3,720,378	(50,656)	(448,581)	146,854	(1,740,763)	1,627,232	—
Fixed maturity securities - trading	837,824	(66,374)		(289,846)	(448,959)	32,645	1,272
Total fixed maturity securities	4,558,202	(117,030)	(448,581)	(142,992)	(2,189,722)	1,659,877	1,272
Equity securities	657	(50)	(24)	58,407	(57)	58,933	—
Other long-term investments (1)	6,959	257,214	—	—	—	264,173	257,214
Short-term investments	66,327	—	(807)	—	(64,359)	1,161	—
Total investments	4,632,145	140,134	(449,412)	(84,585)	(2,254,138)	1,984,144	258,486
Total assets measured at fair value on a recurring basis	$4,632,145	$140,134	$(449,412)	$(84,585)	$(2,254,138)	$1,984,144	$258,486

Liabilities:
Annuity account balances (2)	$143,634	$(2,848)	$—	$(6,280)	$—	$152,762	$(2,848)
Other liabilities (1)	37,270	(76,041)	—	—	—	113,311	(76,041)
Total liabilities measured at fair value on a recurring basis	$180,904	$(78,889)	$—	$(6,280)	$—	$266,073	$(78,889)

(1)	Represents certain freestanding and embedded derivatives
(2)	Represents liabilities related to equity indexed annuities

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the Consolidated Statements of Income (Loss) or other comprehensive income (loss) within shareowners’ equity based on the appropriate accounting treatment for the item.

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

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. The asset transfers in the table(s) above primarily related to positions moved from Level 3 to Level 2 as the Company determined that certain inputs were observable.

The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives that exist as of the reporting date, and the change in fair value of equity indexed annuities accounted for under SFAS No. 155.

During 2008, the Company changed certain assumptions used in its methodology for determining the fair value for retained beneficial interests in CMBS holdings related to the Company’s sponsored commercial mortgage loan securitizations. Prior to the third quarter, the Company used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date. During 2008, the Company still believes that little or no secondary market existed for CMBS holdings similar to those in the Company’s portfolio, and additionally, certain of the tranches within the Company’s holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what the Company considered a supportable or appropriate calculation of fair value based on the Company’s previous methodology.

As a result of the factors noted and in accordance with the clarifying guidance issued in SFAS No. 157-3, during 2008, the Company determined the fair value of these CMBS holdings using a combination of external broker valuations and an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company’s current mortgage loan lending rate and an expected cash flow analysis based on a review of the commercial mortgage loans underlying the notes. The model also contains the Company’s determined representative risk adjustment assumptions related to nonperformance and liquidity risks.  The Company believes that this valuation approach provides a more accurate calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

As a result of the auction rate securities market collapse, during 2008, the Company began pricing its auction rate securities using an internally developed model.  Prior to this, the Company used external broker valuation to determine the fair value of these positions.  This model includes inputs derived from actively traded asset backed securities with comparable underlying collateral.  The model also contains the Company’s determined representative risk adjustment assumptions related to liquidity risks. The Company believes that this valuation approach provides a reasonable calculation of the fair value of these securities under the fair value hierarchy guidance and given the current inactive market conditions.

Estimated Fair Value of Financial Instruments

The Company determines the carrying amounts and estimated fair value of our financial instruments in compliance with SFAS No. 107 and SFAS No. 157.  The carrying amounts and estimated fair values of our financial instruments at December 31, are as follows:

	Total Realized and Unrealized
	2008		2007
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets (see Notes 2 and 4):
Mortgage loans on real estate	$3,839,925	$4,560,471	$3,275,678	$3,479,499
Policy loans	810,933	810,933	818,280	818,280

Liabilities (see Notes 2 and 4):
Stable value product account balances	$4,960,405	$5,104,268	$5,046,463	$5,125,667
Annuity account balances	9,357,427	8,976,336	8,708,383	8,535,371

Debt (see Note 9):
Non-recourse funding obligations	$1,505,000	$757,161	$1,375,000	$1,375,000

Except as noted below, fair values were estimated using quoted market prices.

Fair Value Measurements

Mortgage Loans on real estate

The Company estimates the fair value of mortgage loans using an internally developed model. This model includes inputs derived by the Company based on assumed discount rates relative to the Company’s current mortgage loan lending rate and an expected cash flow analysis based on a review of the mortgage loan terms. The model also contains the Company’s determined representative risk adjustment assumptions related to nonperformance and liquidity risks.

Policy loans

The Company believes the fair value of policy loans approximates book value.  Policy loans are funds provided to policy holders in return for a claim on the account value of the policy. The funds provided are limited to a certain percent of the account balance. The nature of policy loans is to have low default risk as the loans are fully collateralized by the value of the policy. The majority of policy loans do not have a stated maturity and the balances and accrued interest are repaid with proceeds from the policy account balance.   Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates carrying value.

Stable value product and Annuity account balances

As of December 31, 2008, the Company estimated the fair value of stable value product account balances and annuity account balances using models based on discounted estimated cash flows.  The discount rates used in the models were based on a current market rate for similar financial instruments.  As of December 31, 2007, the Company estimated the fair value of its stable value products and annuities using discounted cash flows and surrender values, respectively.

Non-recourse funding obligations

As of December 31, 2008, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models.  Given current market conditions, the fair value of the Company’s non-recourse funding obligations differs significantly from book value. The discount rates used in the models was based on a current market yield for similar financial instruments.  Due to the large spread between the required market yield and the current interest rate the fair value is significantly less than the carrying amount.  As of December 31, 2007, the Company estimated the fair value of its non-recourse funding obligations to approximate carrying value.

The Company has changed the valuation methodology for annuity account balances and non-recourse debt obligations from the prior year to comply with the guidance set forth in SFAS No. 157.

19.          OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus.  An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions.  The Company periodically evaluates its operating segments in light of the segment reporting requirements prescribed by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and makes adjustments to its segment reporting as needed.  A brief description of each segment follows.

•                  The Life Marketing segment markets level premium term insurance (“traditional”), UL, variable universal life and BOLI products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

•                  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or smaller insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, and market dynamics. Policies acquired through the Acquisition segment are “closed” blocks of business (no new policies are being marketed). Therefore, earnings and account values are expected to decline.

•                  The Annuities segment manufactures, sells, and supports fixed and variable annuity products.  These products are primarily sold through broker-dealers, but are also sold through financial institutions and independent agents and brokers.

•                  The Stable Value Products segment sells GFAs to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds.  Additionally, the segment markets GICs to 401(k) and other qualified retirement savings plans.

•                  The Asset Protection segment primarily markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles, watercraft, and recreational vehicles.  In addition, the segment markets a guaranteed asset protection product and an inventory protection product.

•                  The Corporate and Other segment primarily consists of net investment income and expenses not attributable to the segments above (including net investment income on capital).  This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income (loss) and assets. Segment operating income (loss)  is income (loss) before income tax excluding net realized investment gains and losses (net of the related amortization of DAC/VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

There were no significant intersegment transactions during 2008 or 2007.

The following tables summarize financial information for the Company’s segments.  Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The Year Ended December 31,
	2008	2007	2006
	(Dollars In Thousands)
Revenues
Life Marketing	$927,071	$864,386	$732,179
Acquisitions	716,722	892,433	706,650
Annuities	338,776	312,616	267,836
Stable Value Products	331,286	301,595	326,814
Asset Protection	283,572	328,452	301,679
Corporate and Other	(259,096)	142,419	148,399
Total revenues	$2,338,331	$2,841,901	$2,483,557
Segment Operating Income
Life Marketing	$186,179	$166,552	$172,247
Acquisitions	136,479	129,247	104,534
Annuities	15,528	21,102	23,014
Stable Value Products	89,811	50,231	47,073
Asset Protection	20,129	29,525	7,788
Corporate and Other	(99,292)	4,784	4,761
Total segment operating income	348,834	401,441	359,417

Realized investment (losses) gains - investments(1)	(593,094)	(5,283)	79,166
Realized investment (losses) gains - derivatives(2)	157,887	(202)	(18,835)
Income tax benefit (expense)	32,215	(143,523)	(154,865)
Net income (loss)	$(54,158)	$252,433	$264,883

(1) Realized investment (losses) gains - investments	$(592,246)	$4,804	$101,864
Less: participating income from real estate ventures	—	6,857	13,494
Less: related amortization of DAC	848	3,230	9,204
	$(593,094)	$(5,283)	$79,166

(2) Realized investment gains (losses) - derivatives	$116,592	$(274)	$(21,555)
Less: settlements on certain interest rate swaps	(324)	(4)	27
Less: derivative activity related to certain annuities	(40,971)	(68)	(2,747)
	$157,887	$(202)	$(18,835)

Net investment income
Life Marketing	$349,591	$323,536	$306,898
Acquisitions	530,028	578,965	413,636
Annuities	347,522	267,258	225,063
Stable Value Products	328,353	300,201	325,653
Asset Protection	33,272	34,277	31,054
Corporate and Other	29,448	109,566	50,128
Total net investment income	$1,618,214	$1,613,803	$1,352,432

Amortization of deferred policy acquisition costs and value of business acquired
Life Marketing	$94,422	$106,094	$60,227
Acquisitions	74,384	79,239	58,814
Annuities	616	27,685	27,872
Stable Value Products	4,467	4,199	4,438
Asset Protection	30,459	51,649	53,044
Corporate and Other	2,149	773	3,388
Total amortization of deferred policy acquisition costs	$206,497	$269,639	$207,783

	Operating Segment Assets
	As of December 31, 2008
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,874,516	$9,572,548	$7,530,551	$4,944,830
Deferred policy acquisition costs and value of business acquired	2,580,806	956,436	528,310	15,575
Goodwill	—	48,009	—	—
Total assets	$10,455,322	$10,576,993	$8,058,861	$4,960,405

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$893,551	$4,416,271	$26,136	$35,258,403
Deferred policy acquisition costs and value of business acquired	61,764	4,177	—	4,147,068
Goodwill	48,157	—	—	96,166
Total assets	$1,003,472	$4,420,448	$26,136	$39,501,637

	Operating Segment Assets
	As of December 31, 2007
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$7,731,302	$10,711,629	$7,424,402	$5,019,120
Deferred policy acquisition costs and value of business acquired	2,059,648	945,828	237,210	16,359
Goodwill	—	—	—	—
Total assets	$9,790,950	$11,657,457	$7,661,612	$5,035,479

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$1,037,060	$5,759,731	$29,511	$37,712,755
Deferred policy acquisition costs and value of business acquired	80,525	178	—	3,339,748
Goodwill	47,837	44,742	—	92,579
Total assets	$1,165,422	$5,804,651	$29,511	$41,145,082

20.                               CONSOLIDATED QUARTERLY RESULTS - UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2008 and 2007 is presented below.  In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data.  It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years.  In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowners’ equity, and cash flows for a period of several quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands, except per share amounts)
2008
Premiums and policy fees	$659,363	$675,563	$661,002	$683,521
Reinsurance ceded	(367,302)	(420,114)	(363,800)	(417,554)
Net of reinsurance ceded	292,061	255,449	297,202	265,967
Net investment income	408,239	413,856	411,970	384,149
Realized investment gains (losses)	(20,643)	(58,518)	(265,594)	(130,899)
Other income	18,583	20,801	22,058	23,650
Total revenues	698,240	631,588	465,636	542,867
Benefits and expenses	619,280	599,481	628,419	577,524
Income (loss) before income tax	78,960	32,107	(162,783)	(34,657)
Income tax expense (benefit)	27,760	10,560	(59,859)	(10,676)
Net income (loss)	$51,200	$21,547	$(102,924)	$(23,981)

2007
Premiums and policy fees	$661,275	$691,276	$675,559	$695,098
Reinsurance ceded	(369,084)	(421,696)	(367,700)	(426,919)
Net of reinsurance ceded	292,191	269,580	307,859	268,179
Net investment income	397,755	394,575	410,624	410,849
Realized investment gains (losses)	9,812	18,147	(10,435)	(12,994)
Other income	24,115	23,282	23,300	15,062
Total revenues	723,873	705,584	731,348	681,096
Benefits and expenses	612,940	601,088	643,057	588,860
Income before income tax	110,933	104,496	88,291	92,236
Income tax expense	38,863	37,510	28,067	39,083
Net income	$72,070	$66,986	$60,224	$53,153

21.                               SUBSEQUENT EVENT

On January 15, 2009, the Federal Reserve Board of Governors announced its approval of PLC’s application to become a bank holding company by acquiring the Bonifay Holding Company (“BHC”) and its subsidiary, The Bank of Bonifay (the “Bank”). PLC’s acquisition of BHC and the Bank are contingent on, among other things, the receipt of all required regulatory and third-party approvals, PLC’s completion of satisfactory due diligence, the approval of the transaction by the stockholders of BHC, and PLC’s participation in the U.S. Treasury Department’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program authorized by the Emergency Economic Stabilization Act. If PLC completes the acquisition of BHC and the Bank, PLC will be subject to regulation by the Federal Reserve as a bank holding company.

On February 27, 2009, Citigroup (“Citi”) announced it will issue common stock in exchange for preferred securities in an effort to increase its tangible common equity without any additional U.S. government investment. Citi stated that it will offer to exchange common stock for up to $27.5 billion of its existing preferred securities. Furthermore, Citi stated that the U.S. government will match this exchange up to a maximum of $25 billion face value of its preferred stock at the same conversion price. As of December 31, 2008, the Company’s preferred holdings in Citi had a GAAP amortized cost of $50.0 million and a market value of approximately $31.9 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners

of Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries (the “Company”) at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2008).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its measurement and disclosures related to the determination of fair value effective January 1, 2008.  As also discussed in Note 2, the Company changed its methods of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts, uncertainty in income taxes, certain hybrid financial instruments, and the servicing of financial assets, effective January 1, 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 30, 2009

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.              Controls and Procedures

(a)                                Disclosure controls and procedures

In order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on their evaluation as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.  It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of any control system is based in part upon certain judgments, including the costs and benefits of controls and the likelihood of future events.  Because of these and other inherent limitations of control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

(b)                                Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008, based on criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 30, 2009

(c)                                Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

Item 9B.              Other Information

None

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Position

John D. Johns	57	Chairman of the Board, President, Chief Executive Officer, and a Director
Richard J. Bielen	48	Vice Chairman and Chief Financial Officer, and a Director
Carolyn M. Johnson	48	Executive Vice President, Chief Operating Officer, and a Director
Deborah J. Long	55	Executive Vice President, Secretary, and General Counsel
Carl S. Thigpen	52	Executive Vice President and Chief Investment Officer
D. Scott Adams	44	Senior Vice President and Chief Human Resources Officer
Brent E. Griggs	53	Senior Vice President, Asset Protection
Carolyn King	58	Senior Vice President, Acquisitions and Corporate Development
Steven G. Walker	49	Senior Vice President, Controller, and Chief Accounting Officer
Judy Wilson	50	Senior Vice President, Stable Value Products

All executive officers are elected annually and serve at the pleasure of the Board of Directors.  None of the executive officers are related to any director of the Company or to any other executive officer.

Mr. Johns has been Chairman of the Board of the Company since January 2003, and President and Chief Executive Officer of the Company since December 2001.  He has been a Director of the Company since May 1997.  Mr. Johns has been employed by the Company and its subsidiaries since 1993.

Mr. Bielen has been Vice Chairman and Chief Financial Officer since June 2007.  From August 2006 to June 2007, Mr. Bielen served as Executive Vice President of the Company and as Chief Investment Officer and Treasurer from January 2002 to June 2007. From January 2002 to September 2006, he was Senior Vice President, Chief Investment Officer and Treasurer. Mr. Bielen has been employed by the Company and its subsidiaries since 1991.

Ms. Johnson has been Executive Vice President and Chief Operating Officer of the Company since June 2007. From November 2006 to June 2007, she served as Senior Vice President and Chief Operations and Technology Officer of the Company. Ms. Johnson served as Senior Vice President, Chief Operating Officer, Life and Annuity of the Company from May 2006 to November 2006. From August 2004 to May 2006, she served as Senior Vice President and Chief Operating Officer, Life and Annuity of Protective Life Insurance Company. From 2003 to 2004, Ms. Johnson served as Senior Vice President, Bankers Life and Casualty.

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

Mr. Adams has been Senior Vice President and Chief Human Resources Officer of the Company since April 2006.  From May 2005 to March 2006, he served as an Executive Search Consultant for the wealth and investment management business sector with Anderson & Associates in Charlotte, NC.  From 1996 to 2004, Mr. Adams was Senior Vice President and Human Resource Executive for the Wealth and Investment Management Division of Bank of America.

Mr. Griggs has been Senior Vice President, Asset Protection, of the Company since February 2003.  Mr. Griggs has been employed by the Company and its subsidiaries since 1997.

Ms. King has been Senior Vice President, Acquisitions and Corporate Development of the Company since June 2007.  From December 2003 to June 2007, she served as Senior Vice President, Acquisitions of the Company. Ms. King served as Senior Vice President, Life and Annuity of the Company from January 2003 until December 2003.  Ms. King has been employed by the Company and its subsidiaries since April 1995.

Mr. Walker has been Senior Vice President, Controller, and Chief Accounting Officer of the Company since March 2004.  From September 2003 through March 2004, he served as Vice President, Controller, and Chief Accounting Officer of the Company.  From August 2002 to September 2003, he served as Vice President and Chief Financial Officer of the Asset Protection Division of the Company.

Ms. Wilson has been Senior Vice President, Stable Value Products of the Company since January 1995.  Ms. Wilson has been employed by the Company and its subsidiaries since 1989.

Certain of these executive officers also serve as executive officers and/or directors of various other of the Company’s subsidiaries.

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

Item 11.                Executive Compensation

Executive officers of the Company also serve as executive officers and/or directors of PLC or one or more affiliated companies of PLC.  Compensation allocations are made as to each individual’s time devoted to duties as an executive officer of the Company and its affiliates.  The following table sets forth certain information regarding compensation of the Chief Executive Officer and certain other executive officers of the Company as determined under SEC rules (collectively, the “Named Executives”). Virtually all of Mr. Bielen’s, Ms. Johnson’s and Ms. Long’s total compensation, and a significant percentage of Mr. Johns’ and Mr. Thigpen’s total compensation, was attributable to services performed for or on behalf of the Company and its subsidiaries.  Additional information called for by this item is incorporated by reference to “Executive Compensation” in the Protective Life Corporation definitive proxy statement for its Annual Meeting of Share Owners to be held May 4, 2009.

Summary Compensation Table

Name and principal position		Salary	Bonus	Stock awards	SAR awards	Non-equity incentive plan compensation	Change in pension value & nonqualified deferred compensation earnings	All other compensation	Total
with PLC	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)(1)(2)	(f)(1)(2)	(g)	(h)	(i)(3)	(j)
John D. Johns	2008	$845,833	$—	$621,679	$521,570	$—	$174,607	$397,497	$2,561,186
Chairman of Board, President &	2007	820,833	—	961,279	487,631	1,105,500	130,821	306,772	3,812,836
Chief Executive Officer (principal executive officer)	2006	791,667	—	(94,436)	725,610	—	626,392	288,602	2,337,835
Richard J. Bielen	2008	$437,500	$—	$151,334	$133,324	$—	$192,214	$39,950	$954,322
Vice Chairman &	2007	417,500	—	298,178	220,041	370,200	—	16,700	1,322,619
Chief Financial Officer (principal financial officer)	2006	395,833	—	2,112	139,103	—	140,715	32,333	710,096
Carolyn M. Johnson	2008	$396,667	$20,000	$69,774	$66,336	$130,000	$36,424	$28,745	$747,946
Executive Vice President & Chief Operating Officer	2007	347,708	104,300	180,509	32,806	196,000	12,861	15,500	889,684
Deborah J. Long	2008	$388,333	$—	$76,441	$61,931	$50,000	$64,932	$39,843	$681,480
Executive Vice President,	2007	377,500	—	184,250	59,143	280,100	—	23,209	924,202
Secretary & General Counsel	2006	359,167	—	(10,295)	54,337	—	161,936	40,823	605,968
Carl S. Thigpen	2008	$396,667	$—	$72,588	$169,986	$65,000	$166,940	$29,159	$900,340
Executive Vice President & Chief Investment Officer	2007	360,833	—	130,608	168,457	302,100	16,670	30,661	1,009,329

(1)

These numbers show the amount of expense realized for financial reporting purposes with respect to 2008 as calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The amounts shown for Mr. Johns take into account his eligibility for early retirement, as required by SFAS No. 123(R). Under the terms of our awards, this means that the entire expense for his 2008 awards was realized in 2008 (instead of being spread over the period over which the award will be earned). The assumptions we used under SFAS No. 123(R) for 2008 are: for performance share awards, stock prices of $41.05 for the 2005 awards, $48.60 for the 2006 awards, $43.46 for the 2007 awards ($48.05 for a performance share award to Ms. Johnson in June 2007), and $38.59 for the 2008 awards, and expected performance share payouts of 50% to 68% (depending on the terms of the award); for restricted stock unit, stock prices of $43.46 for the 2007 awards and $38.59 for the 2008 awards; for 2005 SAR awards, expected volatility of 24.1% to 31.9%, a risk-free interest rate of 4.1% to 4.3%, a dividend rate of 2.0%, and an expected exercise date of 2010 to 2014; for 2006 SAR awards, expected volatility of 15.5% to 32.5%, a risk-free interest rate of 4.6% to 5.0%, a dividend rate of 1.7%, and an expected exercise date of 2011 to 2015; for 2007 SAR awards, expected volatility of 16.2% to 31.0%, a risk-free interest rate of 4.5% to 4.6%, a dividend rate of 2.0%, and an expected exercise date of 2012 to 2015; and for 2008 SAR awards, expected volatility of 16.3%, a risk-free interest rate of 2.9%, a dividend rate of 2.1%, and an expected exercise date of 2014. All awards are assumed to have a 0% forfeiture rate.

(2)

The information provided in the Summary Compensation Table is presented as required by SEC rules. The Committee believes that the information provided in columns (e) and (f) does not give a complete picture of the design and operation of our long-term incentive program, particularly with the Company’s stock price at its current levels. As reflected in footnote 1, the amounts shown for our long-term incentive awards for a given year are based on the accounting expense that the Company recognizes for all awards that are outstanding during that year. This expense is based on our stock price on the date the respective awards were made (among other factors), and does not necessarily reflect the value of the awards that will be paid to the named executives. For example, for Mr. Johns, the accounting expense attributable to performance shares during 2008 was $621,679 (as shown in column (e)); however, we currently estimate that the value of the performance share award that he will be paid for the 2005-2008 performance period will be approximately $290,788 (based on our closing stock price of $14.35 on December 31, 2008, and as shown in the SAR Exercises and Stock Vested Table). Similarly, the accounting expense attributable to Mr. Johns’ SARs during 2008 was $521,570, but he would have received $0 if he had exercised all outstanding SARs (whether or not the SARs were actually exercisable) on December 31, 2008.

(3)

The numbers in this column for 2007 and 2006, as reported in the Company’s Form 10-K reports for 2007 and 2006, are different from the numbers reported in this table. In the earlier Form 10-K reports, certain contributions by PLC to its nonqualified Deferred Compensation Plan for Officers were reported as compensation for the year in which the contributions were made; in this Form 10-K report, such amounts are reported as compensation for the previous year (which is the year to which such contributions related under the Deferred Compensation Plan for Officers). The differences between the current disclosures and those in the earlier reports are immaterial.

Item (i) in the Table includes the following:

All Other Compensation Table

		Nonqualified deferred		Financial		Tax
	401(k)	compensation	Dividend	planning	Other	reimbursement
Name	matching	plan contributions	equivalents	program	perquisites	payments
Johns	$9,200	$70,622	$262,859	$10,546	$39,079	$5,191
Bielen	$9,200	$23,108	$—	$—	$4,442	$3,200
Johnson	$9,200	$6,300	$—	$—	$7,689	$5,556
Long	$9,200	$18,537	$—	$10,588	$1,443	$75
Thigpen	$9,200	$19,959	$—	$—	$—	$—

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

Certain independent regional sales managers and other insurance representatives may elect to defer a specified date all or any portion of their commissions and other compensation from the Company under the Company’s Deferred Compensation Plan for Sales Managers, Agents, and Representatives.  A regional sales manager may elect for deferrals to be treated as invested in mutual fund equivalents.  A regional sales manager who elects to defer a special supplemental bonus will be allocated a matching contribution into the mutual fund equivalents.  Amounts deferred into the mutual fund equivalents are payable in cash.  Certain amounts deferred before January 1, 2006, as common stock equivalents are payable as shares of PLC Common Stock.

The following table sets forth information regarding the stock and SAR awards shown in columns (e) and (f) of the Summary Compensation Table and the AIP incentive opportunities granted for 2008 (which were payable in March 2009 and are shown in column (g) of the Summary Compensation Table.)

Grants of Plan -Based Awards Table

								All other	All other
								stock	SAR
								awards:	awards:
		Estimated Future Payouts Under			Estimated Future Payouts of Shares			number	number of	Base	Grant date
		Non-Equity Incentive Plan Awards			Under Equity Incentive Plan Awards			of shares	securities	price of	fair value
								of stock	underlying	SAR	of stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	SARs	awards	and SAR
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	awards
(a)	(b)	(c)(1)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)(2)
Johns	2/29/08	$510,000	$1,020,000	$1,700,000
	2/29/08				17,400	34,800	65,600				$899,764
	2/29/08								81,900	$38.59	$503,685
Bielen	2/29/08	$165,000	$330,000	$660,000
	2/29/08				4,450	8,900	17,800				$230,112
	2/29/08								21,000	$38.59	$129,150
Johnson	2/29/08	$130,000	$260,000	$520,000
	2/29/08				2,850	5,700	11,400				$147,375
	2/29/08							3,900			$150,501
	2/29/08								13,300	$38.59	$81,795
Long	2/29/08	$107,250	$214,500	$429,000
	2/29/08				2,000	4,000	8,000				$103,421
	2/29/08								9,500	$38.59	$58,425
Thigpen	2/29/08	$130,000	$260,000	$520,000
	2/29/08				2,850	5,700	11,400				$147,375
	2/29/08								13,300	$38.59	$81,795

(1)

These numbers show the amount that would be payable if each performance goal were achieved at the minimum level. Since the amount actually payable is determined on a performance goal-by-performance goal basis, an officer could receive a payout under the total award that is less than the number shown in the table.

(2)

These numbers show the fair value, as of the date of the grant, of awards made in 2008. These numbers were calculated in accordance with the proxy statement disclosure rules and Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The amounts shown for Mr. Johns take into account his eligibility for early retirement, as required by SFAS No. 123(R). Under the terms of our awards, this means that the entire expense for his 2008 awards was realized in 2008 (instead of being spread over the period over which the award will be earned). The assumptions we used under SFAS No. 123(R) are: for performance share awards, a stock price of $38.59, and an expected performance share payout of 50%; for restricted stock unit awards, a stock price of $38.59; for SAR awards, expected volatility of 16.33%, a risk-free interest rate of 2.9%, a dividend rate of 2.1%, and an expected exercise date of 2014; and a 0% forfeiture rate for all awards.

The following table has information about the Named Executives’ outstanding equity awards at December 31, 2008:

Outstanding Equity Awards at Fiscal Year-End

	SAR Awards					Stock Awards
									Equity incentive		Equity incentive
	Number of	Number of				Number of			plan awards:		plan awards:
	securities	securities				shares or		Market value	number of		market or payout
	underlying	underlying				units of		of shares or	unearned shares,		value of unearned
	unexercised	unexercised		SAR		stock that		units of stock	units or other		shares, units or
	SARs	SARs		base	SAR	have not		that have not	rights that have		other rights that
	exercisable	unexercisable		price	expiration	vested		vested	not vested		have not vested
Name	(#)	(#)		($)	date	(#)		($)	(#)		($)
(a)	(b)	(c)(1)		(d)	(e)	(f)		(g)(10)	(h)(11)		(i)(10)
Johns	166,302	—		$22.31	3/6/10
	300,000	—		$32.00	3/4/12
	17,400	5,800	(2)	$41.05	3/4/15
	12,650	12,650	(3)	$48.60	3/3/16
	15,100	45,300	(4)	$43.46	3/5/17
	—	81,900	(5)	$38.59	2/28/18
									32,500	(12)	$466,375
									27,400	(13)	$393,190
									17,400	(14)	$249,690
Bielen	17,317	—		$22.31	3/6/10
	15,000	—		$32.00	3/4/12
	50,000	—		$26.49	3/3/13
	3,525	1,175	(2)	$41.05	3/4/15
	2,800	2,800	(3)	$48.60	3/3/16
	4,075	12,225	(4)	$43.46	3/5/17
	—	21,000	(5)	$38.59	2/28/18
						3,143	(8)	$45,102
									7,200	(12)	$103,320
									7,400	(13)	$106,190
									4,450	(14)	$63,858
Johnson	1,025	3,075	(4)	$43.46	3/5/17
	750	2,250	(6)	$48.05	6/28/17
	—	13,300	(5)	$38.59	2/28/18
						1,572	(8)	$22,582
						4,002	(9)	$57,429
									2,430	(12)	$34,871
									1,900	(13)	$27,265
									1,400	(13)	$20,090
									2,850	(14)	$40,898
Long	17,962	—		$22.31	3/6/10
	15,000	—		$32.00	3/4/12
	2,100	700	(2)	$41.05	3/4/15
	1,500	1,500	(3)	$48.60	3/3/16
	1,850	5,550	(4)	$43.46	3/5/17
	—	9,500	(5)	$38.59	2/28/18
						2,357	(8)	$33,823
									3,800	(12)	$54,530
									3,300	(13)	$47,355
									2,000	(14)	$28,700
Thigpen	15,000	—		$32.00	3/4/12
	—	35,000	(7)	$41.05	3/4/15
	1,850	5,550	(4)	$43.46	3/5/17
	—	13,300	(5)	$38.59	2/28/18
						1,572	(8)	$22,558
									2,720	(12)	$39,032
									3,300	(13)	$47,355
									2,850	(14)	$40,898

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

(2)	These SARs become exercisable on March 4, 2009.
(3)	These SARs become exercisable in two equal annual installments, beginning March 3, 2009.
(4)	These SARs become exercisable in three equal annual installments, beginning March 5, 2009.
(5)	These SARs become exercisable in four equal annual installments, beginning February 28, 2009.
(6)	These SARs become exercisable in three equal annual installments, beginning June 28, 2009.
(7)	These SARs become exercisable on March 4, 2010.
(8)

Represents unvested restricted stock units. The RSUs will vest as follows: one-third of the unvested RSUs on March 5, 2009 will vest on that date; one-half of the remaining unvested RSUs on March 5, 2010 will vest on that date; and the remainder of the unvested RSUs will vest on March 5, 2011. The restricted stock units will also vest if employment ends due to death, disability, retirement at age 65, or early retirement (at our request or with our consent). Any unvested RSUs will be forfeited if employment ends for other reasons.

(9)

Represents unvested restricted stock units that will vest on February 28, 2018. The restricted stock units will also vest if employment ends due to death, disability, retirement at age 65, or early retirement (at our request or with our consent). Any unvested RSUs will be forfeited if employment ends for other reasons.

(10)	Based on an assumed stock price of $14.35 per share, which was our closing stock price on December 31, 2008.
(11)

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

(12)	Represents unvested and unearned performance shares for the 2006-2009 performance period, based on the assumption that the target performance goal for the grant (and 100% payout) will be achieved.
(13)	Represents unvested and unearned performance shares for the 2007-2010 performance period, based on the assumption that the target performance goal for the grant (and 100% payout) will be achieved.
(14)	Represents unvested and unearned performance shares for the 2008-2011 performance period, based on the assumption that the minimum performance goal for the grant (and 50% payout) will be achieved.

The following table presents an estimate of the performance shares earned by the named executives for the 4-year performance period ending December 31, 2008 and payable in 2009.  None of the named executives exercised SARs in 2008.

SAR Exercises and Stock Vested Table

	Stock Awards
	Number
	of shares	Value
	acquired on	realized on
	vesting	vesting
Name	(#)	($)
(a)	(b)	(c)
Johns	20,264	$290,788
Bielen	4,148	$59,523
Johnson	1,605	$23,032
Long	2,516	$36,105
Thigpen	1,775	$25,471

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

Pension Benefits

		Number	Present
		of years	value of
		credited	accumulated
		service	benefit
Name	Plan Name	(#)(1)	($)(2)
(a)	(b)	(c)	(d)
Johns	Pension	15	$272,776
	Excess Benefit	15	$2,787,999
Bielen	Pension	18	$228,025
	Excess Benefit	18	$638,857
Johnson	Pension	4	$44,993
	Excess Benefit	4	$55,055
Long	Pension	15	$247,323
	Excess Benefit	15	$478,529
Thigpen	Pension	25	$369,770
	Excess Benefit	25	$630,733

(1)	The number of years of service that are used to calculate the executive’s benefit under each plan, as of December 31, 2008.
(2)

The actuarial present value of the executive’s benefit under each plan as of December 31, 2008. The valuation method and material assumptions that we used to calculate these amounts are discussed in Note 13 of the footnotes to our 2008 financial statements.

Deferred Compensation.  This table has information about the Named Executives’ participation in PLC’s nonqualified deferred compensation plan in 2008:

Nonqualified Deferred Compensation Table

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings	withdrawals/	balance at
	in last FY	in last FY	in last FY	distributions	last FYE
Name	($)	($)	($)	($)	($)
(a)	(b)(1)	(c)(2)	(d)	(e)(3)	(f)(3)
Johns	$1,134,851	$23,833	$(9,025,009)	$—	$(5,076,104)
Bielen	$227,633	$7,700	$(1,457,971)	$—	$(871,712)
Johnson	$—	$6,500	$(3,818)	$—	$(8,670)
Long	$39,833	$6,100	$(1,361,247)	$—	$(829,914)
Thigpen	$30,210	$11,933	$(218,193)	$—	$(245,091)

(1) These amounts include the following amounts that are also included in column (c) (Salary) of the Summary Compensation Table as compensation paid to the officer in 2008:

• Johns – $36,046

• Bielen – $34,242

• Long – $14,833

These amounts include the following amounts that are also included in column (g) (Non-equity incentive plan compensation) of the Summary Compensation Table as compensation paid to the officer in 2008:

• Johns – $44,220

• Long – $25,000

• Thigpen – $30,210

For Mr. Johns and Mr. Bielen, the remainder of these amounts is the value of performance shares earned for the 2004-2007 performance period and paid to the named executives in May 2008. These amounts were compensation for 2007, and were reported (on an estimated basis) in last year’s proxy statement.

(2) These amounts are supplemental matching contributions made to the officer’s account in 2008 with respect to the officer’s participation in our 401(k) plan during 2007.

(3) These amounts include the following amounts that have been reported as compensation to the officer in previous PLC proxy statements:

• Johns – $12,638,573

• Bielen – $1,679,376

• Long – $1,576,820

• Thigpen – $138,125

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

Potential Payments upon Change of Control

		Restricted				Supplemental	Medical
	Performance	stock		Severance	AIP	retirement	and other	Excise tax
Name	shares (1)	units	SARS (1)	payment	incentive (2)	benefit	benefits	payment	Total
Johns	$1,489,889	$—	$—	$9,545,715	$510,000	$993,452	$180	$4,651,285	$17,190,521
Bielen	$363,055	$45,102	$—	$3,245,013	$165,000	$253,688	$24,972	$1,599,846	$5,696,676
Johnson	$172,745	$79,987	$—	$2,371,787	$130,000	$104,545	$18,063	$1,198,309	$4,075,436
Long	$172,918	$33,823	$—	$2,199,429	$107,250	$245,640	$25,402	$984,695	$3,769,157
Thigpen	$177,940	$22,558	$—	$2,468,463	$130,000	$211,880	$24,972	$1,231,300	$4,267,113

(1)

Based on an assumed stock price of $14.35 per share, which was PLC’s closing stock price on December 31, 2008, and disregarding that portion of the value of the 2005 performance share award that was actually earned as of December 31, 2008.

(2)

These amounts are the incentives payable based on the actual achievement of the goals for the 2008 AIP incentive opportunities, without taking into account the adjustments made by the Committee when the incentives were actually paid in March 2009 (as discussed on page 177).

Compensation Committee Interlocks and Insider Participation

The members of PLC’s Compensation and Management Succession Committee during 2008 were Messrs, Day (Chairman), Hamby, and Ritter.  No interlocking relationship existed during 2008 between any of these individuals and any officer or employee of PLC or any of its subsidiaries, or has any other relationship with PLC for which the SEC requires disclosure.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

	Amount and Nature of				Percent of Class(1)
	Beneficial Ownership (1)
Name of Beneficial Owner	Sole Power(2)		Shared Power(2)
Management:
Richard J. Bielen	83,941	(3)	—		*
James S. M. French	25,497	(4)	31,800	(5)	*
Thomas L. Hamby	8,770	(4)	—		*
John D. Johns	356,390	(3)	4,210		*
Carolyn M. Johnson	13,140	(3)	—		*
Vanessa Leonard	4,417	(4)	—		*
Deborah J. Long	57,460	(3)	—		*
Charles D. McCrary	8,002	(4)	—		*
John J. McMahon, Jr.	33,820	(4)	77,938		*
Malcolm Portera	14,148	(4)	—		*
C. Dowd Ritter	3,225		—	(6)	*
William A. Terry	11,846	(4)	—		*
Carl. S. Thigpen	23,320	(3)	—		*
W. Michael Warren, Jr.	16,740	(4)	1,357		*
Vanessa Wilson	7,267		—		*
All current directors and executive officers as a group (20 persons)	739,092	(3)(4)	117,305		1.3%

5% or More Beneficial Owners:
Barclays Global Investors, NA	4,808,986	(7)	—		7.5%
EARNEST Partners, LLC	4,571,267	(8)	—		7.1%
Regions Financial Corporation	5,666,778	(9)	—		10.6%
Janus Capital Management LLC	5,630,887	(10)	—		5.2%

*less than 1%

(1)

The number of shares reported includes shares that are deemed to be beneficially owned under SEC regulations. Under these regulations, a person is generally deemed to beneficially own shares as to which such person holds or shares, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power. The total number of shares beneficially owned is subdivided, where applicable, into two categories: shares as to which voting/investment power is held solely and shares as to which voting/investment power is shared. The percentage calculation is based on the aggregate number of shares beneficially owned and on 69,972,618 shares of common stock oustanding on March 9, 2009.

(2)

This column may include shares held in the name of a spouse, minor children, or certain other relatives sharing the same home as the director or officer, or held by the director or officer (or the spouse of the director or officer) as a trustee or as a custodian for children. Unless otherwise noted below, the directors and officers disclaim beneficial ownership of these shares.

(3)

Includes the following number of shares allocated to accounts under our 401(k) and Stock Ownership Plan as follows: Mr. Bielen - 16,415; Mr. Johns - 12,117; Ms. Johnson - 875; Ms. Long - 4,075; Mr. Thigpen - 8,718; and all current directors and executive officers as a group - 59,872. Includes the following number of stock equivalents held under our Deferred Compensation Plan for Officers, as follows: Mr. Bielen - 55,726; Mr. Johns - 329,225; Ms. Johnson -147; Ms. Long - 48,105; Mr. Thigpen - 574; and all current directors and executive officers as a group - 566,685. Each stock equivalent entitles the participant to receive, upon distribution, one share of common stock. Does not include the following number of stock appreciation rights: Mr. Bielen - 129,947; Ms. Johns - 657,102; Ms. Johnson - 20,400; Mr. Long - 55,662; Mr. Thigpen - 70,700; and all current directors and executive officers as a group - 1,023,884. Does not include the following number of unvested restricted stock units: Mr. Bielen - 3,205; Ms. Johnson - 5,684; Ms. Long - 2,404; Mr. Thigpen - 1,603; and all current directors and executive officers as a group - 24,106.

(4)

Includes the following number of stock equivalents held by certain directors under our Deferred Compensation Plan for Directors Who Are Not Employees of Protective, as follows: Mr. French - 23,997; Mr. Hamby - 7,006; Ms. Leonard - 4,342; Mr. McCrary - 7,902; Mr. McMahon - 33,820; Dr. Portera - 14,048; Mr. Ritter - 0; Mr. Terry - 11,346; Mr. Warren - 16,440; Ms. Wilson - 0; and all current directors and executive officers as a group - 118,901. Each stock equivalent entitles the participant to receive, upon distribution, one share of common stock.

(5)	Includes 30,000 shares of common stock owned by Dunn Investment Company, of which Mr. French is Vice Chairman, Investments.
(6)

Does not include shares held by Regions Financial Corporation and Regions Bank, of which Mr. Ritter is Chairman, President, Chief Executive Officer and a director. Mr. Ritter disclaims beneficial ownership of these shares.

(7)

[Based on a Schedule 13G filed with the SEC on February 5, 2009. As of December 31, 2008, Barclays Global Investors, NA (a bank) and its affiliates may be deemed the beneficial owner of 4,808,986 shares of common stock as follows. Barclays Global Investors, NA (a bank) may be deemed the beneficial owner of 3,164,653 share of common stock: it has sole voting power for 2,723,381 shares, sole investment power for 3,164,653 shares, and no shared voting or investment power. Barclays Global Fund Advisors (an investment adviser) may be deemed the beneficial owner of 1,259,787 shares of common stock: it has sole voting power for 864,977 shares, sole investment power for 1,259,787 shares, and no shared voting or investment power. Barclays Global Investors, Ltd (a bank) may be deemed the beneficial owner of 240,396 shares of common stock: it has sole voting power for 170,317 shares, sole investment power for 240,396 shares, and no shared voting or investment power. Barclays Global Investors Japan Limited (an investment adviser) may be deemed the beneficial owner of 130,688 shares of common stock: it has sole voting power for 130,688 shares, sole investment power for 130,688 shares, and no shared voting or investment power. Barclays Global Investors Canada Limited (an investment adviser) may be deemed the beneficial owner of 12,124 shares of common stock: it has sole voting power of 12,124 shares, sole investment power of 12,124 shares and no shared voting or investment power. Barclays Global Investors Australia Limited (an investment adviser) may be deemed the beneficial owner of 1,268 shares of common stock: it has sole voting power of 1,268 shares, sole investment power of 1,268 shares and no shared voting or investment power. The shares reported are held in trust accounts for the economic benefit of the beneficiaries of those accounts. The addresses of the filers are (a) Barclays Global Investors, NA and Barclays Global Fund Advisors - 400 Howard Street, San Francisco, California 94105; (b) Barclays Global Investors, Ltd - Murray House, 1 Royal Mint Court, London, England EC3N 4HH; and (c) Barclays Global Investors Japan Limited - Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-8402, Japan; (d) Barclays Global Investors Canada Limited - Brookfield Place 161 Bay Street, Suite 2500, PO Box 614, Toronto, Canada, Ontario M5J 2S1; (e) Barclays Global Investors Australia Limitied - Level 43, Grosvenor Place, 225 George Street, PO Box N43, Syndney, Australia NSW 1220.]

(8)

[Based on a Schedule 13G filed with the SEC on February 13, 2009. As of December 31, 2008, EARNEST Partners, LLC (an investment adviser), may be deemed the beneficial owenr of 4,571,267 shares of common stock: it has sole voting power for 1,996,961 shares, shared voting power for 1,227,606 shares, sole investment power for 4,571,267 shares, and no shared investment power. No client interest relates to more than 5% of the outstanding shares of common stock. The address of EARNEST Partners, LLC is 1180 Peachtree Street NE, Suite 2300, Atlanta, Georgia 30309.]

(9)

[Based on a Schedule 13G filed with the SEC on February 9, 2009. As of December 31, 2008, Regions Financial Corporation (in its capacity as a bank holding company), may be deemed the beneficial owner of 2,833,389 shares of common stock: it has no sole voting or investment power, but has shared voting power for 2,693,757 shares and shared investment power of 2,760,507 shares. As of December 31, 2008, Regions Bank (in its capacity as a bank fiduciary of various trusts and estates) may be deemed the beneficial owner of 2,833,389 shares of common stock: it has sole voting power for 2,693,757 shares, no shared voting power, sole investment power for 1,232,360 shares, and shared investment power 1,528,147 shares. All of the shares are held by trusts and estates of which Regions Financial Corporation’s subsidiary, Regions Bank, is a fiduciary. No single one of these trusts and estates holds as much as 5% of the class. The address of Regions Financial Corporatin and Regions Bank is 1900 Fifth Avenue North, Birmingham, Alabama 35203.]

(10)

[Based on a Schedule 13G filed with the SEC on February 17, 2009. As of December 31, 2008, Janus Capital Management LLC, (an investment adviser), may be deemed the beneficial owner of 5,630,887 shares of common stock: it has shared voting power for 5,630,887 shares, no sole voting power, shared investment power for 5,630,887 and no sole investment power. No client interest relates to more than 5% of the outstanding shares of common stock. The address of Janus Capital Management LLC is 151 Detroit Street, Denver, Colorado 80206.]

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Based on the information available to the Company’s General Counsel’s Office and to the Board, there have been no transactions between the Company and any related party since January 1, 2008, nor are any currently proposed, for which disclosure is required under the SEC rules.

The current members of the Company’s Board of Directors are John D. Johns, Richard S. Bielen and Carolyn M. Johnson, each of whom is an employee of the Company or Protective Life Corporation.

Item 14.     Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2008 and 2007 with respect to various services provided to PLC and its subsidiaries:

	2008	2007
	(Dollars In Millions)
Audit Fees	$4.7	$5.0
Audit Related Fees	0.5	0.6
Tax Fees	0.6	0.7
All Other Fees	—	—
Total	$5.8	$6.3

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

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.                     Financial Statements (See Item 8, Financial Statements and Supplementary Data)

2.                     Financial Statement Schedules:

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 171 of this report. The following schedules are located in this report on the pages indicated.

Page
Schedule III - Supplementary Insurance Information	211
Schedule IV - Reinsurance	212
Schedule V - Valuation and Qualifying Accounts	213

All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

3.                     Exhibits:

The items listed below are included as exhibits. The Company will furnish a copy of any of the exhibits listed upon the payment of $5.00 per exhibit to cover the cost of furnishing the exhibit.

Item
Number		Document
†	2(a)

Stock Purchase Agreement Among Banc One Insurance Holdings, Inc., CBD Holdings, Ltd., JPMorgan Chase & Co. and Protective Life Insurance Company dated as of February 7, 2006, filed as Exhibit 2.01 to the Company’s Current Report on Form 8-K filed February 13, 2006.

††	3(a)	2002 Amended and Restated Charter of Protective Life Insurance Company
†††	3(b)	2002 Amended and Restaetd By-laws of Protective Life Insurance Company
**	4(a)	Group Modified Guaranteed Annuity Contract
***	4(b)	Individual Certificate
**	4(c)	Tax-Sheltered Annuity Endorsement
**	4(d)	Qualified Retirement Plan Endorsement
**	4(e)	Individual Retirement Annuity Endorsement
**	4(f)	Section 457 Deferred Compensation Plan Endorsement
*	4(g)	Qualified Plan Endorsement
**	4(h)	Application for Individual Certificate
**	4(i)	Adoption Agreement for Participation in Group Modified Guaranteed Annuity
***	4(j)	Individual Modified Guaranteed Annuity Contract
**	4(k)	Application for Individual Modified Guaranteed Annuity Contract
****	4(l)	Endorsement - Group Policy
****	4(m)	Endorsement - Certificate
****	4(n)	Endorsement - Individual Contracts
****	4(o)	Endorsement (Annuity Deposits) - Group Policy
****	4(p)	Endorsement (Annuity Deposits) - Certificate
****	4(q)	Endorsement (Annuity Deposits) - Individual Contracts
*****	4(r)	Endorsement - Individual
*****	4(s)	Endorsement - Group Contract/Certificate

Item
Number		Document
†	4(t)	Endorsement - Individual, incorporated by reference as Exhibit 4(EE) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(u)	Endorsement - Group Contract, incorporated by reference as Exhibit 4(FF) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(v)	Endorsement - Group Certificate, incorporated by reference as Exhibit 4(GG) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(w)

Individual Modified Guaranteed Annuity Contract, incorporated by reference as Exhibit 4 (HH) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)

	4(x)	Application for Modified Guaranteed Annuity
†	4(y)	Cancellation Endorsement, included as an exhibit to item 4(w) above.
†††††	4(z)	Group Modified Guaranteed Annuity Contract
†††††	4(aa)	Individual Modified Guaranteed Annuity Contract
†††††	4(bb)	Group Certificate
†††††	4(cc)	Application for Modified Guaranteed Annuity
†††††	4(dd)	Endorsement - Free Look
†††††	4(ee)	Endorsement - Settlement Option
†††††	4(ff)	Endorsement - Automatic Renewal
†††††	4(gg)	Endorsement - Traditional IRA
†††††	4(hh)	Endorsement - Roth IRA
†††††	4(ii)	Endorsement - Qualified Retirement Plan
†††††	4(jj)	Endorsement - Section 457 Deferred Compensation Plan
††††	4(kk)	Application for Modified Guaranteed Annuity
*	10(a)	Bond Purchase Agreement
*	10(b)	Escrow Agreement
†	10(c)

Amended and Restated Credit Agreement among Protective Life Corporation, Protective Life Insurance Company, the several lenders from time to time party thereto, AmSouth Bank and Wachovia Capital Markets LLC, dated as of July 30, 2004 filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2004.

†	10(d)

Amended and Restated Lease Agreement dated as of January 11, 2007, between Wachovia Development Corporation (an assignee of Wachovia Capital Investments, Inc.) and Protective Life Insurance Company filed as Exhibit 10(G)(4) to the Company’s Form S-1 filed April 23, 2007. (No. 333-142293)

†	10(e)

Amended and Restated Investment and Participation Agreement dated as of January 11, 2007, between Protective Life Insurance Company and Wachovia Development Corporation (an assignee of Wachovia Capital Investments, Inc.) filed as Exhibit 10(G)(5) to the Company’s Form S-1 filed April 23, 2007. (No. 333-142293)

†	10(f)

Amendment and Clarification of the Tax Allocation Agreement dated January 1, 1988 by and among Protective Life Corporation and its subsidiaries. Filed as Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item
Number		Document
	12	Consolidated Earnings Ratio
	24	Power of Attorney
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99	Safe Harbor for Forward-Looking Statements

*		Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 33-31940.
**		Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration Statement, Registration No. 33-31940.
***		Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-31940.
****		Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-57052.
*****		Previously filed or incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement, Registration No. 33-57052.

†		Incorporated by reference.
††		Previously filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year year ended December 31, 2007 (No. 001-31901).
†††		Previously filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year year ended December 31, 2007 (No. 001-31901).
††††		Previously filed as Exhibit 4(bb) to the Company’s Annual Report on Form 10-K for the year year ended December 31, 2007 (No. 001-31901).
†††††		Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 333-156285.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE CCOMPANY

By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and Chief Accounting Officer
March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President and Chief Executive Officer	March 30, 2009
JOHN D. JOHNS	(Principal Executive Officer) and Director

/s/ Richard J. Bielen	Vice Chairman and Chief Financial Officer	March 30, 2009
RICH BIELEN	(Principal Financial Officer)

/s/ Steven G. Walker	Senior Vice President, Controller, and Chief Accounting Officer	March 30, 2009
STEVEN G. WALKER	(Principal Accounting Officer)

*	Director	March 30, 2009
CAROLYN JOHNSON

*Steven G. Walker, by signing his name hereto, does sign this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

By:	/s/ Steven G. Walker
STEVEN G. WALKER
Attorney-in-fact