Form 10-Q
period 2009-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2009-11-13
CIK 310826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of November 11, 2009:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$648,660	$661,002	$1,980,473	$1,995,928
Reinsurance ceded	(347,262)	(363,800)	(1,091,483)	(1,151,216)
Net of reinsurance ceded	301,398	297,202	888,990	844,712
Net investment income	395,697	411,970	1,214,330	1,234,065
Realized investment gains (losses):
Derivative financial instruments	(195,971)	91,938	(201,305)	153,902
All other investments	165,784	(155,107)	292,461	(216,246)
Other-than-temporary impairment losses	(14,873)	(202,425)	(180,920)	(282,411)
Portion of loss recognized in other comprehensive income (before taxes)	(16,095)	—	19,299	—
Net impairment losses recognized in earnings	(30,968)	(202,425)	(161,621)	(282,411)
Other income	20,105	22,058	56,364	61,442
Total revenues	656,045	465,636	2,089,219	1,795,464
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2009 - $312,118; 2008 - $311,926; nine months: 2009 - $1,024,075; 2008 - $1,091,521)	516,031	531,535	1,489,314	1,489,644
Amortization of deferred policy acquisition costs and value of business acquired	41,652	32,748	231,814	158,550
Other operating expenses, net of reinsurance ceded: (three months: 2009 - $55,714; 2008 - $52,488; nine months: 2009 - $163,604; 2008 - $162,414)	55,339	64,136	154,440	198,986
Total benefits and expenses	613,022	628,419	1,875,568	1,847,180
Income (loss) before income tax	43,023	(162,783)	213,651	(51,716)
Income tax expense (benefit)	14,551	(59,859)	73,602	(21,539)
Net income (loss)	$28,472	$(102,924)	$140,049	$(30,177)

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30,	December 31,
	2009	2008
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair market value (amortized cost: 2009 - $22,985,738; 2008 - $23,052,830)	$22,519,582	$20,068,600
Equity securities, at fair market value (cost: 2009 - $240,781; 2008 - $316,487)	233,146	260,495
Mortgage loans	3,839,108	3,839,925
Investment real estate, net of accumulated depreciation (2009 - $549; 2008 - $453)	7,413	7,510
Policy loans	788,402	810,933
Other long-term investments	242,121	436,777
Short-term investments	1,073,860	1,048,327
Total investments	28,703,632	26,472,567
Cash	180,608	127,809
Accrued investment income	281,905	278,846
Accounts and premiums receivable, net of allowance for uncollectible amounts (2009 - $5,242; 2008 - $5,137)	104,956	44,877
Reinsurance receivables	5,247,182	5,175,228
Deferred policy acquisition costs and value of business acquired	3,618,086	4,147,068
Goodwill	93,842	96,166
Property and equipment, net of accumulated depreciation (2009 - $120,317; 2008 - $116,677)	36,696	38,004
Other assets	398,064	409,641
Income tax receivable	56,651	78,484
Deferred income tax	—	362,533
Assets related to separate accounts
Variable annuity	2,694,715	2,027,470
Variable universal life	300,358	242,944
Total assets	$41,716,695	$39,501,637
Liabilities
Policy liabilities and accruals	$18,404,864	$18,208,143
Stable value product account balances	3,863,329	4,960,405
Annuity account balances	9,726,082	9,357,427
Other policyholders’ funds	491,088	420,946
Other liabilities	777,684	857,972
Deferred income taxes	419,193	—
Non-recourse funding obligations	1,555,000	1,505,000
Liabilities related to separate accounts
Variable annuity	2,694,715	2,027,470
Variable universal life	300,358	242,944
Total liabilities	38,232,313	37,580,307
Commitments and contingencies - Note 4
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 2,000;Liquidation preference $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2009 and 2008 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,361,734	1,226,734
Note receivable from PLC Employee Stock Ownership Plan	—	(853)
Retained earnings	2,442,082	2,302,033
Accumulated other comprehensive income (loss):
Net unrealized (losses) on investments, net of income tax: (2009 - $(155,231); 2008 - $(858,022))	(286,353)	(1,564,824)
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2009 - $(6,755); 2008 - $0)	(12,544)	—
Accumulated (loss) - hedging, net of income tax: (2009 - $(14,189); 2008 - $(25,980))	(25,539)	(46,762)
Total shareowners’ equity	3,484,382	1,921,330
Total liabilities and shareowners’ equity	$41,716,695	$39,501,637

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Nine Months Ended
	September 30,
	2009	2008
	(Dollars In Thousands)
Cash flows from operating activities
Net income (loss)	$140,049	$(30,177)
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	70,465	344,755
Amortization of deferred policy acquisition costs and value of business acquired	231,814	158,550
Capitalization of deferred policy acquisition costs	(308,963)	(278,323)
Depreciation expense	5,386	7,768
Deferred income tax	(55,167)	39,540
Accrued income tax	21,833	15,753
Interest credited to universal life and investment products	749,552	773,877
Policy fees assessed on universal life and investment products	(441,410)	(419,384)
Change in reinsurance receivables	(71,954)	(116,954)
Change in accrued investment income and other receivables	(63,138)	(95,437)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	175,863	298,110
Trading securities:
Maturities and principal reductions of investments	446,993	342,193
Sale of investments	595,676	494,738
Cost of investments acquired	(587,057)	(906,136)
Other net change in trading securities	(152,691)	(104,011)
Change in other liabilities	(27,838)	(137,310)
Other, net	45,856	(165,573)
Net cash provided by operating activities	775,269	221,979
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	1,998,977	1,584,184
Sales of investments	1,235,988	2,518,597
Cost of investments acquired	(3,286,195)	(5,547,753)
Mortgage loans:
New borrowings	(192,849)	(633,289)
Repayments	191,836	269,864
Change in investment real estate, net	227	542
Change in policy loans, net	22,531	6,433
Change in other long-term investments, net	(18,867)	34,821
Change in short-term investments, net	110,575	34,268
Purchases of property and equipment	(5,798)	(4,639)
Sales of property and equipment	—	408
Net cash provided by (used in) investing activities	56,425	(1,736,564)
Cash flows from financing activities
Proceeds from issuance of non-recourse funding obligations	50,000	75,000
Capital contribution from PLC	135,000	13,010
Investment product deposits and change in universal life deposits	1,956,715	4,066,785
Investment product withdrawals	(2,902,277)	(2,647,740)
Other financing activities, net	(18,333)	(31,287)
Net cash (used in) provided by financing activities	(778,895)	1,475,768
Change in cash	52,799	(38,817)
Cash at beginning of period	127,809	106,507
Cash at end of period	$180,608	$67,690

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

Accounting Pronouncements Recently Adopted

Accounting Standard Update (“ASU”) No. 2009-01 – Generally Accepted Accounting Principles and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  In June of 2009, the FASB issued SFAS No. 168 (effective July 1, 2009) to replace FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) and authorize the Accounting Standard Codification (“ASC” or “Codification”) as the new source for authoritative U.S. GAAP and ends the practice of FASB issuing standards in the familiar forms. On July 1, 2009, the FASB implemented the ASC as the authoritative source, along with SEC guidance, for U.S. GAAP through issuance of Accounting Standards Update (“ASU” or “Update”) 2009-01. The FASB will no longer issue Statements of Financial Accounting Standards, but rather will issue Updates that will provide background information about the amended guidance along with a basis for conclusions regarding the change.  These Updates will amend the ASC to reflect the new guidance issued by the FASB. The Company implemented the use of the ASC in the third quarter of 2009. The ASC changed the way the Company will reference authoritative accounting literature in its filings. The recently adopted standards are now part of the ASC. Accounting standards not yet adopted will consist of Updates as well as Statements issued before July 1, 2009, that are not yet effective.

ASU No. 2009-05 – Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.  In August of 2009, FASB issued ASU No. 2009-05 - Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses the quoted price of the identical liability when traded as an asset and/or quoted prices for similar liabilities when traded as assets; 2) another valuation technique that is consistent with the principles of Topic 820. This Update is effective for the Company on September 30, 2009. This Update did not have a material impact on the Company’s consolidated results of operations or financial position.

ASU No. 2009-06 – Income Taxes - Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. In September of 2009, FASB issued ASU No. 2009-06 – Income Taxes – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Update provides implementation guidance related to uncertainty in income tax reporting. This Update is effective for the Company on September 30, 2009. Based on our initial review of the Update, no changes in current practice are required. This update did not have an impact on the Company’s consolidated results of operations or financial position.

In December of 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance impacts the annual goodwill impairment test associated with acquisitions that close both before and after the effective date. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have an impact to the Company’s consolidated results of operations or financial position. The Company will apply this guidance as reflected in the ASC to future business combinations.

In December of 2007, the FASB issued guidance that applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that was, January 1, 2009, for entities with calendar year-ends). The adoption of this guidance did not have an impact on the Company’s consolidated results of operations or financial position.

In March of 2008, the FASB issued guidance that requires enhanced disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under the ASC Derivatives and Hedging Topic. This guidance was effective for fiscal years and interim periods beginning after November 15, 2008. This guidance did not require any changes to current accounting. The Company adopted this guidance on January 1, 2009.

In February of 2008, the FASB issued guidance on accounting for a transfer of a financial asset and a repurchase financing, which is not directly addressed by U.S. GAAP. This guidance was effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The guidance became effective for the Company on January 1, 2009. The Company will apply this guidance to future transfers of financial assets and repurchase financing transactions.

In April of 2008, the FASB issued guidance to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance became effective for the Company on January 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated results of operations or financial position.

In May of 2008, the FASB issued guidance that requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This guidance also clarifies U.S. GAAP related to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. This guidance does not apply to financial guarantee insurance contracts that would be within the scope of the ASC Derivatives and Hedging Topic. This guidance was effective for fiscal years and interim periods beginning after December 15, 2008. The guidance became effective for the Company on January 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations or financial position.

In April of 2009, the FASB issued guidance to provide additional information for estimating fair value in accordance with Fair Value Measurements, located within Fair Value Measurements and Disclosures Topic of the ASC, when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes information on identifying circumstances which indicate that a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company elected to early adopt the guidance in the first quarter of 2009. Adoption of the guidance did not have a significant impact on the Company’s consolidated results of operations or financial position.

In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt the guidance in the first quarter of 2009, and recorded total other-than-temporary impairments during the three months ended March 31, 2009, of approximately $117.3 million with $27.5 million of this amount recorded in other comprehensive income. The impact of recording a portion of the other-than-temporary impairments in other comprehensive income resulted in an increase in net income of $17.9 million for the three months ended March 31, 2009. The adoption of the guidance did not require a cumulative effect adjustment to retained earnings at January 1, 2009, since all other-than-temporary impairments recorded by the Company in prior periods were credit related losses.

In April of 2009, the FASB issued guidance to address concerns for more transparent and timely information in financial reporting by requiring quarterly disclosures about fair value of financial instruments. The guidance relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. This guidance requires qualitative and quantitative information about fair value estimates for all financial instruments not measured at fair value. This guidance became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations or financial position.

In May of 2009, the FASB issued guidance that establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, it provides guidance on the circumstances that require entities to recognize events or transactions that occur after the balance sheet date and the types of disclosures that need to be made about them. This guidance is effective for interim or annual reporting periods ending after June 15, 2009. The guidance became effective for the Company on June 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated results of operations or financial position.

Accounting Pronouncements Not Yet Adopted

ASU No. 2009-12 – Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). In September of 2009, FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). This Update permits the use of a practical expedient when determining the net asset value. If the practical expedient is used, increased disclosures are required. This Update will become effective for the Company as of December 31, 2009. The Company does not believe this Update will have a material impact on the Company’s consolidated results of operations or financial position.

ASU No. 2009-13 – Revenue Recognition – Multiple-Deliverable Revenue Arrangements-a consensus of the FASB EITF. In October of 2009, FASB issued ASU No. 2009-13 – Revenue Recognition – Multiple-Deliverable Revenue Arrangements-a consensus of the FASB EITF.  This Update provides amendments to Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. This Update also requires additional disclosures related to contracts with multiple deliverables. This Update is effective for revenue arrangements entered into beginning on January 1, 2011. The Company does not believe this Update will have a material impact on the Company’s consolidated results of operations or financial position.

ASU No. 2009-14 – Software - Certain Revenue Arrangements that Include Software Elements-a consensus of the FASB EITF. In October of 2009, FASB issued ASU No. 2009-14 – Software – Certain Revenue Arrangements that Include Software Elements-a consensus of the FASB EITF.  The amendments in this Update change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of the software revenue guidance in Subtopic 985-605. This Update is effective for revenue arrangements entered into beginning on January 1, 2011. The Company does not believe this Update will have a material impact on the Company’s consolidated results of operations or financial position.

In December of 2008, the FASB issued guidance that requires additional disclosures related to Postretirement Benefit Plan Assets. This guidance will provide users of financial statements with an understanding of: 1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, 2) the major categories of plan assets, 3) the inputs and valuation techniques used to measure the fair value of plan assets, 4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and 5) significant concentrations of risk within plan assets. This guidance does not require any changes to current accounting. The disclosure requirements will be effective for the Company for the period ending December 31, 2009. The Company does not expect this guidance to have an impact on its consolidated results of operations or financial position.

In June of 2009, the FASB issued guidance related to accounting for transfers of financial assets. This guidance improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. This guidance also eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. This guidance is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated results of operations and financial position.

In June of 2009, the FASB issued guidance which amends certain concepts related to variable interest entities. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. A company has to determine whether or not it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. This guidance is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact this guidance will have on its consolidated results of operations and financial position.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s 2008 Form 10-K Annual Report. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2009, other than those related to credit losses and the FASB guidance that was adopted which is referenced under ASC Investments-Debt Equity Securities Topic, as discussed in Note 2, Investment Operations, and the following:

Guaranteed minimum withdrawal benefits – The Company establishes liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. U.S. GAAP requires the GMWB liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, the Company’s nonperformance risk measure, and market volatility. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity Guaranteed Minimum Death Benefit (“GMDB”) Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. The liability calculation was changed to reflect a rate increase for all GMWB policyholders.

Reclassifications

Certain reclassifications have been made in the previously reported financial statements and accompanying notes to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income or shareowners’ equity.

2.                                      INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
	(Dollars In Thousands)
Fixed maturities	$4,236	$13,750
Equity securities	59	9,562
Impairments	(30,968)	(161,621)
Mark-to-market Modco trading portfolio	164,732	273,639
Mortgage loans and other investments	(3,243)	(4,490)
	$134,816	$130,840

For the three and nine months ended September 30, 2009, gross gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $9.0 million and $29.0 million, respectively.

The amortized cost and estimated market value of the Company’s investments classified as available-for-sale as of September 30, 2009, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Market Value
	(Dollars In Thousands)
2009
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,967,914	$36,422	$(474,193)	$3,530,143
Commercial mortgage-backed securities	1,024,057	40,143	(95,357)	968,843
Asset-backed securities	1,159,226	1,752	(24,533)	1,136,445
United States Government and authorities	487,349	2,571	(196)	489,724
States, municipalities, and political subdivisions	196,620	18,736	(17)	215,339
Convertibles and bonds with warrants	88	—	(52)	36
All other corporate bonds	13,031,456	600,860	(572,292)	13,060,024
Redeemable preferred stocks	—	—	—	—
	19,866,710	700,484	(1,166,640)	19,400,554
Equity securities	237,669	3,153	(10,787)	230,035
Short-term investments	831,158	—	—	831,158
	$20,935,537	$703,637	$(1,177,427)	$20,461,747

As of September 30, 2009, the Company had an additional $3.1 billion of fixed maturities, $3.1 million of equity securities, and $242.7 million of short-term investments classified as trading securities.

The amortized cost and estimated market value of available-for-sale fixed maturities as of September 30, 2009, by expected maturity, are shown below. Expected maturities are derived from estimated rates of prepayment that may differ from actual rates of prepayment.

	Estimated	Estimated
	Amortized	Fair Market
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$1,133,589	$1,122,893
Due after one year through five years	6,695,771	6,406,415
Due after five years through ten years	3,801,497	3,849,678
Due after ten years	8,235,853	8,021,568
	$19,866,710	$19,400,554

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the Company’s intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the three and nine months ended September 30, 2009, the Company recorded other-than-temporary impairments of investments of $14.9 million and $180.9 million, respectively. Of the $14.9 million of impairments for the three months ended September 30, 2009, $31.0 million was recorded in earnings and $16.1 million of non-credit gains was recorded in other comprehensive income (loss). These non-credit gains were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income (loss). Of the $180.9 million of impairments for the nine months ended September 30, 2009, $161.6 million was recorded in earnings and $19.3 million was recorded in other comprehensive income (loss). For the three and nine months ended September 30, 2009, there were $0.2 million and $19.6 million of other-than-temporary impairments related to equity securities, respectively. For the three and nine months ended September 30, 2009, there were $14.7 million and $161.3 million of other-than-temporary impairments related to debt securities, respectively.

For the three months ended September 30, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $14.7 million, of which $30.8 million of credit losses were recognized in earnings, and $16.1 million of non-credit gains were recorded in other comprehensive income (loss). These non-credit gains were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized in other comprehensive income (loss) as non-credit losses. During this period, there were no other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell.

For the nine months ended September 30, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $130.9 million, with $111.6 million of credit losses recorded on debt securities in earnings, and $19.3 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $30.4 million and were recorded in earnings.

The following chart is a rollforward of credit losses for the three and nine months ended September 30, 2009, on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(Dollars In Thousands)
Beginning balance	$46,728	$—
Additions for newly impaired securities	11,601	67,019
Additions for previously impaired securities	—	7,136
Reductions for previously impaired securities due to a change in expected cash flows	(16,625)	(32,451)
Reductions for previously impaired securities that were sold in the current period	(17,949)	(17,949)
Ending balance	$23,755	$23,755

The following table includes the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009:

	Less Than 12 Months		12 Months or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$236,630	$(14,005)	$2,441,844	$(460,188)	$2,678,474	$(474,193)
Commercial mortgage-backed securities	33,349	(46,774)	319,160	(48,583)	352,509	(95,357)
Asset-backed securities	88,423	(911)	932,175	(23,622)	1,020,598	(24,533)
US government	28,806	(194)	56	(2)	28,862	(196)
States, municipalities, etc.	—	—	476	(17)	476	(17)
Convertible bonds	—	—	36	(52)	36	(52)
Other corporate bonds	715,619	(51,543)	3,569,026	(520,749)	4,284,645	(572,292)
Equities	23,389	(1,651)	109,499	(9,136)	132,888	(10,787)
	$1,126,216	$(115,078)	$7,372,272	$(1,062,349)	$8,498,488	$(1,177,427)

For commercial mortgage-backed securities in an unrealized loss position for greater than 12 months, $45.5 million of the total $48.6 million unrealized loss relates to securities issued in Company-sponsored commercial loan securitizations. These losses relate primarily to market illiquidity as opposed to underlying credit concerns. Factors such as credit enhancements within the deal structures and the underlying collateral performance and characteristics support the recoverability of the investments. The other corporate bonds category has gross unrealized losses greater than 12 months of $520.7 million as of September 30, 2009. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery. The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold equity investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of September 30, 2009, the Company had bonds in our available-for-sale portfolio, which were rated below investment grade of $2.5 billion and had an amortized cost of $3.1 billion. In addition, included in our trading portfolio, the Company held $412.5 million of securities which were rated below investment grade. As of September 30, 2009, approximately $28.3 million of the bonds rated below investment grade were securities issued in Company-sponsored commercial mortgage loan securitizations. Approximately $587.2 million of the below investment grade bonds were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
	(Dollars In Thousands)
Fixed maturities	$857,744	$1,636,747
Equity securities	11,580	31,431
	$869,324	$1,668,178

3.                                      NON-RECOURSE FUNDING OBLIGATIONS

Non-recourse funding obligations outstanding as of September 30, 2009, on a consolidated basis, listed by issuer, are reflected in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$980,000	2037	3.08%
Golden Gate II Captive Insurance Company	575,000	2052	1.59%
Total	$1,555,000

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, in the ordinary course of business, is involved in such litigation and arbitration in the ordinary course of business. The occurrence of such litigation and arbitration may become more frequent and/or severe when general economic conditions have deteriorated. Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on its financial condition or results of the operations.

5.                                      STOCK-BASED COMPENSATION

Performance shares awarded by PLC during the nine months ended September 30, 2009 and 2008, and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
(Dollars In Thousands)
2009	—	$—
2008	75,900	$2,900

The criteria for payment of performance awards is based primarily upon a comparison of PLC’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if PLC’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if PLC’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC’s Common Stock. As noted in the table above, no awards were granted in the first nine months of 2009.

Between 1996 and 2009, stock appreciation rights (“SARs”) were granted to certain officers of the Company to provide long-term incentive compensation based solely on the performance of PLC’s Common Stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price for the nine months ended September 30, 2009, is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2008	$33.33	1,559,573
SARs granted	3.57	915,829
SARs exercised / forfeited	40.16	(6,200)
Balance as of September 30, 2009	$22.28	2,469,202

The SARs issued during the nine months ended September 30, 2009, had an estimated fair value at grant date of $0.9 million. The fair value was estimated using a Black-Scholes option pricing model. Assumptions used in the model for the SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for these awards) were as follows: expected volatility ranging from 68.5% to 77.2%, risk-free interest rate ranging from 2.7% to 3.0%, a dividend rate ranging from 2.3% to 10.3%, a zero percent forfeiture rate, and an expected exercise date of 2015. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s Common Stock and the market value at the exercise date for each SAR.

Additionally, PLC issued 580,700 restricted stock units during the nine months ended September 30, 2009. These awards have a total fair value of $2.2 million. Approximately half of these restricted stock units vest in 2012 and the remainder vest in 2013.

6.                                      DEFINED BENEFIT PENSION PLAN AND UNFUNDED EXCESS BENEFITS PLAN

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Service cost – Benefits earned during the period	$1,889	$2,155	$5,667	$7,193
Interest cost on projected benefit obligation	2,395	2,316	7,185	7,731
Expected return on plan assets	(2,531)	(2,571)	(7,593)	(8,582)
Amortization of prior service cost	(98)	49	(294)	164
Amortization of actuarial losses	568	748	1,704	2,496
Net periodic benefit cost	$2,223	$2,697	$6,669	$9,002

During April of 2009, PLC contributed $2.0 million to the defined benefit pension plan. PLC does not plan to contribute additional cash to its defined benefit pension plan during the remainder of 2009.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the three and nine months ended September 30, 2009 and 2008, was immaterial to PLC’s financial statements.

7.                                      COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Net income (loss)	$28,472	$(102,924)	$140,049	$(30,177)
Change in net unrealized (losses) gains on investments, net of income tax: (three months: 2009 - $341,768; 2008 - $(313,301); nine months: 2009 - $654,092; 2008 - $(559,856))	624,145	(564,890)	1,188,861	(1,015,458)
Change in net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2009 - $5,633; 2008 - $0; nine months: 2009 - $(6,755); 2008 - $0)	10,462	—	(12,544)	—
Change in accumulated gain (loss)-hedging, net of income tax: (three months: 2009 - $1,833; 2008 - $(8,121); nine months: 2009 - $12,154; 2008 - $(4,703))	3,299	(15,226)	21,877	(8,465)
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2009 - $9,305; 2008 - $79,366; nine months: 2009 - $48,699; 2008 - $100,174)	17,368	143,823	89,610	182,145
Reclassification adjustment for hedging amounts included in net income, net of income tax: (three months: 2009 - $(666); 2008 - $(288); nine months: 2009 - $(363); 2008 - $49)	(1,198)	88	(654)	89
Comprehensive income (loss)	$682,548	$(539,129)	$1,427,199	$(871,866)

8.                                      OPERATING SEGMENTS

The Company operates several business segments each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments, as prescribed in the ASC Segment Reporting Topic, and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

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

•                  The Corporate and Other segment primarily consists of net investment income, including the impact of carrying excess liquidity, and expenses not attributable to the segments above (including net investment income on capital and interest on debt) and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic lines of business (primarily cancer insurance, residual value insurance, surety insurance, and group annuities), various investment-related transactions, and the operations of several small subsidiaries.

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

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
Revenues
Life Marketing	$266,378	$255,566	$775,681	$701,117
Acquisitions	189,942	161,372	590,694	567,949
Annuities	95,608	75,622	359,423	252,679
Stable Value Products	49,075	96,238	173,129	259,602
Asset Protection	67,902	70,956	199,739	215,046
Corporate and Other	(12,860)	(194,118)	(9,447)	(200,929)
Total revenues	$656,045	$465,636	$2,089,219	$1,795,464
Segment Operating Income (Loss)
Life Marketing	$26,994	$52,111	$107,300	$134,919
Acquisitions	33,061	33,021	101,723	101,111
Annuities	15,324	(375)	34,950	9,989
Stable Value Products	14,339	28,184	51,522	61,945
Asset Protection	4,015	5,161	11,541	15,940
Corporate and Other	(19,157)	(26,338)	(19,700)	(49,319)
Total segment operating income	74,576	91,764	287,336	274,585

Realized investment gains (losses) - investments(1)	135,596	(356,829)	132,484	(498,533)
Realized investment gains (losses) - derivatives(2)	(167,149)	102,282	(206,169)	172,232
Income tax expense	(14,551)	59,859	(73,602)	21,539
Net income	$28,472	$(102,924)	$140,049	$(30,177)

(1) Realized investment gains (losses) - investments	$134,816	$(357,532)	$130,840	$(498,657)
Less: related amortization of DAC	(780)	(703)	(1,644)	(124)
	$135,596	$(356,829)	$132,484	$(498,533)

(2) Realized investment gains (losses) - derivatives	$(195,971)	$91,938	$(201,305)	$153,902
Less: settlements on certain interest rate swaps	42	41	1,247	145
Less: derivative activity related to certain annuities	(28,864)	(10,385)	3,617	(18,475)
	$(167,149)	$102,282	$(206,169)	$172,232

	Operating Segment Assets As of September 30, 2009
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$8,564,030	$9,220,878	$9,370,635	$3,850,410
Deferred policy acquisition costs and value of business acquired	2,254,870	852,194	434,947	12,919
Goodwill	—	45,685	—
Total assets	$10,818,900	$10,118,757	$9,805,582	$3,863,329

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$790,575	$6,180,404	$27,835	$38,004,767
Deferred policy acquisition costs and value of business acquired	57,804	5,352	—	3,618,086
Goodwill	48,157	—	—	93,842
Total assets	$896,536	$6,185,756	$27,835	$41,716,695

	Operating Segment Assets As of December 31, 2008
	(Dollars In Thousands)
	Life Marketing	Acquisitions	Annuities	Stable Value Products
Investments and other assets	$7,874,516	$9,572,548	$7,530,551	$4,944,830
Deferred policy acquisition costs and value of business acquired	2,580,806	956,436	528,310	15,575
Goodwill	—	48,009	—	—
Total assets	$10,455,322	$10,576,993	$8,058,861	$4,960,405

	Asset Protection	Corporate and Other	Adjustments	Total Consolidated
Investments and other assets	$893,551	$4,416,271	$26,136	$35,258,403
Deferred policy acquisition costs and value of business acquired	61,764	4,177	—	4,147,068
Goodwill	48,157	—	—	96,166
Total assets	$1,003,472	$4,420,448	$26,136	$39,501,637

9.                                      GOODWILL

During the nine months ended September 30, 2009, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during the first nine months of 2009 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2009, the Company had an aggregate goodwill balance of $93.8 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business. Goodwill is tested for impairment at least annually. The Company evaluates the carrying value of goodwill at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (discounted cash flow analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. As of December 31, 2008, the Company evaluated its goodwill and determined that the fair value had not decreased below the carrying value and no adjustment to impair goodwill was necessary.

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

The Company’s material goodwill balances are attributable to its business segments. As previously noted, the Company’s operating segments’ discounted cash flows supported the goodwill balance as of December 31, 2008. In the Company’s view, the reduction in PLC’s market cap is primarily attributable to illiquidity of credit markets and capital markets, concern related to its investment portfolio’s unrealized loss positions, impairments recognized during 2008 and 2009, and an overall fear of the capital levels and potential economic impacts to financial services companies. We believe that these concerns arose primarily from the other-than-temporary impairments of investments recorded in PLC’s Corporate and Other segment during 2008 and the first half of 2009. PLC monitors the aggregate fair value of its reporting units as a comparison to its overall market capitalization. PLC believes the factors that led to the decline in market cap primarily impacted it at a corporate level, and largely within the Corporate and Other segment, which does not carry a material balance of goodwill, as opposed to impacting the prescribed and inherent fair values of PLC’s other operating segments and reporting units. As a result, in the Company’s view, the decrease in PLC’s market cap does not invalidate the Company’s discounted cash flow results. As of September 30, 2009, the Company has determined that no indicators of event-driven impairments were noted related to the Company’s goodwill balances.

10.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company determined the fair value of its financial instruments based on the fair value hierarchy established in FASB guidance referenced in the Fair Value Measurements and Disclosures Topic which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In the first quarter of 2009, the Company adopted the provisions from the FASB guidance that is referenced in the Fair Value Measurements and Disclosures Topic for non-financial assets and liabilities (such as property and equipment, goodwill, and other intangible assets) that are required to be measured at fair value on a periodic basis. The effect on the Company’s periodic fair value measurements for non-financial assets and liabilities was not material.

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

As a result of the adoption of the FASB guidance on fair value, the Company recognized the following adjustment to opening retained earnings at January 1, 2008, for its Equity Indexed Annuities that were previously accounted for under FASB guidance on certain hybrid financial instruments:

	Carrying Value Prior to Adoption January 1, 2008	Carrying Value After Adoption January 1, 2008	Transition Adjustment to Retained Earnings Gain (Loss)
	(Dollars In Thousands)

Equity-indexed annuity reserves, net	$145,912	$143,634	$2,278
Pre-tax cumulative effect of adoption of			2,278
Change in deferred income taxes			(808)
Cumulative effect of adoption			$1,470

In addition, the Company recognized a transition adjustment for the embedded derivative liability related to annuities with guaranteed minimum withdrawal benefits. The impact of this adjustment, net of DAC amortization, reduced income before income taxes by $0.4 million during the first quarter of 2008.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$—	$395,604	$740,841	$1,136,445
Commercial mortgage-backed securities	—	145,043	823,800	968,843
Residential mortgage-backed securities	—	3,530,115	28	3,530,143
US government and authorities	470,991	18,733	—	489,724
State, municipalities and political subdivisions	—	215,339	—	215,339
All other corporate bonds	—	12,939,212	120,812	13,060,024
Convertible bonds with warrants	—	36	—	36
Total fixed maturity securities - available-for-sale	470,991	17,244,082	1,685,481	19,400,554
Fixed maturity securities - trading	261,048	2,768,621	89,359	3,119,028
Total fixed maturity securities	732,039	20,012,703	1,774,840	22,519,582
Equity securities	172,739	85	60,322	233,146
Other long-term investments (1)	7	26,430	51,853	78,290
Short-term investments	1,006,508	67,352	—	1,073,860
Total investments	1,911,293	20,106,570	1,887,015	23,904,878
Cash	180,608	—	—	180,608
Other assets	—	—	—	—
Assets related to separate acccounts
Variable annuity	2,694,715	—	—	2,694,715
Variable universal life	300,358	—	—	300,358
Total assets measured at fair value on a recurring basis	$5,086,974	$20,106,570	$1,887,015	$27,080,559

Liabilities:
Annuity account balances (2)	$—	$—	$150,071	$150,071
Other liabilities (1)	—	55,335	141,779	197,114
Total liabilities measured at fair value on a recurring basis	$—	$55,335	$291,850	$347,185

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

Determination of fair values

The valuation methodologies used to determine the fair values of assets and liabilities reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity and, where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments as listed in the above table.

Fixed Maturity, Short-Term, and Equity Securities

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a “waterfall” approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Third party pricing services price over 90% of the Company’s fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2009.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs, and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2 or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

Derivatives

Derivative instruments are valued using exchange prices, independent broker quotations or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2009, 34.6% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains (losses)					Total Gains (Losses) Included in Earnings Related to
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance	Instruments Still Held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$724,186	$—	$9,985	$10,147	$(3,477)	$740,841	$—
Commercial mortgage-backed securities	817,585	—	35,205	(28,990)	—	823,800	—
Residential mortgage-backed securities	30	(13,987)	9,418	1,012	3,555	28	—
State, municipalities and political subdivisions	—	—	—	—	—	—	—
All other corporate bonds	84,442	—	8,127	18,515	9,728	120,812	—
Total fixed maturity securities - available-for-sale	1,626,243	(13,987)	62,735	684	9,806	1,685,481	—
Fixed maturity securities - trading	86,355	4,808	—	(449)	(1,355)	89,359	3,393
Total fixed maturity securities	1,712,598	(9,179)	62,735	235	8,451	1,774,840	3,393
Equity securities	59,078	—	14	1,251	(21)	60,322	—
Other long-term investments (1)	166,236	(114,383)	—	—	—	51,853	(114,383)
Short-term investments	664	—	—	—	(664)	—	—
Total investments	1,938,576	(123,562)	62,749	1,486	7,766	1,887,015	(110,990)
Total assets measured at fair value on a recurring basis	$1,938,576	$(123,562)	$62,749	$1,486	$7,766	$1,887,015	$(110,990)

Liabilities:
Annuity account balances (2)	$152,427	$(1,992)	$—	$4,348	$—	$150,071	$—
Other liabilities (1)	66,131	(75,648)	—	—	—	141,779	(75,648)
Total liabilities measured at fair value on a recurring basis	$218,558	$(77,640)	$—	$4,348	$—	$291,850	$(75,648)

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

For the three months ended September 30, 2009, $14.8 million of securities were transferred into Level 3. This amount was transferred entirely from Level 2. These transfers resulted from securities that were priced by IDC or brokers in previous quarters and were priced internally as of September 30, 2009.

For the three months ended September 30, 2009, $7.0 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were priced internally in previous quarters and were priced by IDC or brokers as of September 30, 2009.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2008, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains (losses)					Total Gains (Losses) Included in Earnings Related to
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance	Instruments Still Held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed securities (3)	$2,116,485	$—	$90,545	$(331,840)	$(245,011)	$1,630,179	$—
State, municipalities and political subdivisions	8,928	—	7	—	(8,935)	—	—
Public utilities	189,162	—	(5,173)	(29,280)	(154,709)	—	—
All other corporate bonds	2,424,161	(41,888)	(60,175)	(623,916)	(1,636,981)	61,201	—
Convertible bonds with warrants	39	—	(2)	—	(37)	—	—
Total fixed maturity securities - available-for-sale	4,738,775	(41,888)	25,202	(985,036)	(2,045,673)	1,691,380	—
Fixed maturity securities - trading	535,216	(14,606)	—	(100,135)	(397,012)	23,463	23,924
Total fixed maturity securities	5,273,991	(56,494)	25,202	(1,085,171)	(2,442,685)	1,714,843	23,924
Equity securities	52,088	—	69	7,220	(496)	58,881	—
Other long-term investments (1)	48,614	105,496	—	—	—	154,110	105,496
Short-term investments	45,718	—	(612)	—	(43,750)	1,356	—
Total investments	5,420,411	49,002	24,659	(1,077,951)	(2,486,931)	1,929,190	129,420
Total assets measured at fair value on a recurring basis	$5,420,411	$49,002	$24,659	$(1,077,951)	$(2,486,931)	$1,929,190	$129,420

Liabilities:
Annuity account balances (2)	$146,579	$(4,196)	$—	$(3,379)	$—	$154,154	$(4,196)
Other liabilities (1)	4,894	(8,536)	—	—	—	13,430	(8,536)
Total liabilities measured at fair value on a recurring basis	$151,473	$(12,732)	$—	$(3,379)	$—	$167,584	$(12,732)

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

(3)  Includes asset-backed securities, commercial mortgage-backed securities, and residential mortgage-backed securities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2009, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains (losses)					Total Gains (Losses) Included in Earnings Related to
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance	Instruments Still Held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Asset-backed securities	$682,710	$(31)	$51,957	$9,682	$(3,477)	$740,841	$—
Commercial mortgage-backed securities	855,817	—	12,768	(44,785)	—	823,800	—
Residential mortgage-backed securities	34	(13,987)	9,417	1,009	3,555	28	—
State, municipalities and political subdivisions	—	—	—	—	—	—	—
All other corporate bonds	88,671	(8)	7,114	3,040	21,995	120,812	—
Total fixed maturity securities - available-for-sale	1,627,232	(14,026)	81,256	(31,054)	22,073	1,685,481	—
Fixed maturity securities - trading	32,645	8,345	—	75,044	(26,675)	89,359	6,496
Total fixed maturity securities	1,659,877	(5,681)	81,256	43,990	(4,602)	1,774,840	6,496
Equity securities	58,933	—	17	1,393	(21)	60,322	—
Other long-term investments (1)	264,173	(212,320)	—	—	—	51,853	(212,320)
Short-term investments	1,161	—	(286)	—	(875)	—	—
Total investments	1,984,144	(218,001)	80,987	45,383	(5,498)	1,887,015	(205,824)
Total assets measured at fair value on a recurring basis	$1,984,144	$(218,001)	$80,987	$45,383	$(5,498)	$1,887,015	$(205,824)

Liabilities:
Annuity account balances (2)	$152,762	$(3,261)	$—	$5,952	$—	$150,071	$—
Other liabilities (1)	113,311	(28,468)	—	—	—	141,779	(24,468)
Total liabilities measured at fair value on a recurring basis	$266,073	$(31,729)	$—	$5,952	$—	$291,850	$(24,468)

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

For the nine months ended September 30, 2009, $36.2 million of securities were transferred into Level 3. This amount was transferred entirely from Level 2. These transfers resulted from securities that were priced by IDC or brokers in previous quarters and were priced internally as of September 30, 2009.

For the nine months ended September 30, 2009, $41.7 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were priced internally in previous quarters and were priced by IDC or brokers as of September 30, 2009.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2008, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains (losses)					Total Gains (Losses) Included in Earnings Related to
	Beginning Balance	Included in Earnings	Included in Other Comprehensive Income	Purchases, Issuances, and Settlements (net)	Transfers in and/or out of Level 3	Ending Balance	Instruments Still Held at the Reporting Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Mortgage-backed securities (3)	$1,290,299	$—	$(63,139)	$516,644	$(113,625)	$1,630,179	$—
State, municipalities and political subdivisions	9,026	—	(91)	—	(8,935)	—	—
Public utilities	176,473	—	(9,762)	(12,002)	(154,709)	—	—
All other corporate bonds	2,244,353	(41,888)	(161,346)	(344,927)	(1,634,991)	61,201	—
Convertible bonds with warrants	227	—	(47)	(143)	(37)	—	—
Total fixed maturity securities - available-for-sale	3,720,378	(41,888)	(234,385)	159,572	(1,912,297)	1,691,380	—
Fixed maturity securities - trading	837,824	(38,473)	—	(270,009)	(505,879)	23,463	1,646
Total fixed maturity securities	4,558,202	(80,361)	(234,385)	(110,437)	(2,418,176)	1,714,843	1,646
Equity securities	657	—	(19)	58,761	(518)	58,881	—
Other long-term investments (1)	6,959	147,151	—	—	—	154,110	147,151
Short-term investments	66,327	—	(612)	—	(64,359)	1,356	—
Total investments	4,632,145	66,790	(235,016)	(51,676)	(2,483,053)	1,929,190	148,797
Total assets measured at fair value on a recurring basis	$4,632,145	$66,790	$(235,016)	$(51,676)	$(2,483,053)	$1,929,190	$148,797

Liabilities:
Annuity account balances (2)	$143,634	$(4,365)	$—	$(6,155)	$—	$154,154	$(4,365)
Other liabilities (1)	37,270	23,840	—		—	13,430	23,840
Total liabilities measured at fair value on a recurring basis	$180,904	$19,475	$—	$(6,155)	$—	$167,584	$19,475

(1)  Represents certain freestanding and embedded derivatives

(2)  Represents liabilities related to equity indexed annuities

(3)  Includes asset-backed securities, commercial mortgage-backed securities, and residential mortgage-backed securities.

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the Consolidated Condensed Statements of Income (Loss) or other comprehensive income (loss) within shareowners’ equity based on the appropriate accounting treatment for the item.

Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily relates to purchases and sales of fixed maturity securities, and issuances and settlements of equity indexed annuities.

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

The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives that exist as of the reporting date, and the change in fair value of equity indexed annuities.

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of its financial instruments as of the periods shown below are as follows:

	As of
	September 30, 2009		December 31, 2008
	Carrying Amounts	Fair Values	Carrying Amounts	Fair Values
	(Dollars In Thousands)
Assets
Mortgage loans on real estate	$3,839,108	$4,204,253	$3,839,925	$4,560,471
Policy loans	788,402	788,402	810,933	810,933

Liabilities
Stable value product account balances	$3,863,329	$4,081,368	$4,960,405	$5,104,268
Annuity account balances	9,726,082	9,429,040	9,357,427	8,976,336

Debt
Non-recourse funding obligations	$1,555,000	$1,239,499	$1,505,000	$757,161

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

Stable value product and Annuity account balances

The Company estimates the fair value of stable value product account balances and annuity account balances using models based on discounted expected cash flows. The discount rates used in the models were based on a current market rate for similar financial instruments.

Non-recourse funding obligations

As of September 30, 2009, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model was based on a current market yield for similar financial instruments.

11.          INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings during the three and nine months ended September 30, 2009. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the nine months ended September 30, 2009, based upon its estimate of its annual 2009 income. The effective tax rate for the nine months ended September 30, 2009, was approximately 34.4% compared to a rate of 41.6% for the same period in the prior year. The effective tax rate for the first nine months of 2009 reflects a rate closer to historical rates, while the 2008 rate reflects the effect of the events that led to the Company reporting a net loss in the 2008 period.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets, and therefore the Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2009.

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

U.S. GAAP requires that all derivative instruments be recognized in the balance sheet at fair value. The Company records its derivative instruments on the balance sheet in “other long-term investments” and “other liabilities”. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) - derivative financial instruments”.

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

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives that must report changes in fair value. Changes in fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which offset the gains or losses on these embedded derivatives.

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

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of September 30, 2009
	Notional Amount	Fair Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate	$125,000	$15,943
Embedded derivative - Modco reinsurance treaties	1,945,208	37,709
Embedded derivative - GMWB	389,719	4,524
Embedded derivative - GMAB	6,611	19
Other	754,926	20,095
	$3,221,464	$78,290
Other liabilities
Cash flow hedges:
Inflation	$343,526	$29,675
Interest rate	175,000	11,376
Derivatives not designated as hedging instruments:
Interest rate	110,000	9,005
Embedded derivative - Modco reinsurance treaties	1,046,397	105,169
Embedded derivative GMWB	1,290,014	36,483
Embedded derivative GMAB	8,706	127
Other	35,064	5,279
	$3,008,707	$197,114

Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended September 30, 2009			For The Nine Months Ended September 30, 2009
	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income	Realized investment gains (losses)	Benefits and settlement expenses	Other comprehensive income
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(5,822)	$—	$—	$(1,958)
Inflation	—	—	(3,049)	—	—	21,987

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(1,979)	$—	$—	$(5,876)	$—
Inflation	—	(3,682)	—	—	(8,151)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$87	$—	$—	$1,041	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $8.9 million out of accumulated other comprehensive income into earnings during the next twelve months.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments

Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended September 30, 2009	For The Nine Months Ended September 30, 2009
	(Dollars In Thousands)
Interest rate risk
Mortgage loan commitments	$—	$6,889
Interest rate swaps	(8,008)	28,351
Interest rate floors	(250)	2,400
Embedded derivative - Modco reinsurance treaties	(158,937)	(244,726)
Embedded derivative - GMWB	(31,210)	1,132
Other	2,434	4,649
	$(195,971)	$(201,305)

Realized investment gains (losses) - all other investments

	For The Three Months Ended September 30, 2009	For The Nine Months Ended September 30, 2009
	(Dollars In Thousands)

Fixed income Modco trading portfolio(1)	$164,732	$273,639

(1)  The Company elected to include the use of alternate disclosures for trading activities.

13.          SUBSEQUENT EVENTS

On October 9, 2009, PLC closed on offerings of $400 million of its senior notes due in 2019, $100 million of its senior notes due in 2024, and $300 million of its senior notes due in 2039, for an aggregate principal amount of $800 million. The Notes were offered and sold pursuant to PLC’s shelf registration statement on Form S-3.

PLC used the net proceeds from the offering of the Notes to purchase $800 million in aggregate principal amount of newly-issued surplus notes of one of the Company’s direct, wholly-owned subsidiaries, Golden Gate Captive Insurance Company (“Golden Gate”). Golden Gate used a portion of the proceeds from the sale of the surplus notes to PLC to repurchase at a discount $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes that were held by third parties. This resulted in a $126 million pre-tax gain, net of deferred issue costs, that will be recognized in the fourth quarter of 2009.

As a result of these transactions, PLC is the sole holder of the Golden Gate surplus notes.

On November 3, 2009, Lloyds Banking Group Plc. (“Lloyds”) and Royal Bank of Scotland Group Plc. (“RBS”) announced a series of proposed transactions to increase their core Tier 1 capital levels. These transactions primarily consist of rights offerings and exchanges/deferrals on certain hybrid securities. As of September 30, 2009, the Company’s hybrid holdings in Lloyds had a GAAP amortized cost of $64.1 million and a market value of $38.0 million. Additionally, the Company’s hybrid holdings in RBS had a GAAP amortized cost of $14.8 million and a market value of $7.4 million. These amounts include the Company’s Modco trading portfolio holdings which had a GAAP amortized cost of $7.8 million and a market value of $4.5 million.

The Company has evaluated events subsequent to September 30, 2009, and through the consolidated condensed financial statement issuance date of November 13, 2009. The Company has not evaluated subsequent events after that date for presentation in these consolidated condensed financial statements.

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

We operate several business segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. We periodically evaluate our operating segments, as prescribed in the Accounting Standards Codification (“ASC”) Segment Reporting Topic, and make adjustments to our segment reporting as needed.

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

EXECUTIVE SUMMARY

Our core operating fundamentals contributed to our continued success in the third quarter and to a positive net income of $140.0 million and solid operating income in our business segments for the nine months ended September 30, 2009. While we are encouraged by our underlying business model, we continue to see challenges ahead given the current environment, and therefore have a continued focus on our overall capital strategy.  Our strategy is designed to weather the current economic climate and includes shifting our focus to products that are less capital intensive, implementing pricing initiatives, maintaining a strong distribution network, and reducing sales with less attractive spread levels.

During the nine months ended September 30, 2009, our pre-tax operating earnings increased $12.8 million compared to the nine months ended September 30, 2008, primarily as a result of $81.1 million of favorable fair value changes recorded on our trading portfolio, equity indexed annuity product line, and embedded derivatives associated with the variable annuity GMWB rider, compared to the prior year.

During the third quarter of 2009, we experienced improvement in our net unrealized loss position. As of September 30, 2009, our net unrealized loss position was $473.8 billion, prior to tax and deferred acquisition costs (“DAC”) offsets and $298.9 million, after tax and DAC offsets. This improvement was caused by spread tightening during the quarter.

Subsequent to the third quarter of 2009, PLC issued $800 million of senior notes and used the net proceeds to purchase $800 million of newly-issued surplus notes from Golden Gate Captive Insurance Company (“Golden Gate”). Golden Gate concurrently purchased at a discount $800 million of its floating rate surplus notes held by third parties. The repurchase transactions are expected to result in an estimated pre-tax gain of $126 million, net of deferred issue costs, to be recognized in the fourth quarter of 2009. For more information regarding this transaction, refer to Note 13, Subsequent Events footnote.

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

There were no significant changes to our accounting policies during the nine months ended September 30, 2009, other than those related to credit losses and the Financial Accounting Standards Board (“FASB”) guidance that was adopted which is referenced under the ASC Investments-Debt Equity Securities Topic, as discussed in Note 2, Investment Operations, and the following:

Guaranteed minimum withdrawal benefits - We establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. Accounting principles generally accepted in the United States (“U.S. GAAP”) requires the GMWB liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, our nonperformance risk measure, and market volatility. We assume mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity Guaranteed Minimum Death Benefit (“GMDB”) Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. In the first quarter of 2009, the assumption for long term volatility used for projection purposes was updated to reflect recent market conditions. The liability calculation was changed to reflect a rate increase for all GMWB policyholders.

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

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, investment yields and interest spreads. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$26,994	$52,111	(48.2)%	$107,300	$134,919	(20.5)%
Acquisitions	33,061	33,021	0.1	101,723	101,111	0.6
Annuities	15,324	(375)	n/m	34,950	9,989	n/m
Stable Value Products	14,339	28,184	(49.1)	51,522	61,945	(16.8)
Asset Protection	4,015	5,161	(22.2)	11,541	15,940	(27.6)
Corporate and Other	(19,157)	(26,338)	(27.3)	(19,700)	(49,319)	(60.1)
Total segment operating income	74,576	91,764	(18.7)	287,336	274,585	4.6
Realized investment gains (losses) - investments(1)(3)	135,596	(356,829)		132,484	(498,533)
Realized investment gains (losses) - derivatives(2)	(167,149)	102,282		(206,169)	172,232
Income tax benefit (expense)	(14,551)	59,859		(73,602)	21,539
Net income (loss)	$28,472	$(102,924)	n/m	$140,049	$(30,177)	n/m

(1) Realized investment gains (losses) - investments(3)	$134,816	$(357,532)	$130,840	$(498,657)
Less: related amortization of DAC	(780)	(703)	(1,644)	(124)
	$135,596	$(356,829)	$132,484	$(498,533)

(2) Realized investment gains (losses) - derivatives	$(195,971)	$91,938	$(201,305)	$153,902
Less: settlements on certain interest rate swaps	42	41	1,247	145
Less: derivative activity related to certain annuities	(28,864)	(10,385)	3,617	(18,475)
	$(167,149)	$102,282	$(206,169)	$172,232

(3)	Includes other-than-temporary impairments of $31.0 million and $161.6 million for the three and nine months ended September 30, 2009, respectively.

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Net income for the three months ended September 30, 2009, included a $17.2 million, or 18.7%, decrease in segment operating income. The decrease was primarily related to a $25.1 million decrease in the Life Marketing segment, a $13.8 million decrease in the Stable Value Products, and a $1.1 million decrease in the Asset Protection segment. These decreases were partially offset by an improvement of $15.7 million in operating earnings in the Annuities segment and a $7.2 million increase in the Corporate and Other segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $10.3 million for the three months ended September 30, 2009.

We experienced net realized losses of $61.2 million for the three months ended September 30, 2009, compared to net realized losses of $265.6 million for the same period of 2008.

•                  Life Marketing segment operating income was $27.0 million for the three months ended September 30, 2009, representing a decrease of $25.1 million, or 48.2%, from the three months ended September 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, less favorable mortality, and less favorable annual prospective unlocking in the third quarter of 2009 compared to the third quarter of 2008, which was $7.3 million lower in 2009 than 2008.

•                  Acquisitions segment operating income was $33.1 million for the three months ended September 30, 2009, an increase of $0.1 million, or 0.1%, compared to the three months ended September 30, 2008, primarily due to lower operating expenses and favorable unlocking of $1.7 million in the third quarter of 2009, partially offset by expected runoff of the blocks of business and less favorable mortality results.

•                  Annuities segment operating income was $15.3 million for the three months ended September 30, 2009, representing an increase of $15.7 million over the three months ended September 30, 2008. This change included a $1.0 million positive variance related to fair value changes on the embedded derivatives associated with the variable annuity GMWB rider. In addition, prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) added $6.9 million to earnings for the period, a $9.7 million positive variance. The segment experienced wider spreads and the continued growth of the single premium deferred annuity (“SPDA”) and market value adjusted (“MVA”) lines, which accounted for a $1.3 million and $1.6 million increase in earnings, respectively

•                  Stable Value Products segment operating income was $14.3 million and decreased $13.8 million, or 49.1%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes during the third quarter of 2009, compared with $3.0 million in the third quarter of 2008. The operating spread decreased 28 basis points to 142 basis points during the three months ended September 30, 2009, compared to an operating spread of 170 basis points during the three months ended September 30, 2008.

•                  Asset Protection segment operating income was $4.0 million, representing a decrease of $1.1 million, or 22.2%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Earnings from core product lines decreased $1.9 million, or 32.3%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Service contract earnings declined $1.6 million, or 33.7%, compared to the same period in the prior year, primarily as a result of weak auto sales and higher loss ratios in certain product lines. Credit insurance earnings were relatively consistent compared to the prior year. Earnings from other products increased $0.5 million compared to the same period in the prior year primarily due to the release of excess reserves in the runoff inventory protection product (“IPP”) line.

•                  Corporate and Other segment operating income loss was $19.2 million, an improvement of $7.2 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This improvement was primarily due to positive mark-to-market adjustments of $14.1 million on a $322.4 million portfolio of securities designated for trading, representing a $28.1 million more favorable impact than for the three months ended September 30, 2008.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Net income for the nine months ended September 30, 2009, included a $12.8 million, or 4.6%, increase in segment operating income. The increase was primarily related to a $29.6 million increase in operating income in the Corporate and Other segment, a $25.0 million improvement in operating earnings in the Annuities segment, and a $0.6 million improvement in the Acquisitions segment. These increases were partially offset by a $27.6 million decrease in the Life Marketing segment, a $10.4 million decrease in the Stable Value Products segment, and a $4.4 million decrease in the Asset Protection segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $58.3 million in the nine months ended September 30, 2009, compared to the same period in 2008.

We experienced net realized losses of $70.5 million for the nine months ended September 30, 2009, compared to $344.8 million for the same period of 2008.

•                  Life Marketing segment operating income was $107.3 million for the nine months ended September 30, 2009, representing a decrease of $27.6 million, or 20.5%, from the nine months ended September 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, less favorable annual prospective unlocking in the third quarter of 2009 compared to the third quarter of 2008, which was $7.3 million lower in 2009 than 2008, and higher insurance company operating expenses. These reductions to income were partially offset by more favorable mortality in 2009 than 2008.

•                  Acquisitions segment operating income was $101.7 million for the nine months ended September 30, 2009, an increase of $0.6 million, or 0.6%, compared to the nine months ended September 30, 2008, primarily due to lower operating expenses and improved mortality results, partially offset by expected runoff of the blocks of business.

•                  Annuities segment operating income was $35.0 million for the nine months ended September 30, 2009, compared to $10.0 million for the nine months ended September 30, 2008, an increase of $25.0 million. This change included a favorable $21.5 million variance related to fair value changes, of which $4.2 million related to the equity indexed annuity (“EIA”) product and $17.3 million related to embedded derivatives associated with the variable annuity GMWB rider. Offsetting this favorable change, unfavorable prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) reduced earnings by $8.4 million for the nine months ended September 30, 2009. In addition, unfavorable mortality in the segment’s SPIA block caused a $1.1 million unfavorable variance compared to the nine months ended September 30, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $6.2 million and $4.3 million increase in earnings, respectively

•                  Stable Value Products segment operating income was $51.5 million and decreased $10.4 million, or 16.8%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in operating earnings resulted from a decline in average account values, partially offset by higher operating spreads. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes during the nine months ended September 30, 2009, compared to $3.0 million during the first nine months of 2008. The operating spread increased 10 basis points to 155 basis points during the nine months ended September 30, 2009, compared to an operating spread of 145 basis points during the nine months ended September 30, 2008.

•                  Asset Protection segment operating income was $11.5 million, representing a decrease of $4.4 million, or 27.6%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Earnings from core product lines decreased $6.1 million, or 34.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Service contract earnings declined $8.1 million, or 52.6%, compared to the same period in the prior year, primarily due to weak auto sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.3 million, or 15.0%, compared to the prior year. Earnings from other products increased $3.9 million compared to the same period in the prior year primarily due to a decrease in non-recurring litigation costs in the runoff Lender’s Indemnity product line. Also contributing to the increase was the release of excess reserves in the runoff IPP line.

•                  Corporate and Other segment operating income loss decreased $29.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This improvement was primarily due to positive mark-to-market adjustments of $43.5 million on the trading portfolio, representing a $57.5 million more favorable impact than for the nine months ended September 30, 2008. This increase was partially offset by reduced yields on a large balance of cash and short-term investments.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$379,823	$372,674	1.9%	$1,152,676	$1,109,264	3.9%
Reinsurance ceded	(202,708)	(205,699)	(1.5)	(650,874)	(669,303)	(2.8)
Net premiums and policy fees	177,115	166,975	6.1	501,802	439,961	14.1
Net investment income	88,998	88,709	0.3	273,219	260,414	4.9
Other income	265	(118)	n/m	660	742	(11.1)
Total operating revenues	266,378	255,566	4.2	775,681	701,117	10.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	215,567	212,201	1.6	600,078	551,840	8.7
Amortization of deferred policy acquisition costs	40,142	5,009	n/m	109,274	59,166	84.7
Other operating expenses	(16,325)	(13,755)	18.7	(40,971)	(44,808)	(8.6)
Total benefits and expenses	239,384	203,455	17.7	668,381	566,198	18.0
OPERATING INCOME	26,994	52,111	(48.2)	107,300	134,919	(20.5)
INCOME BEFORE INCOME TAX	$26,994	$52,111	(48.2)	$107,300	$134,919	(20.5)

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$25,589	$23,039	11.1%	$74,842	$76,928	(2.7)%
Universal life	15,383	11,092	38.7	40,998	38,336	6.9
Variable universal life	912	1,222	(25.4)	2,408	4,505	(46.5)
	$41,884	$35,353	18.5	$118,248	$119,769	(1.3)
Sales By Distribution Channel
Brokerage general agents	$26,301	$20,805	26.4	$73,548	$68,746	7.0
Independent agents	6,923	7,403	(6.5)	21,287	25,586	(16.8)
Stockbrokers / banks	7,753	6,587	17.7	21,435	22,341	(4.1)
BOLI / other	907	558	62.5	1,978	3,096	(36.1)
	$41,884	$35,353	18.5	$118,248	$119,769	(1.3)
Average Life Insurance In-force(1)
Traditional	$492,663,792	$477,021,367	3.3	$488,097,799	$470,876,402	3.7
Universal life	53,218,615	52,655,080	1.1	53,105,121	52,731,566	0.7
	$545,882,407	$529,676,447	3.1	$541,202,920	$523,607,968	3.4
Average Account Values
Universal life	$5,346,218	$5,297,640	0.9	$5,349,260	$5,250,215	1.9
Variable universal life	279,935	311,716	(10.2)	258,323	324,647	(20.4)
	$5,626,153	$5,609,356	0.3	$5,607,583	$5,574,862	0.6

Traditional Life Mortality Experience(2)	$(4,911)	$(53)		$3,991	$866
Universal Life Mortality Experience(2)	$1,305	$2,005		$4,295	$3,651

(1)	Amounts are not adjusted for reinsurance ceded.
(2)

Represents the estimated pre-tax earnings impact resulting from mortality variances. We periodically review and update as appropriate our key assumptions in calculating mortality. Changes to these assumptions result in adjustments, which may increase or decrease previously reported mortality amounts.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
First year commissions	$48,747	$43,998	10.8%	$135,908	$147,208	(7.7)%
Renewal commissions	8,966	9,660	(7.2)	27,264	28,225	(3.4)
First year ceding allowances	(2,587)	(4,234)	(38.9)	(11,989)	(14,810)	(19.0)
Renewal ceding allowances	(52,271)	(52,713)	(0.8)	(160,341)	(166,149)	(3.5)
General & administrative	44,621	36,667	21.7	119,206	117,349	1.6
Taxes, licenses, and fees	7,847	7,659	2.5	22,599	22,391	0.9
Other operating expenses incurred	55,323	41,037	34.8	132,647	134,214	(1.2)
Less: commissions, allowances & expenses capitalized	(71,648)	(54,792)	30.8	(173,618)	(179,022)	(3.0)
Other operating expenses	$(16,325)	$(13,755)	18.7	$(40,971)	$(44,808)	(8.6)

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Segment operating income

Operating income was $27.0 million for the three months ended September 30, 2009, representing a decrease of $25.1 million, or 48.2%, from the three months ended September 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, less favorable mortality, and less favorable annual prospective unlocking in the third quarter of 2009 compared to the third quarter of 2008, which was $7.3 million lower in 2009 than 2008.

Operating revenues

Total revenues for the three months ended September 30, 2009, increased $10.8 million, or 4.2%, compared to the three months ended September 30, 2008. This increase was the result of higher premiums and policy fees in the segment’s traditional and universal life lines.

Net premiums and policy fees

Net premiums and policy fees increased by $10.1 million, or 6.1%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Beginning in the third quarter of 2005, we reduced our reliance on reinsurance by changing from coinsurance to yearly renewable term reinsurance agreements and increased the maximum amount retained on any one life from $500,000 to $1,000,000 on certain of our newly written traditional life products (products written during the third quarter of 2005 and later). In addition to increasing net premiums, this change results in higher benefits and settlement expenses, and causes greater variability in financial results due to fluctuations in mortality results. Our maximum retention level for newly issued universal life products is generally $1,000,000. During 2008, we increased our retention limit to $2,000,000 on certain of our traditional and universal life products.

Net investment income

Net investment income in the segment increased $0.3 million, or 0.3%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The increase reflects the growth related to universal life liabilities partly offset by lower investment income allocated to traditional lines based on lower traditional statutory reserves.

Benefits and settlement expenses

Benefits and settlement expenses increased by $3.4 million, or 1.6%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partly offset by a reduction related to prospective unlocking in the third quarter of 2009 compared to the third quarter of 2008. The estimated mortality impact to earnings, related to traditional and universal life products, for the three months ended September 30, 2009, was unfavorable by $3.6 million, and was approximately $5.6 million less favorable than the estimated mortality impact on earnings for the three months ended September 30, 2008.

Amortization of DAC

DAC amortization increased $35.1 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008 and more favorable annual prospective unlocking in the third quarter of 2008 compared to the third quarter of 2009.

Other operating expenses

Other operating expenses decreased $2.6 million, or 18.7%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This decrease reflects consolidation of certain administrative functions since the third quarter of 2008.

Sales

Sales for the segment increased $6.5 million, or 18.5%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Universal life sales increased $4.3 million, or 38.7%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to an increased emphasis on the product line. In addition, variable universal life sales were subject to unfavorable market conditions and were $0.3 million lower for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Segment operating income

Segment operating income was $107.3 million for the nine months ended September 30, 2009, representing a decrease of $27.6 million, or 20.5%, from the nine months ended September 30, 2008. The decrease was primarily due to lower allocated investment income on the traditional line of business, less favorable annual prospective unlocking in the third quarter of 2009 compared to the third quarter of 2008, which was $7.3 million lower in 2009 than 2008, and higher insurance company operating expenses. These reductions to income were partially offset by more favorable mortality in 2009 than 2008.

Operating revenues

Total revenues for the nine months ended September 30, 2009, increased $74.6 million, or 10.6%, compared to the nine months ended September 30, 2008. This increase was the result of higher premiums and policy fees in the segment’s traditional and universal life lines and higher investment income, primarily related to the universal life product line, due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $61.8 million, or 14.1%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to an increase in retention levels on certain traditional life products and growth in traditional and universal life in-force.

Net investment income

Net investment income in the segment increased $12.8 million, or 4.9%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase reflects the growth related to universal life liabilities, partly offset by lower investment income allocated to traditional lines based on lower traditional statutory reserves.

Benefits and settlement expenses

Benefits and settlement expenses increased by $48.2 million, or 8.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products and higher credited interest on UL products resulting from increases in account values, partly offset by a lower increase due to prospective unlocking in the third quarter of 2009 compared to the third quarter of 2008. The estimated mortality impact to earnings, related to traditional and universal life products, for the nine months ended September 30, 2009, was favorable by $8.3 million, and was approximately $3.8 million more favorable than the estimated mortality impact on earnings for the nine months ended September 30, 2008.

Amortization of DAC

DAC amortization increased $50.1 million, or 84.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase primarily relates to growth in retained life insurance in-force compared to 2008 and more favorable annual prospective unlocking in the third quarter of 2008 compared to the third quarter of 2009.

Other operating expenses

Other operating expenses increased $3.8 million, or 8.6%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This increase reflects higher expenses in the insurance companies due to lower renewal ceding allowances.

Sales

Sales for the segment decreased $1.5 million, or 1.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to a decline in sales across product lines. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products and less favorable market conditions. Universal life sales declined $2.7 million, or 6.9%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to competitive pressures in all channels and less favorable market conditions, partly offset by increased focus on the product line. In addition, variable universal life sales were subject to unfavorable market conditions and were $2.1 million lower for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore impact DAC amortization business. Deferred reinsurance allowances on business as required by the ASC Financial Services-Insurance Topic are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force. Thus, deferred reinsurance allowances on policies as required under the Financial Services-Insurance Topic impact DAC amortization.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(202,708)	$(205,699)	$(650,874)	$(669,303)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(184,794)	(184,567)	(653,683)	(709,321)
Amortization of deferred policy acquisition costs	(7,015)	(12,430)	(36,236)	(32,528)
Other operating expenses (1)	(39,379)	(33,661)	(108,394)	(104,531)
Total benefits and expenses	(231,188)	(230,658)	(798,313)	(846,380)

NET IMPACT OF REINSURANCE (2)	$28,480	$24,959	$147,439	$177,077

Allowances received	$(54,858)	$(56,947)	$(172,331)	$(180,958)
Less: Amount deferred	15,479	23,286	63,937	76,427
Allowances recognized (ceded other operating expenses) (1)	$(39,379)	$(33,661)	$(108,394)	$(104,531)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
(2)

Assumes no investment income on reinsurance.  Foregone investment income would substantially reduce the favorable impact of reinsurance. We estimate that the impact of foregone investment income would reduce the net impact of reinsurance by 80% to 150%.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on the business we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 80% to 150%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business was ceded due to our change in reinsurance strategy on traditional business discussed previously. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances under the ASC Financial Services-Insurance Topic.

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Premiums and policy fees ceded had been rising over a number of years with increases in our in-force blocks of traditional and universal life business. Beginning in mid-2005, we changed our reinsurance approach in our traditional life product lines. Instead of generally ceding 90% of new business issued before that date, we began purchasing yearly renewable term on risks in excess of $1 million (now increased to $2 million). This had the effect of reducing reinsurance on new policies issued. The decrease in ceded premiums above for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $2.5 million.

Ceded benefits and settlement expenses were slightly higher for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, as decreased ceded claims offset higher changes in ceded reserves. Traditional ceded benefits increased $69.0 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to a larger increase in ceded reserves, partly offset by lower ceded death benefits. Universal life ceded benefits decreased $68.2 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 due to changes in ceded reserves and lower ceded claims. Ceded universal life claims were $4.7 million lower for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Ceded benefits and settlement expenses will fluctuate over time, largely as a function of the segment’s overall variations in death benefits incurred.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to differences in unlocking between the two periods.

Ceded other operating expenses are based on allowances received from reinsurers. Total allowances received for the three months ended September 30, 2009, were flat compared to the three months ended September 30, 2008.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

The decrease in ceded premiums above for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was caused primarily by lower ceded traditional life premiums and policy fees of $18.2 million.

Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits increased $34.0 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, as a larger increase in ceded reserves more than offset lower ceded death benefits. Universal life ceded benefits decreased $90.2 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 due to lower ceded claims and a lower change in ceded reserves. Ceded universal life claims were $18.4 million lower for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

Ceded amortization of deferred policy acquisitions costs increased for the nine months ended September 30, 2009, compared to the same period in 2008, primarily due to the differences in unlocking between the two periods.

Total allowances received for the nine months ended September 30, 2009, increased from the nine months ended September 30, 2008 as decreases associated with lower sales in the universal life line and decreases associated with the change in our term life reinsurance strategy were more than offset by increases associated with older traditional plans with increasing reinsurance premiums and allowances in later years.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$175,521	$188,377	(6.8)%	$538,681	$573,385	(6.1)%
Reinsurance ceded	(112,325)	(120,785)	(7.0)	(337,414)	(361,627)	(6.7)
Net premiums and policy fees	63,196	67,592	(6.5)	201,267	211,758	(5.0)
Net investment income	118,202	132,177	(10.6)	361,258	402,872	(10.3)
Other income	1,519	1,605	(5.4)	4,514	4,873	(7.4)
Total operating revenues	182,917	201,374	(9.2)	567,039	619,503	(8.5)
Realized gains (losses) - investments	163,529	(146,976)		268,937	(233,617)
Realized gains (losses) - derivatives	(156,504)	106,974		(245,282)	182,063
Total revenues	189,942	161,372		590,694	567,949
BENEFITS AND EXPENSES
Benefits and settlement expenses	131,786	145,153	(9.2)	406,290	442,374	(8.2)
Amortization of deferred policy acquisition costs and value of business acquired	15,547	17,181	(9.5)	47,942	56,195	(14.7)
Other operating expenses	2,523	6,019	(58.1)	11,084	19,823	(44.1)
Operating benefits and expenses	149,856	168,353	(11.0)	465,316	518,392	(10.2)
Amortization of DAC / VOBA related to realized gains (losses) - investments	(3,120)	(1,776)		(3,214)	(1,217)
Total benefits and expenses	146,736	166,577	(11.9)	462,102	517,175	(10.6)
INCOME (LOSS) BEFORE INCOME TAX	43,206	(5,205)	n/m	128,592	50,774	n/m
Less: realized gains (losses)	7,025	(40,002)		23,655	(51,554)
Less: related amortization of DAC	3,120	1,776		3,214	1,217
OPERATING INCOME	$33,061	$33,021	0.1	$101,723	$101,111	0.6

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$195,874,655	$209,689,391	(6.6)%	$199,239,104	$212,738,876	(6.3)%
Universal life	28,071,127	29,917,476	(6.2)	28,505,293	30,370,782	(6.1)
	$223,945,782	$239,606,867	(6.5)	$227,744,397	$243,109,658	(6.3)
Average Account Values
Universal life	$2,813,434	$2,933,971	(4.1)	$2,837,554	$2,956,324	(4.0)
Fixed annuity(2)	3,690,588	4,350,521	(15.2)	3,799,095	4,518,949	(15.9)
Variable annuity	134,911	169,418	(20.4)	128,336	181,767	(29.4)
	$6,638,933	$7,453,910	(10.9)	$6,764,985	$7,657,040	(11.7)
Interest Spread - UL & Fixed Annuities
Net investment income yield(4)	5.91%	6.05%		5.94%	6.04%
Interest credited to policyholders	4.16	4.10		4.16	4.11
Interest spread	1.75%	1.95%		1.78%	1.93%

Mortality Experience(3)	$283	$1,938		$4,561	$3,184

(1)	Amounts are not adjusted for reinsurance ceded.
(2)	Includes general account balances held within variable annuity products and is net of coinsurance ceded.
(3)	Represents the estimated pre-tax earnings impact resulting from mortality variance to pricing. Excludes results related to the Chase Insurance Group, which was acquired in the third quarter of 2006.
(4)

Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.28% and 6.32%, respectively, for the three and nine months ended September 30, 2009, compared to 6.37% and 6.33%, respectively, for the same periods ended September 30, 2008.

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Segment operating income

Operating income was $33.1 million for the three months ended September 30, 2009, an increase of $0.1 million, or 0.1%, compared to the three months ended September 30, 2008, primarily due to lower operating expenses and favorable unlocking of $1.7 million in the third quarter of 2009, partially offset by expected runoff of the blocks of business and less favorable mortality results.

Revenues

Net premiums and policy fees decreased $4.4 million, or 6.5%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to runoff of the in-force business. Net investment income decreased $14.0 million, or 10.6%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to runoff of the segment’s in-force business, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $19.8 million, or 11.9%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease related primarily to the expected runoff of the in-force business (particularly the Chase Insurance Group), fluctuations in mortality, and lower operating expenses.

 For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Segment operating income

Operating income was $101.7 million for the nine months ended September 30, 2009, an increase of $0.6 million, or 0.6%, compared to the nine months ended September 30, 2008, primarily due to lower operating expenses and improved mortality results, partially offset by expected runoff of the blocks of business.

Revenues

Net premiums and policy fees decreased $10.5 million, or 5.0%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to the runoff of the in-force business. Net investment income decreased $41.6 million, or 10.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to runoff of the segment’s in-force business, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $55.1 million, or 10.6%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease related primarily to the expected runoff of the in-force business (particularly the Chase Insurance Group), fluctuations in mortality, and lower operating expenses.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(112,325)	$(120,785)	$(337,414)	$(361,627)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(100,107)	(101,965)	(289,436)	(306,478)
Amortization of deferred policy acquisition costs	(3,343)	(2,081)	(12,620)	(17,995)
Other operating expenses	(15,835)	(18,199)	(46,541)	(53,064)
Total benefits and expenses	(119,285)	(122,245)	(348,597)	(377,537)

NET IMPACT OF REINSURANCE	$6,960	$1,460	$11,183	$15,910

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

The net impact of reinsurance improved $5.5 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, as decreases in ceded premiums, as a result of expected runoff of business, more than offset fluctuations in ceded claim volume and decreases to amortization of deferred acquisition costs and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.

The net impact of reinsurance decreased $4.7 million, or 29.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, as a result of fluctuations in ceded claim volume, amortization of deferred acquisition costs related to the claim fluctuations, and expenses ceded to reinsurers involved with the Chase Insurance Group acquisition.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$7,416	$7,885	(5.9)%	$25,807	$24,525	5.2%
Reinsurance ceded	(29)	—	n/m	(113)	—	n/m
Net premiums and policy fees	7,387	7,885	(6.3)	25,694	24,525	4.8
Net investment income	113,272	89,740	26.2	324,842	252,007	28.9
Realized gains (losses) - derivatives	(28,864)	(10,385)	n/m	3,617	(18,475)	n/m
Other income	4,295	2,801	53.3	11,275	7,926	42.3
Total operating revenues	96,090	90,041	6.7	365,428	265,983	37.4
Realized gains (losses) - investments	(482)	(14,419)		(6,005)	(13,304)
Total revenues	95,608	75,622	26.4	359,423	252,679	42.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	96,118	81,441	18.0	260,685	220,699	18.1
Amortization of deferred policy acquisition costs and value of business acquired	(22,516)	1,961	n/m	49,237	15,081	n/m
Other operating expenses	7,164	7,014	2.1	19,886	20,214	(1.6)
Operating benefits and expenses	80,766	90,416	(10.7)	329,808	255,994	28.8
Amortization of DAC / VOBA related to realized gains (losses) - investments	2,340	1,073		2,240	1,093
Total benefits and expenses	83,106	91,489	(9.2)	332,048	257,087	29.2
INCOME (LOSS) BEFORE INCOME TAX	12,502	(15,867)	n/m	27,375	(4,408)	n/m
Less: realized gains (losses)	(482)	(14,419)		(6,005)	(13,304)
Less: related amortization of DAC	(2,340)	(1,073)		(1,570)	(1,093)
OPERATING INCOME (LOSS)	$15,324	$(375)	n/m	$34,950	$9,989	n/m

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$258,146	$339,785	(24.0)%	$988,199	$1,295,821	(23.7)%
Variable annuity	194,430	132,374	46.9	510,792	340,614	50.0
	$452,576	$472,159	(4.1)	$1,498,991	$1,636,435	(8.4)
Average Account Values
Fixed annuity(1)	$7,218,458	$5,796,717	24.5	$6,948,829	$5,448,717	27.5
Variable annuity	2,355,044	2,419,949	(2.7)	2,039,788	2,523,281	(19.2)
	$9,573,502	$8,216,666	16.5	$8,988,617	$7,971,998	12.8
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.21%	6.12%		6.19%	6.11%
Interest credited to policyholders	4.68	4.89		4.80	4.96
Interest spread	1.53%	1.23%		1.39%	1.15%

	As of September 30,
	2009	2008	Change
GMDB - Net amount at risk(3)	$457,887	$438,694	4.4%
GMDB Reserves	—	—	n/m
GMWB Reserves	31,958	12,751	n/m
Account value subject to GMWB rider	857,192	286,589	n/m
S&P 500® Index	1,057	1,165	(9.3)

(1)	Includes general account balances held within variable annuity products.
(2)	Interest spread on average general account values.
(3)	Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Segment operating income (loss)

Segment operating income was $15.3 million for the three months ended September 30, 2009, representing an increase of $15.7 million over the three months ended September 30, 2008. This change included a $1.0 million positive variance related to fair value changes on the embedded derivatives associated with the variable annuity GMWB rider. In addition, prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) added $6.9 million to earnings for the period, a $9.7 million positive variance. The segment experienced wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $1.3 million and $1.6 million increase in earnings, respectively.

Operating revenues

Segment operating revenues increased $6.0 million, or 6.7%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to an increase in net investment income and other income. Those gains were offset by losses on embedded derivatives associated with the variable annuity GMWB rider. Average account balances grew 16.5% for the three months ended September 30, 2009, resulting in higher investment income. The segment continually monitors and adjusts credited rates as appropriate in an effort to maintain and/or improve its interest spread.

Benefits and expenses

Benefits and expenses increased $14.7 million, or 18.0%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This increase was primarily the result of higher credited interest, increased unearned premium reserve amortization, and negative fair value changes associated with the equity indexed annuity product. These amounts were partially offset by a favorable change of $9.9 million in unlocking for the three months ended September 30, 2009.  Favorable unlocking of $2.5 million was recorded by the segment during the segment during the three months ended September 30, 2008.

Amortization of DAC

The decrease of $24.5 million in DAC amortization (not related to realized capital gains and losses) for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was partially due to reduced DAC amortization of approximately $3.3 million due to fair value changes on embedded derivatives associated with the variable annuity GMWB rider. Included in this decrease is favorable DAC unlocking of $6.7 million in the MVA line and $5.0 million of favorable unlocking in the variable annuity line. The decrease previously mentioned was partially offset by higher DAC amortization in other annuity lines of business.

Sales

Total sales decreased $19.6 million, or 4.1%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Sales of variable annuities increased $62.1 million, or 46.9%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to dislocation of some core competitors and improved sales management efforts. Sales of fixed annuities decreased $81.6 million, or 24.0%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was driven by reduced sales in EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. SPDA sales increased $107.1 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to expansion of our distribution channels.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Segment operating income

Annuities segment operating income was $35.0 million for the nine months ended September 30, 2009, compared to $10.0 million for the nine months ended September 30, 2008, an increase of $25.0 million. This change included a favorable $21.5 million variance related to fair value changes, of which $4.2 million related to the EIA product and $17.3 million related to embedded derivatives associated with the variable annuity GMWB rider. Offsetting this favorable change, unfavorable prospective unlocking of assumptions (DAC, GMWB, bonus interest, etc.) reduced earnings by $8.4 million for the nine months ended September 30, 2009. In addition, unfavorable mortality in the segment’s SPIA block caused a $1.1 million unfavorable variance compared to the nine months ended September 30, 2008. These decreases were partially offset by wider spreads and the continued growth of the SPDA and MVA lines, which accounted for a $6.2 million and $4.3 million increase in earnings, respectively.

Operating revenues

Segment operating revenues increased $99.4 million, or 37.4%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to an increase in net investment income, policy fee and other revenue, gains on derivatives, and the positive fair value changes on the variable annuity line mentioned above. Average account balances grew 12.8% for the nine months ended September 30, 2009, resulting in higher investment income.

Benefits and expenses

Benefits and expenses increased $40.0 million, or 18.1%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This increase was primarily the result of higher credited interest and increased variable annuity death benefit payments. Offsetting this increase was a favorable change of $5.2 million in unlocking for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Favorable unlocking of $2.5 million was recorded by the segment during the first nine months ended September 30, 2008.

Amortization of DAC

The increase in DAC amortization (not related to realized capital gains and losses) for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was primarily due to fair value gains, unlocking on the variable annuity line, increased policy fee revenue on the MVA line, and widening spreads on the SPDA line. For the nine months ended September 30, 2009, DAC amortization was increased by $34.2 million primarily due to unfavorable DAC unlocking of $5.8 million in the variable annuity line, which was offset by favorable DAC unlocking of $7.5 million in the MVA line. In addition, fair value changes on the variable annuity GMWB rider caused an increase in amortization of $21.4 million. Unfavorable DAC unlocking of $0.2 million was recorded by the segment during the nine months ended September 30, 2008.

Sales

Total sales decreased $137.4 million, or 8.4%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Sales of fixed annuities decreased $307.6 million, or 23.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in fixed annuity sales was driven by reduced sales in the EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. Immediate annuity sales decreased $237.8 million, or 78.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. SPDA sales increased by $255.1 million, or 78.2%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to expansion of our distribution channels. Sales of variable annuities increased $170.2 million, or 50.0%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to dislocation of some core competitors and improved sales management efforts.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$54,024	$88,254	(38.8)%	$174,750	$244,362	(28.5)%
Other income	—	3,000	n/m	1,866	3,000	(37.8)
Realized gains (losses)	(4,949)	4,984	n/m	(3,487)	12,240	n/m
Total revenues	49,075	96,238	(49.0)	173,129	259,602	(33.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	37,972	60,128	(36.8)	119,763	177,542	(32.5)
Amortization of deferred policy acquisition costs	893	1,211	(26.3)	2,664	3,373	(21.0)
Other operating expenses	820	1,731	(52.6)	2,667	4,502	(40.8)
Total benefits and expenses	39,685	63,070	(37.1)	125,094	185,417	(32.5)
INCOME BEFORE INCOME TAX	9,390	33,168	n/m	48,035	74,185	(35.2)
Less: realized gains (losses)	(4,949)	4,984		(3,487)	12,240
OPERATING INCOME	$14,339	$28,184	(49.1)	$51,522	$61,945	(16.8)

The following table summarizes key data for the Stable Value Products segment:

	For The					For The
	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2009	2008		Change		2009		2008		Change
	(Dollars In Thousands)
Sales
GIC	$—	$22,600		n/m	%	$—		$107,945		n/m	%
GFA - Direct Institutional	—	636,651		n/m		—		1,061,651		n/m
GFA - Registered Notes - Institutional	—	—		n/m		—		450,000		n/m
GFA - Registered Notes - Retail	—	25,719		n/m		—		290,848		n/m
	$—	$684,970		n/m		$—		$1,910,444		n/m

Average Account Values	$4,025,344	$5,824,533		(30.9)		$4,256,179		$5,369,926		(20.7)

Operating Spread
Net investment income yield	5.36%	5.96%				5.47%		6.00%
Interest credited	3.77	4.06				3.75		4.36
Operating expenses	0.17	0.20				0.17		0.19
Operating spread	1.42%	1.70	%(1)			1.55	%(1)	1.45	%(1)

(1)	Excludes one-time funding agreement retirement gains.

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Segment operating income

Operating income was $14.3 million and decreased $13.8 million, or 49.1%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes in the third quarter of 2009, compared with $3.0 million in the third quarter of 2008. The operating spread decreased 28 basis points to 142 basis points during the three months ended September 30, 2009, compared to an operating spread of 170 basis points during the three months ended September 30, 2008.

There were no sales for the three months ended September 30, 2009, compared to $685.0 million for the three months ended September 30, 2008.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Segment operating income

Operating income was $51.5 million and decreased $10.4 million, or 16.8%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in operating earnings resulted from a decline in average account values, partially offset by higher operating spreads. In addition, $1.9 million in other income was generated from the early retirement of funding agreements backing medium-term notes during the first nine months of 2009, compared to $3.0 million during the first nine months of 2008. The operating spread increased 10 basis points to 155 basis points during the nine months ended September 30, 2009, compared to an operating spread of 145 basis points during the nine months ended September 30, 2008.

There were no sales for the nine months ended September 30, 2009, compared to $1.9 billion for the nine months ended September 30, 2008.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$79,183	$85,301	(7.2)%	$243,030	$265,395	(8.4)%
Reinsurance ceded	(32,198)	(37,315)	(13.7)	(103,078)	(120,282)	(14.3)
Net premiums and policy fees	46,985	47,986	(2.1)	139,952	145,113	(3.6)
Net investment income	6,956	8,219	(15.4)	21,855	25,231	(13.4)
Other income	13,961	14,751	(5.4)	37,932	44,702	(15.1)
Total operating revenues	67,902	70,956	(4.3)	199,739	215,046	(7.1)
BENEFITS AND EXPENSES
Benefits and settlement expenses	25,822	23,717	8.9	80,071	69,234	15.7
Amortization of deferred policy acquisition costs	7,858	7,571	3.8	22,210	23,226	(4.4)
Other operating expenses	30,207	34,507	(12.5)	85,917	106,646	(19.4)
Total benefits and expenses	63,887	65,795	(2.9)	188,198	199,106	(5.5)
INCOME BEFORE INCOME TAX	4,015	5,161	(22.2)	11,541	15,940	(27.6)
OPERATING INCOME	$4,015	$5,161	(22.2)	$11,541	$15,940	(27.6)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Sales
Credit insurance	$10,345	$15,628	(33.8)%	$27,549	$56,799	(51.5)%
Service contracts	61,026	66,228	(7.9)	159,913	210,130	(23.9)
Other products	11,026	16,126	(31.6)	33,898	51,443	(34.1)
	$82,397	$97,982	(15.9)	$221,360	$318,372	(30.5)
Loss Ratios (1)
Credit insurance	35.6%	32.7%		33.9%	35.1%
Service contracts	57.6	52.3		54.4	49.1
Other products	60.6	56.9		116.8	60.2

(1)	Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Segment operating income

Operating income was $4.0 million, representing a decrease of $1.1 million, or 22.2%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Earnings from core product lines decreased $1.9 million, or 32.3%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Service contract earnings declined $1.6 million, or 33.7%, compared to the same period in the prior year, primarily as a result of weak auto sales and higher loss ratios in certain product lines. Credit insurance earnings were relatively consistent compared to the prior year. Earnings from other products increased $0.5 million compared to the same period in the prior year primarily due to the release of excess reserves in the runoff IPP line.

Net premiums and policy fees

Net premiums and policy fees decreased $1.0 million, or 2.1%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Credit insurance premiums decreased $1.7 million, or 21.2%, due to lower auto sales. Net premiums in the service contract line increased $0.3 million, or 0.7%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Within the other product lines, net premiums increased $0.4 million, or 10.5%, compared to the prior year due to higher in-force earnings in the GAP product line.

Other income

Other income decreased $0.8 million, or 5.4%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a decline in service contract and GAP volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.1 million, or 8.9%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Credit insurance claims for the three months ended September 30, 2009, compared to the prior year, decreased $0.4 million, or 14.2%, due to lower volume. Service contract claims increased $2.1 million, or 11.0%, due to higher loss ratios in some product lines. Other products claims increased $0.4 million, or 17.6%, compared to the three months ended September 30, 2008, due to higher loss ratios in the GAP line.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.3 million, or 3.8%, higher for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Other operating expenses decreased $4.3 million, or 12.5%, for the three months ended September 30, 2009, due to lower commission expense resulting from a decline in sales and lower retrospective commissions resulting from higher loss ratios.

Sales

Total segment sales decreased $15.6 million, or 15.9%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Segment operating income

Operating income was $11.5 million, representing a decrease of $4.4 million, or 27.6%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Earnings from core product lines decreased $6.1 million, or 34.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Service contract earnings declined $8.1 million, or 52.6%, compared to the same period in the prior year, primarily due to weak auto sales and higher loss ratios in certain product lines. Credit insurance earnings decreased $0.3 million, or 15.0%, compared to the prior year. Earnings from other products increased $3.9 million compared to the same period in the prior year primarily due to a decrease in non-recurring litigation costs in the runoff Lender’s Indemnity product line. Also contributing to the increase was the release of excess reserves in the runoff IPP line.

Net premiums and policy fees

Net premiums and policy fees decreased $5.2 million, or 3.6%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Credit insurance premiums decreased $4.2 million, or 18.6%, due to lower auto sales. Net premiums in the service contract line decreased $2.5 million, or 2.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, also resulting from weak auto sales. Within the other product lines, net premiums increased $1.5 million, or 14.6%, compared to the prior year due to higher in-force earnings in the GAP product line.

Other income

Other income decreased $6.8 million, or 15.1%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a decline in service contract and GAP volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $10.8 million, or 15.7%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Credit insurance claims for the nine months ended September 30, 2009, compared to the prior year decreased $1.7 million, or 21.3%, due to lower volume and improved loss ratios. Service contract claims increased $4.5 million, or 8.2%, due to higher loss ratios in some product lines. Other products claims increased $8.0 million, which was primarily due to a $6.3 million increase in the runoff Lender’s Indemnity product line’s loss reserve related to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by a reduction in other expenses. Higher loss ratios in the GAP product line also contributed to the increase in other product claim expense.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.0 million, or 4.4%, lower for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, mainly due to lower premiums in the credit insurance lines. Other operating expenses decreased $20.7 million, or 19.4%, for the nine months ended September 30, 2009, due to lower commission expense resulting from the decline in sales and lower retrospective commissions resulting from higher loss ratios. A $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses, also contributed to the decrease in operation expenses.

Sales

Total segment sales decreased $97.0 million, or 30.5%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decreases in credit insurance and service contract sales were primarily due to declines in auto sales. The decline in the other products line was primarily the result of lower GAP sales, also due to the overall decline in auto sales.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(32,198)	$(37,315)	$(103,078)	$(120,282)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(24,439)	(24,507)	(73,513)	(72,599)
Amortization of deferred policy acquisition costs	(10,249)	(12,559)	(34,065)	(42,814)
Other operating expenses	(1,841)	(1,249)	(11,867)	(5,836)
Total benefits and expenses	(36,529)	(38,315)	(119,445)	(121,249)

NET IMPACT OF REINSURANCE	$4,331	$1,000	$16,367	$967

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Reinsurance premiums ceded decreased $5.1 million, or 13.7%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease was primarily due to a decline in dealer credit insurance premiums and service contract business due to lower auto sales. In addition, ceded premiums were down due to the discontinuation of marketing credit insurance products through financial institutions in 2005, a majority of which was ceded to PARC’s. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit or on a funds withheld basis.

Benefits and settlement expenses were relatively unchanged for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Lower losses in the credit line were offset by increases in the service contract and GAP lines.

Amortization of DAC ceded decreased $2.3 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, mainly due to decreases in the credit insurance products. Other operating expenses ceded increased $0.6 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The fluctuation was primarily attributable to the dealer credit insurance line.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Reinsurance premiums ceded decreased $17.2 million, or 14.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease was primarily due to the discontinuation of marketing credit insurance products through financial institutions in 2005, a majority of which was ceded to PARC’s, and the decline in dealer credit insurance.

Benefits and settlement expenses ceded increased $0.9 million, or 1.3%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase was primarily due to increases in losses ceded in the service contract and GAP lines, somewhat offset by a decrease in the credit line.

Amortization of DAC ceded decreased $8.7 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily as the result of the decreases in the credit insurance products. Other operating expenses ceded increased $6.0 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The fluctuation was primarily attributable to the commutation of the reinsurance agreement related to the runoff Lender’s Indemnity program in the first quarter of 2009.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Three Months Ended September 30,			For The Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,717	$6,765	(0.7)%	$20,279	$23,359	(13.2)%
Reinsurance ceded	(2)	(1)	100.0	(4)	(4)	n/m
Net premiums and policy fees	6,715	6,764	(0.7)	20,275	23,355	(13.2)
Net investment income	14,245	4,871	n/m	58,406	49,179	18.8
Realized gains (losses) - derivatives	42	41		1,247	145
Other income	65	19	n/m	117	199	(41.2)
Total operating revenues	21,067	11,695	80.1	80,045	72,878	9.8
Realized gains (losses) - investments	(23,195)	(204,317)		(127,563)	(266,598)
Realized gains (losses) - derivatives	(10,732)	(1,496)		38,071	(7,209)
Total revenues	(12,860)	(194,118)	n/m	(9,447)	(200,929)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	8,766	8,895	(1.5)	22,427	27,955	(19.8)
Amortization of deferred policy acquisition costs	508	518	(1.9)	1,461	1,633	(10.5)
Other operating expenses	30,950	28,620	8.1	75,857	92,609	(18.1)
Total benefits and expenses	40,224	38,033	5.8	99,745	122,197	(18.4)
INCOME (LOSS) BEFORE INCOME TAX	(53,084)	(232,151)	n/m	(109,192)	(323,126)	(66.2)
Less: realized gains (losses) - investments	(23,195)	(204,317)		(127,563)	(266,598)
Less: realized gains (losses) - derivatives	(10,732)	(1,496)		38,071	(7,209)
OPERATING INCOME (LOSS)	$(19,157)	$(26,338)	n/m	$(19,700)	$(49,319)	n/m

For The Three Months Ended September 30, 2009 compared to The Three Months Ended September 30, 2008

Segment operating income (loss)

Corporate and Other segment operating loss was $19.2 million, an improvement of $7.2 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This improvement was primarily due to positive mark-to-market adjustments of $14.1 million on a $322.4 million portfolio of securities designated for trading, representing a $28.1 million more favorable impact than for the three months ended September 30, 2008.

Operating revenues

Operating revenues for the Corporate and Other segment are primarily comprised of net investment income on capital and net premiums and policy fees related to several non-strategic lines of business. Net investment income for the segment increased $9.4 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Net premiums and policy fees declined slightly compared to the prior year period. The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

Benefits and expenses

Benefits and expenses increased $2.2 million, or 5.8%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, primarily due to a reduction of interest expense on non-recourse funding obligations, offset by an increase in operating expenses.

For The Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

Segment operating income (loss)

Corporate and Other segment operating income loss decreased $29.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This improvement was primarily due to positive mark-to-market adjustments of $43.5 million on the trading portfolio, representing a $57.5 million more favorable impact than for the nine months ended September 30, 2008. This increase was partially offset by reduced yields on a large balance of cash and short-term investments.

Operating revenues

Net investment income for segment increased $9.2 million, or 18.8%, the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, and net premiums and policy fees declined $3.1 million, or 13.2%. The increase in net investment income was primarily the result of mark-to-market changes on the trading portfolio, partially offset by a reduction in yields on a large balance of cash and short-term investments.

Benefits and expenses

Benefits and expenses decreased $22.5 million, or 18.4%, for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a reduction of interest expense on non-recourse funding obligations and a reduction in policy benefits on non-core lines of business, partially offset by an increase in operating expenses.

CONSOLIDATED INVESTMENTS

Portfolio Description

As of September 30, 2009, our investment portfolio was approximately $28.7 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	September 30,		December 31,
	2009		2008
	(Dollars In Thousands)
Publicly-issued bonds (amortized cost: 2009 - $18,504,384; 2008 - $18,843,652)	$18,230,270	63.5%	$16,525,781	62.4%
Privately issued bonds (amortized cost: 2009 - $4,481,354; 2008 - $4,209,178)	4,289,312	14.9	3,542,819	13.4
Redeemable preferred stock (amortized cost: 2009 - $0; 2008 - $0)	—	0.0	—	—
Fixed maturities	22,519,582	78.4	20,068,600	75.8
Equity securities (cost: 2009 - $240,781; 2008 - $316,487)	233,146	0.8	260,495	1.0
Mortgage loans	3,839,108	13.4	3,839,925	14.5
Investment real estate	7,413	0.0	7,510	—
Policy loans	788,402	2.7	810,933	3.1
Other long-term investments	242,121	0.8	436,777	1.6
Short-term investments	1,073,860	3.9	1,048,327	4.0
Total investments	$28,703,632	100.0%	$26,472,567	100.0%

Included in the preceding table are $3.1 billion and $3.2 billion of fixed maturities and $242.7 million and $80.4 million of short-term investments classified as trading securities as of September 30, 2009 and December 31, 2008, respectively. The trading portfolio includes invested assets of $2.8 billion and $2.9 billion as of September 30, 2009 and December 31, 2008, respectively, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of September 30, 2009, our fixed maturity investment holdings were approximately $22.5 billion. We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2009, based upon amortized cost, $131.9 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $22.5 billion fixed maturity securities held by us (0.6% of total fixed maturity securities). The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
	September 30,	December 31,
Rating	2009	2008
AAA	22.5%	35.2%
AA	6.1	6.6
A	20.2	19.8
BBB	38.2	33.0
Below investment grade	13.0	5.4
	100.0%	100.0%

Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the Consolidated Condensed Statements of Income, net of the non-credit component of the loss, which is recorded as an adjustment to other comprehensive income. The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities holdings.

The distribution of our fixed maturity investments by type is as follows:

	As of
	September 30,	December 31,
Type	2009	2008
	(Dollars In Millions)
Corporate Bonds	$15,043.1	$12,293.6
Residential Mortgage-Backed Securities	4,137.1	4,943.8
Commercial Mortgage-Backed Securities	1,110.5	1,183.9
Asset-Backed Securities	1,187.5	1,132.7
US Govt Bonds	799.1	484.7
States, Municipals and Political Subdivisions	242.3	29.9
Total Fixed Income Portfolio	$22,519.6	$20,068.6

Our portfolio consists primarily of fixed maturity securities (bonds and redeemable preferred stocks) and commercial mortgage loans. Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $19.4 billion or 86.1% of our fixed maturities as “available-for-sale” as of September 30, 2009. These securities are carried at fair value on our Consolidated Condensed Balance Sheets.

Our trading portfolio accounts for $3.1 billion, or 13.9%, of our fixed maturities as of September 30, 2009. Of this balance, fixed maturities with a market value of $2.8 billion and short-term investments with a market value of $242.7 million were added as part of the Chase Insurance Group acquisition. Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
	September 30,	December 31,
Rating	2009	2008
	(Dollars In Thousands)
AAA	$838,198	$1,357,132
AA	166,049	147,305
A	568,659	591,482
BBB	872,516	743,529
Below investment grade	351,233	55,607
Total Modco trading fixed maturities	$2,796,655	$2,895,055

A portion of our bond portfolio is invested in residential mortgage-backed securities, commercial mortgage-backed securities, and asset-backed securities. These holdings as of September 30, 2009, were approximately $6.4 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our residential mortgage-backed securities portfolio by type and rating as of September 30, 2009. As of September 30, 2009, these holdings were approximately $4.1 billion. Planned amortization class securities (“PACs”) pay down according to a schedule. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	66.7%
PAC	15.1
Pass Through	3.9
Other	14.3
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	37.0%
AA	3.8
A	9.5
BBB	12.6
Below investment grade	37.1
100.0%

As of September 30, 2009, we held $452.0 million, or 1.6% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2008, we held securities with a market value of $542.8 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of September 30, 2009:

Percentage of
Alt-A
Rating	Securities
AAA	1.1%
A	0.3
BBB	7.0
Below investment grade	91.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2009:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$5.0	$—	$—	$—	$—	$5.0
A	1.3	—	—	—	—	1.3
BBB	31.6	—	—	—	—	31.6
Below investment grade	34.0	230.5	149.6	—	—	414.1
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$71.9	$230.5	$149.6	$—	$—	$452.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(1.7)	$—	$—	$—	$—	$(1.7)
A	—	—	—	—	—	—
BBB	(5.1)	—	—	—	—	(5.1)
Below investment grade	(6.6)	(61.5)	(36.1)	—	—	(104.2)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(13.4)	$(61.5)	$(36.1)	$—	$—	$(111.0)

As of September 30, 2009, we had residential mortgage-backed securities with a total fair market value of $33.0 million, or 0.1% of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2008, we held securities with a fair market value of $46.6 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain (loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of September 30, 2009:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$3.1	$—	$—	$—	$—	$3.1
AA	0.8	1.4	—	—	—	2.2
BBB	0.1	—	—	—	—	0.1
Below investment grade	1.2	15.7	10.7	—	—	27.6
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$5.2	$17.1	$10.7	$—	$—	$33.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(0.7)	$—	$—	$—	$—	$(0.7)
AA	(0.6)	(0.2)	—	—	—	(0.8)
BBB	—	—		—	—	—
Below investment grade	(1.4)	(10.0)	(24.2)	—	—	(35.6)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(2.7)	$(10.2)	$(24.2)	$—	$—	$(37.1)

As of September 30, 2009, we had residential mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) with a total fair market value of $3.7 billion, or 12.7%, of total invested assets. As of December 31, 2008, we held securities with a fair market value of $4.4 billion of residential mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages). The following tables categorize the estimated fair value and unrealized gain (loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2009:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$1,294.5	$208.3	$21.0	$—	$—	$1,523.8
AA	157.0	—	—	—	—	157.0
A	321.2	70.2	1.1	—	—	392.5
BBB	350.6	110.5	29.4	—	—	490.5
Below investment grade	193.2	595.4	299.6	—	—	1,088.2
Total mortgage-backed securities collateralized by prime mortgage loans	$2,316.5	$984.4	$351.1	$—	$—	$3,652.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$31.5	$1.4	$0.6	$—	$—	$33.5
AA	(5.1)	—	—	—	—	(5.1)
A	(20.5)	(6.9)	0.2	—	—	(27.2)
BBB	(60.4)	(14.3)	(1.2)	—	—	(75.9)
Below investment grade	(27.4)	(154.1)	(60.9)	—	—	(242.4)
Total mortgage-backed securities collateralized by prime mortgage loans	$(81.9)	$(173.9)	$(61.3)	$—	$—	$(317.1)

Commercial mortgage-backed securities - Our commercial mortgage-backed security (“CMBS”) portfolio consists of commercial mortgage-backed securities issued in securitization transactions. Portions of the CMBS are sponsored by us, in which we securitized portions of our mortgage loan portfolio. As of September 30, 2009, the CMBS holdings were approximately $1.1 billion. Of this amount, $823.8 million related to retained beneficial interests of commercial mortgage loan securitizations we completed. The following table includes the percentages of our CMBS holdings grouped by rating category as of September 30, 2009:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	91.4%
AA	0.5
A	4.7
BBB	0.8
Below investment grade	2.6
100.0%

The following tables include external commercial mortgage-backed securities as of September 30, 2009:

External Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$226.0	$13.9	$—	$41.0	$—	$280.9
BBB	5.8	—	—	—	—	5.8
Total external commercial mortgage-backed securities	$231.8	$13.9	$—	$41.0	$—	$286.7

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$8.9	$0.2	$—	$(2.2)	$—	$6.9
BBB	(1.2)	—	—	—	—	(1.2)
Total external commercial mortgage-backed securities	$7.7	$0.2	$—	$(2.2)	$—	$5.7

Asset-backed securities — Asset-backed securities (“ABS”) pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2009, these holdings were approximately $1.2 billion. The following table includes the percentages of our ABS holdings grouped by rating category as of September 30, 2009:

Percentage of
Asset-Backed
Rating	Securities
AAA	96.1%
AA	1.5
A	0.1
BBB	1.9
Below investment grade	0.4
100.0%

The following tables include our asset-backed securities as of September 30, 2009:

Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$729.0	$40.3	$321.2	$50.2	$—	$1,140.7
AA	17.2	—	—	—	—	17.2
A	1.5	—	—	—	—	1.5
BBB	2.8	4.9	14.7	—	—	22.4
Below investment grade	—	0.9	4.8	—	—	5.7
Total asset-backed securities	$750.5	$46.1	$340.7	$50.2	$—	$1,187.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2005 and
Rating	Prior	2006	2007	2008	2009	Total
	(Dollars In Millions)
AAA	$(10.3)	$0.3	$(6.2)	$0.2	$—	$(16.0)
AA	1.6	—	—	—	—	1.6
BBB	—	(1.6)	(0.1)	—	—	(1.7)
Below investment grade	—	(0.3)	(1.8)	—	—	(2.1)
Total asset-backed securities	$(8.7)	$(1.6)	$(8.1)	$0.2	$—	$(18.2)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the NAIC, or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2009, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Market	As of	% Market
	September 30, 2009	Value	December 31, 2008	Value
	(Dollars In Thousands)
Non-Agency Mortgages	$3,682,596	16.4%	$4,297,569	21.4%
Banking	2,447,184	10.9	2,173,839	10.8
Other Finance	2,178,332	9.7	2,296,348	11.4
Electric	2,499,784	11.1	2,058,992	10.3
Agency Mortgages	1,120,046	5.0	1,120,446	5.6
Natural Gas	1,675,914	7.4	1,316,043	6.6
Insurance	1,123,286	5.0	862,463	4.3
Energy	1,497,167	6.6	1,030,398	5.1
Communications	1,047,024	4.6	878,677	4.4
Basic Industrial	793,527	3.5	634,539	3.2
Consumer Noncyclical	883,172	3.9	694,893	3.5
Consumer Cyclical	477,667	2.1	445,059	2.2
Finance Companies	465,217	2.1	437,856	2.2
Capital Goods	457,777	2.0	338,534	1.7
Transportation	478,871	2.1	417,823	2.1
U.S. Govt Agencies	260,901	1.4	234,104	1.2
Other Industrial	213,252	0.9	188,382	0.9
U.S. Government	443,876	2.0	264,950	1.3
Brokerage	247,306	1.1	118,736	0.6
Technology	205,724	0.9	113,471	0.6
Real Estate	33,057	0.1	34,672	0.2
Canadian Governments	30,762	0.1	46,723	0.2
Other Utility	24,623	0.1	20,637	0.1
Other Government Agencies	5,304	0.0	22,707	0.1
Municipal Agencies	224,356	1.0	17,767	0.0
Foreign Governments	2,857	0.0	2,972	0.0
Total	$22,519,582	100.0%	$20,068,600	100.0%

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. As of September 30, 2009, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $22.5 billion, which was 1.7% below amortized cost of $22.9 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

We had $3.8 billion in mortgage loans as of September 30, 2009. While our mortgage loans do not have quoted market values, as of September 30, 2009, we estimated the market value of our mortgage loans to be $4.2 billion (using discounted cash flows from the next call date), which was 10.5% greater than the amortized cost. Most of our mortgage loans have significant prepayment fees. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

Market values for private, non-traded securities are determined as follows: 1) we obtain estimates from independent pricing services and 2) we estimate market value based upon a comparison to quoted issues of the same issuer or issues of other issuers with similar terms and risk characteristics. We analyze the independent pricing services valuation methodologies and related inputs, including an assessment of the observability of market inputs. For retained beneficial interests in our sponsored commercial mortgage loan securitizations as of September 30, 2009, we used an internally developed model that includes discount rates based on our current mortgage loan lending rate and expected cash flows based on a review of the commercial mortgage loans underlying the securities. Upon obtaining this information related to market value, management makes a determination as to the appropriate valuation amount.

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2009, our mortgage loan holdings were approximately $3.8 billion. We do not lend on what we consider to be speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2009 and 2008, our allowance for mortgage loan credit losses was $5.3 million and $1.4 million, respectively.

Our mortgage lending criteria targets that the loan-to-value ratio on each mortgage be at or less than 75% at the time of origination. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2009, approximately $773.6 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of September 30, 2009, delinquent mortgage loans and foreclosed properties were less than 0.1% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. As of September 30, 2009, $26.4 million, or 0.7%, of the mortgage loan portfolio was nonperforming. It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place.

Between 1996 and 1999, we securitized $1.4 billion of our mortgage loans. We sold the senior tranches while retaining the subordinate tranches. We continue to service the securitized mortgage loans. During 2007, we securitized an additional $1.0 billion of our mortgage loans. We sold the highest rated tranche for approximately $218.3 million, while retaining the remaining tranches. We continue to service the securitized mortgage loans. As of September 30, 2009, we had investments related to retained beneficial interests of mortgage loan securitizations of $823.8 million.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of September 30, 2009, securities with a market value of $114.0 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of September 30, 2009, the fair market value of the collateral related to this program was $112.5 million and we have an obligation to return $117.4 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2009:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$4,214,177	21.7%
AA	1,189,454	6.1
A	3,881,427	20.0
BBB	7,606,759	39.2
Investment grade	16,891,817	87.0
BB	870,110	4.5
B	463,191	2.4
CCC or lower	1,175,436	6.1
Below investment grade	2,508,737	13.0
Total	$19,400,554	100.0%

Not included in the table above are $2.7 billion of investment grade and $412.5 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of September 30, 2009:

Creditor	Market Value
(Dollars In Millions)
Wells Fargo & Company	$204.8
Bank of America Corp	200.6
Verizon Communications	184.3
AT&T Inc.	137.7
PNC Financial Services	137.4
JP Morgan Chase & Co.	135.5
Metlife Inc.	131.7
Prudential Financial Inc.	130.9
Fannie Mae	124.2
Berkshire Hathaway Inc.	115.5

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

For certain securitized financial assets with contractual cash flows, including ABS, U.S. GAAP requires us to periodically update our best estimate of cash flows over the life of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the expected cash flows since the last revised estimate, considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. In addition, we consider our intent and ability to retain a temporarily depressed security until recovery.

On October 10, 2008, the FASB issued guidance to clarify the application of fair value, which is referenced to the Fair Value Measurements and Disclosures Topic of the ASC, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This guidance was effective upon issuance, including prior periods for which the financial statements have not been issued. Based on this guidance, we utilized internal models that incorporated assumptions of delinquency rates, prepayment assumptions, liquidity, and other market based assumptions to determine the fair value of retained beneficial interests of our sponsored commercial mortgage loan securitizations and auction rate securities for which there was no active market as of September 30, 2009.

In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and timelier disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt the guidance and recorded total other-than-temporary impairments during the three months ended March 31, 2009, of approximately $117.3 million with $27.5 million of this amount recorded in other comprehensive income. During the three and nine months ended September 30, 2009, we recorded total other-than-temporary impairments of approximately $14.9 million and $180.9 million, respectively. Included in these amounts were $16.1 million of non-credit gains and $19.3 million of non-credit losses recorded in other comprehensive income (loss), respectively.

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) the intent and ability to hold the investment until recovery, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered. Based on our analysis, for the three and nine months ended September 30, 2009, we concluded that approximately $31.0 million and $161.6 million, respectively, of investment securities in an unrealized loss position were other-than-temporarily impaired, resulting in a charge to net realized investment losses.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$8,981	$21,868	$(12,887)	$19,426	$43,366	$(23,940)
Fixed maturity losses - sales	(4,745)	(42,635)	37,890	(5,676)	(43,337)	37,661
Equity gains - sales	59	3	56	9,562	63	9,499
Impairments on fixed maturity securities	(30,968)	—	(30,968)	(142,058)	—	(142,058)
Impairments on equity securities	—	(202,425)	202,425	(19,563)	(282,411)	262,848
Modco trading portfolio trading activity	164,732	(133,625)	298,357	273,639	(220,148)	493,787
Other	(3,243)	(718)	(2,525)	(4,490)	3,810	(8,300)
Total realized gains (losses) - investments	$134,816	$(357,532)	$492,348	$130,840	$(498,657)	$629,497

Foreign currency swaps	$—	$(3,977)	$3,977	$—	$(1,115)	$1,115
Foreign currency adjustments on stable value contracts	—	4,169	(4,169)	—	1,304	(1,304)
Derivatives related to mortgage loan commitments	—	(509)	509	6,889	(5,401)	12,290
Embedded derivatives related to reinsurance	(158,937)	105,568	(264,505)	(244,726)	183,134	(427,860)
Interest rate floors	(250)	—	(250)	2,400	—	2,400
Other interest rate swaps	(8,008)	—	(8,008)	28,351	—	28,351
GMWB embedded derivatives	(31,210)	(8,838)	(22,372)	1,132	(12,211)	13,343
Other derivatives	2,434	(4,475)	6,909	4,649	(11,809)	16,458
Total realized gains (losses) - derivatives	$(195,971)	$91,938	$(287,909)	$(201,305)	$153,902	$(355,207)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the nine months ended September 30, 2009, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2009, we recognized pre-tax other-than-temporary impairments of $31.0 million and $161.6 million, respectively, in our investments compared to $202.4 million and $282.4 million for the three and nine months ended September 30, 2008, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(Dollars In Millions)
AbitibiBowater Bonds	$—	$30.4
Citigroup PFD	—	19.4
Alt-A Bonds	19.4	66.1
IdeaArc Bank Loan	—	17.9
CIT Group	11.6	11.6
Other MBS	—	12.4
Other Corporate	—	3.8
Total	$31.0	$161.6

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2009, we sold securities in an unrealized loss position with a market value of $213.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$19,182	9.0%	$(52)	0.9%
>90 days but <= 180 days	6,158	2.9	—	—
>180 days but <= 270 days	313	0.1	(115)	2.0
>270 days but <= 1 year	10,963	5.1	(88)	1.6
>1 year	176,537	82.9	(5,421)	95.5
Total	$213,153	100.0%	$(5,676)	100.0%

The $4.5 million of other realized losses recognized for the nine months ended September 30, 2009, includes mortgage loan losses of $1.6 million, other losses of $3.1 million, and other gains of $0.2 million.

As of September 30, 2009, net gains of $273.6 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $4.5 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.

We have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments. There were no outstanding positions during the three months ended September 30, 2009. The net gains for the nine months ended September 30, 2009, were the result of $3.7 million of gains related to closed positions and mark-to-market gains of $3.2 million. As of September 30, 2009, we did not hold any positions in U.S. Treasury futures.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $158.9 million and $244.7 million of losses on these embedded derivatives for the three and nine months ended September 30, 2009, respectively, were the result of spread tightening. During the three and nine months ended September 30, 2009, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of assets. These positions realized net losses of $8.0 million for the three months ended September 30, 2009, and net gains of $28.4 million for the nine months ended September 30, 2009. The net losses for the three months ended September 30, 2009, were primarily the result of $7.2 million in mark-to-market losses during that period. Similarly, the net gains for the nine months ended September 30, 2009, were primarily the result of $31.6 million in mark-to-market gains during that period.

The GMWB rider embedded derivatives on certain variable deferred annuities had net realized losses of $31.2 million for the three months ended September 30, 2009, and net gains of $1.1 million for the nine months ended September 30, 2009.

We also use various swaps and options to mitigate risk related to other exposures. Equity call options generated no gains for the three months ended September 30, 2009, and $1.1 million for the nine months ended September 30, 2009. CPI swaps produced gains of $0.1 million and $1.0 million for the three and nine months ended September 30, 2009, respectively. GMAB embedded derivatives had gains for the three and nine months ended September 30, 2009, of $0.3 million and $0.3 million, respectively.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2009, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. As of September 30, 2009, we had an overall net unrealized loss of $473.8 million, prior to tax and DAC offsets, compared to $1.8 billion and $3.0 billion as of June 30, 2009 and December 31, 2008, respectively.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2009, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$315,800	3.7%	$324,434	3.4%	$(8,634)	0.7%
>90 days but <= 180 days	140,219	1.6	142,771	1.5	(2,552)	0.2
>180 days but <= 270 days	379,572	4.5	414,440	4.3	(34,868)	3.0
>270 days but <= 1 year	290,625	3.4	359,649	3.7	(69,024)	5.9
>1 year but <= 2 years	5,331,445	62.7	6,029,498	62.3	(698,053)	59.3
>2 years but <= 3 years	1,273,257	15.0	1,524,133	15.8	(250,876)	21.3
>3 years but <= 4 years	371,594	4.4	434,349	4.5	(62,755)	5.3
>4 years but <= 5 years	316,874	3.7	358,289	3.7	(41,415)	3.5
>5 years	79,102	1.0	88,352	0.8	(9,250)	0.8
Total	$8,498,488	100.0%	$9,675,915	100.0%	$(1,177,427)	100.0%

The majority of the unrealized loss as of September 30, 2009, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads. As of September 30, 2009, the Barclays Investment Grade Index was priced at 198 bps versus a 10 year average of 158 bps. Similarly, the Barclays High Yield Index was priced at 764 bps versus a 10 year average of 610 bps. The considerable amount of spread widening was more than enough to offset lower treasury yield levels and their associated positive effect on security prices. As of September 30, 2009, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.31%, 3.31%, and 4.05%, compared to 10 year averages of 3.70%, 4.50%, and 4.96%, respectively. In addition, as of September 30, 2009, 44.3% of the unrealized loss was associated with securities that were rated investment grade.

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

As of September 30, 2009, there were estimated gross unrealized losses of $111.0 million and $37.1 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of September 30, 2009, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans. For the three and nine months ended September 30, 2009, we recorded $31.0 million and $161.6 million of pre-tax other-than-temporary impairments, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

As of September 30, 2009, securities with a market value of $310.4 million and unrealized losses of $92.3 million were issued in commercial mortgage loan securitizations that we sponsored, with no unrealized losses greater than five years. We do not consider these unrealized positions to be other-than-temporary because the underlying mortgage loans continue to perform consistently with our original expectations. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach. We concentrate our underwriting expertise on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes that we have chosen to avoid. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

In assessing whether or not these unrealized positions should be considered other-than-temporary, we review the underlying cash flows, as well as the associated values of the real estate collateral for those loans included in our commercial mortgage loan securitizations.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2009, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss

(Dollars In Thousands)

Agency Mortgages	$76,907	0.9%	$77,102	0.8%	$(195)	0.0%
Banking	1,359,915	16.0	1,570,864	16.2	(210,949)	17.9
Basic Industrial	221,775	2.6	252,119	2.6	(30,344)	2.6
Brokerage	191,066	2.2	203,338	2.1	(12,272)	1.0
Capital Goods	132,409	1.6	148,230	1.5	(15,821)	1.3
Communications	79,128	0.9	101,135	1.0	(22,007)	1.9
Consumer Cyclical	196,615	2.3	216,917	2.2	(20,302)	1.7
Consumer Noncyclical	135,013	1.6	141,828	1.5	(6,815)	0.6
Electric	418,849	4.9	456,908	4.7	(38,059)	3.2
Energy	138,267	1.6	143,751	1.5	(5,484)	0.5
Finance Companies	211,396	2.5	245,314	2.5	(33,918)	2.9
Insurance	695,730	8.2	811,354	8.4	(115,624)	9.8
Municipal Agencies	476	0.0	493	0.0	(17)	0.0
Natural Gas	214,506	2.5	227,463	2.4	(12,957)	1.1
Non-Agency Mortgages	2,656,641	31.3	3,130,594	32.4	(473,953)	40.3
Other Finance	1,359,455	16.0	1,506,333	15.6	(146,878)	12.5
Other Industrial	79,433	0.9	87,620	0.9	(8,187)	0.7
Other Utility	4,983	0.1	5,044	0.1	(61)	0.0
Real Estate	9,831	0.1	10,159	0.1	(328)	0.0
Technology	79,578	0.9	85,420	0.9	(5,842)	0.5
Transportation	113,359	1.3	125,275	1.3	(11,916)	1.0
U.S. Government Agencies	123,156	1.6	128,654	1.3	(5,498)	0.5
Total	$8,498,488	100.0%	$9,675,915	100.0%	$(1,177,427)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2009	December 31, 2008

Agency Mortgages	0.0%	0.1%
Banking	17.9	14.5
Basic Industrial	2.6	6.0
Brokerage	1.0	0.8
Capital Goods	1.3	2.4
Communications	1.9	4.1
Consumer Cyclical	1.7	4.3
Consumer Noncyclical	0.6	1.8
Electric	3.2	6.9
Energy	0.5	3.5
Finance Companies	2.9	2.3
Insurance	9.8	9.5
Municipal Agencies	0.0	0.0
Natural Gas	1.1	6.3
Non-Agency Mortgages	40.3	25.5
Other Finance	12.5	8.2
Other Industrial	0.7	0.8
Other Utility	0.0	0.1
Real Estate	0.0	0.2
Technology	0.5	0.8
Transportation	1.0	1.3
U.S. Government Agencies	0.5	0.6
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2009, varies, with 20.7% maturing in less than 5 years, 12.6% maturing between 5 and 10 years, and 66.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2009:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$3,883,052	45.7%	$4,149,316	42.9%	$(266,264)	22.6%
BBB	2,271,696	26.7	2,526,761	26.1	(255,065)	21.7
Investment grade	6,154,748	72.4	6,676,077	69.0	(521,329)	44.3
BB	770,250	9.1	918,121	9.5	(147,871)	12.6
B	466,151	5.5	598,030	6.2	(131,879)	11.2
CCC or lower	1,107,339	13.0	1,483,687	15.3	(376,348)	31.9
Below investment grade	2,343,740	27.6	2,999,838	31.0	(656,098)	55.7
Total	$8,498,488	100.0%	$9,675,915	100.0%	$(1,177,427)	100.0%

As of September 30, 2009, we held 300 positions of below investment grade securities totaling $2.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $656.1 million, of which $606.3 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 8.2% of invested assets. As of September 30, 2009, securities in an unrealized loss position that were rated as below investment grade represented 27.6% of the total market value and 55.7% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $1.1 billion. A widening of credit spreads is estimated to account for unrealized losses of $1.9 billion, with changes in treasury rates offsetting this loss by an estimated $800 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of September 30, 2009, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted average life of 2.41 years.

We primarily purchase our investments with the intent to hold to maturity. We do not expect these investments in unrealized loss positions to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

The following table includes the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2009:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$35,197	1.5%	$41,964	1.4%	$(6,767)	1.0%
>90 days but <= 180 days	28,091	1.2	30,232	1.0	(2,141)	0.3
>180 days but <= 270 days	60,437	2.6	83,818	2.8	(23,381)	3.6
>270 days but <= 1 year	58,869	2.5	76,360	2.5	(17,491)	2.7
>1 year but <= 2 years	1,679,013	71.6	2,089,313	69.6	(410,300)	62.5
>2 years but <= 3 years	270,350	11.5	403,276	13.4	(132,926)	20.3
>3 years but <= 4 years	56,627	2.4	81,283	2.7	(24,656)	3.8
>4 years but <= 5 years	139,775	6.0	173,084	5.8	(33,309)	5.1
>5 years	15,381	0.7	20,508	0.8	(5,127)	0.7
Total	$2,343,740	100.0%	$2,999,838	100.0%	$(656,098)	100.0%

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

In light of the events noted above and uncertain capital and credit market conditions, we have strategically positioned ourselves to have ample liquidity to meet our projected outflows from currently available sources. We have maintained a high balance of short-term investments; we have $255.0 million available capacity on our existing credit facility; we have access to the Federal Home Loan Bank (“FHLB”) for short-term borrowing; we have remained very selective regarding mortgage loan commitments; and we have eliminated purchases of below investment grade assets.

In the event of additional future significant unanticipated cash requirements beyond normal liquidity, we have multiple alternatives available based on market conditions and the amount and timing of the liquidity need. These options include cash flows from operations, the sale of liquid assets, various credit facilities, and other sources described herein.

Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the intent and ability to hold securities in an unrealized loss position until the market value of those securities recovers. Under stressful market and economic conditions, liquidity broadly deteriorates, which could negatively impact our ability to sell investment assets. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of September 30, 2009, we had no outstanding balance related to such borrowings. Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”). This replaced the previously existing $200 million revolving line of credit. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (LIBOR), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. We did not have an outstanding balance under the Credit Facility as of September 30, 2009. PLC had an outstanding balance of $245.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of September 30, 2009. Of this amount, PLC used $180.0 million to purchase non-recourse funding obligations issued by a wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. PLC was in compliance with all financial debt covenants of the Credit Facility as of September 30, 2009.

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

During the second quarter of 2008, we joined the FHLB of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. We held $58.2 million of common stock as of September 30, 2009, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2009, we had $725.9 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2009, we reported approximately $730.3 million (fair value) of Auction Rate Securities (“ARSs”), which were all rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held by us as of September 30, 2009, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, the best available source for current valuation information is from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities are classified as a Level 3 valuation. An unrealized loss of $67.8 million was recorded as of December 31, 2008, and an unrealized loss of $16.0 million was recorded as of September 30, 2009, and we have not recorded any other-than-temporary impairment because of the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

In response to the volatility and disruption in the credit markets, we have maintained a high balance of cash and short-term investments to provide liquidity for cash outflows projected for the coming months. As of September 30, 2009, our total cash, cash equivalents and invested assets were $28.9 billion.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Nine Months Ended
	September 30,
	2009	2008
	(Dollars In Thousands)

Net cash provided by operating activities	$775,269	$221,979
Net cash provided by (used in) investing activities	56,425	(1,736,564)
Net cash (used in) provided by financing activities	(778,895)	1,475,768
Total	$52,799	$(38,817)

For the Nine Months Ended September 30, 2009 compared to The Nine Months Ended September 30, 2008

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

Net cash provided by (used in) investing activities - The variance in net cash provided by (used in) investing activities for the nine months ended September 30, 2009, compared to September 30, 2008, was the result of activity related to our investment portfolio. The increase in net cash provided by investing activities was primarily due to a reduction in net purchases of fixed maturity and equity securities. We reduced the level of cash available for investing activities in order to significantly increase cash and cash equivalents to strengthen our capital and liquidity position in response to recent economic conditions.

Net cash (used in) provided by financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance in net cash (used in) provided by financing activities for the nine months ended September 30, 2009, compared to September 30, 2008, was primarily the result of a decrease in net investment product deposits and an increase in investment product withdrawals.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has registered debt securities, preferred and common stock, stock purchase contracts, and additional preferred securities of special purpose finance subsidiaries under the Securities Act of 1933 on a delayed (or shelf) basis.

As of September 30, 2009, our capital structure consisted of Medium-Term Notes and shareowners’ equity. We also have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. The line of credit arrangement contains, among other provisions, requirements for maintaining certain financial ratios and restrictions on the indebtedness that PLC, the Company and our subsidiaries can incur. Additionally, the line of credit arrangement precludes PLC, on a consolidated basis, from incurring debt in excess of 40% of our total capital. The Credit Agreement provides that we are not liable for PLC’s obligations for borrowings or letters of credit under the Credit Facility. We did not have an outstanding balance under the Credit Facility as of September 30, 2009. PLC had an outstanding balance of $245.0 million as of September 30, 2009, under the Credit Facility at an interest rate of LIBOR plus 0.40%. Of this amount, $180.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company (“Golden Gate”) a wholly owned special-purpose financial captive insurance company. As the need arises and in light of the current credit market environment, PLC may utilize the Credit Facility to purchase additional non-recourse funding obligations from this indirect wholly owned special-purpose financial captive insurance company in future quarters.

Through September 30, 2009, Golden Gate issued $180.0 million in aggregate principal amount of floating rate surplus notes, series B, due August 15, 2037 (the “Series B Notes”) to PLC under our surplus notes facility (the “Facility”) through which Golden Gate currently has the authority to issue floating rate surplus notes up to $1 billion of aggregate principal amount. The $180.0 million of Series B Notes is eliminated at the PLC consolidated level. As of September 30, 2009, the outstanding balance under the Facility was an aggregate principal amount of $980.0 million, consisting of $180.0 million in aggregate principal amount of Series B Notes and $800.0 million in aggregate principal amount of floating rate surplus notes previously issued under the Facility (the “Series A Notes” and together with the Series B Notes, the “Notes”). The Notes are direct financial obligations of Golden Gate and are not guaranteed by us or PLC. The Notes were issued in order to provide financing for a portion of the statutory reserves associated with a block of life insurance policies. As the block of business ages, unless additional funding mechanisms are put into place, reserving increases will reduce our available statutory capital and surplus. The Series B Notes accrue interest at the rate of LIBOR plus 40 basis points. We have experienced higher borrowing costs associated with the Series A Surplus Notes. The current rate on the Series A Notes is LIBOR plus 375 basis points; the maximum rate we could be required to pay is LIBOR plus 425 basis points. Subsequent to September 30, 2009, we closed a series of transactions in which Golden Gate repurchased at a discount $800 million in aggregate principal amount of its outstanding Series A floating rate surplus notes and issued new surplus notes to PLC. See Item 1, Note 13, Subsequent Events, for a description of these transactions

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special-purpose financial captive insurance company had $575.0 million of non-recourse funding obligations outstanding as of September 30, 2009. These non-recourse funding obligations mature in 2052. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. During the three and nine months ended September 30, 2009, we ceded premiums to third-party reinsurers amounting to $347.3 million and $1.1 million, respectively. In addition, we had receivables from reinsurers amounting to $5.2 billion as of September 30, 2009. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

During the third quarter of 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”) that in light of decreases in the fair value of the securities in SRUS’s qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive an additional $104 million in capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with 18 Del. C. §5942, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS, which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department’s approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what changes in the status of SRUS’s financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on our financial condition and results of operation. As of September 30, 2009, we had approximately $184.7 million of GAAP recoverables from SRUS. In addition, we had $498.7 million of ceded statutory reserves related to SRUS.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access certain types of liquidity. Ratings are not recommendations to buy our securities. The following table summarizes our ratings and those of our significant member companies’ from the major independent rating organizations as of September 30, 2009:

Standard &
Ratings	A.M. Best	Fitch	Poor’s	Moody’s

Insurance companies financial strength ratings:
Protective Life Insurance Company	A+	A	AA-	A2
West Coast Life Insurance Company	A+	A	AA-	A2
Protective Life and Annuity Insurance Company	A+	A	AA-	—
Lyndon Property Insurance Company	A-	—	—	—

Other ratings:
Issuer Credit/Default Rating - Protective Life Ins. Co.	aa-	—	AA-	—

On September 16, 2009, Fitch announced a one-step downgrade of the insurance financial strength rating of Protective Life, West Coast Life Insurance Company, and Protective Life and Annuity Insurance Company to A from A+, and a one-step downgrade of the Company’s issuer default rating to BBB+ from A-. Fitch stated that the ratings outlook is negative. The Fitch downgrades did not trigger any requirements for the Company to post collateral or otherwise negatively impact current obligations of Protective.

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

As of September 30, 2009, we had policy liabilities and accruals of approximately $18.4 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.74%.

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

As of September 30, 2009, we carried a $26.7 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$2,840,951	$41,365	$82,731	$82,731	$2,634,124
Stable value products(2)	4,384,380	1,213,549	1,872,140	577,456	721,235
Operating leases(3)	28,229	6,789	10,061	7,474	3,905
Home office lease(4)	78,015	702	1,412	75,901	—
Mortgage loan commitments	210,040	210,040	—	—	—
Policyholder obligations(5)	23,146,256	1,754,948	3,389,362	2,794,131	15,207,815
Total	$30,687,871	$3,227,393	$5,355,706	$3,537,693	$18,567,079

(1)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)	Anticipated stable value products cash flows including interest.
(3)	Includes all lease payments required under operating lease agreements.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted FASB guidance on fair value measurements and disclosures. This guidance defines fair value for U.S. GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with U.S. GAAP. The cumulative effect of adopting this standard resulted in an increase to January 1, 2008 retained earnings of $1.5 million and a decrease in income before income taxes of $0.4 million for the three months ended September 30, 2008. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Summary of Significant Accounting Policies and Note 10, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions, or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2009, $1.8 billion of available-for-sale and trading account assets were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. As of September 30, 2009, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $51.9 million and $141.8 million. These amounts reflect the full fair value of the derivatives do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating and other market conditions. As of September 30, 2009, the Level 3 fair value of these liabilities was $150.1 million. This amount reflects the full fair value of the liabilities and does not isolate the discrete value associated with the specific subjective valuation variable.

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

During 2008, we changed certain assumptions used in our methodology for determining the fair value for retained beneficial interests in CMBS holdings related to our sponsored commercial mortgage loan securitizations. Prior to the third quarter, we used external broker valuations to determine the fair value of these positions. These valuations were based on the cash flows of the commercial mortgages underlying the notes, as well as observable market spread assumptions for investments with similar coupons and/or characteristics based on the fair value hierarchy criteria, and non-observable assumptions and factors utilizing general market information available as of the valuation date. As of September 30, 2009, we still believe that little or no secondary market existed for CMBS holdings similar to those in our portfolio, and additionally, certain of the tranches within our holdings fell below the collapse provision levels in the underlying security agreements. Therefore, the relevant observable inputs from CMBS sales activity could not be obtained for what we considered a supportable or appropriate calculation of fair value based on our previous methodology.

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

Of our $1.9 billion of assets classified as Level 3 assets, $1.6 billion were asset-backed securities. Of this amount, $733.5 million were student loan related asset-backed securities, $42.0 million were non-student loan related asset-backed securities, $823.8 million were commercial mortgage-backed securitizations, and $3.7 million were other mortgage-backed securities. The years of issuance of the asset-backed securities are as follows:

Year of Issuance	Amount
(In Millions)

1997	$109
2002	310
2003	191
2004	131
2005	13
2006	32
2007	817
Total	$1,603

The asset-backed securities were rated as follows: $1.5 billion were AAA rated, $16.2 million were AA rated, $52.5 million were A rated, $2.7 million were BBB rated, and $32.0 million were below investment grade. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2009, we had outstanding mortgage loan commitments of $210.0 million at an average rate of 6.58%.

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

RECENT DEVELOPMENTS

In September 2009, the NAIC’s Reinsurance (E) Task Force (the “Reinsurance Task Force”) adopted a final version of the Reinsurance Regulatory Modernization Act of 2009 (the “Modernization Act”). The Modernization Act is draft federal legislation that is part of a detailed reinsurance regulatory modernization framework proposal adopted by the NAIC in 2008 (the “Modernization Proposal”). The Modernization Proposal outlines comprehensive reform of the U.S. reinsurance regulatory framework that provides, among other things, for the establishment of a regulatory system that distinguishes financially strong reinsurers from weak reinsurers without relying exclusively on their state or country of domicile, with collateral to be determined as appropriate. The Modernization Proposal provides that regulation of reinsurance procedures focus on broad-based risk and credit criteria and not solely on U.S. licensure status. At the 2009 fall meeting of the NAIC, the NAIC’s Government Relations Leadership Council accepted the Modernization Act. An effort to identify members of Congress to sponsor the Modernization Act is underway. We cannot provide any assurance as to what impact such changes to the United States reinsurance industry will have on the availability, cost or collateral restrictions associated with ongoing or future reinsurance transactions.

The NAIC adopted a revised version of its Model Standard Valuation Law (the “SVL”) that would implement a new principles-based reserving method to life insurance and annuity reserves. The SVL will need to be enacted by state legislatures and a reserving valuation manual will need to be completed before principles-based reserving will be in effect. We cannot provide any assurance as to what impact the adopting of principles-based reserving, if it occurs, will have on our reserve requirements.

On November 11, 2008, the American Council of Life Insurers (“ACLI”) submitted to the NAIC a proposal to implement capital and surplus relief for life insurers. The ACLI’s proposal contained nine elements, which were subsequently assigned to four of the NAIC’s technical committees. Of the nine elements proposed by the ACLI, the technical committees rejected three, approved three, and indicated that the remaining three would be acceptable given certain amendments. In January 2009, the NAIC Executive Committee voted not to approve any of the elements of the ACLI proposal. The NAIC continues to study certain of the capital and surplus proposals. In 2009, the NAIC has adopted a model regulation addressing deficiency reserves and it is anticipated that other issues will be addressed in meetings held before the end of the year. The Company cannot predict the outcome of these meetings. Numerous life insurers have received various permitted accounting practices from their domiciliary state insurance departments that effectively implement certain of the elements. We received a permitted accounting practice related to the calculation of deficiency reserves from our domiciliary state regulator in Tennessee. As of September 30, 2009, the permitted accounting practice had an impact of reducing our statutory reserves by approximately $62.5 million.

In addition to the capital and surplus proposals, the NAIC continues to study other proposals from regulators and industry that could materially affect our financial condition. These include, but are not limited to, proposals relating to the accounting treatment for re-rating securitized RMBS, the calculation of the mortgage experience adjustment factor, and the ratings of and risk-based capital calculation for RMBS. We cannot forecast the outcome of the NAIC’s consideration of these proposals, nor can we predict what effect such proposals, if adopted, will have on us.

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

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as Part II, Item 1A, Risk Factors in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009, which could materially affect the Company’s business, financial condition, or future results of operations. The Company is unaware of any material changes to the factors discussed in these reports.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 13, 2009	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller and Chief Accounting Officer