Form 10-K/A
period 2009-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2010-04-13
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Due to an administrative error, Item 12 of Part III of the Protective Life Insurance Company (“Company”) Annual Report on Form 10-K for fiscal year ended December 31, 2009 (“Annual Report”) misstated the number of shares of Protective Life Corporation (“PLC”) common stock outstanding on March 12, 2010 utilized in the calculation of Security Ownership of Certain Beneficial Owners and Management of PLC’s common stock. (We inadvertently included Treasury shares in the number we provided.) The correct number of shares is 85,592,950 (and not 88,776,960 shares, as shown in Item 12 of Part III on page 189 of the Annual Report). As a result of this administrative error, the percentages of PLC common stock held by certain share owners as of March 12, 2010 (as shown in Item 12 of Part III on page 189) were stated incorrectly.  The correct percentages are:  All current directors and executive officers as a group (22 persons) — 1.11%; BlackRock, Inc. — 5.44%; and FRM LLC — 11.83%.

No other revisions or amendments have been made to the Annual Report. This Amendment No. 1 does not otherwise update information in the Annual Report to reflect facts or events occurring subsequent to the date of the original filing of the Annual Report. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

Amendment No. 1 to

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2009

The Company hereby amends Item 12 of Part III of its Annual Report on Form 10-K for fiscal year ended December 31, 2009 to amend the percentage ownership of PLC’s common stock held by certain groups and by 5% or more beneficial owners, and to amend the number of shares outstanding on March 12, 2010 (as shown on page 189 of the Annual Report) as follows:

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

	Amount and Nature of
	Beneficial Ownership (1)			Percent of
Name of Beneficial Owner	Sole Power(2)		Shared Power(2)	Class(1)

***********************************************************************************************************

All current directors and executive officers as a group (22 persons)	823,046	(3)(4)	127,305	1.11%

5% or More Beneficial Owners:
BlackRock, Inc.	4,658,238	(6)	—	5.44%
FRM LLC	10,123,268	(7)	—	11.83%

*less than 1%

(1)     The number of shares reported includes PLC shares that are deemed to be beneficially owned under SEC regulations. Under these regulations, a person is generally deemed to beneficially own shares as to which such person holds or shares, directly or indirectly, through any contract, relationship, arrangement, understanding or otherwise, either voting power or investment power. The total number of shares beneficially owned is subdivided, where applicable, into two categories: shares as to which voting/investment power is held solely and shares as to which voting/investment power is shared. The percentage calculation is based on the aggregate number of shares beneficially owned and on 85,592,950 shares of common stock outstanding on March 12, 2010.

EXHIBIT INDEX

Exhibit Number	Description

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE CCOMPANY

By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller and Chief Accounting Officer
April 13, 2010