Form 10-Q
period 2010-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2010-05-13
CIK 310826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of May 3, 2010:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Revenues
Premiums and policy fees	$624,835	$655,573
Reinsurance ceded	(299,914)	(353,500)
Net of reinsurance ceded	324,921	302,073
Net investment income	398,188	403,715
Realized investment (losses) gains:
Derivative financial instruments	(24,477)	97,544
All other investments	49,637	(41,947)
Other-than-temporary impairment losses	(21,856)	(117,314)
Portion of loss recognized in other comprehensive income (before taxes)	9,987	27,488
Net impairment losses recognized in earnings	(11,869)	(89,826)
Other income	22,557	18,263
Total revenues	758,957	689,822
Benefits and expenses

Benefits and settlement expenses, net of reinsurance ceded: (three months: 2010- $304,142; 2009 - $337,577)	504,298	500,180
Amortization of deferred policy acquisition costs and value of business acquired	75,445	107,292
Other operating expenses, net of reinsurance ceded: (three months: 2010 - $44,296; 2009 - $55,122)	67,741	46,980
Total benefits and expenses	647,484	654,452
Income before income tax	111,473	35,370
Income tax expense	35,296	11,491
Net income	$76,177	$23,879

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31,	December 31,
	2010	2009
	(Dollars In Thousands)
Assets
Investments:
Fixed maturities, at fair value (amortized cost: 2010 - $23,098,638; 2009 - $23,190,949)	$23,166,117	$22,795,260
Equity securities, at fair value (cost: 2010 - $241,641; 2009 - $240,764)	241,725	235,124
Mortgage loans (2010 includes: $990,739 related to securitizations - See Note 4)	4,856,352	3,870,587
Investment real estate, net of accumulated depreciation (2010 - $660; 2009 - $615)	7,302	7,347
Policy loans	783,580	794,276
Other long-term investments	208,546	216,189
Short-term investments	639,700	1,039,947
Total investments	29,903,322	28,958,730
Cash	142,594	162,858
Accrued investment income	305,460	280,467
Accounts and premiums receivable, net of allowance for uncollectible amounts (2010 - $4,976; 2009 - $5,130)	36,364	44,786
Reinsurance receivables	5,349,180	5,239,852
Deferred policy acquisition costs and value of business acquired	3,599,705	3,625,271
Goodwill	92,293	93,068
Property and equipment, net of accumulated depreciation (2010 - $123,570; 2009 - $121,948)	35,806	35,823
Other assets	391,551	402,062
Income tax receivable	27,636	122,208
Deferred income tax	—	—
Assets related to separate accounts
Variable annuity	3,306,242	2,948,457
Variable universal life	334,134	316,007
Total Assets	$43,524,287	$42,229,589
Liabilities
Policy liabilities and accruals	$18,633,283	$18,503,181
Stable value product account balances	3,453,950	3,581,150
Annuity account balances	10,035,799	9,911,040
Other policyholders’ funds	534,632	514,952
Other liabilities	790,733	644,663
Mortgage loan backed certificates	110,679	—
Deferred income taxes	739,084	577,349
Non-recourse funding obligations	1,555,000	1,555,000
Liabilities related to separate accounts
Variable annuity	3,306,242	2,948,457
Variable universal life	334,134	316,007
Total liabilities	39,493,536	38,551,799
Commitments and contingencies - Note 7
Shareowners’ equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2010 and 2009 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,361,734	1,361,734
Retained earnings	2,669,971	2,579,504
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2010 - $24,715; 2009 - $(118,243))	45,899	(219,121)
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010 - $(20,189); 2009 - $(16,694))	(37,494)	(31,002)
Accumulated loss - hedging, net of income tax: (2010 - $(7,733); 2009 - $(10,182))	(14,361)	(18,327)
Total shareowners’ equity	4,030,751	3,677,790
Total liabilities and shareowners’ equity	$43,524,287	$42,229,589

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNERS’ EQUITY

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
			Additional		Net Unrealized	Accumulated	Total
	Preferred	Common	Paid-In-	Retained	Gains / (Losses)	Gain / (Loss)	Shareowners’
	Stock	Stock	Capital	Earnings	on Investments	Hedging	Equity
	(Dollars In Thousands)
Balance, December 31, 2009	$2	$5,000	$1,361,734	$2,579,504	$(250,123)	$(18,327)	$3,677,790
Net income for the three months ended March 31, 2010				76,177			76,177
Change in net unrealized gains/losses on investments (net of income tax - $141,790)					262,782		262,782
Reclassification adjustment for investment amounts included in net income (net of income tax - $1,168)					2,238		2,238
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,495))					(6,492)		(6,492)
Change in accumulated gain (loss) hedging (net of income tax - $3,423)						5,718	5,718
Reclassification adjustment for hedging amounts included in net income (net of income tax - $(974))						(1,752)	(1,752)
Comprehensive income for the three months ended March 31, 2010							338,671
Capital contributions			—				—
Cumulative effect adjustments				14,290			14,290
Balance, March 31, 2010	$2	$5,000	$1,361,734	$2,669,971	$8,405	$(14,361)	$4,030,751

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$76,177	$23,879
Adjustments to reconcile net income (loss) to net cash provided by operating activities: Realized investment losses (gains)	(13,291)	34,229
Amortization of deferred policy acquisition costs and value of business acquired	75,445	107,292
Capitalization of deferred policy acquisition costs	(119,863)	(117,900)
Depreciation expense	1,767	2,267
Deferred income tax	(10,923)	1,579
Accrued income tax	94,572	(10,073)
Interest credited to universal life and investment products	246,524	253,017
Policy fees assessed on universal life and investment products	(150,168)	(150,170)
Change in reinsurance receivables	(109,328)	(15,485)
Change in accrued investment income and other receivables	(21,456)	(6,151)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	63,597	79,960
Trading securities:
Maturities and principal reductions of investments	89,700	121,410
Sale of investments	244,133	282,938
Cost of investments acquired	(272,249)	(260,714)
Other net change in trading securities	(26,432)	(31,031)
Change in other liabilities	122,303	(134,507)
Other, net	43,539	14,509
Net cash provided by operating activities	334,047	195,049
Cash flows from investing activities
Investments available-for-sale:
Maturities and principal reductions of investments	591,892	704,630
Sale of investments	1,034,545	180,592
Cost of investments acquired	(2,405,763)	(633,228)
Mortgage loans:
New borrowings	(30,531)	(103,159)
Repayments	69,363	94,507
Change in investment real estate, net	44	171
Change in policy loans, net	10,696	10,316
Change in other long-term investments, net	(17,308)	3,449
Change in short-term investments, net	411,313	230,435
Purchase of property and equipment	(1,645)	(188)
Net cash (used in) provided by investing activities	(337,394)	487,525
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	—	32,000
Investments product deposits and change in universal life deposits	785,155	626,159
Investment product withdrawals	(797,767)	(1,337,254)
Other financing activities, net	(4,305)	12,348
Net cash used in financing activities	(16,917)	(666,747)
Change in cash	(20,264)	15,827
Cash at beginning of period	162,858	127,809
Cash at end of period	$142,594	$143,636

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

Entities Included

The consolidated condensed financial statements include the accounts of Protective Life Insurance Company and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Recently Adopted

Accounting Standard Update (“ASU” or “Update”) No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. In January of 2010, Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.  This Update provides amendments to Subtopic 820-10 that requires the following new disclosures. 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures. 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. 2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This

Update is effective for interim and annual reporting periods beginning after December 15, 2009, which became effective for the Company for the period ending March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This Update did not have a material impact on the Company’s consolidated results of operations or financial position.

ASU No. 2009-16 — Transfers and Servicing — Accounting for Transfers of Financial Assets. In December of 2009, FASB issued ASU No. 2009-16 — Transfers and Services — Accounting for Transfers of Financial Assets. The amendments in this Update incorporate FASB Statement No. 166, Accounting for Transfers of Financial Assets an amendment of SFAS No. 140 into the Accounting Standards Codification (“ASC”). That Statement was issued by the Board on June 12, 2009. This Update enhances the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a continuing interest in transferred financial assets. This Update also eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures. This Update is effective for interim or annual reporting periods beginning after November 15, 2009. This guidance was effective for the Company on January 1, 2010. As of January 1, 2010, the Company held interests in two previous transfers of financial assets to QSPEs, the 2007 Commercial Mortgage Securitization and the 1996 — 1999 Commercial Mortgage Securitization. As part of adoption of this guidance the Company reviewed these entities as part of our consolidation analysis of variable interest entities (“VIEs”).  The conclusion of the review was that the former QSPEs should be consolidated by the Company. Please refer to Note 4, Variable Interest Entities for more information. The Company has not transferred any financial assets since the adoption of this standard. The Company will apply this guidance to all future transfers of financial assets.

ASU No. 2009-17 — Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. In December of 2009, FASB issued ASU No. 2009-17 — Consolidations — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments to this Update incorporate FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) into the ASC. SFAS No. 167 was issued by the Board on June 12, 2009. This Statement applies to all investments in VIEs beginning for the Company on January 1, 2010. This analysis will include QSPEs used for securitizations as SFAS No. 166 eliminated the concept of a QSPE which subjects former QSPEs to the provisions of FIN 46(R) as amended by this statement. Based on our review of our December 31, 2009 information, the impact of adoption of ASU No. 2009-17 (SFAS No. 167) resulted in the consolidation of two securitization trusts, the 2007 Commercial Mortgage Securitization and the 1996 — 1999 Commercial Mortgage Securitization. Please refer to Note 4, Variable Interest Entities for more information regarding the consolidation of these two trusts.

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-15 — Financial Services—Insurance — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The amendments in this Update clarify that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests. The entity should not combine general account and separate account interests in the same investment when assessing the investment for consolidation. Additionally, the amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments in this Update also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. This Update is effective for fiscal years beginning after December 15, 2010. For the Company this Update will be effective January 1, 2011.  The Company is currently evaluating the impact of this update.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2010.

3.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

For The
Three Months Ended
March 31, 2010
(Dollars In Thousands)
Fixed maturities	$8,463
Equity securities	—
Impairments on fixed maturity securities	(11,869)
Impairments on equity securities	—
Mark-to-market Modco trading portfolio	44,093
Mortgage loans and other investments	(2,919)
$37,768

For the three months ended March 31, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $9.8 million and gross realized losses were $13.2 million, including $11.8 million of impairment losses.

For the three months ended March 31, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $951.0 million. The gain realized on the sale of these securities was $9.8 million.

For the three months ended March 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $102.7 million. The loss realized on the sale of these securities was $1.4 million.

The amortized cost and estimated fair value of the Company’s investments classified as available-for-sale as of March 31, 2010, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Dollars In Thousands)
2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$3,476,816	$43,926	$(333,982)	$3,186,760
Commercial mortgage-backed securities	133,212	6,525	(644)	139,093
Other asset-backed securities	970,109	2,157	(77,658)	894,608
U.S. government-related securities	1,226,373	2,817	(5,530)	1,223,660
Other government-related securities	147,979	3,670	(628)	151,021
States, municipals, and political subdivisions	530,185	11,401	(3,054)	538,532
Corporate bonds	13,663,201	685,742	(267,262)	14,081,681
	20,147,875	756,238	(688,758)	20,215,355
Equity securities	238,278	6,217	(6,134)	238,361
Short-term investments	403,201	19	—	403,220
	$20,789,354	$762,474	$(694,892)	$20,856,936

As of March 31, 2010, the Company had an additional $3.0 billion of fixed maturities, $3.4 million of equity securities, and $236.5 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of March 31, 2010, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$699,125	$708,346
Due after one year through five years	6,051,453	5,991,272
Due after five years through ten years	5,044,766	5,121,770
Due after ten years	8,352,531	8,393,967
	$20,147,875	$20,215,355

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities, the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the three months ended March 31, 2010, the Company recorded other-than-temporary impairments of investments of $21.9 million. Of the $21.9 million of impairments for the three months ended March 31, 2010, $11.9 million was recorded in earnings and $10.0 million was recorded in other comprehensive income (loss). For the three months ended March 31, 2010, there were no other-than-temporary impairments related to equity securities and $21.9 million of other-than-temporary impairments related to debt securities.

For the three months ended March 31, 2010, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $21.9 million, with $11.9 million of credit losses recognized on debt securities in earnings and $10.0 million of non-credit losses recorded in other comprehensive income (loss). During the same period, there were no other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell.

The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The
	Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Beginning balance	$25,066	$—
Additions for newly impaired securities	6,556	40,014
Additions for previously impaired securities	1,734	—
Reductions for previously impaired securities due to a change in expected cash flows	—	—
Reductions for previously impaired securities that were sold in the current period	—	—
Other	—	—
Ending balance	$33,356	$40,014

The following table includes the Company’s investments’ gross unrealized losses and fair value that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$234,756	$(3,017)	$2,019,080	$(330,965)	$2,253,836	$(333,982)
Commercial mortgage-backed securities	—	—	6,365	(644)	6,365	(644)
Other asset-backed securities	370,508	(34,407)	295,095	(43,251)	665,603	(77,658)
U.S. government-related securities	834,008	(5,529)	59	(1)	834,067	(5,530)
Other government-related securities	41,197	(613)	19,985	(15)	61,182	(628)
States, municipals, and political subdivisions	166,499	(3,027)	466	(27)	166,965	(3,054)
Corporate bonds	1,620,776	(30,984)	2,261,769	(236,278)	3,882,545	(267,262)
Equities	1,157	(657)	51,199	(5,477)	52,356	(6,134)
	$3,268,901	$(78,234)	$4,654,018	$(616,658)	$7,922,919	$(694,892)

The RMBS have a gross unrealized loss greater than 12 months of $331.0 million as of March 31, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

The corporate bonds category has gross unrealized losses greater than 12 months of $236.3 million as of March 31, 2010. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold equity investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of March 31, 2010, the Company had bonds in its available-for-sale portfolio, which were rated below investment grade of $2.8 billion and had an amortized cost of $3.2 billion. In addition, included in the Company’s trading portfolio, the Company held $376.5 million of securities which were rated below investment grade. Approximately $632.5 million of the below investment grade bonds were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

For The
Three Months Ended
March 31, 2010
(Dollars In Thousands)
Fixed maturities	$301,061
Equity securities	3,720

4.                                      VARIABLE INTEREST ENTITIES

In June of 2009, the FASB amended the guidance related to VIEs which was later codified in the ASC through ASU No. 2009-17. Among other accounting and disclosure requirements, this guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact its economics and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, the FASB amended the guidance related to accounting for transfers of financial assets which was later codified in the ASC through ASU No. 2009-16. This guidance, among other requirements, removed the concept of a QSPE used for the securitization of financial assets. Previously, QSPEs were excluded from the guidance related to VIEs. Upon adoption of ASU No. 2009-17 and ASU No. 2009-16 on January 1, 2010, the Company will no longer exclude QSPEs from the analysis of VIEs.

As part of adopting these updates, the Company updated its process for evaluating VIEs. The Company’s analysis consists of a review of entities in which the Company has an ownership interest that is less than 100% (excluding debt and equity securities held as trading and available-for-sale), as well as entities with which the Company has significant contracts or other relationships that could possibly be considered variable interests. The Company reviews the characteristics of each of these applicable entities and compares those characteristics to the criteria of a VIE set forth in Topic 810 of the FASB ASC. If the entity is determined to be a VIE, the Company then performs a detailed review of all significant contracts and relationships (individually an “interest”, collectively “interests”) with the entity to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company: 1) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based on this analysis the Company had interests in two former QSPEs that were determined to be VIEs as of January 1, 2010. These two VIEs were trusts used to facilitate commercial mortgage loan securitizations. The determining factor was that the trusts had negligible or no equity at risk. The Company’s variable interests in the trusts are created by the contract to service the mortgage loans held by the trusts as well as the retained beneficial interests in certain of these securities issued by the trusts. The activities that most significantly impact the economics of the trusts are predominantly related to the servicing of the mortgage loans, such as timely collection of principal and interest, direction of foreclosure proceedings, and management and sale of foreclosed real estate owned by the trusts. The Company is the servicer responsible for these activities and has the sole power to appoint such servicer through its beneficial interests in the securities. These criteria give the Company the power to direct the activities of the trusts that most significantly impact the trusts’ economic performance. Additionally, the Company is obligated, as an owner of the securities issued by the trusts, to absorb its share of losses on the securities. The Company’s share of losses could potentially be significant to the trusts. Based on the fact that the Company has the power to direct the activities that most significantly impact the economics of the trusts and the obligation to absorb losses that could potentially be significant, it was determined that the Company is the primary beneficiary of the trusts, thus resulting in consolidation.

The assets of the trusts consist entirely of commercial mortgage loans and accrued interest, which are restricted and can only be used to satisfy the obligations of the trusts. The obligations of the trusts consist of commercial mortgage-backed certificates. The assets and obligations of the trusts are equal and thus, the trusts have no equity interest. The certificates are direct obligations of the trusts and are not guaranteed by the Company. The Company has no other obligations to the trusts other than those that are customary for a servicer of mortgage loans.

Over the life of the trusts, the Company has not provided and will not provide any financial or other support to the trusts other than customary actions taken by a servicer of mortgage loans.

The following adjustments to the Company’s consolidated condensed balance sheet were made as of January 1, 2010:

Adjustments to the Consolidated Condensed Balance Sheets

	As of
	January 1, 2010
	(Dollars In Thousands)
Assets
Fixed maturities:
Commercial mortgage-backed securities at fair value (amortized cost - $873,196)	$(844,535	)(1)
Mortgage loans - securitized (net of loan loss reserve of $1.1 million)	1,018,000	(5)
Total investments	173,465
Accrued investment income	361	(5)
Total Assets	$173,826
Liabilities
Deferred income taxes	$17,744	(2)
Mortgage loan backed certificates	124,580	(5)
Other liabilities	(1,400	)(3)
Total liabilities	140,924
Shareowners’ equity
Retained earnings	14,290	(5)
Accumulated other comprehensive income (loss)	18,612	(4)
Total shareowners’ equity	32,902
Total liabilities and shareowners’ equity	$173,826

(1)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, was $873.2 million.
(2)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, was $7.7 million.
(3)	The other liabilities did not have an effect on the consolidated condensed statements of cash flows for the three months ended March 31, 2010.
(4)	The accumulated other comprehensive income (loss) did not have an effect on the consolidated condensed statements of cash flows for the three months ended March 31, 2010.
(5)	The noncash portion for the consolidated condensed statements of cash flows for the three months ended March 31, 2010, is the amount presented.

The adjustments had a net zero impact to the consolidated condensed statements of cash flows.

The reduction in fixed maturity CMBS represents the beneficial interests held by the Company that have been removed due to the consolidation of the trusts. This amount is reflected in fixed maturities on the consolidated condensed balance sheet.

The increase in mortgage loans represents the mortgage loans held by the trusts that have been consolidated. This balance is net of a loan loss reserve of $1.1 million.

The increase in accrued investment income is the result of accruing interest on the entire pool of mortgage loans.

The increase in deferred income taxes is a result of a change in temporary tax differences arising from the adjustments to retained earnings.

The mortgage loan backed certificates liability represents the CMBS issued by the trusts and held by third parties. This amount is included in other liabilities in the consolidated condensed balance sheet.

The decrease in other liabilities is a decrease in amounts payable to the trusts of approximately $1.4 million. Upon consolidation of the trusts as of January 1, 2010, the Company adjusted retained earnings to reflect after tax interest income not recognized in prior periods due to the securitization of the commercial mortgage loans. If the Company had held the mortgage loans as opposed to the retained beneficial interest securities, the Company’s retained earnings would have been $14.3 million higher over the life of the securities.

The adjustment to accumulated other comprehensive income (loss) was a result of different accounting basis for mortgage loans and the CMBS. As of December 31, 2009, the retained beneficial interest securities were carried at fair value in the balance sheet and had an after tax unrealized loss in accumulated other comprehensive income (loss) of $18.6 million. Upon consolidation of the trusts on January 1, 2010, the Company consolidated the mortgage loans held by the trusts which are carried at amortized cost less any related loan loss reserve. The retained beneficial interest securities as well as the associated unrealized loss were eliminated in consolidation.

5.                                      GOODWILL

During the three months ended March 31, 2010, the Company decreased its goodwill balance by approximately $0.8 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2010, the Company had an aggregate goodwill balance of $92.3 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compared its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to its operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2009, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. In addition, during the three months ended March 31, 2010, there have been no triggering or impairment events that have occurred.

6.             DEBT AND OTHER OBLIGATIONS

The Company had no significant changes to its debt structure during the three months ended March 31, 2010.

7.             COMMITMENTS AND CONTINGENCIES

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

A number of civil jury verdicts have been returned against insurers, broker dealers, and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The Company, in the ordinary course of business, is involved in such litigation and arbitration. The occurrence of such litigation and arbitration may become more frequent and/or severe when general economic conditions have deteriorated. Although the Company cannot predict the outcome of any such litigation or arbitration, the Company does not believe that any such outcome will have a material impact on its financial condition or results of the operations.

8.             COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
Net income	$76,177	$23,879
Change in net unrealized (losses) gains on investments, net of income tax: (2010 - $141,790; 2009 - $(24,253))	262,782	(44,101)
Change in net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2010 - $(3,495); 2009 - $(9,621))	(6,492)	(17,867)
Change in accumulated gain (loss) - hedging, net of income tax: (2010 - $3,423; 2009 - $7,859)	5,718	14,392
Reclassification adjustment for investment amounts included in net income, net of income tax: (2010 - $1,168; 2009 - $29,804)	2,238	54,573
Reclassification adjustment for hedging amounts included in net income, net of income tax: (2010 - $(974); 2009 - $(263))	(1,752)	(720)
Comprehensive income (loss)	$338,671	$30,156

9.                                      STOCK-BASED COMPENSATION

The criteria for payment of performance awards is based primarily upon a comparison of PLC’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if PLC’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if PLC’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC’s Common Stock. There were no performance share awards issued during the three months ended March 31, 2010 or 2009.

Stock Appreciation Rights (“SARs”) have been granted to certain officers of PLC to provide long-term incentive compensation based solely on the performance of PLC’s common stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2009	$22.28	2,469,202
SARs granted	18.34	344,400
SARs exercised / forfeited / expired	22.06	(434,072)
Balance as of March 31, 2010	$21.75	2,379,530

The SARs issued for the three months ended March 31, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR.

Additionally, PLC issued 360,450 restricted stock units for the three months ended March 31, 2010.  These awards had a total fair value at grant date of $6.6 million. Approximately half of these restricted stock units vest in 2013, and the remainder vest in 2014.

10.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
Service cost — Benefits earned during the period	$2,068	$1,889
Interest cost on projected benefit obligation	2,357	2,395
Expected return on plan assets	(2,312)	(2,531)
Amortization of prior service cost	(98)	(98)
Amortization of actuarial losses	1,026	568
Total benefit cost	$3,041	$2,223

During the three months ended March 31, 2010, PLC did not make a contribution to its defined benefit pension plan. PLC will make contributions in future periods as necessary to satisfy minimum funding requirements.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the three months ended March 31, 2010, was immaterial to PLC’s financial statements.

11.          INCOME TAXES

During the three months ended March 31, 2010, earnings were impacted favorably by $2.7 million due to the release of unrecognized income tax benefits relating to tax-basis policy liabilities as well as the closing of the statute of limitation for the 2005 tax year. This release regarding tax basis policy liabilities was prompted by the Internal Revenue Service’s recent technical guidance confirming the Company’s historical calculations. The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits in any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three months ended March 31, 2010, based upon its estimate of its annual 2010 income. For the three months ended March 31, 2009, due to the unpredictability at that time of future investment losses and certain elements of operating income, the Company was not able to reasonably estimate an expected annual effective tax rate. Instead, the Company computed an effective income tax rate based upon year-to-date reported income. The effective tax rate for the three months ended March 31, 2010 was 31.7% and 32.5% for the three months ended March 31, 2009.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets; and therefore, the Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2010.

12.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$3,186,738	$22	$3,186,760
Commercial mortgage-backed securities	—	139,093	—	139,093
Other asset-backed securities	—	295,492	599,116	894,608
U.S. government-related securities	979,555	228,954	15,151	1,223,660
States, municipals, and political subdivisions	—	538,532	—	538,532
Other government-related securities	14,992	136,029	—	151,021
Corporate bonds	100	13,986,250	95,331	14,081,681
Total fixed maturity securities - available-for-sale	994,647	18,511,088	709,620	20,215,355
Fixed maturity securities - trading
Residential mortgage-backed securities	—	517,809	3,563	521,372
Commercial mortgage-backed securities	—	130,790	—	130,790
Other asset-backed securities	—	16,167	48,450	64,617
U.S. government-related securities	325,211	24,030	3,310	352,551
States, municipals, and political subdivisions	—	102,819	—	102,819
Other government-related securities	—	156,093	—	156,093
Corporate bonds	—	1,595,549	26,971	1,622,520
Total fixed maturity securities - trading	325,211	2,543,257	82,294	2,950,762
Total fixed maturity securities	1,319,858	21,054,345	791,914	23,166,117
Equity securities	180,735	98	60,892	241,725
Other long-term investments (1)	—	13,660	27,562	41,222
Short-term investments	613,982	25,718	—	639,700
Total investments	2,114,575	21,093,821	880,368	24,088,764
Cash	142,594	—	—	142,594
Other assets	—	—	—	—
Assets related to separate acccounts
Variable annuity	3,306,242	—	—	3,306,242
Variable universal life	334,134	—	—	334,134
Total assets measured at fair value on a recurring basis	$5,897,545	$21,093,821	$880,368	$27,871,734

Liabilities:
Annuity account balances (2)	$—	$—	$150,630	$150,630
Other liabilities (1)	—	31,237	128,235	159,472
Total liabilities measured at fair value on a recurring basis	$—	$31,237	$278,865	$310,102

(1)	Includes certain freestanding and embedded derivatives.
(2)	Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Other asset-backed securities	$—	$360,797	$693,930	$1,054,727
Commercial mortgage-backed securitites	—	142,483	844,535	987,018
Residential mortgage-backed securities	—	3,357,952	23	3,357,975
U.S. government-related bonds	441,662	30,198	15,102	486,962
States, municipals and political subdivisions	—	350,632	—	350,632
Other government-related bonds	16,992	389,379	—	406,371
Corporate bonds	200	13,108,681	86,292	13,195,173
Total fixed maturity securities - available-for-sale	458,854	17,740,122	1,639,882	19,838,858
Fixed maturity securities - trading	277,108	2,574,205	105,089	2,956,402
Total fixed maturity securities	735,962	20,314,327	1,744,971	22,795,260
Equity securities	174,829	92	60,203	235,124
Other long-term investments (1)	—	22,926	28,025	50,951
Short-term investments	973,461	66,486	—	1,039,947
Total investments	1,884,252	20,403,831	1,833,199	24,121,282
Cash	162,858	—	—	162,858
Other assets	4,977	—	—	4,977
Assets related to separate acccounts
Variable annuity	2,948,457	—	—	2,948,457
Variable universal life	316,007	—	—	316,007
Total assets measured at fair value on a recurring basis	$5,316,551	$20,403,831	$1,833,199	$27,553,581

Liabilities:
Annuity account balances (2)	$—	$—	$149,893	$149,893
Other liabilities (1)	—	40,873	105,838	146,711
Total liabilities measured at fair value on a recurring basis	$—	$40,873	$255,731	$296,604

(1)	Includes certain freestanding and embedded derivatives.
(2)	Represents liabilities related to equity indexed annuities.

Determination of fair values

The valuation methodologies used to determine the fair values of assets and liabilities reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The Company determines the fair values of certain financial assets and financial liabilities based on quoted market prices, where available. The Company also determines certain fair values based on future cash flows discounted at the appropriate current market rate. Fair values reflect adjustments for counterparty credit quality, the Company’s credit standing, liquidity, and where appropriate, risk margins on unobservable parameters. The following is a discussion of the methodologies used to determine fair values for the financial instruments as listed in the above table.

The fair value of fixed maturity, short-term, and equity securities is determined by management after considering one of three primary sources of information: third party pricing services, non-binding independent broker quotations, or pricing matrices. Security pricing is applied using a ‘‘waterfall’’ approach whereby publicly available prices are first sought from third party pricing services, the remaining unpriced securities are submitted to independent brokers for non-binding prices, or lastly, securities are priced using a pricing matrix. Typical inputs used by these three pricing methods include, but are not limited to: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Third party pricing services price over 90% of the Company’s fixed maturity securities. Based on the typical trading volumes and the lack of quoted market prices for fixed maturities, third party pricing services derive the majority of security prices from observable market inputs such as recent reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information outlined above. If there are no recent reported trades, the third party pricing services and brokers may use matrix or model processes to develop a security price where future cash flow expectations are developed based upon collateral performance and discounted at an estimated market rate. Certain securities are priced via independent non-binding broker quotations, which are considered to have no significant unobservable inputs. When using non-binding independent broker quotations, the Company obtains one quote per security, typically from the broker from which we purchased the security. A pricing matrix is used to price securities for which the Company is unable to obtain or effectively rely on either a price from a third party pricing service or an independent broker quotation.

The pricing matrix used by the Company begins with current spread levels to determine the market price for the security. The credit spreads, assigned by brokers, incorporate the issuer’s credit rating, liquidity discounts, weighted-average of contracted cash flows, risk premium, if warranted, due to the issuer’s industry, and the security’s time to maturity. The Company uses credit ratings provided by nationally recognized rating agencies.

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2010.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain debt securities includes significant non-observable inputs, they are classified as Level 3.

Asset-Backed Securities

This category mainly consists of RMBS, CMBS, and other asset-backed securities (collectively referred to as asset-backed securities “ABS”).  As of March 31, 2010, the Company held $4.3 billion of ABS classified as Level 2. These securities are priced from information from a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation.  As part of this valuation process they consider the following characteristics of the item being measured to relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

After reviewing these characteristics of the ABS, the third party pricing service and brokers use certain inputs to determine the value of the security. For ABS classified as Level 2, the valuation would consist of predominantly market observable inputs such as, but not limited to: 1) monthly principal and interest payments on the underlying assets, 2) average life of the security, 3) prepayment speeds, 4) credit spreads, 5) treasury and swap yield curves, and 6) discount margin.

As of March 31, 2010, the Company held $651.2 million of Level 3 ABS. These securities are predominantly auction rate securities (“ARS”) whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). The model uses the discount margin and projected average life of comparable actively traded FFELP student loan-backed floating-rate asset-backed securities, along with a discount related to the current illiquidity of the ARS. These comparable securities are selected based on their underlying assets (i.e. FFELP-backed student loans) and vintage. As a result of the ARS market collapse during 2008, the Company prices its ARS using an internally developed model which utilizes a market based approach to valuation. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

ABS classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.72%
Amortized cost	$699.8 million
Weighted-average life	2.73 years

Corporate, U.S. Government, and Other government related bonds

As of March 31, 2010, the Company classified approximately $16.8 billion of corporate bonds, U.S. government-related securities, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilizes a valuation model that consists of a hybrid income and market approach to valuation. The pricing model utilizes the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of March 31, 2010, the Company classified approximately $140.8 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

Level 3 bonds and securities primarily represent investments in illiquid, off-the-run bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon, 3) sector and issuer level spreads, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	91.56%
Weighted-average yield	4.38%
Weighted-average coupon	6.52%
Amortized cost	$130.6 million
Weighted-average stated maturity	5.49 years

Equities

As of March 31, 2010, the Company held approximately $61.0 million of equity securities classified as Level 2 and Level 3. These equity securities consist primarily of Federal Home Loan Bank stock. The Company believes that the cost of these investments approximates fair value.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 13, Derivative Financial Instruments for additional information related to derivatives.  Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2010, 27.6% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs a monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”, refer to Note 13 — Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using 1,000 risk neutral equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, we use our expected lapse and utilization assumptions and update these assumptions for our actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate (“LIBOR”) plus a credit spread (to represent the Company’s non-performance risk).  As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3.  These assumptions are reviewed on a quarterly basis.

The Company has ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios are passed directly to the reinsurers. As a result, these agreements are deemed to contain embedded derivatives that must be reported at fair value. Changes in fair value of the embedded derivatives are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in fair value are reported in earnings. The fair value of the embedded derivatives represents the Future Policy Benefit Reserves (net of related policy loans) over the unrealized gains and losses of the trading securities. As a result, changes in fair value of the embedded derivatives reported in earnings are largely offset by the changes in fair value of the investments.

Annuity account balances

The equity indexed annuity (“EIA”) model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done on a stochastic basis using 1,000 risk neutral equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each.  These assumptions are reviewed annually as a part of the formal unlocking process.

Included in the chart below, are current key assumptions which include risk margins for the Company.  These assumptions are reviewed for reasonableness on a quarterly basis.

Asset Earned Rate	6.10%
Admin Expense per Policy	$95
Partial Withdrawal Rate (for ages less than 70)	1.65%
Partial Withdrawal Rate (for ages 70 and greater)	4.40%
Mortality	65% of 94 MGDB table
Lapse	2% to 50% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2010, ranged from a one month rate of 0.75%, a 5 year rate of 3.84%, and a 30 year rate of 5.63%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2010, for which the Company has used significant unobservable inputs (Level 3):

								Total
								Gains (losses)
								included in
		Total Realized and Unrealized						Earnings
		Gains (losses)						related to
			Included in	Purchases,				Instruments
			Other	Issuances, and		Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements		and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)		Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Other asset-backed securities	$693,930	$5,868	$(1,937)	$(89,407)		$(9,338)	$599,116	$—
Commercial mortgage-backed securities	844,535	—	38,281	(882,816	)(3)		—	—
Residential mortgage-backed securities	23	4	—	(5)		—	22	—
U.S. government-related securities	15,102	—	46	3		—	15,151	—
States, municipals, and political subdivisions	—	—	—	—		—	—	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,292	—	5,781	3,108		150	95,331	—
Total fixed maturity securities - available-for-sale	1,639,882	5,872	42,171	(969,117)		(9,188)	709,620	—
Fixed maturity securities - trading
Other asset-backed securities	47,509	696	—	245		—	48,450	(858)
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Residential mortgage-backed securities	7,244	27	—	(320)		(3,388)	3,563	159
U.S. government-related securities	3,310	2	—	(2)		—	3,310	2
States, municipals, and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	(82)	—	26,986		—	26,971	(82)
Total fixed maturity securities - trading	105,089	1,778	—	26,862		(51,435)	82,294	(779)
Total fixed maturity securities	1,744,971	7,650	42,171	(942,255)		(60,623)	791,914	(779)
Equity securities	60,203	—	—	689		—	60,892	—
Other long-term investments (1)	28,025	(463)	—	—		—	27,562	(463)
Short-term investments	—	—	—	—		—	—	—
Total investments	1,833,199	7,187	42,171	(941,566)		(60,623)	880,368	(1,242)
Total assets measured at fair value on a recurring basis	$1,833,199	$7,187	$42,171	$(941,566)		$(60,623)	$880,368	$(1,242)

Liabilities:
Annuity account balances (2)	$149,893	$(2,103)	$—	$1,366		$—	$150,630	$—
Other liabilities (1)	105,838	(22,397)	—	—		—	128,235	(22,397)
							—	—
Total liabilities measured at fair value on a recurring basis	$255,731	$(24,500)	$—	$1,366		$—	$278,865	$(22,397)

(1)	Represents certain freestanding and embedded derivatives.
(2)	Represents liabilities related to equity indexed annuities.
(3)	Represents mortgage loan held by the trusts that have been consolidated upon the adoption of ASU No. 2009-17. See Note 4, Variable Interest Entities.

For the three months ended March 31, 2010, $0.2 million of securities were transferred into Level 3. This amount was transferred entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally, using significant unobservable inputs where market observable inputs were no longer available, as of March 31, 2010.

For the three months ended March 31, 2010, $60.8 million of securities were transferred out of Level 3. This amount was transferred entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were priced by independent pricing services or brokers, utilizing no significant unobservable inputs, as of March 31, 2010.

For the three months ended March 31, 2010, there were no transfers between Level 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2009, for which the Company has used significant unobservable inputs (Level 3):

							Total
							Gains (losses)
							included in
		Total Realized and Unrealized					Earnings
		Gains (losses)					related to
			Included in	Purchases,			Instruments
			Other	Issuances, and	Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements	and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)	Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Other asset-backed securities	$682,710	$(31)	$22,961	$(243)	$—	$705,397	$—
Commercial mortgage-backed securities	855,817	—	2,079	(6,175)	—	851,721	—
Residential mortgage-backed securities	34	—	—	(2)	—	32	—
U.S. government-related bonds	10,072	—	(142)	14,862	—	24,792	—
States, municipals and political subdivisions	—	—	—	—	—	—	—
Other government-related bonds	—	—	—	—	—	—	—
Corporate bonds	78,599	—	1,079	(31,869)	21,444	69,253	—
Total fixed maturity securities - available-for-sale	1,627,232	(31)	25,977	(23,427)	21,444	1,651,195	—
Fixed maturity securities - trading	32,645	493	—	31,212	(25,342)	39,008	30
Total fixed maturity securities	1,659,877	462	25,977	7,785	(3,898)	1,690,203	30
Equity securities	58,933	—	6	175	—	59,114	—
Other long-term investments (1)	264,173	22,593	—	—	—	286,766	22,593
Short-term investments	1,161	—	(216)	—	(108)	837	—
Total investments	1,984,144	23,055	25,767	7,960	(4,006)	2,036,920	22,623
Total assets measured at fair value on a recurring basis	$1,984,144	$23,055	$25,767	$7,960	$(4,006)	$2,036,920	$22,623

Liabilities:
Annuity account balances (2)	$152,762	$946	$—	$(1,010)	$—	$152,826	$—
Other liabilities (1)	113,311	58,434	—	—	—	54,877	58,434
Total liabilities measured at fair value on a recurring basis	$266,073	$59,380	$—	$(1,010)	$—	$207,703	$58,434

(1)	Represents certain freestanding and embedded derivatives.
(2)	Represents liabilities related to equity indexed annuities.

Total realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either realized investment gains (losses) within the consolidated condensed statements of income or other comprehensive income (loss) within shareowners’ equity based, on the appropriate accounting treatment for the item.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,856,352	$5,152,066	$3,876,890	$4,123,375
Policy loans	783,580	783,580	794,276	794,276

Liabilities:
Stable value product account balances	$3,453,950	$3,624,281	$3,581,150	$3,758,422
Annuity account balances	10,035,799	9,853,726	9,911,040	9,655,208
Mortgage loan backed certificates	110,679	115,014	—	—

Debt:
Non-recourse funding obligations	$1,555,000	$1,239,508	$1,555,000	$1,232,808

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

Non-recourse funding obligations

As of March 31, 2010, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

13.                               DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, and equity market risk. These strategies are developed through the asset/liability committee’s analysis of data from financial simulation models and other internal and industry sources, and are then incorporated into the Company’s risk management program.

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

The Company records its derivative instruments in the consolidated condensed balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The accounting for GAAP changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge related to foreign currency exposure. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss realized on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. The remaining gain or loss on these derivatives is recognized as ineffectiveness in current earnings during the period of the change. For derivatives that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of change in fair values. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company accounts for changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “realized investment gains (losses) - derivative financial instruments”.

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

•                  The Company also uses short positions in interest rate futures to mitigate the interest rate risk associated with its mortgage loan commitments. There were no outstanding positions as of March 31,

2010. For the three months ended March 31, 2009, the Company recognized pre-tax gains of $2.3 million, as a result of changes in value of these future positions.

•                  The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized a pre-tax loss of $2.4 million and a pre-tax gain of $14.1 million on interest rate swaps for the three months ended March 31, 2010 and 2009, respectively.

•                  The Company uses other swaps and options to manage risk related to other exposures. For the three months ended March 31, 2010 and 2009, the Company recognized pre-tax gains of $0.8 million and gains less than $0.1 million, respectively, for the change in fair value of these derivatives.

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

•                  The Company has an interest rate floor agreement with PLC. The Company recognized pre-tax losses of $0.9 million and pre-tax gains of $0.7 million for the three months ended March 31, 2010 and 2009, respectively, related to this agreement.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax gains of $9.1 million and $19.8 million related to these embedded derivatives for the three months ended March 31, 2010 and 2009, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of March 31, 2010		As of December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:(1)
Interest rate swaps	$50,000	$9,103	$75,000	$16,174
Interest rate floors	674,187	10,600	660,734	11,500
Embedded derivative - Modco reinsurance treaties	29,578	1,676	1,883,109	5,907
Embedded derivative — GMWB	664,160	15,247	429,562	10,579
Other	45,412	4,596	66,250	6,791
	$1,463,337	$41,222	$3,114,655	$50,951
Other liabilities
Cash flow hedges:
Inflation	$343,526	$12,508	$343,526	$19,141
Interest rate	175,000	9,055	175,000	11,965
Derivatives not designated as hedging instruments:(1)
Interest rate	110,000	8,078	110,000	7,011
Embedded derivative - Modco reinsurance treaties	2,908,034	108,202	1,077,376	81,339
Embedded derivative GMWB	735,392	19,967	660,090	24,423
Other	6,879	1,662	12,703	2,832
	$4,278,831	$159,472	$2,378,695	$146,711

(1)  Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended March 31, 2010
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(1,259)
Inflation	—	—	5,422

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(1,991)	$—
Inflation	—	(621)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$360	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationship

	For The Three Months Ended March 31, 2009
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$12,674
Inflation	—	—	998

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(2,116)	$—
Inflation	—	(1,846)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$707	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $6.0 million out of accumulated other comprehensive income into earnings during the next twelve months.

Gain (Loss) on Derivatives Not Designated as Hedging Instruments(1)

Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)
Interest rate risk
Mortgage loan commitments	$—	$2,296
Interest rate swaps	(2,392)	14,148
Interest rate floors	(900)	650
Embedded derivative - Modco reinsurance treaties	(31,094)	60,632
Embedded derivative - GMWB	9,124	19,801
Other	785	17
	$(24,477)	$97,544

(1) Additional information on derivatives not designated as hedging instruments is referenced under the ASC Derivatives and Hedging Topic.

Realized investment gains (losses) - all other investments

	For The Three Months Ended March 31,
	2010	2009
	(Dollars In Thousands)

Fixed income Modco trading portfolio(1)	$44,093	$(45,878)

(1)  The Company elected to include the use of alternate disclosures for trading activities.

14.                               OPERATING SEGMENTS

The Company has several operating segments each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company periodically evaluates its operating segments, as prescribed in the ASC Segment Reporting Topic, and makes adjustments to its segment reporting as needed. A brief description of each segment follows.

•            The Life Marketing segment markets level premium term insurance (“traditional”), universal life, variable universal life, and bank-owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax excluding net realized investment gains and losses (net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

During the first quarter of 2010, the Company recorded a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business. There were no significant intersegment transactions during the three months ended March 31, 2010 and 2009.

The following tables summarize financial information for the Company’s segments. Asset adjustments represent the inclusion of assets related to discontinued operations:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
Revenues
Life Marketing	$289,067	$262,226
Acquisitions	198,717	199,234
Annuities	139,991	129,675
Stable Value Products	47,956	66,564
Asset Protection	66,486	66,240
Corporate and Other	16,740	(34,117)
Total revenues	$758,957	$689,822
Segment Operating Income (Loss)
Life Marketing	$41,730	$42,599
Acquisitions	31,369	33,621
Annuities	16,818	(1,245)
Stable Value Products	11,027	20,207
Asset Protection	10,826	4,142
Corporate and Other	(3,783)	(10,517)
Total segment operating income	107,987	88,807
Realized investment (losses) gains - investments(1)	37,554	(131,851)
Realized investment (losses) gains - derivatives(2)	(34,068)	78,414
Income tax expense	(35,296)	(11,491)
Net income	$76,177	$23,879

(1) Realized investment (losses) gains - investments	$37,768	$(131,773)
Less: related amortization of DAC	214	78
	$37,554	$(131,851)

(2) Realized investment gains (losses) - derivatives	$(24,477)	$97,544
Less: settlements on certain interest rate swaps	42	42
Less: derivative activity related to certain annuities	9,549	19,088
	$(34,068)	$78,414

	Operating Segment Assets
	As of March 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,002,739	$9,094,172	$10,764,136	$3,442,817
Deferred policy acquisition costs and value of business acquired	2,313,171	814,688	399,305	11,133
Goodwill	—	44,136	—	—
Total assets	$11,315,910	$9,952,996	$11,163,441	$3,453,950

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$709,745	$6,793,273	$25,407	$39,832,289
Deferred policy acquisition costs and value of business acquired	57,412	3,996	—	3,599,705
Goodwill	48,157	—	—	92,293
Total assets	$815,314	$6,797,269	$25,407	$43,524,287

	Operating Segment Assets
	As of December 31, 2009
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$8,753,633	$9,136,474	$9,977,456	$3,569,038
Deferred policy acquisition costs and value of business acquired	2,277,256	839,829	430,704	12,112
Goodwill	—	44,911	—	—
Total assets	$11,030,889	$10,021,214	$10,408,160	$3,581,150

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$751,313	$6,296,964	$26,372	$38,511,250
Deferred policy acquisition costs and value of business acquired	59,820	5,550	—	3,625,271
Goodwill	48,157	—	—	93,068
Total assets	$859,290	$6,302,514	$26,372	$42,229,589

15.                               SUBSEQUENT EVENTS

On April 23, 2010, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a newly formed, wholly owned subsidiary of the Company entered into a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch, as issuing lender (“UBS”). Under the Reimbursement Agreement, on April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of the Company’s wholly owned subsidiary, West Coast Life Insurance Company (“WCL”).  Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions to be made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate III from WCL under an indemnity reinsurance agreement effective April 1, 2010. These policies were originally ceded by WCL to Golden Gate Captive Insurance Company (“Golden Gate”), a wholly owned subsidiary of the Company, and were recaptured by WCL and ceded to Golden Gate III concurrent with this transaction. The estimated average annual expense of the LOC under generally accepted accounting principles is approximately $11 million, after-tax.

Pursuant to the terms of the Reimbursement Agreement, in the event amounts are drawn under the LOC by the trustee on behalf of WCL, Golden Gate III will be obligated, subject to certain conditions, to reimburse UBS for the amount of any draw and any interest thereon. The Reimbursement Agreement is “non-recourse” to the Company, PLC and WCL, meaning that none of these companies are liable to reimburse UBS for any drawn amounts or interest thereon. Pursuant to the terms of a letter agreement with UBS, PLC has agreed to guarantee the payment of fees to UBS under the Reimbursement Agreement. Pursuant to the Reimbursement Agreement, Golden Gate III has collateralized its obligations to UBS by granting UBS a security interest in its assets.

On April 28, 2010, Golden Gate, a South Carolina special purpose financial captive, redeemed $180 million of Series B Surplus Notes held by PLC. On April 29, 2010, PLC used the proceeds of this redemption to repay $180 million of the outstanding balance on its revolving line of credit facility (the “Credit Facility”), resulting in an outstanding balance of $80 million under the Credit Facility on such date. In addition, on April 27, 2010, Golden Gate’s Board of Directors authorized the payment of a dividend in the amount of $250 million to the Company to be paid in one or more payments on or after April 27, 2010.

The Company has evaluated the effects of events subsequent to March 31, 2010, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties and other factors that could affect our future results, please see Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

EXECUTIVE SUMMARY

We delivered solid financial results in the first quarter. As compared to the first quarter of last year, total life insurance sales increased 17.4%, universal life sales increased 65.9% (and exceeded term sales in this quarter), annuity sales increased 30.0% and extended service contract sales increased 8.4%. Mortality also continued to trend favorably in the quarter. As we look to the remainder of the year, we expect continued positive momentum as we move forward with our plans to introduce innovative, differentiated products to our markets, invest excess liquidity, optimize capital deployment, and grow our distribution networks.

In addition, earnings were impacted favorably by $2.7 million during the three months ended March 31, 2010, due to the release of unrecognized income tax benefits relating to tax-basis policy liabilities. This release was prompted by the Internal Revenue Service’s recent technical guidance confirming our historical calculations.

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

Competition

•                  we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

In the following discussion, segment operating income (loss) is defined as income before income tax excluding net realized investment gains and losses (net of the related deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of our results of operations by highlighting the income attributable to the normal, recurring operations of our business. However, segment operating income should not be viewed as a substitute for GAAP net income. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$41,730	$42,599	(2.0)%
Acquisitions	31,369	33,621	(6.7)
Annuities	16,818	(1,245)	n/m
Stable Value Products	11,027	20,207	(45.4)
Asset Protection	10,826	4,142	n/m
Corporate and Other	(3,783)	(10,517)	(64.0)
Total segment operating income	107,987	88,807	21.6
Realized investment gains (losses) - investments(1)(3)	37,554	(131,851)
Realized investment gains (losses) - derivatives(2)	(34,068)	78,414
Income tax expense	(35,296)	(11,491)
Net income	$76,177	$23,879	n/m

(1) Realized investment gains (losses) - investments(3)	$37,768	$(131,773)
Less: related amortization of DAC	214	78
	$37,554	$(131,851)

(2) Realized investment gains (losses) - derivatives	$(24,477)	$97,544
Less: settlements on certain interest rate swaps	42	42
Less: derivative activity related to certain annuities	9,549	19,088
	$(34,068)	$78,414

(3) Includes other-than-temporary impairments of $11.9 million and $89.8 million for the three months ended March 31, 2010 and 2009, respectively.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Net income for the three months ended March 31, 2010, included a $19.2 million, or 21.6%, increase in segment operating income. The increase was primarily related to an $18.1 million increase in operating income in the Annuities segment, a $6.7 million increase in the Asset Protection segment, and an operating loss improvement of $6.7 million in the Corporate and Other segment. These increases were partially offset by a decrease of $0.9 million in operating income in the Life Marketing segment, a $9.2 million decrease in the Stable Value Products segment, and a $2.3 million decrease in the Acquisition segment. Changes in fair value related to the Corporate and Other trading portfolio and the Annuities segment increased operating earnings by $11.6 million for the three months ended March 31, 2010.

We experienced net realized gains of $13.3 million for the three months ended March 31, 2010, compared to net realized losses of $34.2 million for the three months ended March 31, 2009. The gains realized for the three months ended March 31, 2010, were primarily caused by $9.1 million of gains related to guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative valuation changes, $13.0 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity, and $8.5 million of gains related to sale activity. Offsetting these gains were $11.9 million of other-than-temporary impairment credit-related losses and mark-to-market losses of $2.4 million on interest rate swaps.

•                  Life Marketing segment operating income was $41.7 million for the three months ended March 31, 2010, representing a decrease of $0.9 million, or 2.0%, from the three months ended March 31, 2009. The decrease was primarily due to lower allocated investment income on the traditional line of business and higher insurance company operating expenses, partly offset by more favorable mortality results.

•                  Acquisitions segment operating income was $31.4 million for the three months ended March 31, 2010, a decrease of $2.3 million, or 6.7%, compared to the three months ended March 31, 2009, primarily due to the expected runoff of the blocks of business and less favorable mortality results.

•                  Annuities segment operating income was $16.8 million for the three months ended March 31, 2010, compared to an operating loss of $1.2 million for the three months ended March 31, 2009, an increase of $18.1 million. This change included an unfavorable $7.4 million variance related to fair value changes, of which $2.2 million was related to the equity indexed annuity (“EIA”) product and $5.2 million was related to embedded derivatives associated with the variable annuity (“VA”) GMWB rider. The remaining $25.6 million increase in operating income was primarily driven by a $19.2 million unlocking charge recorded within the VA line during the three months ended March 31, 2009. Other items accounted for the remainder of the variance, including a $3.5 million increase in earnings related to wider spreads and average account value growth of 52% in the single premium deferred annuity (“SPDA”) line.

•                  Stable Value Products segment operating income was $11.0 million and decreased $9.2 million, or 45.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the three months ended March 31, 2010, compared with $1.5 million for the first quarter of 2009. The operating spread decreased 39 basis points to 126 basis points for the three months ended March 31, 2010, compared to an operating spread of 165 basis points during the three months ended March 31, 2009.

•                  Asset Protection segment operating income was $10.8 million, representing an increase of $6.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. First quarter income was comprised of $3.3 million of income from core operations and $7.5 million of income from runoff lines. Credit insurance earnings decreased $1.5 million compared to the prior year, primarily due to unfavorable loss experience, lower investment income, and higher expenses. Service contract earnings increased $0.1 million, or 5.3%, compared to the prior year. Earnings from other products, including runoff lines, increased $8.1 million for the three months ended March 31, 2010, compared to the prior year. The increase resulted primarily from a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line. Favorable loss experience in the GAP product line also contributed to the increase.

•                  Corporate and Other segment operating loss was $3.8 million for the three months ended March 31, 2010, compared to a loss of $10.5 million for the three months ended March 31, 2009. The variance was primarily due to an improvement of $9.8 million in investment income, including a $0.7 million improvement in the trading portfolio compared to the three months ended March 31, 2009. This increase was partially offset by an increase in interest expense of $1.7 million.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$373,390	$375,658	(0.6)%
Reinsurance ceded	(176,752)	(207,164)	(14.7)
Net premiums and policy fees	196,638	168,494	16.7
Net investment income	91,121	93,438	(2.5)
Other income	1,308	294	n/m
Total operating revenues	289,067	262,226	10.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	220,556	195,410	12.9
Amortization of deferred policy acquisition costs	34,078	35,728	(4.6)
Other operating expenses	(7,297)	(11,511)	(36.6)
Total benefits and expenses	247,337	219,627	12.6
INCOME BEFORE INCOME TAX	41,730	42,599	(2.0)
OPERATING INCOME	$41,730	$42,599	(2.0)

The following table summarizes key data for the Life Marketing segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$20,764	$23,151	(10.3)%
Universal life	21,267	12,819	65.9
Variable universal life	936	642	45.8
	$42,967	$36,612	17.4
Sales By Distribution Channel
Brokerage general agents	$26,351	$21,464	22.8
Independent agents	6,691	7,280	(8.1)
Stockbrokers / banks	8,971	7,173	25.1
BOLI / other	954	695	37.3
	$42,967	$36,612	17.4
Average Life Insurance In-force(1)
Traditional	$497,128,581	$483,531,806	2.8
Universal life	53,604,563	52,991,628	1.2
	$550,733,144	$536,523,434	2.6
Average Account Values
Universal life	$5,418,442	$5,352,302	1.2
Variable universal life	324,071	236,712	36.9
	$5,742,513	$5,589,014	2.7

Traditional Life Mortality Experience(2)	$13,049	$546
Universal Life Mortality Experience(2)	$1,437	$1,486

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

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)

First year commissions	$51,643	$42,367	21.9%
Renewal commissions	8,614	9,087	(5.2)
First year ceding allowances	(2,088)	(4,309)	(51.5)
Renewal ceding allowances	(45,870)	(51,044)	(10.1)
General & administrative	39,834	36,596	8.8
Taxes, licenses, and fees	7,983	7,301	9.3
Other operating expenses incurred	60,116	39,998	50.3
Less: commissions, allowances & expenses capitalized	(67,413)	(51,509)	30.9
Other insurance cexpenses	$(7,297)	$(11,511)	(36.6)

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $41.7 million for the three months ended March 31, 2010, representing a decrease of $0.9 million, or 2.0%, from the three months ended March 31, 2009. The decrease was primarily due to lower allocated investment income on the traditional line of business and higher insurance company operating expenses, partly offset by more favorable mortality results.

Operating revenues

Total revenues for the three months ended March 31, 2010, increased $26.8 million, or 10.2%, compared to the three months ended March 31, 2009. This increase was the result of higher premiums and policy fees in the segment’s traditional and universal life lines and higher investment income in the universal life product line due to increases in net in-force reserves and was partially offset by lower investment income on the Company’s traditional and BOLI product lines.

Net premiums and policy fees

Net premiums and policy fees increased by $28.1 million, or 16.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business. Our maximum retention level for newly issued traditional life and universal life products is generally $2,000,000.

Net investment income

Net investment income in the segment decreased $2.3 million, or 2.5%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Traditional life statutory reserving methodology changes have reduced our statutory reserves, thus reducing the investment income allocated to the segment. In addition, the impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused a reduction of $5.0 million between the first quarter of 2009 and the first quarter of 2010.

Other income

Other income in the segment increased $1.0 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Benefits and settlement expenses

Benefits and settlement expenses increased by $25.1 million, or 12.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to growth in retained life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values, partly offset by more favorable mortality. The estimated mortality impact to earnings related to traditional and universal life products, for the three months ended March 31, 2010, was favorable by $14.5 million and was approximately $12.5 million more favorable than the estimated mortality impact on earnings for the three months ended March 31, 2009.

Amortization of DAC

DAC amortization decreased $1.7 million, or 4.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease primarily relates to more favorable unlocking on BOLI business partly offset by growth in retained life insurance in-force compared to 2009.

Other operating expenses

Other operating expenses increased $4.2 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase reflects higher general administrative expenses, and a reduction in reinsurance allowances.

Sales

Sales for the segment increased $6.4 million, or 17.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as increased universal life sales more than offset lower traditional sales. Lower sales levels of traditional products were primarily the result of pricing changes implemented on certain of our products resulting in a less competitive product positioning. Universal life sales increased $8.4 million, or 65.9%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to our increased focus on the product line.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business as required by the ASC Financial Services-Insurance Topic are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in force. Thus, deferred reinsurance allowances on policies as required under the Financial Services-Insurance Topic may impact DAC amortization.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(176,752)	$(207,164)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(194,005)	(218,639)
Amortization of deferred policy acquisition costs	(7,864)	(12,392)
Other operating expenses (1)	(31,295)	(32,211)
Total benefits and expenses	(233,164)	(263,242)

NET IMPACT OF REINSURANCE (2)	$56,412	$56,078

Allowances received	$(47,958)	$(55,353)
Less: Amount deferred	16,663	23,142
Allowances recognized (ceded other operating expenses) (1)	$(31,295)	$(32,211)

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

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

The decrease in ceded premiums above for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $29.2 million.

Ceded benefits and settlement expenses were lower for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to lower increases in ceded reserves and decreased ceded claims. Traditional ceded benefits decreased $33.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits increased $0.4 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as higher ceded claims were partly offset by a lower change in ceded reserves. Ceded universal life claims were $8.4 million higher for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to the differences in unlocking between the two periods.

Total allowances received for the three months ended March 31, 2010, decreased from the three months ended March 31, 2009, due to the change in our traditional life reinsurance strategy.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$160,721	$178,676	(10.0)%
Reinsurance ceded	(93,134)	(109,607)	(15.0)
Net premiums and policy fees	67,587	69,069	(2.1)
Net investment income	115,401	123,541	(6.6)
Other income	1,273	1,403	(9.3)
Total operating revenues	184,261	194,013	(5.0)
Realized gains (losses) - investments	44,519	(52,463)
Realized gains (losses) - derivatives	(30,063)	57,684
Total revenues	198,717	199,234
BENEFITS AND EXPENSES
Benefits and settlement expenses	133,474	138,731	(3.8)
Amortization of deferred policy acquisition costs and value of business acquired	13,195	17,563	(24.9)
Other operating expenses	6,223	4,098	51.9
Operating benefits and expenses	152,892	160,392	(4.7)
Amortization of DAC / VOBA related to realized gains (losses) - investments	143	178
Total benefits and expenses	153,035	160,570	(4.7)
INCOME BEFORE INCOME TAX	45,682	38,664	18.2
Less: realized gains (losses)	14,456	5,221
Less: related amortization of DAC	(143)	(178)
OPERATING INCOME	$31,369	$33,621	(6.7)

The following table summarizes key data for the Acquisitions segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$189,300,917	$202,610,702	(6.6)%
Universal life	27,324,752	28,958,227	(5.6)
	$216,625,669	$231,568,929	(6.5)
Average Account Values
Universal life	$2,755,125	$2,864,653	(3.8)
Fixed annuity(2)	3,425,604	3,763,165 (4)	(9.0)
Variable annuity	139,690	125,655	11.2
	$6,320,419	$6,753,473	(6.4)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.89%	6.02%
Interest credited to policyholders	4.28	4.16
Interest spread	1.61%	1.86%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.34% and 6.37% for the three months ended March 31, 2010 and 2009, respectively.

(4) Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $31.4 million for the three months ended March 31, 2010, a decrease of $2.3 million, or 6.7%, compared to the three months ended March 31, 2009, primarily due to the expected runoff of the blocks of business and less favorable mortality results.

Revenues

Net premiums and policy fees decreased $1.5 million, or 2.1%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to runoff of the in-force business. Net investment income decreased $8.1 million, or 6.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, due to runoff of the segment’s in-force business and lower overall yields, resulting in a reduction of invested assets and lower investment income.

Benefits and expenses

Total benefits and expenses decreased $7.5 million, or 4.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease related primarily to the expected runoff of the in-force business and fluctuations in mortality.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(93,134)	$(109,607)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(85,069)	(92,222)
Amortization of deferred policy acquisition costs	(5,422)	(5,781)
Other operating expenses	(12,785)	(14,959)
Total benefits and expenses	(103,276)	(112,962)

NET IMPACT OF REINSURANCE	$10,142	$3,355

The segment’s reinsurance programs do not materially impact the other income line of the income statement. In addition, net investment income generally has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded to the assuming companies. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business assumed from the Company. For business ceded under modified coinsurance arrangements, the amount of investment income attributable to the assuming company is included as part of the overall change in policy reserves and, as such, is reflected in benefit and settlement expenses. The net investment income impact to us and the assuming companies has not been quantified as it is not fully reflected in our consolidated condensed financial statements.

The net impact of reinsurance increased $6.8 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as decreases in ceded premiums more than offset decreases in benefits, amortization of deferred acquisition costs, and expenses largely due to higher ceded claims and surrenders.

Annuities

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$8,775	$10,985	(20.1)%
Reinsurance ceded	(37)	(42)	(11.9)
Net premiums and policy fees	8,738	10,943	(20.1)
Net investment income	116,197	102,982	12.8
Realized gains (losses) - derivatives	9,549	19,088	(50.0)
Other income	5,405	3,110	73.8
Total operating revenues	139,889	136,123	2.8
Realized gains (losses) - investments	102	(6,448)
Total revenues	139,991	129,675	8.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	94,241	85,808	9.8
Amortization of deferred policy acquisition costs and value of business acquired	19,600	45,185	(56.6)
Other operating expenses	9,230	6,375	44.8
Operating benefits and expenses	123,071	137,368	(10.4)
Amortization of DAC / VOBA related to realized gains (losses) - investments	71	(100)
Total benefits and expenses	123,142	137,268	(10.3)
INCOME (LOSS) BEFORE INCOME TAX	16,849	(7,593)	n/m
Less: realized gains (losses)	102	(6,448)
Less: related amortization of DAC	(71)	100
OPERATING INCOME (LOSS)	$16,818	$(1,245)	n/m

The following table summarizes key data for the Annuities segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$218,029	$297,680	(26.8)%
Variable annuity	349,936	139,056	n/m
	$567,965	$436,736	30.0
Average Account Values
Fixed annuity(1)	$7,600,963	$6,682,367	13.7
Variable annuity	2,909,757	1,764,353	64.9
	$10,510,720	$8,446,720	24.4
Interest Spread - Fixed Annuities(2)
Net investment income yield	6.12%	6.13%
Interest credited to policyholders	4.63	4.91
Interest spread	1.49%	1.22%

	As of March 31,
	2010	2009	Change
GMDB - Net amount at risk(3)	$321,424	$903,345	(64.4)%
GMDB Reserves	—	10,864	(100.0)
GMWB Reserves	4,721	13,609	(65.3)
Account value subject to GMWB rider	1,434,230	434,063	n/m
S&P 500® Index	1,169	798	46.5

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Segment operating income was $16.8 million for the three months ended March 31, 2010, compared to an operating loss of $1.2 million for the three months ended March 31, 2009, an increase of $18.1 million. This change included an unfavorable $7.4 million variance related to fair value changes, of which $2.2 million was related to the EIA product and $5.2 million was related to embedded derivatives associated with the VA GMWB rider. The remaining $25.6 million increase in operating income was primarily driven by a $19.2 million unlocking charge recorded within the VA line during the three months ended March 31, 2009. Other items accounted for the remainder of the variance, including a $3.5 million increase in earnings related to wider spreads and average account value growth of 52% in the SPDA line.

Operating revenues

Segment operating revenues increased $3.8 million, or 2.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to an increase in net investment income and other revenue, which was partially offset by decreases in policy fees and gains on derivatives. Average fixed account balances grew 13.7% for the three months ended March 31, 2010, resulting in higher investment income.

Benefits and settlement expenses

Benefits and settlement expenses increased $8.4 million, or 9.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase was primarily the result of higher credited interest, higher unearned premium reserve amortization, and an unfavorable variance in fair value changes in the EIA line. Offsetting this increase was a favorable change of $8.7 million in unlocking and a favorable change of $4.0 million in VA death benefit payments for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Favorable unlocking of $0.1 million was recorded by the segment for the three months ended March 31, 2010.

Amortization of DAC

The decrease in DAC amortization for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was primarily due to a reduction in surrender charge revenue in the market value adjusted (“MVA”) line, fair value changes on the VA GMWB rider, and a $10.8 million unlocking charge in the VA line during the three months ended March 31, 2009. Fair value changes on the VA GMWB rider caused a decrease in amortization of $6.4 million. Favorable DAC unlocking of $0.7 million was recorded by the segment during the three months ended March 31, 2010.

Sales

Total sales increased $131.2 million, or 30.0%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Sales of fixed annuities decreased $79.7 million, or 26.8%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in fixed annuity sales was driven by reduced sales in the EIA, MVA, and immediate annuity lines and was primarily attributable to a lower interest rate environment. MVA sales decreased $92.6 million, or 78.9%, for the three ended March 31, 2010, compared to the three months ended March 31, 2009. SPDA sales increased by $32.8 million, or 21.7%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to expansion of our distribution channels. Sales of variable annuities increased $210.9 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to improved sales management efforts.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$46,420	$63,176	(26.5)%
Other income	—	1,526	(100.0)
Realized gains (losses)	1,536	1,862	(17.5)
Total revenues	47,956	66,564	(28.0)
BENEFITS AND EXPENSES
Benefits and settlement expenses	33,731	42,585	(20.8)
Amortization of deferred policy acquisition costs	979	927	5.6
Other operating expenses	683	983	(30.5)
Total benefits and expenses	35,393	44,495	(20.5)
INCOME BEFORE INCOME TAX	12,563	22,069	(43.1)
Less: realized gains (losses)	1,536	1,862
OPERATING INCOME	$11,027	$20,207	(45.4)

The following table summarizes key data for the Stable Value Products segment:

	For The
	Three Months Ended
	March 31,
	2010	2009		Change
	(Dollars In Thousands)
Sales
GIC	$1,000	$—		n/m %
GFA - Direct Institutional	150,000	—		n/m
GFA - Registered Notes - Institutional	—	—		n/m
GFA - Registered Notes - Retail	—	—		n/m
	$151,000	$—		n/m

Average Account Values	$3,494,977	$4,523,563		(22.7)
Ending Account Values	$3,454,186	$4,360,991		(20.8)

Operating Spread
Net investment income yield	5.31%	5.58%
Interest credited	3.86	3.76
Operating expenses	0.19	0.17
Operating spread	1.26%	1.65	%(1)

(1) Excludes one-time funding agreement retirement gains.

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $11.0 million and decreased $9.2 million, or 45.4%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in operating earnings resulted from a decline in average account values and lower operating spreads. In addition, no income was generated from the early retirement of funding agreements backing medium-term notes for the three months ended March 31, 2010, compared with $1.5 million for the first quarter of 2009. The operating spread decreased 39 basis points to 126 basis points for the three months ended March 31, 2010, compared to an operating spread of 165 basis points during the three months ended March 31, 2009.

Sales

During the three months ended March 31, 2010, we chose to re-enter the stable value market. Total sales were $151.0 million for the three months ended March 31, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$75,578	$83,356	(9.3)%
Reinsurance ceded	(29,991)	(36,686)	(18.2)
Net premiums and policy fees	45,587	46,670	(2.3)
Net investment income	6,330	7,690	(17.7)
Other income	14,569	11,880	22.6
Total operating revenues	66,486	66,240	0.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	15,759	29,931	(47.3)
Amortization of deferred policy acquisition costs	6,931	7,327	(5.4)
Other operating expenses	32,970	24,840	32.7
Total benefits and expenses	55,660	62,098	(10.4)
INCOME BEFORE INCOME TAX	10,826	4,142	n/m
OPERATING INCOME	$10,826	$4,142	n/m

The following table summarizes key data for the Asset Protection segment:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Sales
Credit insurance	$7,692	$8,483	(9.3)%
Service contracts	49,605	45,747	8.5
Other products	11,459	11,768	(2.8)
	$68,756	$65,998	4.2
Loss Ratios (1)
Credit insurance	43.9%	32.1%
Service contracts	52.9	51.0
Other products	(143.2)	234.8

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income

Operating income was $10.8 million, representing an increase of $6.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. First quarter income was comprised of $3.3 million of income from core operations and $7.5 million of income from runoff lines. Credit insurance earnings decreased $1.6 million compared to the prior year, primarily due to unfavorable loss experience, lower investment income, and higher expenses. Service contract earnings increased $0.1 million, or 5.3%, compared to the prior year. Earnings from other products, including runoff lines, increased $8.1 million for the three months ended March 31, 2010, compared to the prior year. The increase resulted primarily from a $7.8 million excess reserve release in the first quarter of 2010 related to the final settlement in the runoff Lender’s Indemnity line. Favorable loss experience in the GAP product line also contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees decreased $1.1 million, or 2.3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to a $0.8 million, or 12.8%, decline in credit insurance premiums.

Other income

Other income increased $2.7 million, or 22.6%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to the impact of taking over the administration of a block of service contract business in the fourth quarter of 2009.

Benefits and settlement expenses

Benefits and settlement expenses decreased $14.2 million, or 47.3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Credit insurance claims for the three months ended March 31, 2010, compared to the prior year, increased $0.4 million, or 19.3%, due to higher loss ratios. Service contract claims increased $0.5 million, or 2.9%, due to higher loss ratios in some product lines. Other products claims decreased $15.1 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decreased included a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity product line of business. In addition, the first quarter of 2009 included a $6.3 million increase in the runoff Lender’s Indemnity product line’s loss reserve related to the commutation of a reinsurance agreement, which was offset by a reduction in other expenses. Improved loss ratios in the GAP product line also contributed to the decrease.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.4 million, or 5.4%, lower for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to lower premiums in the dealer credit insurance line. Other operating expenses increased $8.1 million, or 32.7%, for the three months ended March 31, 2010, primarily due to a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line due to the commutation of a reinsurance agreement in the first quarter of 2009, which was offset by an increase in benefits and settlement expenses. Higher commission expense resulting from an increase in sales in certain service contract lines also contributed to the increase.

Sales

Total segment sales increased $2.8 million, or 4.2%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Credit insurance sales declined $0.8 million, or 9.3%. Service contract sales increased $3.9 million, or 8.5%, compared to the prior year. The decline in the other products line was primarily the result of the discontinuation of the IPP line.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(29,991)	$(36,686)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(20,716)	(24,240)
Amortization of deferred policy acquisition costs	(9,428)	(11,850)
Other operating expenses	(1,805)	(8,541)
Total benefits and expenses	(31,949)	(44,631)

NET IMPACT OF REINSURANCE	$1,958	$7,945

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Reinsurance premiums ceded decreased $6.7 million, or 18.2%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower auto sales. Ceded unearned premium reserves and claim reserves with PARC’s are generally secured by trust accounts, letters of credit, or on a funds withheld basis.

Benefits and settlement expenses ceded decreased $3.5 million, or 14.5%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $2.4 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded decreased $6.7 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The fluctuation was primarily attributable to a $6.3 million bad debt recovery in the runoff Lender’s Indemnity product line as a result of the commutation of a reinsurance agreement in the first quarter of 2009.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which will increase the assuming companies’ profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated condensed financial statements.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$6,371	$6,898	(7.6)%
Reinsurance ceded	—	(1)	(100.0)
Net premiums and policy fees	6,371	6,897	(7.6)
Net investment income	22,719	12,888	76.3
Realized gains (losses) - investments	—	—
Realized gains (losses) - derivatives	42	42
Other income	2	50	(96.0)
Total operating revenues	29,134	19,877	46.6
Realized gains (losses) - investments	(8,029)	(74,017)
Realized gains (losses) - derivatives	(4,365)	20,023
Total revenues	16,740	(34,117)	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	6,537	7,715	(15.3)
Amortization of deferred policy acquisition costs	448	484	(7.4)
Other operating expenses	25,932	22,195	16.8
Total benefits and expenses	32,917	30,394	8.3
INCOME (LOSS) BEFORE INCOME TAX	(16,177)	(64,511)	(74.9)
Less: realized gains (losses) - investments	(8,029)	(74,017)
Less: realized gains (losses) - derivatives	(4,365)	20,023
OPERATING INCOME (LOSS)	$(3,783)	$(10,517)	(64.0)

For The Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

Segment operating income (loss)

Corporate and Other segment operating loss was $3.8 million for the three months ended March 31, 2010, compared to a loss of $10.5 million for the three months ended March 31, 2009. The variance was primarily due to an improvement of $9.8 million in investment income, including a $0.7 million improvement in the trading portfolio compared to the three months ended March 31, 2009. This increase was partially offset by an increase in interest expense of $1.7 million.

Operating revenues

Net investment income for the segment increased $9.8 million, or 76.3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, and net premiums and policy fees decreased $0.5 million, or 7.6%. The increase in net investment income was primarily the result of investing amounts that were previously being held as cash and short-term investments, as well as an improvement of $0.7 million related to the trading portfolio.

Benefits and expenses

Benefits and expenses increased $2.5 million, or 8.3%, for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to an increase in interest expense of $1.7 million.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowners’ equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2010, our investment portfolio was approximately $29.9 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table includes the reported values of our invested assets:

	As of
	March 31, 2010		December 31, 2009
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2010 - $18,845,866; 2009 - $18,371,924)	$18,902,639	63.2%	$18,097,314	62.5%
Privately issued bonds (amortized cost: 2010 - $4,252,772; 2009 - $4,819,025)	4,263,478	14.3	4,697,946	16.2
Fixed maturities	23,166,117	77.5	22,795,260	78.7
Equity securities (cost: 2010 - $241,641; 2009 - $240,764)	241,725	0.8	235,124	0.8
Mortgage loans	4,856,352	16.2	3,870,587	13.4
Investment real estate	7,302	0.0	7,347	0.0
Policy loans	783,580	2.6	794,276	2.7
Other long-term investments	208,546	0.7	216,189	0.7
Short-term investments	639,700	2.2	1,039,947	3.7
Total investments	$29,903,322	100.0%	$28,958,730	100.0%

Included in the preceding table are $3.0 billion and $2.9 billion of fixed maturities and $236.5 million and $250.8 million of short-term investments classified as trading securities as of March 31, 2010 and December 31, 2009, respectively. The trading portfolio includes invested assets of $2.7 billion as of March 31, 2010 and December 31, 2009, held pursuant to Modco arrangements under which the economic risks and benefits of the investments are passed to third-party reinsurers.

Fixed Maturity Investments

As of March 31, 2010, our fixed maturity investment holdings were approximately $23.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2010	December 31, 2009
AAA	14.7%	19.9%
AA	4.1	4.9
A	21.9	18.7
BBB	45.7	42.9
Below investment grade	13.6	13.6
	100.0%	100.0%

The increase in BBB securities reflected in the table above is a result of negative ratings migration on securities owned by the Company. During the first quarter of 2010 and the year of 2009, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of March 31, 2010, based upon amortized cost, $96.0 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.0 billion fixed maturity securities held by us (0.42% of total fixed maturity securities).

Declines in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowners’ equity. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated condensed statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income. The increase in BBB and below investment grade assets, as shown in the preceding table, is primarily a result of ratings downgrades related to our corporate credit and residential mortgage-backed securities (“RMBS”) holdings.

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2010	December 31, 2009
	(Dollars In Millions)
Corporate Bonds	$15,704.2	$14,829.1
Residential mortgage-backed securities	3,708.1	3,904.7
Commercial mortgage-backed securities	269.9	1,123.3
Other asset-backed securities	959.2	1,120.8
U.S. government-related bonds	1,576.2	808.7
Other government-related bonds	307.1	608.5
States, municipals and political subdivisions	641.4	400.1
Total Fixed Income Portfolio	$23,166.1	$22,795.2

Within our fixed maturity securities, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $20.2 billion or 87.3% of our fixed maturities as “available-for-sale” as of March 31, 2010. These securities are carried at fair value on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 12.7%, of our fixed maturities as of March 31, 2010. Of this balance, fixed maturities with a market value of $2.7 billion and short-term investments with a market value of $236.5 million were added as part of the Chase Insurance Group acquisition. Investment results for the Chase Insurance Group portfolios, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2010	December 31, 2009
	(Dollars In Thousands)
AAA	$711,910	$834,733
AA	117,216	73,210
A	642,756	544,135
BBB	969,894	950,252
Below investment grade	291,646	281,487
Total Modco trading fixed maturities	$2,733,422	$2,683,817

A portion of our bond portfolio is invested in RMBS, commercial mortgage-backed securities (“CMBS”), and other asset-backed securities. These holdings as of March 31, 2010, were approximately $4.9 billion. Mortgage-backed securities are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates. In addition, we have entered into derivative contracts at times to partially offset the volatility in the market value of these securities.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of March 31, 2010. As of March 31, 2010, these holdings were approximately $3.7 billion. Planned amortization class securities (“PACs”) pay down according to a schedule. Sequentials receive payments in order until each class is paid off. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	64.9%
PAC	15.7
Pass Through	3.6
Other	15.8
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	34.6%
AA	5.6
A	6.8
BBB	11.5
Below investment grade	41.5
100.0%

As of March 31, 2010, we held $445.0 million, or 1.5% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2009, we held securities with a market value of $466.1 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A grouped by rating category as of March 31, 2010:

Percentage of
Alt-A
Rating	Securities
AAA	1.3%
A	1.0
BBB	4.1
Below investment grade	93.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2010:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$5.9	$—	$—	$—	$—	$5.9
A	4.3	—	—	—	—	4.3
BBB	18.2	—	—	—	—	18.2
Below investment grade	236.6	180.0	—	—	—	416.6
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$265.0	$180.0	$—	$—	$—	$445.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(0.5)	$—	$—	$—	$—	$(0.5)
A	0.7	—	—	—	—	0.7
BBB	(0.2)	—	—	—	—	(0.2)
Below investment grade	(46.7)	(29.4)	—	—	—	(76.1)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(46.7)	$(29.4)	$—	$—	$—	$(76.1)

The following table includes the percentage of our collateral classified as sub-prime grouped by rating category as of March 31, 2010:

Percentage of
Sub-prime
Rating	Securities
AAA	0.6%
AA	3.1
A	6.9
BBB	2.0
Below investment grade	87.4
100.0%

As of March 31, 2010, we had RMBS with a total fair value of $39.5 million, or 0.1% of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2009, we held securities with a fair market value of $35.2 million of securities supported by collateral classified as sub-prime. The following tables categorize the estimated fair value and unrealized gain (loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of March 31, 2010:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$0.3	$—	$—	$—	$—	$0.3
AA	1.2	—	—	—	—	1.2
A	2.7	—	—	—	—	2.7
BBB	0.8	—	—	—	—	0.8
Below investment grade	19.6	14.9	—	—	—	34.5
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$24.6	$14.9	$—	$—	$—	$39.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.1)	—	—	—	—	(0.1)
A	(0.4)	—	—	—	—	(0.4)
BBB	(0.5)	—	—	—	—	(0.5)
Below investment grade	(7.5)	(19.7)	—	—	—	(27.2)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(8.5)	$(19.7)	$—	$—	$—	$(28.2)

The following table includes the percentage of our collateral classified as prime grouped by rating category as of March 31, 2010:

Percentage of
Prime
Rating	Securities
AAA	39.6%
AA	6.5
A	7.6
BBB	12.7
Below investment grade	33.6
100.0%

As of March 31, 2010, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair market value of $3.2 billion, or 10.8%, of total invested assets. As of December 31, 2009, we held securities with a fair market value of $3.4 billion of RMBS collateralized by prime mortgage loans (including agency mortgages). The following tables categorize the estimated fair value and unrealized gain (loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2010:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$1,266.5	$10.1	$—	$—	$—	$1,276.6
AA	208.3	—	—	—	—	208.3
A	236.4	8.0	—	—	—	244.4
BBB	384.3	23.9	—	—	—	408.2
Below investment grade	837.4	248.7	—	—	—	1,086.1
Total mortgage-backed securities collateralized by prime mortgage loans	$2,932.9	$290.7	$—	$—	$—	$3,223.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$40.1	$0.6	$—	$—	$—	$40.7
AA	(5.2)	—	—	—	—	(5.2)
A	(0.3)	0.5	—	—	—	0.2
BBB	(46.2)	(0.7)	—	—	—	(46.9)
Below investment grade	(133.7)	(47.7)	—	—	—	(181.4)
Total mortgage-backed securities collateralized by prime mortgage loans	$(145.3)	$(47.3)	$—	$—	$—	$(192.6)

Commercial mortgage-backed securities - Our CMBS portfolio consists of CMBS issued in securitization transactions. Portions of the CMBS are sponsored by us, in which we securitized portions of our mortgage loan portfolio. As of March 31, 2010, the CMBS holdings were approximately $269.9 million. The following table includes the percentages of our CMBS holdings grouped by rating category as of March 31, 2010:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	97.6%
BBB	2.4
100.0%

The following tables include external CMBS as of March 31, 2010:

External Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$218.2	$—	$45.3	$—	$—	$263.5
BBB	6.4	—	—	—	—	6.4
Total external commercial mortgage-backed securities	$224.6	$—	$45.3	$—	$—	$269.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$10.1	$—	$2.2	$—	$—	$12.3
BBB	(0.7)	—	—	—	—	(0.7)
Total external commercial mortgage-backed securities	$9.4	$—	$2.2	$—	$—	$11.6

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2010, these holdings were approximately $959.2 million. The following table includes the percentages of our other asset-backed security holdings grouped by rating category as of March 31, 2010:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	93.6%
AA	3.3
A	0.7
BBB	1.4
Below investment grade	1.0
100.0%

The following tables include our other asset-backed securities as of March 31, 2010:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$649.4	$213.0	$35.8	$—	$—	$898.2
AA	32.0	—	—	—	—	32.0
A	6.9	—	—	—	—	6.9
BBB	6.6	7.3	—	—	—	13.9
Below investment grade	0.7	7.5	—	—	—	8.2
Total asset-backed securities	$695.6	$227.8	$35.8	$—	$—	$959.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2006 and
Rating	Prior	2007	2008	2009	2010	Total
	(Dollars In Millions)
AAA	$(36.8)	$(21.0)	$0.3	$—	$—	$(57.5)
AA	3.0	—	—	—	—	3.0
A	0.4	—	—	—	—	0.4
BBB	(1.5)	—	—	—	—	(1.5)
Below investment grade	(0.3)	(15.3)	—	—	—	(15.6)
Total asset-backed securities	$(35.2)	$(36.3)	$0.3	$—	$—	$(71.2)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) and Fitch Ratings (“Fitch”). If a bond is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the bond based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2010, over 99.0% of our bonds were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Market	As of	% Market
	March 31, 2010	Value	December 31, 2009	Value
	(Dollars In Thousands)
Banking	$2,036,994	8.8%	$1,954,801	8.6%
Other finance	158,546	0.7	82,694	0.4
Electric	2,891,996	12.5	2,647,171	11.6
Natural gas	1,959,108	8.5	1,784,380	7.8
Insurance	1,651,072	7.1	1,529,027	6.7
Energy	1,420,528	6.1	1,367,288	6.0
Communications	1,035,558	4.5	1,078,797	4.7
Basic industrial	974,140	4.2	934,521	4.1
Consumer noncyclical	995,618	4.3	958,416	4.2
Consumer cyclical	433,562	1.9	490,334	2.2
Finance companies	233,699	1.0	230,376	1.0
Capital goods	596,242	2.6	531,477	2.3
Transportation	469,075	2.0	426,265	1.9
Other industrial	122,974	0.5	90,364	0.4
Brokerage	414,825	1.8	375,601	1.6
Technology	259,750	1.1	289,029	1.3
Real estate	45,508	0.2	53,517	0.2
Other utility	5,006	0.0	5,049	0.0
Commercial mortgage-backed securities	269,883	1.2	1,123,321	4.9
Other asset-backed securities	959,226	4.1	1,120,761	4.9
Residential mortgage-backed non-agency securities	2,829,171	12.2	2,987,406	13.1
Residential mortgage-backed agency securities	878,960	3.8	917,312	4.0
U.S. government-related securities	1,576,211	6.8	808,683	3.5
Other government-related securities	307,114	1.3	608,530	2.7
States, municipals, and political divisions	641,351	2.8	400,140	1.9
Total	$23,166,117	100.0%	$22,795,260	100.0%

Our investments in debt and equity securities are reported at market value, and investments in mortgage loans are reported at amortized cost. As of March 31, 2010, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $23.2 billion, which was 0.9% below amortized cost of $23.0 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2010, our mortgage loan holdings were approximately $4.9 billion. We do not lend on what we consider to be speculative properties and have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based on a conservative, disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2010 and 2009, our allowance for mortgage loan credit losses was $5.7 million and $2.3 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2010, we estimated the fair value of our mortgage loans to be $5.2 billion (using discounted cash flows from the next call date), which was 6.1% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2010, approximately $812.5 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call or interest rate reset provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to call the loans or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of March 31, 2010, delinquent mortgage loans and foreclosed properties were less than 0.16% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated condensed balance sheet (“balance sheet”) in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of March 31, 2010, $29.1 million of the mortgage loan portfolio was nonperforming. In addition, as of March 31, 2010, $16.1 million of the mortgage loan portfolio that is subject to a pooling and servicing agreement was being restructured under the terms and conditions of the pooling and service agreement.

It is our policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status.

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2010, securities with a market value of $96.2 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of March 31, 2010, the fair market value of the collateral related to this program was $94.8 million and we have an obligation to return $98.6 million of collateral to the securities borrowers.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2010:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$2,669,160	13.2%
AA	815,596	4.0
A	4,403,757	21.8
BBB	9,523,972	47.1
Investment grade	17,412,485	86.1
BB	1,083,095	5.4
B	563,143	2.8
CCC or lower	1,156,632	5.7
In or near default	—	—
Below investment grade	2,802,870	13.9
Total	$20,215,355	100.0%

Not included in the table above are $2.6 billion of investment grade and $376.5 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2010:

Creditor	Market Value
(Dollars In Millions)
Federal Home Loan Mortgage Corporation	$213.7
Berkshire Hathaway Inc.	178.5
Verizon Communications Inc.	176.8
Federal National Mortgage Association	172.1
Wells Fargo & Company	169.1
Bank of America Corp	156.0
PNC Financial Services Group	144.8
Prudential Financial Inc.	139.7
Metlife Inc.	136.3
AT&T Corporation	133.6

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

In April of 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires increased and more frequent disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt the guidance in the first quarter of 2009. For the three months ended March 31, 2010, we recorded total other-than-temporary impairments of approximately $21.9 million with $10.0 million of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2010, we concluded that approximately $11.9 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $10.0 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The
	Three Months Ended
	March 31,
	2010	2009	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$9,841	$5,475	$4,366
Fixed maturity losses - sales	(1,378)	(26)	(1,352)
Equity gains - sales	—	—	—
Equity losses - sales	—	—	—
Impairments on fixed maturity securities	(11,869)	(70,386)	58,517
Impairments on equity securities	—	(19,440)	19,440
Modco trading portfolio trading activity	44,093	(45,878)	89,971
Other	(2,919)	(1,518)	(1,401)
Total realized gains (losses) - investments	$37,768	$(131,773)	$169,541

Derivatives related to mortgage loan commitments	$—	$2,296	$(2,296)
Embedded derivatives related to reinsurance	(31,094)	60,632	(91,726)
Other interest rate swaps	(2,392)	14,148	(16,540)
Interest rate floors	(900)	650	(1,550)
GMWB embedded derivatives	9,124	19,801	(10,677)
Other derivatives	785	17	768
Total realized gains (losses) - derivatives	$(24,477)	$97,544	$(122,021)

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the three months ended March 31, 2010, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment.

Realized losses are comprised of both write-downs on other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2010, we recognized pre-tax other-than-temporary impairments of $11.9 million, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $10.0 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. Other-than-temporary impairments totaled $89.8 million for the three months ended March 31, 2009. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

For The
Three Months Ended
March 31, 2010
(Dollars In Millions)
Alt-A MBS	$9.3
Other MBS	1.1
Other Corporate Bonds	1.4
Sub-prime Bonds	0.1
Total	$11.9

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2010, we sold securities in an unrealized loss position with a market value of $102.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$77,900	75.9%	$(1,256)	91.2%
>90 days but <= 180 days	14,500	14.1	(76)	5.5
>180 days but <= 270 days	—	0.0	—	0.0
>270 days but <= 1 year	233	0.2	(10)	0.7
>1 year	10,067	9.8	(36)	2.6
Total	$102,700	100.0%	$(1,378)	100.0%

For the three months ended March 31, 2010, the Company sold securities in an unrealized loss position with a market value (proceeds) of $102.7 million. The loss realized on the sale of these securities was $1.4 million. For the three months ended March 31, 2010, we sold securities in an unrealized gain position with a market value of $951.0 billion. The gain realized on the sale of these securities was $9.8 million.

The $2.9 million of other realized losses recognized for the three months ended March 31, 2010, consists primarily of the change in mortgage loan reserves.

As of March 31, 2010, net gains of $44.1 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $13.3 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains (losses) on derivative contracts closed during the period.

From time to time, we have taken short positions in U.S. Treasury futures to mitigate interest rate risk related to our mortgage loan commitments. There were no outstanding positions for the three months ended March 31, 2010.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $31.1 million of losses on these embedded derivatives for the three months ended March 31, 2010, was the result of spread tightening. For the three months ended March 31, 2010, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of assets. These positions resulted in net losses of $2.4 million for the three months ended March 31, 2010. The net losses were primarily the result of $1.6 million in mark-to-market losses during the period.

Interest rate floor agreements with PLC generated unrealized losses of $0.9 million, for the three months ended March 31, 2010.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized gains of $9.1 million for the three months ended March 31, 2010.

We also use various swaps and options to mitigate risk related to other exposures. These derivative contracts generated gains of $0.8 million for the three months ended March 31, 2010.

Unrealized Gains and Losses – Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2010, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including our ability and intent to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain (loss) position of the portfolio. As of March 31, 2010, we had an overall net unrealized gain of $67.6 million, prior to tax and DAC offsets, compared to a $401.3 million loss as of December 31, 2009.

Credit and RMBS markets have experienced volatility across numerous asset classes over the past two years, primarily as a result of marketplace uncertainty arising from the failure or near failure of a number of large financial service companies resulting in intervention by the United States Federal Government, downgrades in ratings, interest rate changes, higher defaults in sub-prime and Alt-A residential mortgage loans, and a weakening of the overall economy. In connection with this uncertainty, we believe investors have departed from many investments in other asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with fewer lender protections or those with reduced transparency and/or complex features which may hinder investor understanding. We believe these factors have contributed to the level of our net unrealized investment losses through declines in market values over the past two years.

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2010, the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,608,884	32.9%	$2,665,671	30.9%	$(56,787)	8.2%
>90 days but <= 180 days	548,867	6.9	564,157	6.5	(15,290)	2.2
>180 days but <= 270 days	82,979	1.0	88,524	1.0	(5,545)	0.8
>270 days but <= 1 year	28,171	0.4	28,784	0.3	(613)	0.1
>1 year but <= 2 years	970,088	12.2	1,089,058	12.6	(118,970)	17.1
>2 years but <= 3 years	2,812,615	35.5	3,194,041	37.1	(381,426)	54.9
>3 years but <= 4 years	379,857	4.8	425,982	4.9	(46,125)	6.6
>4 years but <= 5 years	448,024	5.7	511,726	5.9	(63,702)	9.2
>5 years	43,434	0.6	49,868	0.8	(6,434)	0.9
Total	$7,922,919	100.0%	$8,617,811	100.0%	$(694,892)	100.0%

The majority of the unrealized loss as of March 31, 2010, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2009. However, certain types of securities, including tranches of RMBS and other asset-backed securities continue to be priced at a level which has caused the unrealized losses noted above.

As of March 31, 2010, the Barclays Investment Grade Index was priced at 136 bps versus a 10 year average of 160 bps. Similarly, the Barclays High Yield Index was priced at 570 bps versus a 10 year average of 617 bps. As of March 31, 2010, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.54%, 3.82%, and 4.71%, compared to 10 year averages of 3.78%, 4.36%, and 4.87%, respectively.

As of March 31, 2010, 38.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management, and liquidity requirements.

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

As of March 31, 2010, there were estimated gross unrealized losses of $86.7 million and $26.6 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of March 31, 2010, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three months ended March 31, 2010, we recorded $11.9 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2010, is presented in the following table:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$932,178	11.8%	$1,025,541	11.9%	$(93,363)	13.4%
Other finance	62,080	0.8	62,518	0.7	(438)	0.1
Electric	632,490	8.0	663,299	7.7	(30,809)	4.4
Natural gas	359,082	4.5	376,009	4.4	(16,927)	2.4
Insurance	621,041	7.8	670,084	7.8	(49,043)	7.1
Energy	121,068	1.5	123,378	1.4	(2,310)	0.3
Communications	171,331	2.2	188,899	2.2	(17,568)	2.5
Basic industrial	143,744	1.8	153,847	1.8	(10,103)	1.5
Consumer noncyclical	155,464	2.0	160,224	1.9	(4,760)	0.7
Consumer cyclical	159,666	2.0	170,593	2.0	(10,927)	1.6
Finance companies	119,301	1.5	127,422	1.5	(8,121)	1.2
Capital goods	138,156	1.7	145,559	1.7	(7,403)	1.1
Transportation	52,551	0.7	56,774	0.7	(4,223)	0.6
Other industrial	67,622	0.9	69,596	0.8	(1,974)	0.3
Brokerage	128,119	1.6	138,548	1.6	(10,429)	1.5
Technology	50,326	0.6	54,074	0.6	(3,748)	0.5
Real estate	19,079	0.2	19,360	0.2	(281)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	6,365	0.1	7,009	0.1	(644)	0.1
Other asset-backed securities	665,603	8.4	743,261	8.6	(77,658)	11.2
Residential mortgage-backed non-agency securities	2,079,001	26.2	2,410,950	28.0	(331,949)	47.8
Residential mortgage-backed agency securities	174,835	2.2	176,868	2.1	(2,033)	0.3
U.S. government-related securities	835,649	10.5	842,125	9.8	(6,476)	0.9
Other government-related securities	61,182	0.8	61,810	0.7	(628)	0.1
States, municipals, and political divisions	166,965	2.2	170,019	1.8	(3,054)	0.4
Total	$7,922,919	100.0%	$8,617,811	100.0%	$(694,892)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2010	December 31, 2009

Banking	13.4%	14.1%
Other finance	0.1	0.0
Electric	4.4	3.9
Natural gas	2.4	2.0
Insurance	7.1	8.2
Energy	0.3	0.4
Communications	2.5	1.9
Basic industrial	1.5	1.6
Consumer noncyclical	0.7	0.8
Consumer cyclical	1.6	1.7
Finance companies	1.2	1.7
Capital goods	1.1	1.2
Transportation	0.6	0.8
Other industrial	0.3	0.4
Brokerage	1.5	1.6
Technology	0.5	0.4
Real estate	0.0	0.1
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.1	8.8
Other asset-backed securities	11.2	8.3
Residential mortgage-backed non-agency securities	47.8	40.6
Residential mortgage-backed agency securities	0.3	0.3
U.S. government-related securities	0.9	0.4
Other government-related securities	0.1	0.1
States, municipals, and political divisions	0.4	0.7
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2010, varies, with 31.5% maturing in less than 5 years, 22.1% maturing between 5 and 10 years, and 46.4% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2010:

S&P or Equivalent	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$3,324,933	42.0%	$3,447,804	40.0%	$(122,871)	17.7%
BBB	2,361,045	29.8	2,503,079	29.0	(142,034)	20.4
Investment grade	5,685,978	71.8	5,950,883	69.0	(264,905)	38.1
BB	697,656	8.8	770,482	8.9	(72,826)	10.5
B	477,118	6.0	554,691	6.4	(77,573)	11.2
CCC or lower	1,062,167	13.4	1,341,755	15.7	(279,588)	40.2
Below investment grade	2,236,941	28.2	2,666,928	31.0	(429,987)	61.9
Total	$7,922,919	100.0%	$8,617,811	100.0%	$(694,892)	100.0%

As of March 31, 2010, we held 258 positions of below investment grade securities totaling $2.2 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $430.0 million, of which $424.2 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 7.5% of invested assets. As of March 31, 2010, securities in an unrealized loss position that were rated as below investment grade represented 28.2% of the total market value and 61.9% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were

$616.7 million. A widening of credit spreads is estimated to account for unrealized losses of $773.9 million, with changes in treasury rates offsetting this loss by an estimated $154.4 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of March 31, 2010, were super senior or senior bonds in the capital structure. Our non-agency portfolio has a weighted-average life of 2.59 years.

The following table includes the estimated market value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2010:

	Estimated	% Market	Amortized	% Amortized	Unrealized	% Unrealized
	Market Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$86,992	3.9%	$87,937	3.3%	$(945)	0.2%
>90 days but <= 180 days	6,884	0.3	7,143	0.3	(259)	0.1
>180 days but <= 270 days	22,168	1.0	26,447	1.0	(4,279)	1.0
>270 days but <= 1 year	7,860	0.4	8,131	0.3	(271)	0.1
>1 year but <= 2 years	452,817	20.2	542,288	20.3	(89,471)	20.8
>2 years but <= 3 years	1,361,222	60.9	1,629,837	61.1	(268,615)	62.5
>3 years but <= 4 years	95,773	4.3	121,964	4.6	(26,191)	6.1
>4 years but <= 5 years	177,132	7.9	213,214	8.0	(36,082)	8.4
>5 years	26,093	1.1	29,967	1.1	(3,874)	0.8
Total	$2,236,941	100.0%	$2,666,928	100.0%	$(429,987)	100.0%

LIQUIDITY AND CAPITAL RESOURCES

2009 was a year of tremendous challenge in the financial services industry. The banking and financial services industry continued to experience deterioration and a significant amount of multiple notch ratings downgrades of securities held as investments, including downgrades to below investment grade status. In response to these events and to be prepared for potential policy and contract holder surrenders and negative market perception, management made a strategic decision to carry large amounts of cash and short-term investments during the year. Carrying an elevated level of cash and short-term liquid assets, while significantly reducing our liquidity risk, negatively impacts our earnings results as the yield on such assets is much lower than the yields on longer-dated assets. While we have made progress during the first quarter of 2010 in investing portions of this high balance of cash and short-term liquid assets, we continue to work towards reducing our cash and short-term investments to a more normalized level.

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

In the event of significant unanticipated cash requirements beyond our normal liquidity requirements, we have additional sources of liquidity available depending on market conditions and the amount and timing of the liquidity need. These additional sources of liquidity include cash flows from operations, the sale of liquid assets, accessing our credit facility, and other sources described herein.

Our decision to sell investment assets could be impacted by accounting rules, including rules relating to the likelihood of a requirement to sell securities before recovery of our cost basis. Under stressful market and economic conditions, liquidity may broadly deteriorate which could negatively impact our ability to sell investment assets. If we require on short notice significant amounts of cash in excess of normal requirements, we may have difficulty selling investment assets in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

While we anticipate that our cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of March 31, 2010, we had no outstanding balance related to such borrowings. During the three months ended March 31, 2010, we had a maximum balance outstanding of $300 million related to these programs. The average daily balance was $113.3 million, during the three months ended March 31, 2010.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to a maximum principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. We did not have an outstanding balance under the Credit Facility as of March 31, 2010. PLC had an outstanding balance of $260.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2010. Of this amount, PLC previously utilized $180.0 million to purchase non-recourse funding obligations issued by a wholly owned special-purpose financial captive insurance company. For additional information related to special purpose financial captives, see “Capital Resources”. PLC was in compliance with all financial debt covenants of the Credit Facility as of March 31, 2010.

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

We are a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. We held $58.9 million of common stock as of March 31, 2010, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2010, we had $751.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2010, we reported approximately $599.1 million (fair value) of Auction Rate Securities (“ARS”), which were all rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

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

The auction rate securities are classified as a Level 3 valuation. An unrealized loss of $58.3 million was recorded as of March 31, 2010, and an unrealized loss of $45.0 million was recorded as of March 31, 2009, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

In response to the volatility and disruption in the credit markets, we have maintained a high balance of cash and short-term investments to provide liquidity for cash outflows projected for the coming months. As of March 31, 2010, we held cash and short-term investments of $782.3 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Three Months Ended
	March 31,
	2010	2009
	(Dollars In Thousands)

Net cash provided by operating activities	$334,047	$195,049
Net cash (used in) provided by investing activities	(337,394)	487,525
Net cash used in financing activites	(16,917)	(666,747)
Total	$(20,264)	$15,827

For the Three Months Ended March 31, 2010 compared to The Three Months Ended March 31, 2009

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

Net cash provided by (used in) investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. The change in net cash (used in) provided by investing activities was primarily due to investing amounts that were previously held for liquidity purposes, as well as portfolio rebalancing activities.

Net cash used in financing activities - Changes in cash from financing activities primarily relate to the issuance and repayment of borrowings, dividends to our stockholders, and other capital transactions, as well as the issuance of, and redemptions and benefit payments on, investment contracts. The variance for three months ended March 31, 2010 compared to the three months ended March 31, 2009, was primarily the result of investment product and universal life withdrawal activity.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

We have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. PLC had an outstanding balance of $260.0 million as of March 31, 2010, under the Credit Facility at an interest rate of LIBOR plus 0.40%. Of this amount, $180.0 million was utilized to purchase non-recourse funding obligations issued by Golden Gate Captive Insurance Company (“Golden Gate”) a special-purpose financial captive. As the need arises, PLC may utilize the Credit Facility to fund reserve financing in future periods.

As of March 31, 2010, Golden Gate had an outstanding balance under its surplus notes facility (the “Facility”) of floating rate surplus notes with an aggregate principal amount of $980.0 million. The Notes were issued in order to provide financing for a portion of the statutory reserves associated with a block of life insurance policies. See Note 15, Subsequent Events for additional information. The Company has experienced higher borrowing costs associated with these Notes.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special-purpose financial captive insurance company had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2010. These non-recourse funding obligations mature in 2052. We do not anticipate having to pursue additional funding related to this block of business; however, we have contingent approval to issue an additional $100 million of obligations if necessary. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher proportional borrowing costs associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of a higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations.

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

A life insurance company’s statutory capital is computed according to rules prescribed by NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in the statutory capital of us and our insurance subsidiaries. We and our subsidiaries may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period.  Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.  The maximum amount that would qualify as ordinary dividends to us from our insurance subsidiaries in 2010 is estimated to be $704.8 million.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2010, we ceded premiums to third-party reinsurers amounting to $299.9 million. In addition, we had receivables from reinsurers amounting to $5.3 billion as of March 31, 2010. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

During 2008, Scottish Re US (“SRUS”) received a statutory accounting permitted practice from the Delaware Department of Insurance (“the Department”) that, in light of decreases in the fair value of the securities in SRUS’s qualifying reserve credit trust accounts on business ceded to certain securitization companies, relieved SRUS of the need to receive additional capital contributions. On January 5, 2009, the Department issued an order of supervision (the “Order of Supervision”) against SRUS, in accordance with Delaware law, which, among other things, requires the Department’s consent to any transaction outside the ordinary course of business, and which, in large part, formalized certain reporting and processes already informally in place between SRUS and the Department. On April 3, 2009, the Department issued an Extended and Amended Order of Supervision against SRUS which, among other things, clarified that payments made by SRUS to its ceding insurers in satisfaction of claims or other obligations are not subject to the Department’s approval, but that any amendments to its reinsurance agreements must be disclosed to and approved by the Department. SRUS continues to promptly pay claims and satisfy its other obligations to our insurance subsidiaries. We cannot predict what these or other changes in the status of SRUS’s financial condition may have on our ability to take reserve credit for the business ceded to SRUS. If we were unable to take reserve credit for the business ceded to SRUS, it could have a material adverse impact on both our GAAP and statutory financial condition and results of operations. As of March 31, 2010, we had approximately $185.8 million of GAAP recoverables from SRUS, and $503.3 million of ceded statutory reserves related to SRUS.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. Rating organizations also publish credit ratings for the issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important in the debt issuer’s overall ability to access credit markets and other types of liquidity. Ratings are not recommendations to buy our securities. The following table summarizes the ratings of us and our significant member companies from the major independent rating organizations as of March 31, 2010:

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

As of March 31, 2010, we had policy liabilities and accruals of approximately $18.6 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.71%.

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

As of March 31, 2010, we carried a $17.6 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$2,931,836	$45,340	$90,680	$90,680	$2,705,136
Stable value products(2)	3,953,108	1,156,529	1,472,434	726,164	597,981
Operating leases(3)	32,865	6,776	11,463	9,314	5,312
Home office lease(4)	77,667	712	1,415	75,540	—
Mortgage loan commitments	247,271	247,271	—	—	—
Policyholder obligations(5)	24,147,103	2,310,030	3,344,162	3,020,998	15,471,913
Total	$31,389,850	$3,766,658	$4,920,154	$3,922,696	$18,780,342

(1)	Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.
(2)	Anticipated stable value products cash flows including interest.
(3)	Includes all lease payments required under operating lease agreements.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted FASB guidance on fair value measurements and disclosures. This guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 1, Basis of Presentation and Note 12, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively-traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of March 31, 2010, $852.8 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values. As of March 31, 2010, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $27.6 million and $128.2 million. These amounts reflect the full fair value of the derivatives do not isolate the discrete value associated with the specific subjective valuation variable.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating and other market conditions. As of March 31, 2010, the Level 3 fair value of these liabilities was $150.6 million.

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

Of our $880.4 billion of assets classified as Level 3 assets, $651.2 million were asset-backed securities. Of this amount, $610.1 million were student loan related asset-backed securities, $37.5 million were non-student loan related asset-backed securities, and $3.6 million were other mortgage-backed securities. The years of issuance of the asset-backed securities are as follows:

Year of Issuance	Amount
(In Millions)

2002	$298
2003	110
2004	114
2005	16
2006	30
2007	83
Total	$651

The ABS was rated as follows: $618.3 million were AAA rated, $26.0 million were AA rated, and $6.9 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2010, we had outstanding mortgage loan commitments of $247.3 million at an average rate of 6.31%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

In 2009, the NAIC approved regulatory changes that could potentially impact the life insurance industry, including the Company and its insurance subsidiaries. The NAIC approved an initiative to create a new modeling and assessment process for non-agency RMBS for calendar year 2009. The NAIC’s Valuation of Securities Task Force indicated that this modeling and assessment process would continue for future periods until a more comprehensive solution for the valuation of all loan-backed and structured securities is fully developed and implemented. The NAIC also approved changes to the measurements used to determine the amount of deferred tax assets (“DTAs”) an insurance company may claim as admitted assets on its statutory financial statements. These changes are predicted to have the effect of increasing the amount of DTAs an insurance company may claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009 and 2010. In addition, the NAIC has adopted a temporary modification to the Mortgage Experience Adjustment Factor for calendar year 2009 that will reduce the factor’s volatility, and is currently working on a permanent modification. However, the NAIC is currently also considering proposed changes to the capital factors to be applied to commercial mortgages held by insurance companies, including the Company’s insurance subsidiaries. Such changes, if adopted as proposed, could result in the Company’s insurance subsidiaries being required to hold additional capital in support of their respective commercial mortgage portfolios. The NAIC also adopted modifications to the model regulation permitting the recognition of the preferred mortality table and amendments to the model regulation regarding the valuation of life insurance policies. In some states, changes to state regulation will be required to implement these NAIC amendments to model regulations.

The NAIC has also adopted a revised version of its Model Standard Valuation Law (the “SVL”) that would implement a new principles-based reserving method to life insurance and annuity reserves. The SVL will need to be enacted by state legislatures and a reserving valuation manual will need to be completed before principles-based reserving will be in effect. We cannot provide any assurance as to what impact the adopting of principles-based reserving, if it occurs, will have on our reserve requirements.

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

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition, or future results of operations.

Insurance companies are highly regulated and subject to numerous legal restrictions and regulations.

The Company is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial and/or market conduct examinations of the Company and its subsidiaries may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company that could, if determined adverse, have a material impact on the Company. The Company is required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

Although the Company is subject to state regulation, in many instances the state regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal or accounting issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause the Company to change its views regarding the actions it needs to take from a legal risk management perspective, which could necessitate changes to the Company’s practices that may, in some cases, limit its ability to grow and improve profitability.

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

At the federal level, bills are routinely introduced in both chambers of the United States Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or federal presence for insurance, pre-empting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. The Company cannot predict whether or in what form reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect the Company or whether any effects will be material. In addition, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Act”) into law. The Act makes sweeping changes to regulation of health insurance, imposing various conditions and requirements on the Company. The Company cannot predict the effect that the Act will have on its results of operations or financial condition.

In 2009, the Obama Administration released a set of proposed reforms with respect to financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry. Although no legislation has been enacted or regulations promulgated with respect to the proposal, there is currently legislation pending before Congress which would require changes to law or regulation applicable to the Company, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions, including FHLBs, limiting the amount of credit that may be extended to a single person or entity. Any additional legislation or regulatory requirements applicable to the Company or those entities with which it does business promulgated in connection with the proposal may make it more expensive for the Company to conduct its business and subject the Company to an additional layer of regulatory oversight. Such actions by Congress could have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

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

The Company may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA. In addition, the Company may be subject to regulation by governments of the countries in which it currently, or in the future may, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 13, 2010	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer