Form 10-Q
period 2011-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2011-05-13
CIK 310826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of May 3, 2011:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2011

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$662,256	$624,835
Reinsurance ceded	(324,417)	(299,914)
Net of reinsurance ceded	337,839	324,921
Net investment income	427,311	398,188
Realized investment (losses) gains:
Derivative financial instruments	(12,864)	(24,477)
All other investments	10,541	49,637
Other-than-temporary impairment losses	(16,021)	(21,856)
Portion of loss recognized in other comprehensive income (before taxes)	10,358	9,987
Net impairment losses recognized in earnings	(5,663)	(11,869)
Other income	43,863	22,557
Total revenues	801,027	758,957
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2011 - $313,997; 2010 - $304,142)	533,860	504,298
Amortization of deferred policy acquisition costs and value of business acquired	69,939	75,445
Other operating expenses, net of reinsurance ceded: (three months: 2011 - $46,275; 2010 - $44,296)	88,505	67,741
Total benefits and expenses	692,304	647,484
Income before income tax	108,723	111,473
Income tax expense	37,965	35,296
Net income	$70,758	$76,177

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2011	December 31, 2010
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $23,924,370; 2010 - $23,967,656)	$24,644,333	$24,644,187
Equity securities, at fair value (cost: 2011 - $301,256; 2010 - $307,971)	309,901	317,255
Mortgage loans (includes amounts related to securitizations of: 2011 - $903,122; 2010 - $934,655)	4,864,249	4,883,400
Investment real estate, net of accumulated depreciation (2011 - $826; 2010 - $767)	7,636	7,196
Policy loans	784,320	793,448
Other long-term investments	282,550	283,002
Short-term investments	405,419	349,245
Total investments	31,298,408	31,277,733
Cash	199,868	236,998
Accrued investment income	336,965	322,351
Accounts and premiums receivable, net of allowance for uncollectible amounts (2011 - $3,988; 2010 - $4,295)	45,626	42,544
Reinsurance receivables	5,556,432	5,504,291
Deferred policy acquisition costs and value of business acquired	3,857,787	3,822,572
Goodwill	89,195	89,970
Property and equipment, net of accumulated depreciation (2011 - $130,039; 2010 - $128,437)	41,820	38,597
Other assets	389,773	399,205
Income tax receivable	23,297	37,628
Assets related to separate accounts
Variable annuity	5,797,956	5,170,193
Variable universal life	561,044	534,219
Total Assets	$48,198,171	$47,476,301
Liabilities
Policy liabilities and accruals	$19,887,761	$19,672,190
Stable value product account balances	2,664,139	3,076,233
Annuity account balances	10,781,341	10,591,605
Other policyholders’ funds	557,255	577,924
Other liabilities	840,637	834,274
Mortgage loan backed certificates	51,540	61,678
Deferred income taxes	1,071,854	1,035,173
Non-recourse funding obligations	1,325,100	1,360,800
Liabilities related to separate accounts
Variable annuity	5,797,956	5,170,193
Variable universal life	561,044	534,219
Total liabilities	43,538,627	42,914,289
Commitments and contingencies - Note 7
Shareowner’s equity
Preferred Stock, $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2011 and 2010 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,361,734	1,361,734
Retained earnings	2,922,790	2,852,032
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2011 - $211,144; 2010 - $196,358)	392,124	364,664
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2011 - $(8,808); 2010 - $(5,179))	(16,357)	(9,618)
Accumulated loss - derivatives, net of income tax: (2011 - $(3,096); 2010 - $(6,355))	(5,749)	(11,802)
Total shareowner’s equity	4,659,544	4,562,012
Total liabilities and shareowner’s equity	$48,198,171	$47,476,301

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Net Unrealized	Accumulated	Total
	Preferred	Common	Paid-In-	Retained	Gains / (Losses)	Gain / (Loss)	Shareowner’s
	Stock	Stock	Capital	Earnings	on Investments	Derivatives	Equity
	(Dollars In Thousands)
Balance, December 31, 2010	$2	$5,000	$1,361,734	$2,852,032	$355,046	$(11,802)	$4,562,012
Net income for the three months ended March 31, 2011				70,758			70,758
Change in net unrealized gains/losses on investments (net of income tax - $17,829)					33,117		33,117
Reclassification adjustment for investment amounts included in net income (net of income tax - $(3,043))					(5,657)		(5,657)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,629))					(6,739)		(6,739)
Change in accumulated gain (loss) derivatives (net of income tax - $3,621)						6,724	6,724
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(361))						(671)	(671)
Comprehensive income for the three months ended March 31, 2011							97,532
Balance, March 31, 2011	$2	$5,000	$1,361,734	$2,922,790	$375,767	$(5,749)	$4,659,544

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$70,758	$76,177
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	7,986	(13,291)
Amortization of deferred policy acquisition costs and value of business acquired	69,939	75,445
Capitalization of deferred policy acquisition costs	(115,596)	(119,863)
Depreciation expense	1,605	1,767
Deferred income tax	27,036	(10,923)
Accrued income tax	14,331	94,572
Interest credited to universal life and investment products	237,391	246,524
Policy fees assessed on universal life and investment products	(165,564)	(150,168)
Change in reinsurance receivables	(52,141)	(109,328)
Change in accrued investment income and other receivables	(13,846)	(19,609)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	(13,730)	63,597
Trading securities:
Maturities and principal reductions of investments	105,170	89,700
Sale of investments	300,010	244,133
Cost of investments acquired	(275,880)	(272,249)
Other net change in trading securities	(36,908)	(26,432)
Change in other liabilities	(65,551)	(36,706)
Other income - surplus note repurchase	(10,095)	—
Other, net	(2,752)	43,539
Net cash provided by operating activities	82,163	176,885
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	651,848	591,892
Sale of investments, available-for-sale	284,736	1,034,545
Cost of investments acquired, available-for-sale	(997,934)	(2,405,763)
Mortgage loans:
New borrowings	(122,370)	(30,531)
Repayments	135,824	69,363
Change in investment real estate, net	(440)	44
Change in policy loans, net	9,128	10,696
Change in other long-term investments, net	(34,713)	(17,308)
Change in short-term investments, net	(22,283)	411,313
Net unsettled security transactions	148,319	157,162
Purchase of property and equipment	(4,826)	(1,645)
Payments for business acquisitions	(20,418)	—
Net cash provided by (used in) investing activities	26,871	(180,232)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	(35,700)	—
Investments product deposits and change in universal life deposits	996,367	785,155
Investment product withdrawals	(1,081,920)	(797,767)
Other financing activities, net	(24,911)	(4,305)
Net cash used in financing activities	(146,164)	(16,917)
Change in cash	(37,130)	(20,264)
Cash at beginning of period	236,998	162,858
Cash at end of period	$199,868	$142,594

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements Recently Adopted

Accounting Standard Update (“ASU” or “Update”) No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. In January of 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06 — Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements. This Update provides amendments to Subtopic 820-10 that require the following new disclosures. 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures. 1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. 2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This Update also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. This

Update is effective for interim and annual reporting periods beginning after December 15, 2009, which the Company adopted for the period ending March 31, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures were adopted by the Company as of January 1, 2011. This Update did not have a material impact on the Company’s consolidated condensed results of operations or financial position.

ASU No. 2010-15 — Financial Services—Insurance — How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. The amendments in this Update clarify that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interests. The entity should not combine general account and separate account interests in the same investment when assessing the investment for consolidation. Additionally, the amendments do not require an insurer to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not or would not be consolidated in the standalone financial statements of the separate account. The amendments in this Update also provide guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation is required. This Update is effective for fiscal years beginning after December 15, 2010. For the Company this Update became effective January 1, 2011. This Update did not have an impact on the Company’s consolidated condensed results of operations or financial position.

ASU No. 2010-28 — Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. This Update was effective for the Company as of January 1, 2011. This Update did not have an impact on the Company’s results of operations or financial position.

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company is currently evaluating the impact this Update will have on its results of operations or financial position.

ASU No. 2011-02 — Receivables — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The objective of this Update is to evaluate whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. This Update also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the Company, this Update will become effective on July 1, 2011. The Company is currently evaluating the impact this Update will have on its results of operations or financial position.

ASU No. 2011-03 — Transfers and Servicing - Reconsideration of Effective Control for Repurchase Agreements. This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. The Boards determined that these criterion should not be a determining factor of effective control. This Update is effective for the first interim or annual period beginning on or after December 15,

2011, for the Company, the Update will be applied to all repurchase agreements beginning January 1, 2012. The Company is currently evaluating the possible impact of this Update.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2011, except as noted above.

3.             INVESTMENT OPERATIONS

Net realized investment gains (losses) for all other investments are summarized as follows:

For The
Three Months Ended
March 31, 2011
(Dollars In Thousands)
Fixed maturities	$5,262
Equity securities	9,100
Impairments on fixed maturity securities	(5,662)
Impairments on equity securities	—
Modco trading portfolio	(5,649)
Other investments	1,827
Total realized gains (losses) - investments	$4,878

For the three months ended March 31, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $14.6 million and gross realized losses were $5.8 million, including $5.6 million of impairment losses. The $5.6 million excludes $0.1 million of impairment losses in the trading portfolio for the three months ended March 31, 2011.

The $9.1 million of gains included in equity securities primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

For the three months ended March 31, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $235.7 million. The gain realized on the sale of these securities was $14.6 million.

For the three months ended March 31, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $20.0 million. The loss realized on the sale of these securities was $0.2 million.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of March 31, 2011, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars In Thousands)
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,341,357	$49,152	$(101,806)	$2,288,703
Commercial mortgage-backed securities	177,249	5,409	(1,106)	181,552
Other asset-backed securities	889,737	1,236	(30,505)	860,468
U.S. government-related securities	1,205,592	27,064	(5,548)	1,227,108
Other government-related securities	164,395	5,231	(46)	169,580
States, municipals, and political subdivisions	979,512	11,809	(21,069)	970,252
Corporate bonds	15,317,163	935,157	(155,014)	16,097,306
	21,075,005	1,035,058	(315,094)	21,794,969
Equity securities	289,893	12,884	(4,239)	298,538
Short-term investments	249,976	—	—	249,976
	$21,614,874	$1,047,942	$(319,333)	$22,343,483

As of March 31, 2011, the Company had an additional $2.9 billion of fixed maturities, $11.4 million of equity securities, and $155.4 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of March 31, 2011, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$397,102	$408,675
Due after one year through five years	4,723,835	4,884,852
Due after five years through ten years	5,339,213	5,589,634
Due after ten years	10,614,855	10,911,808
	$21,075,005	$21,794,969

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

During the three months ended March 31, 2011, the Company recorded other-than-temporary impairments on investments of $16.0 million related to debt securities. Of the $16.0 million of impairments for the three months ended March 31, 2011, $5.7 million was recorded in earnings and $10.3 million was recorded in other comprehensive income (loss). For the three months ended March 31, 2011, there were no other-than-temporary impairments related to equity securities. During this period, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell, except with respect to certain debt securities that were part of the Company’s collateral in its securities lending program.

At the end of the period, the Company decided to discontinue this program. The Company believed that certain debt securities that were part of this program’s collateral, and were in an unrealized loss position, will be sold prior to their respective maturities. Therefore, the Company recorded a $1.3 million other-than-temporary impairment loss on these securities during the period.

The following chart is a rollforward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Beginning balance	$39,275	$25,066
Additions for newly impaired securities	3,609	6,556
Additions for previously impaired securities	668	1,734
Reductions for previously impaired securities due to a change in expected cash flows	—	—
Reductions for previously impaired securities that were sold in the current period	(3,089)	—
Ending balance	$40,463	$33,356

The following table includes investments’ gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$273,938	$(21,813)	$781,233	$(79,993)	$1,055,171	$(101,806)
Commercial mortgage-backed securities	33,147	(1,106)	—	—	33,147	(1,106)
Other asset-backed securities	89,807	(2,269)	579,475	(28,236)	669,282	(30,505)
U.S. government-related securities	272,367	(5,548)	—	—	272,367	(5,548)
Other government-related securities	28,854	(40)	14,994	(6)	43,848	(46)
States, municipals, and political subdivisions	560,651	(21,069)	—	—	560,651	(21,069)
Corporate bonds	2,631,082	(82,535)	741,114	(72,479)	3,372,196	(155,014)
Equities	15,596	(2,296)	13,345	(1,943)	28,941	(4,239)
	$3,905,442	$(136,676)	$2,130,161	$(182,657)	$6,035,603	$(319,333)

The RMBS have a gross unrealized loss greater than twelve months of $80.0 million as of March 31, 2011. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $28.2 million as of March 31, 2011. This category predominately includes student-loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These

losses relate to the auction rate securities (“ARS”) market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

The corporate bonds category has gross unrealized losses greater than twelve months of $72.5 million as of March 31, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost basis.

As of March 31, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.7 billion and had an amortized cost of $2.8 billion. In addition, included in the Company’s trading portfolio, the Company held $290.5 million of securities which were rated below investment grade. Approximately $566.5 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

For The
Three Months Ended
March 31, 2011
(Dollars In Thousands)
Fixed maturities	$28,232
Equity securities	(415)

4.             MORTGAGE LOANS

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2011, the Company’s mortgage loan holdings were approximately $4.9 billion.

As of March 31, 2011 and December 31, 2010, the Company had an allowance for mortgage loan credit losses of $4.3 million and $11.7 million, respectively. Over the past ten years, the Company’s commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.2%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitor borrower conditions such as payment practices, borrower credit, operating performance, property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each borrower. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that borrower. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

As of March 31, 2011, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement totaled $19.6 million were less than 0.1% of invested assets. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated condensed balance sheet (“balance sheet”) beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of March 31, 2011, $3.0 million, or 0.1%, of the mortgage loan portfolio was nonperforming. In addition, as of March 31, 2011, $16.6 million, 0.3%, of the mortgage loan portfolio that is subject to a pooling and servicing agreement was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement.

An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart:

	As of
	March 31, 2011	December 31, 2010
	(Dollars In Thousands)
Beginning balance	$11,650	$1,725
Charge offs	(8,008)	(1,146)
Recoveries	(2,000)	—
Provision	2,643	11,071
Ending balance	$4,285	$11,650

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of March 31, 2011:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$61,699	$—	$3,026	$64,725
Number of delinquent commercial mortgage loans	8	—	1	9

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of March 31, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$3,740	$3,740	$—	$1,870	$35	$35
With an allowance recorded	22,066	22,066	4,285	4,413	119	119

5.             GOODWILL

During the three months ended March 31, 2011, the Company decreased its goodwill balance by approximately $0.8 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2011 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2011, the Company had an aggregate goodwill balance of $89.2 million.

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

6.             DEBT AND OTHER OBLIGATIONS

Non-recourse funding obligations outstanding as of March 31, 2011, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	7.97%
Golden Gate II Captive Insurance Company	525,100	2052	1.40%
Total	$1,325,100

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of March 31, 2011. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of March 31, 2011, securities related to $496.7 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $28.4 million of the non-recourse funding obligations was held by a nonconsolidated affiliate, and $49.9 million was held by a consolidated subsidiary of the Company.

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. The Company did not have an outstanding balance under the Credit Facility as of March 31, 2011. PLC had an outstanding balance of $125.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2011.

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

8.             COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Net income	$70,758	$76,177
Change in net unrealized (losses) gains on investments, net of income tax: (three months: 2011 - $17,829; 2010 - $141,790)	33,117	262,782
Change in net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2011 - $(3,629); 2010 - $(3,495))	(6,739)	(6,492)
Change in accumulated gain (loss) - derivative, net of income tax: (three months: 2011 - $3,621; 2010 - $3,423)	6,724	5,718
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2011 - $(3,043); 2010 - $1,168)	(5,657)	2,238
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2011 - $(361); 2010 - $(974))	(671)	(1,752)
Comprehensive income (loss)	$97,532	$338,671

9.             STOCK-BASED COMPENSATION

During the three months ended March 31, 2011, 191,000 performance shares with an estimated fair value of $5.4 million were issued by PLC. The criteria for payment of the 2011 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 9.0%, no award is earned. If PLC’s ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of PLC’s common stock. No performance share awards were issued during the three months ended March 31, 2010.

Additionally, PLC issued 172,000 restricted stock units for the three months ended March 31, 2011. These awards had a total fair value at grant date of $4.9 million. Approximately half of these restricted stock units vest in 2014, and the remainder vest in 2015.

Stock appreciation right (“SARs”) have been granted to certain officers of PLC and the Company to provide long-term incentive compensation based solely on the performance of PLC’s common stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2010	$21.97	2,324,837
SARs granted	—	—
SARs exercised / forfeited / expired	5.05	29,141
Balance as of March 31, 2011	$22.18	2,295,696

There were no SARs issued for the three months ended March 31, 2011. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR.

10.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefits plan are as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Service cost – benefits earned during the period	$2,194	$2,068
Interest cost on projected benefit obligation	2,508	2,357
Expected return on plan assets	(2,512)	(2,312)
Amortization of prior service cost	(98)	(98)
Amortization of actuarial losses	1,388	1,026
Total benefit cost	$3,480	$3,041

During the three months ended March 31, 2011, PLC contributed $2.1 million to its defined benefit pension plan for the 2010 plan year. In addition, during April of 2011, PLC contributed $2.3 million to the defined benefit pension plan for the 2011 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the three months ended March 31, 2011, was immaterial to PLC’s financial statements.

11.          INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the three months ended March 31, 2011. Within the next twelve months, the Company does not expect to have any material adjustments to its unrecognized income tax benefits liability with regard to any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three months ended March 31, 2011 and 2010, based upon its estimate of its annual 2011 and 2010 income. The effective tax rate for the three months ended March 31, 2011 and 2010 was 34.9% and 31.7%, respectively. In the quarter ending March 31, 2010, the effective tax rate was favorably impacted by a release of $2.7 million of unrecognized income tax benefits.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2011.

12.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company determined the fair value of its financial instruments based on the fair value hierarchy established in FASB guidance referenced in the Fair Value Measurements and Disclosures Topic which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company has adopted the provisions from the FASB guidance that is referenced in the Fair Value Measurements and Disclosures Topic for non-financial assets and liabilities (such as property and equipment, goodwill, and other intangible assets) that are required to be measured at fair value on a periodic basis. The effect on the Company’s periodic fair value measurements for non-financial assets and liabilities was not material.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,288,684	$19	$2,288,703
Commercial mortgage-backed securities	—	181,552	—	181,552
Other asset-backed securities	—	221,061	639,407	860,468
U.S. government-related securities	1,102,449	109,575	15,084	1,227,108
States, municipals, and political subdivisions	—	970,252	—	970,252
Other government-related securities	14,994	154,586	—	169,580
Corporate bonds	98	16,032,337	64,871	16,097,306
Total fixed maturity securities - available-for-sale	1,117,541	19,958,047	719,381	21,794,969

Fixed maturity securities - trading
Residential mortgage-backed securities	—	400,459	—	400,459
Commercial mortgage-backed securities	—	133,781	—	133,781
Other asset-backed securities	—	50,382	41,713	92,095
U.S. government-related securities	383,554	8,280	3,384	395,218
States, municipals, and political subdivisions	—	170,356	—	170,356
Other government-related securities	—	107,624	—	107,624
Corporate bonds	—	1,549,831	—	1,549,831
Total fixed maturity securities - trading	383,554	2,420,713	45,097	2,849,364
Total fixed maturity securities	1,501,095	22,378,760	764,478	24,644,333
Equity securities	229,813	11,050	69,038	309,901
Other long-term investments (1)	14,457	4,216	32,372	51,045
Short-term investments	397,878	7,541	—	405,419
Total investments	2,143,243	22,401,567	865,888	25,410,698
Cash	199,868	—	—	199,868
Other assets	—	—	—	—
Assets related to separate accounts
Variable annuity	5,797,956	—	—	5,797,956
Variable universal life	561,044	—	—	561,044
Total assets measured at fair value on a recurring basis	$8,702,111	$22,401,567	$865,888	$31,969,566

Liabilities:
Annuity account balances (2)	$—	$—	$143,020	$143,020
Other liabilities (1)	2,078	15,685	178,386	196,149
Total liabilities measured at fair value on a recurring basis	$2,078	$15,685	$321,406	$339,169

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,538,253	$20	$2,538,273
Commercial mortgage-backed securities	—	154,058	19,901	173,959
Other asset-backed securities	—	207,638	641,129	848,767
U.S. government-related securities	1,054,203	104,419	15,109	1,173,731
States, municipals, and political subdivisions	—	963,226	—	963,226
Other government-related securities	14,993	186,214	—	201,207
Corporate bonds	100	15,703,977	64,996	15,769,073
Total fixed maturity securities - available-for-sale	1,069,296	19,857,785	741,155	21,668,236

Fixed maturity securities - trading
Residential mortgage-backed securities	—	432,015	—	432,015
Commercial mortgage-backed securities	—	137,606	—	137,606
Other asset-backed securities	—	18,415	59,925	78,340
U.S. government-related securities	383,423	11,369	3,442	398,234
States, municipals, and political subdivisions	—	160,539	—	160,539
Other government-related securities	—	126,553	—	126,553
Corporate bonds	—	1,642,664	—	1,642,664
Total fixed maturity securities - trading	383,423	2,529,161	63,367	2,975,951
Total fixed maturity securities	1,452,719	22,386,946	804,522	24,644,187
Equity securities	239,832	10,831	66,592	317,255
Other long-term investments (1)	6,794	3,808	31,765	42,367
Short-term investments	341,217	8,028	—	349,245
Total investments	2,040,562	22,409,613	902,879	25,353,054
Cash	236,998	—	—	236,998
Other assets	—	—	—	—
Assets related to separate accounts
Variable annuity	5,170,193	—	—	5,170,193
Variable universal life	534,219	—	—	534,219
Total assets measured at fair value on a recurring basis	$7,981,972	$22,409,613	$902,879	$31,294,464

Liabilities:
Annuity account balances (2)	$—	$—	$143,264	$143,264
Other liabilities (1)	23,995	27,888	190,529	242,412
Total liabilities measured at fair value on a recurring basis	$23,995	$27,888	$333,793	$385,676

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2011.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities “ABS”). As of March 31, 2011, the Company held $3.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of March 31, 2011, the Company held $681.1 million of Level 3 ABS, which included $41.7 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.6%
Amortized cost	$652.8 million
Weighted-average life	7.5 years

Corporate bonds, U.S. Government-related securities, and Other government related securities

As of March 31, 2011, the Company classified approximately $19.1 billion of corporate bonds, U.S. government-related securities, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of March 31, 2011, the Company classified approximately $83.3 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	82.6%
Weighted-average market yield	5.3%
Weighted-average coupon	7.3%
Amortized cost	$80.3 million
Weighted-average stated maturity	6.5 years

Equities

As of March 31, 2011, the Company held approximately $80.1 million of equity securities classified as Level 2 and Level 3. Of this total, $62.7 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 13, Derivative Financial Instruments for additional information related to derivatives. Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2011, 60.4% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analysis.

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

The guaranteed minimum withdrawal benefit (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — derivative financial instruments”; refer to Note 13, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using 1,000 risk neutral equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate (“LIBOR”) plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

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

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2011, ranged from a one month rate of 0.32%, a 5 year rate of 3.58%, and a 30 year rate of 5.61%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$—	$—	$—	$(9)	$—	$19	$—
Commercial mortgage-backed securities	19,901	—	148	—	—	—	(103)	—	—	(19,946)	—	—	—
Other asset-backed securities	641,129	—	407	—	(2,096)	—	—	—	—	—	(33)	639,407	—
U.S. government-related securities	15,109	—	—	—	(28)	—	—	—	—	—	3	15,084	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	64,996	—	13	—	(669)	—	(1,357)	—	—	1,888	—	64,871	—
Total fixed maturity securities - available-for-sale	741,155	—	580	(4)	(2,793)	—	(1,460)	—	—	(18,067)	(30)	719,381	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	823	—	(855)	—	—	(18,893)	—	—	—	713	41,713	199
U.S. government-related securities	3,442	—	—	(56)	—	—	—	—	—	—	(2)	3,384	(56)
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—	—	—	—	—	—	—	—
Total fixed maturity securities - trading	63,367	823	—	(911)	—	—	(18,893)	—	—	—	711	45,097	143
Total fixed maturity securities	804,522	823	580	(915)	(2,793)	—	(20,353)	—	—	(18,067)	681	764,478	143
Equity securities	66,592	—	446	—	—	2,000	—	—	—	—	—	69,038	—
Other long-term investments (1)	31,765	607	—	—	—	—	—	—	—	—	—	32,372	607
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	902,879	1,430	1,026	(915)	(2,793)	2,000	(20,353)	—	—	(18,067)	681	865,888	750
Total assets measured at fair value on a recurring basis	$902,879	$1,430	$1,026	$(915)	$(2,793)	$2,000	$(20,353)	$—	$—	$(18,067)	$681	$865,888	$750

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$2,132	$—	$—	$—	$178	$2,554	$—	$—	$143,020	$—
Other liabilities (1)	190,529	12,143	—	—	—	—	—	—	—	—	—	178,386	12,143
Total liabilities measured at fair value on a recurring basis	$333,793	$12,143	$—	$2,132	$—	$—	$—	$178	$2,554	$—	$—	$321,406	$12,143

(1) Represents certain freestanding and embedded derivatives.
(2) Represents liabilities related to equity indexed annuities.

For the three months ended March 31, 2011, $1.9 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of March 31, 2011.

For the three months ended March 31, 2011, $20.0 million of securities were transferred out of Level 3. This amount was transferred almost entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs, as of March 31, 2011. All transfers are recognized as of the end of the reporting period.

For the three months ended March 31, 2011, there were no transfers from Level 2 to Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2010, for which the Company has used significant unobservable inputs (Level 3):

								Total
								Gains (losses)
								included in
		Total Realized and Unrealized						Earnings
		Gains (losses)						related to
			Included in	Purchases,				Instruments
			Other	Issuances, and		Transfers in		still held at
	Beginning	Included in	Comprehensive	Settlements		and/or out of	Ending	the Reporting
	Balance	Earnings	Income	(net)		Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$23	$4	$—	$(5)		$—	$22	$—
Commercial mortgage-backed securities	844,535	—	38,281	(882,816	)(3)	—	—	—
Other asset-backed securities	693,930	5,868	(1,937)	(89,407)		(9,338)	599,116	—
U.S. government-related securities	15,102	—	46	3		—	15,151	—
States, municipals, and political subdivisions	—	—	—	—		—	—	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,292	—	5,781	3,108		150	95,331	—
Total fixed maturity securities - available-for-sale	1,639,882	5,872	42,171	(969,117)		(9,188)	709,620	—
Fixed maturity securities - trading
Residential mortgage-backed securities	7,244	27	—	(320)		(3,388)	3,563	159
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Other asset-backed securities	47,509	696	—	245		—	48,450	(858)
U.S. government-related securities	3,310	2	—	(2)		—	3,310	2
States, municipals and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	(82)	—	26,986		—	26,971	(82)
Total fixed maturity securities - trading	105,089	1,778	—	26,862		(51,435)	82,294	(779)
Total fixed maturity securities	1,744,971	7,650	42,171	(942,255)		(60,623)	791,914	(779)
Equity securities	60,203	—	—	689		—	60,892	—
Other long-term investments (1)	28,025	(463)	—	—		—	27,562	(463)
Short-term investments	—	—	—	—		—	—	—
Total investments	1,833,199	7,187	42,171	(941,566)		(60,623)	880,368	(1,242)
Total assets measured at fair value on a recurring basis	$1,833,199	$7,187	$42,171	$(941,566)		$(60,623)	$880,368	$(1,242)

Liabilities:
Annuity account balances (2)	$149,893	$(2,103)	$—	$1,366		$—	$150,630	$—
Other liabilities (1)	105,838	(22,397)	—	—		—	128,235	(22,397)
Total liabilities measured at fair value on a recurring basis	$255,731	$(24,500)	$—	$1,366		$—	$278,865	$(22,397)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$4,864,249	$5,239,757	$4,883,400	$5,326,037
Policy loans	784,320	784,320	793,448	793,448

Liabilities:
Stable value product account balances	$2,664,139	$2,751,100	$3,076,233	$3,163,902
Annuity account balances	10,781,341	10,777,690	10,591,605	10,451,526
Mortgage loan backed certificates	51,540	52,593	61,678	63,127
Non-recourse funding obligations	1,325,100	1,271,999	1,360,800	1,210,894

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

Policy loans

The Company believes the fair value of policy loans approximates book value. Policy loans are funds provided to policy holders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. The nature of policy loans is to have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy. Due to the collateralized nature of policy loans and unpredictable timing of repayments, the Company believes the fair value of policy loans approximates carrying value.

Stable value product and Annuity account balances

The Company estimates the fair value of stable value product account balances and annuity account balances using models based on discounted expected cash flows. The discount rates used in the models were based on a current market rate for similar financial instruments.

Non-recourse funding obligations

As of March 31, 2011, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

•      The Company uses equity and interest rate futures to mitigate the interest rate risk related to certain guaranteed minimum benefits within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in net pre-tax losses of $17.8 million and the interest rate futures resulted in a pre-tax loss of $5.7 million for the three months ended March 31, 2011. Such positions were not held for the three months ended March 31, 2010.

•      During the fourth quarter of 2010, the Company began a program of transacting in equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options and volatility swaps resulted in net pre-tax losses of $6.1 million for the three months ended March 31, 2011. Such positions were not held during the three months ended March 31, 2010.

•      The Company has an interest rate floor agreement and a yearly renewable term (“YRT”) premium support arrangement with PLC. The Company recognized a pre-tax loss of $0.4 million for the three months ended March 31, 2011, related to the interest rate floor agreement. There are no YRT premium support arrangement gains or losses for the three months ended March 31, 2011.

•      The Company uses certain interest rate swaps to mitigate interest rate risk related to floating rate exposures. The Company recognized pre-tax gains of $0.5 million and pre-tax losses of $2.4 million on interest rate swaps for the three months ended March 31, 2011 and 2010, respectively.

•      The Company uses other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax gains of $0.6 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively, for the change in fair value of these derivatives.

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

•      The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax gains of $8.2 million and $9.1 million for the three months ended March 31, 2011 and 2010, respectively, related to these embedded derivatives.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of March 31, 2011		As of December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Derivatives not designated as hedging instruments:
Interest rate swaps	$25,000	$4,216	$25,000	$3,808
Interest rate floors/YRT premium support arrangements	772,046	6,300	770,261	6,700
Embedded derivative - Modco reinsurance treaties	29,929	2,306	29,563	2,687
Embedded derivative - GMWB	1,437,247	23,759	1,094,395	22,346
Interest rate futures	563,640	5,211	—	—
Other	417,395	9,253	100,507	6,826
	$3,245,257	$51,045	$2,019,726	$42,367
Other liabilities
Cash flow hedges:
Inflation	$293,379	$2,753	$293,379	$12,005
Interest rate	75,000	5,009	75,000	6,747
Derivatives not designated as hedging instruments:
Interest rate swaps	110,000	7,924	110,000	9,137
Embedded derivative - Modco reinsurance treaties	2,851,937	137,884	2,842,862	146,105
Embedded derivative GMWB	1,681,454	35,165	1,493,745	41,948
Interest rate futures	—	—	598,357	16,764
Equity futures	98,454	2,078	327,321	7,231
Other	342,756	5,336	339,350	2,475
	$5,452,980	$196,149	$6,080,014	$242,412

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended March 31, 2011
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(95)
Inflation	—	—	8,091

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(883)	$—
Inflation	—	(1,078)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$645	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended March 31, 2010
	Realized	Benefits and	Other
	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(1,259)
Inflation	—	—	5,422

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(1,991)	$—
Inflation	—	(621)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$360	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.4 million out of accumulated other comprehensive income into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Interest rate risk
Interest rate futures	$(5,670)	$—
Interest rate swaps	532	(2,392)
Interest rate floors/YRT premium support arrangements	(401)	(900)
Embedded derivative - Modco reinsurance treaties	7,842	(31,094)
Embedded derivative - GMWB	8,195	9,124
Derivatives related to equity futures	(17,843)	—
Derivatives related to equity options and volatility swaps	(6,094)	—
Other	575	785
	$(12,864)	$(24,477)

Realized investment gains (losses) - all other investments

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)

Fixed income Modco trading portfolio(1)	$(5,649)	$44,093

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

•      The Life Marketing segment markets universal life (“UL”), variable universal life, level premium term insurance (“traditional”), and bank-owned life insurance (“BOLI”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

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

•      The Stable Value Products segment sells guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment issues funding agreements to the FHLB. Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

•      The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

•      The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

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

During the first quarter of 2011, the Company recorded $8.5 million of pre-tax earnings in the Corporate and Other business segment relating to the settlement of a dispute with respect to certain investments.

There were no significant intersegment transactions during the three months ended March 31, 2011 and 2010.

The following tables summarize financial information for the Company’s segments:

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Revenues
Life Marketing	$303,260	$289,067
Acquisitions	200,123	198,717
Annuities	129,875	139,991
Stable Value Products	44,709	47,956
Asset Protection	68,985	66,486
Corporate and Other	54,075	16,740
Total revenues	$801,027	$758,957
Segment Operating Income (Loss)
Life Marketing	$25,888	$41,730
Acquisitions	32,391	31,369
Annuities	12,862	16,818
Stable Value Products	9,195	11,027
Asset Protection	3,987	10,826
Corporate and Other	11,836	(3,783)
Total segment operating income	96,159	107,987
Realized investment (losses) gains - investments(1)(3)	3,945	37,554
Realized investment (losses) gains - derivatives(2)	8,619	(34,068)
Income tax expense	(37,965)	(35,296)
Net income	$70,758	$76,177

(1) Realized investment (losses) gains - investments	$4,878	$37,768
Less: related amortization of DAC	933	214
	$3,945	$37,554

(2) Realized investment gains (losses) - derivatives	$(12,864)	$(24,477)
Less: settlements on certain interest rate swaps	—	42
Less: derivative activity related to certain annuities	(21,483)	9,549
	$8,619	$(34,068)

(3) Includes other-than-temporary impairments of $5.7 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively.

	Operating Segment Assets
	As of March 31, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,866,975	$10,228,527	$13,384,288	$2,660,783
Deferred policy acquisition costs and value of business acquired	2,504,114	790,056	504,203	3,356
Goodwill	—	41,037	—	—
Total assets	$12,371,089	$11,059,620	$13,888,491	$2,664,139

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$682,757	$7,404,597	$23,262	$44,251,189
Deferred policy acquisition costs and value of business acquired	52,631	3,427	—	3,857,787
Goodwill	48,158	—	—	89,195
Total assets	$783,546	$7,408,024	$23,262	$48,198,171

	Operating Segment Assets
	As of December 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,623,944	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	—	41,812	—	—
Total assets	$12,099,565	$11,123,033	$13,074,696	$3,076,233

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$677,297	$7,295,429	$23,686	$43,563,759
Deferred policy acquisition costs and value of business acquired	54,707	3,497	—	3,822,572
Goodwill	48,158	—	—	89,970
Total assets	$780,162	$7,298,926	$23,686	$47,476,301

15.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to March 31, 2011, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

Subsequent to March 31, 2011, the Company closed a previously announced transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which the Company reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada.

The capital invested by the Company in the transaction at closing was $313 million, including a $222 million ceding commission paid to Liberty Life. The final amount of the ceding commission is subject to adjustment upon completion of the final Liberty Life closing statutory balance sheet. In conjunction with closing, the Company invested $40 million in a surplus note issued by Athene Life Re.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate or imply future results, performance or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties and other factors that could affect our future results, please see Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors, of this report, as well as Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

•                  Stable Value Products - We sell guaranteed funding agreements (“GFAs”) to special purpose entities that in turn issue notes or certificates in smaller, transferable denominations. The segment also markets fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. In addition, the segment issues funding agreements to the Federal Home Loan Bank (“FHLB”). Additionally, the segment markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

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

•                  Corporate and Other - This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above (including interest on debt), and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

EXECUTIVE SUMMARY

We reported solid core performance across our business segments in the first quarter of 2011. Our operating earnings, adjusted for non-core items and the later-than-expected closing of the coinsurance agreement with Liberty Life Insurance Company, were essentially in line with our plan for the quarter.  We were also encouraged by the fact that sales in our life insurance, annuity and asset protection segments exceeded our plans for the first quarter.  Based on the fundamental underlying trends we experienced in the quarter, we believe we are off to a good start toward successfully executing our plan for the year.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

In the following discussion, segment operating income (loss) is defined as income before income tax excluding net realized investment gains and losses (net of the related deferred acquisitions costs (“DAC”) and value of business acquired (“VOBA”) and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of segment operating income (loss) because the derivatives are used to mitigate risk in items affecting segment operating income (loss). Management believes that segment operating income (loss) provides relevant and useful information to investors, as it represents the basis on which the performance of our business is internally assessed. Although the items excluded from segment operating income (loss) may be significant components in understanding and assessing our overall financial performance, management believes that segment operating income (loss) enhances an investor’s understanding of our results of operations by highlighting the operating income (loss) usually attributable to the normal, recurring operations of our business. However, segment operating income (loss) should not be viewed as a substitute for GAAP net income. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$25,888	$41,730	(38.0)%
Acquisitions	32,391	31,369	3.3
Annuities	12,862	16,818	(23.5)
Stable Value Products	9,195	11,027	(16.6)
Asset Protection	3,987	10,826	(63.2)
Corporate and Other	11,836	(3,783)	n/m
Total segment operating income	96,159	107,987	(11.0)
Realized investment gains (losses) - investments(1)(3)	3,945	37,554
Realized investment gains (losses) - derivatives(2)	8,619	(34,068)
Income tax expense	(37,965)	(35,296)
Net income	$70,758	$76,177	(7.1)

(1) Realized investment gains (losses) - investments(3)	$4,878	$37,768
Less: related amortization of DAC	933	214
	$3,945	$37,554

(2) Realized investment gains (losses) - derivatives	$(12,864)	$(24,477)
Less: settlements on certain interest rate swaps	—	42
Less: derivative activity related to certain annuities	(21,483)	9,549
	$8,619	$(34,068)

(3) Includes other-than-temporary impairments of $5.7 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively.

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Net income for the three months ended March 31, 2011, included an $11.8 million, or 11.0%, decrease in segment operating income. The decrease was primarily related to a $15.8 million decrease in the Life Marketing segment, a $4.0 million decrease in the Annuities segment, a $6.8 million decrease in the Asset Protection segment, and a $1.8 million decrease in the Stable Value Products segment. These decreases were partially offset by a $1.0 million increase in the Acquisitions segment and a $15.6 million improvement in the Corporate and Other segment.

We experienced net realized losses of $8.0 million for the three months ended March 31, 2011, as compared to net realized gains of $13.3 million for the three months ended March 31, 2010. The losses realized for the three months ended March 31, 2011, were primarily caused by a loss of $23.5 million related to equity and interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum variable annuity benefits, $5.7 million of other-than-temporary impairment credit-related losses, and a loss of $6.1 million related to equity options and volatility swaps. Offsetting these losses were $2.2 million of gains related to the net activity related to the modified coinsurance portfolio and derivative activity, a gain of $8.2 million related to guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative valuation changes and derivative activity, and $14.4 million of gains related to investment securities sale activity.

•                  Life Marketing segment operating income was $25.9 million for the three months ended March 31, 2011, representing a decrease of $15.8 million, or 38.0%, from the three months ended March 31, 2010. The decrease was primarily due to less favorable mortality results and higher non-deferred insurance company operating expenses including interest expense associated with programs designed to fund traditional life statutory reserves.

•                  Acquisitions segment operating income was $32.4 million for the three months ended March 31, 2011, an increase of $1.0 million, or 3.3%, as compared to the three months ended March 31, 2010, which was primarily due to the United Investors acquisition which added $7.7 million to operating income. This increase was partly offset by lower spreads and higher mortality and morbidity in some lines and the expected runoff in the other blocks of business.

•                  Annuities segment pre-tax operating income was $12.9 million in the first quarter of 2011 compared to $16.8 million in the first quarter of 2010. The current quarter included an unfavorable $10.5 million impact related to guaranteed benefits of certain variable annuity (“VA”) contracts. The impact included $8.8 million related primarily to being over hedged regarding equity market exposure and $1.7 million related to in-force changes and updated model assumptions to value guaranteed minimum withdrawal benefits (“GMWB”). The first quarter of 2010 included a favorable $4.6 million impact related to guaranteed benefits of certain VA contracts.  Partially offsetting these items were higher VA fees, higher spreads and average account value growth in the single premium deferred annuities (“SPDA”) line and favorable single premium immediate annuities (“SPIA”) mortality compared to the prior year’s quarter.

•                  Stable Value Products segment operating income was $9.2 million and decreased $1.8 million, or 16.6%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease in operating earnings resulted from a decline in average account values. We also called certain retail notes, which caused accelerated DAC amortization of $3.1 million on those called contracts. The operating spread increased 8 basis points to 134 basis points for the three months ended March 31, 2011, as compared to an operating spread of 126 basis points for the three months ended March 31, 2010.

•                  Asset Protection segment operating income was $4.0 million, representing a decrease of $6.8 million, or 63.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Earnings from core product lines totaled $3.9 million for the three months ended March 31, 2011, an increase of $0.7 million, or 19.7%, as compared to the three months ended March 31, 2010. Credit insurance earnings increased $0.6 million, or 69.4%, as compared to the three months ended March 31, 2010, primarily due to lower loss ratios and lower expenses. Service contract earnings decreased $0.7 million, or 29.6%, as compared to the first quarter of 2010. The decrease primarily resulted from higher expenses in certain product lines partially offset by higher volume. Earnings from other products, including non-core lines, decreased $6.7 million, or 73.0%, for the three months ended March 31, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010. This decrease was partially offset by a $0.8 million increase in earnings from the GAP product line, as compared to the same quarter last year. Higher volume and favorable loss experience contributed to the increase.

•                  Corporate and Other segment operating income was $11.8 million for the three months ended March 31, 2011, as compared to a loss of $3.8 million for the three months ended March 31, 2010. The improvement was primarily due to the growth in net investment income due to deploying liquidity and yield improvements and a $10.1 million pre-tax gain on the repurchase of non-recourse funding obligations. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments. Partially offsetting the increase was a decrease of $7.5 million related to a portfolio of securities designated for trading compared to the same period in the prior year.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$393,665	$373,390	5.4%
Reinsurance ceded	(198,086)	(176,752)	12.1
Net premiums and policy fees	195,579	196,638	(0.5)
Net investment income	106,590	91,121	17.0
Other income	1,091	1,308	(16.6)
Total operating revenues	303,260	289,067	4.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	245,162	220,556	11.2
Amortization of deferred policy acquisition costs	35,569	34,078	4.4
Other operating expenses	(3,359)	(7,297)	(54.0)
Total benefits and expenses	277,372	247,337	12.1
INCOME BEFORE INCOME TAX	25,888	41,730	(38.0)
OPERATING INCOME	$25,888	$41,730	(38.0)

The following table summarizes key data for the Life Marketing segment:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$1,863	$20,765	(91.0)%
Universal life	35,945	21,263	69.0
BOLI	4,661	940	n/m
	$42,469	$42,968	(1.2)
Sales By Distribution Channel
Brokerage general agents	$24,520	$26,351	(6.9)
Independent agents	4,723	6,691	(29.4)
Stockbrokers / banks	8,343	8,971	(7.0)
BOLI / other	4,883	955	n/m
	$42,469	$42,968	(1.2)
Average Life Insurance In-force(1)
Traditional	$485,744,921	$497,128,581	(2.3)
Universal life	62,689,692	53,604,563	16.9
	$548,434,613	$550,733,144	(0.4)
Average Account Values
Universal life	$5,844,583	$5,418,442	7.9
Variable universal life	376,659	324,071	16.2
	$6,221,242	$5,742,513	8.3

Traditional Life Mortality Experience(2)	94%	77%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
First year commissions	$48,193	$51,643	(6.7)%
Renewal commissions	8,842	8,614	2.6
First year ceding allowances	(2,168)	(2,088)	3.8
Renewal ceding allowances	(40,467)	(45,870)	(11.8)
General & administrative	39,906	39,834	0.2
Taxes, licenses, and fees	9,275	7,983	16.2
Other operating expenses incurred	63,581	60,116	5.8
Less: commissions, allowances & expenses capitalized	(66,940)	(67,413)	(0.7)
Other insurance expenses	$(3,359)	$(7,297)	(54.0)

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Segment operating income

Operating income was $25.9 million for the three months ended March 31, 2011, representing a decrease of $15.8 million, or 38.0%, from the three months ended March 31, 2010. The decrease was primarily due to less favorable mortality results and higher non-deferred insurance company operating expenses including interest expense associated with programs designed to fund traditional life statutory reserves.

Operating revenues

Total revenues for the three months ended March 31, 2011, increased $14.2 million, or 4.9%, as compared to the three months ended March 31, 2010. This increase was the result of higher investment income due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees decreased by $1.1 million, or 0.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. First quarter 2010 showed higher than normal premiums due to the one-time impact of a large block of policies reaching the end of the level pay period. Lapses on this block of policies caused decreases in both direct and ceded premiums in the first quarter of 2010. However, the ceded premium decrease was lower than the direct premium decrease. The impact on net income was not material as the impact on premiums was largely offset by an impact on reserve changes included in benefits and settlement expenses. Due to an increase in retention levels on certain traditional life products and continued growth in universal life in-force business, net premiums should continue to grow in future periods. Our maximum retention level for newly issued traditional life and universal life products is $2,000,000.

Net investment income

Net investment income in the segment increased $15.5 million, or 17.0%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Increased retained universal life reserves led to increased investment income of $8.1 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. BOLI reserves and yields were generally steady as BOLI investment income increased $0.5 million. In addition, traditional life investment income increased $6.6 million between 2010 and 2011. Growth in retained reserves and more favorable yields on assets related to the Company’s capital market blocks contributed most of the traditional life increase. The impact of our traditional and universal life capital markets programs on investment income allocated to the segment caused an increase of $6.6 million in 2011, as compared to 2010.

Other income

Other income decreased $0.2 million, or 16.6%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase relates primarily to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $24.6 million, or 11.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to growth in retained universal life insurance in-force, increased retention levels on certain newly written traditional life products, and higher credited interest on UL products resulting from increases in account values and less favorable mortality. These items were partly offset by lower traditional reserve increases partly due to lower sales and partly due to certain blocks of policies reaching the end of the level pay period reducing reserves changes as it reduced premiums.

Amortization of DAC

DAC amortization increased $1.5 million, or 4.4%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily reflecting growth in the universal life block.

Other operating expenses

Other operating expenses increased $3.9 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This increase reflects a reduction in reinsurance allowances, and interest expense of $4.8 million associated with letter of credit facilities designed to fund traditional life statutory reserves.

Sales

Sales for the segment decreased $0.5 million, or 1.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Traditional sales decreased $18.9 million, or 91.0%, as we focused sales efforts on other product lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life products for new sales. Universal life sales increased $14.7 million, or 69.0%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to our increased focus on the product line, including the introduction of new products. While BOLI sales can be somewhat volatile, our BOLI sales have generally increased over the past year due to more favorable market conditions.

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

Reinsurance allowances do not affect the methodology used to amortize DAC or the period over which such DAC is amortized. However, they do affect the amounts recognized as DAC amortization. DAC on universal life-type, limited-payment long duration, and investment contracts business is amortized based on the estimated gross profits of the policies in-force. Reinsurance allowances are considered in the determination of estimated gross profits, and therefore, impact DAC amortization on these lines of business. Deferred reinsurance allowances on level term business as required by the ASC Financial Services-Insurance Topic are recorded as ceded DAC, which is amortized over estimated ceded premiums of the policies in-force. Thus, deferred reinsurance allowances on policies as required under the Financial Services-Insurance Topic may impact DAC amortization.

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(198,086)	$(176,752)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(203,128)	(194,005)
Amortization of deferred policy acquisition costs	(12,336)	(7,864)
Other operating expenses (1)	(32,257)	(31,295)
Total benefits and expenses	(247,721)	(233,164)

NET IMPACT OF REINSURANCE (2)	$49,635	$56,412

Allowances received	$(42,635)	$(47,958)
Less: Amount deferred	10,378	16,663
Allowances recognized (ceded other operating expenses) (1)	$(32,257)	$(31,295)

(1)  Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

(2)  Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance. We estimate that the impact of foregone investment income would reduce the net impact of reinsurance by 90% to 160%.

The table above does not reflect the impact of reinsurance on our net investment income. By ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed, which will increase the assuming companies’ profitability on the business we cede. The net investment income impact to us and the assuming companies has not been quantified. The impact of including foregone investment income would be to substantially reduce the favorable net impact of reinsurance reflected above. We estimate that the impact of foregone investment income would be to reduce the net impact of reinsurance presented in the table above by 90% to 160%. The Life Marketing segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

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

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

The increase in ceded premiums above for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was caused primarily by higher ceded traditional life premiums and policy fees of $18.6 million. First quarter 2010 showed lower than normal ceded premiums due to the one-time impact of a large block of policies reaching the end of the level pay period. Lapses on this block of policies caused decreases in ceded premiums in the first quarter of 2010. The impact on net income was not material as the impact on premiums was largely offset by an impact on reserve changes included in benefits and settlement expenses.

Ceded benefits and settlement expenses were higher for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to higher ceded claims partly offset by lower increases in ceded reserves. Traditional ceded benefits increased $9.0 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as a larger increase in ceded reserves more than offset lower ceded death benefits. Universal life ceded benefits decreased $0.1 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to higher ceded claims more than offsetting a lower change in ceded reserves. Ceded universal life claims were $14.5 million higher for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the differences in unlocking between the two periods.

Total allowances recognized for the three months ended March 31, 2011, increased from the three months ended March 31, 2010, as the impact of growth in universal life sales more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$180,494	$160,721	12.3%
Reinsurance ceded	(101,794)	(93,134)	9.3
Net premiums and policy fees	78,700	67,587	16.4
Net investment income	117,938	115,401	2.2
Other income	1,279	1,273	0.5
Total operating revenues	197,917	184,261	7.4
Realized gains (losses) - investments	(5,274)	44,519
Realized gains (losses) - derivatives	7,480	(30,063)
Total revenues	200,123	198,717
BENEFITS AND EXPENSES
Benefits and settlement expenses	142,481	133,474	6.7
Amortization of value of business acquired	15,904	13,195	20.5
Other operating expenses	7,141	6,223	14.8
Operating benefits and expenses	165,526	152,892	8.3
Amortization of VOBA related to realized gains (losses) - investments	699	143
Total benefits and expenses	166,225	153,035	8.6
INCOME BEFORE INCOME TAX	33,898	45,682	(25.8)
Less: realized gains (losses)	2,206	14,456
Less: related amortization of VOBA	(699)	(143)
OPERATING INCOME	$32,391	$31,369	3.3

The following table summarizes key data for the Acquisitions segment:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$187,504,555	$189,300,917	(0.9)%
Universal life	27,927,654	27,324,752	2.2
	$215,432,209	$216,625,669	(0.6)
Average Account Values
Universal life	$3,004,513	$2,755,125	9.1
Fixed annuity(2)	3,385,490	3,425,604	(1.2)
Variable annuity	736,726	139,690	n/m
	$7,126,729	$6,320,419	12.8
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.71%	5.89%
Interest credited to policyholders	4.14	4.28
Interest spread	1.57%	1.61%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.20% and 6.34% for the three months ended March 31, 2011 and 2010, respectively.

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Segment operating income

Operating income was $32.4 million for the three months ended March 31, 2011, an increase of $1.0 million, or 3.3%, as compared to the three months ended March 31, 2010, which was primarily due to the United Investors acquisition which added $7.7 million to operating income. This increase was partly offset by lower spreads and higher mortality and morbidity in some lines and the expected runoff in the other blocks of business.

Operating revenues

Net premiums and policy fees increased $11.1 million, or 16.4%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, which was primarily due to the United Investors acquisition which added $16.6 million to net premiums and policy fees. This was partly offset by the expected runoff of other lines of business. Net investment income increased $2.5 million, or 2.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. United Investors investment income of $8.8 million was partly offset by runoff of the segment’s in-force business and lower yields on certain investment portfolios.

Total benefits and expenses

Total benefits and expenses increased $13.2 million, or 8.6%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase reflects $18.0 million related to United Investors, partly offset by the expected runoff of the in-force business and fluctuations in mortality. The variance in the amortization of VOBA related to realized gains (losses) on investments is due to the size of the gains or losses relative to the gross profits used to amortize VOBA in a given year.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(101,794)	$(93,134)
BENEFITS AND EXPENSES
Benefit and settlement expenses	(91,875)	(85,069)
Amortization of deferred policy acquisition costs	(5,196)	(5,422)
Other operating expenses	(12,944)	(12,785)
Total benefits and expenses	(110,015)	(103,276)

NET IMPACT OF REINSURANCE(1)	$8,221	$10,142

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

The net impact of reinsurance decreased $1.9 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as increases in ceded premiums partly due to the United Investors acquisition more than offset increases in ceded benefits and expenses.

Annuities

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$14,923	$8,775	70.1%
Reinsurance ceded	(21)	(37)	(43.2)
Net premiums and policy fees	14,902	8,738	70.5
Net investment income	124,356	116,197	7.0
Realized gains (losses) - derivatives	(21,483)	9,549	n/m
Other income	11,101	5,405	n/m
Total operating revenues	128,876	139,889	(7.9)
Realized gains (losses) - investments	999	102
Total revenues	129,875	139,991	(7.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	96,242	94,241	2.1
Amortization of deferred policy acquisition costs and value of business acquired	6,843	19,600	(65.1)
Other operating expenses	12,929	9,230	40.1
Operating benefits and expenses	116,014	123,071	(5.7)
Amortization related to benefit and settlement expense	5	—
Amortization of DAC related to realized gains (losses) - investments	229	71
Total benefits and expenses	116,248	123,142	(5.6)
INCOME BEFORE INCOME TAX	13,627	16,849	(19.1)
Less: realized gains (losses)	999	102
Less: amortization related to benefit and settlement expense	(5)	—
Less: related amortization of DAC	(229)	(71)
OPERATING INCOME	$12,862	$16,818	(23.5)

The following table summarizes key data for the Annuities segment:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$309,264	$218,029	41.8%
Variable annuity	607,795	349,936	73.7
	$917,059	$567,965	61.5
Average Account Values
Fixed annuity(1)	$8,292,589	$7,600,963	9.1
Variable annuity	4,755,225	2,909,757	63.4
	$13,047,814	$10,510,720	24.1
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.95%	6.12%
Interest credited to policyholders	4.41	4.63
Interest spread	1.54%	1.49%

	As of
	March 31, 2011	December 31, 2010	Change
GMDB - Net amount at risk(3)	$178,647	$221,907	(19.5)%
GMDB Reserves	5,923	6,107	(3.0)
GMWB Reserves	11,486	19,611	(41.4)
Account value subject to GMWB rider	3,248,092	2,686,125	20.9
S&P 500® Index	1,326	1,258	5.4

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Segment operating income

Segment pre-tax operating income was $12.9 million in the first quarter of 2011 compared to $16.8 million in the first quarter of 2010. The current quarter included an unfavorable $10.5 million impact related to guaranteed benefits of certain VA contracts. The impact included $8.8 million related primarily to being over hedged regarding equity market exposure and $1.7 million related to in-force changes and updated model assumptions to value GMWB. The first quarter of 2010 included a favorable $4.6 million impact related to guaranteed benefits of certain VA contracts.  Partially offsetting these items were higher VA fees, higher spreads and average account value growth in the SPDA line and favorable SPIA mortality compared to the prior year’s quarter.

Operating revenues

Operating revenues decreased $11.0 million, or 7.9%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to an unfavorable impact from derivatives associated with the VA GMWB rider of $15.1 million. These losses were partially offset by a $0.4 million favorable fair value change associated with the equity indexed annuity (“EIA”) product along with increases in net investment income, policy fees, and other income. Average fixed account balances grew 9.1% and average variable account balances grew 63.4% for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.0 million, or 2.1%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. This increase was primarily the result of higher credited interest, an unfavorable change in unearned premium reserve amortization, and an unfavorable change related to EIA liability fair value adjustments. The unfavorable change in unearned premium amortization and bonus interest amortization associated with the VA GMWB rider and the unfavorable fair value change related to the EIA liability were $2.4 million and $0.4 million, respectively. Offsetting these increases was a favorable change of $2.0 million in SPIA mortality results.

Amortization of DAC

The decrease in DAC amortization for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to changes related to the VA GMWB rider, which caused a decrease in amortization of $16.3 million. Unfavorable DAC unlocking of $0.4 million was recorded by the segment during the three months ended March 31, 2011.

Sales

Total sales increased $349.1 million, or 61.5%, for the three month ended March 31, 2011, as compared to the three months ended March 31, 2010. Sales of variable annuities increased $257.9 million, or 73.7%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased $91.2 million, or 41.8%, for the three months ended March 31, 2011, as compared to the three month ended March 31, 2010. The increase in fixed annuity sales was driven by SPDA sales, reflecting higher demand for fixed products in the current interest rate environment, which increased by $63.1 million, or 34.3%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$36,104	$46,420	(22.2)%
Other income	(1)	—	n/m
Realized gains (losses)	8,606	1,536	n/m
Total revenues	44,709	47,956	(6.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	22,790	33,731	(32.4)
Amortization of deferred policy acquisition costs	3,547	979	n/m
Other operating expenses	571	683	(16.4)
Total benefits and expenses	26,908	35,393	(24.0)
INCOME BEFORE INCOME TAX	17,801	12,563	41.7
Less: realized gains (losses)	8,606	1,536
OPERATING INCOME	$9,195	$11,027	(16.6)

The following table summarizes key data for the Stable Value Products segment:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Sales
GIC	$74,658	$1,000	n/m %
GFA - Direct Institutional	—	150,000	n/m
	$74,658	$151,000	(50.6)

Average Account Values	$2,750,596	$3,494,977	(21.3)
Ending Account Values	$2,664,139	$3,454,186	(22.9)

Operating Spread
Net investment income yield	5.25%	5.31%
Interest credited	3.31	3.86
Operating expenses	0.60	0.19
Operating spread	1.34%	1.26%

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Segment operating income

Operating income was $9.2 million and decreased $1.8 million, or 16.6%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease in operating earnings resulted from a decline in average account values. We also called certain retail notes, which caused accelerated DAC amortization of $3.1 million on those called contracts. The operating spread increased 8 basis points to 134 basis points for the three months ended March 31, 2011, as compared to an operating spread of 126 basis points for the three months ended March 31, 2010.

Sales

Total sales were $74.7 million for the three months ended March 31, 2011 as compared to $151.0 million for the three months ended March 31, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$67,519	$75,578	(10.7)%
Reinsurance ceded	(24,422)	(29,991)	(18.6)
Net premiums and policy fees	43,097	45,587	(5.5)
Net investment income	5,726	6,330	(9.5)
Other income	20,162	14,569	38.4
Total operating revenues	68,985	66,486	3.8
BENEFITS AND EXPENSES
Benefits and settlement expenses	21,357	15,759	35.5
Amortization of deferred policy acquisition costs	6,790	6,931	(2.0)
Other operating expenses	36,851	32,970	11.8
Total benefits and expenses	64,998	55,660	16.8
INCOME BEFORE INCOME TAX	3,987	10,826	(63.2)
OPERATING INCOME	$3,987	$10,826	(63.2)

The following table summarizes key data for the Asset Protection segment:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Sales
Credit insurance	$8,766	$7,692	14.0%
Service contracts	59,420	49,605	19.8
Other products	17,244	11,459	50.5
	$85,430	$68,756	24.3
Loss Ratios (1)
Credit insurance	35.5%	43.9%
Service contracts	53.0	52.9
Other products	38.3	(142.8)

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Segment operating income

Operating income was $4.0 million, representing a decrease of $6.8 million, or 63.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Earnings from core product lines totaled $3.9 million for the three months ended March 31, 2011, an increase of $0.6 million, or 19.6%, as compared to the three months ended March 31, 2010. Credit insurance earnings increased $0.6 million, or 69.4%, as compared to the three months ended March 31, 2010, primarily due to lower loss ratios and lower expenses. Service contract earnings decreased $0.7 million, or 29.6%, as compared to the first quarter of 2010. The decrease primarily resulted from higher expenses in certain product lines partially offset by higher volume. Earnings from other products, including non-core lines, decreased $6.7 million, or 73.0%, for the three months ended March 31, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010. This decrease was partially offset by a $0.8 million increase in earnings from the GAP product line, as compared to the same quarter last year. Higher volume and favorable loss experience contributed to the increase.

Net premiums and policy fees

Net premiums and policy fees decreased $2.5 million, or 5.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Credit insurance premiums decreased $0.5 million, or 8.5%, as compared to the quarter in 2010. Service contract premiums decreased $2.1 million, or 5.7%, as compared to the three months ended March 31, 2010. Net premiums within the other product lines remained consistent as compared to the three months ended March 31, 2010. The decreases were mainly the result of decreasing sales in prior years and the related impact on earned premiums.

Other income

Other income increased $5.6 million, or 38.4%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to increased sales in 2011 as a result of improvement in U.S. auto sales.

Benefits and settlement expenses

Benefits and settlement expenses increased $5.6 million, or 35.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Credit insurance claims decreased $0.6 million, or 25.9%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Service contract claims decreased $1.1 million, or 5.5%. Other products claims increased $7.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The first quarter of 2010 included a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business. The increase was partially offset by a lower loss ratio in the GAP product line.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.1 million, or 2.0%, lower for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to lower earned premiums. Other operating expenses increased $3.9 million, or 11.8%, for the three ended March 31, 2011, mainly due to higher commission expense in certain service contract lines primarily resulting from an increase in sales.

Sales

Total segment sales increased $16.7 million, or 24.3%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Credit insurance sales increased $1.1 million, or 14.0%, as compared to the three months ended March 31, 2010. Service contract sales increased $9.8 million, or 19.8%, as compared to the three months ended March 31, 2010. Sales in other products increased $5.8 million, or 50.5%, all in the GAP product line. Increases in all product lines are partly attributable to the improvement in U.S. auto sales over the prior year.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARCs”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARCs to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(24,422)	$(29,991)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(16,426)	(20,716)
Amortization of deferred policy acquisition costs	(6,645)	(9,428)
Other operating expenses	(2,582)	(1,805)
Total benefits and expenses	(25,653)	(31,949)

NET IMPACT OF REINSURANCE(1)	$1,231	$1,958

(1)  Assumes no investment income on reinsurance. Forgone investment income would substantially reduce the favorable impact of reinsurance.

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Reinsurance premiums ceded decreased $5.6 million, or 18.6%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease was primarily due to a decline in ceded service contract premiums and ceded GAP premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $4.3 million, or 20.7%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $2.8 million, or 29.5%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded increased $0.8 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$5,655	$6,371	(11.2)%
Reinsurance ceded	(94)	—	n/m
Net premiums and policy fees	5,561	6,371	(12.7)
Net investment income	36,597	22,719	61.1
Realized gains (losses) - derivatives	—	42
Other income	10,231	2	n/m
Total operating revenues	52,389	29,134	79.8
Realized gains (losses) - investments	1,192	(8,029)
Realized gains (losses) - derivatives	494	(4,365)
Total revenues	54,075	16,740	n/m
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,823	6,537	(10.9)
Amortization of deferred policy acquisition costs	358	448	(20.1)
Other operating expenses	34,372	25,932	32.5
Total benefits and expenses	40,553	32,917	23.2
INCOME (LOSS) BEFORE INCOME TAX	13,522	(16,177)	n/m
Less: realized gains (losses) - investments	1,192	(8,029)
Less: realized gains (losses) - derivatives	494	(4,365)
OPERATING INCOME (LOSS)	$11,836	$(3,783)	n/m

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

Segment operating income (loss)

Corporate and Other segment operating income was $11.8 million for the three months ended March 31, 2011, as compared to a loss of $3.8 million for the three months ended March 31, 2010. The improvement was primarily due to the growth in net investment income due to deploying liquidity and yield improvements and a $10.1 million pre-tax gain on the repurchase of non-recourse funding obligations. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments. Partially offsetting the increase was a decrease of $7.5 million related to a portfolio of securities designated for trading compared to the same period in the prior year.

Operating revenues

Net investment income for the segment increased $13.9 million, or 61.1%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, and net premiums and policy fees decreased $0.8 million, or 12.7%. The increase in net investment income was primarily the result of deploying liquidity, yield improvements and $8.5 million of pre-tax earnings relating to the settlement of a dispute with respect to certain investments. These increases were partially offset by a decrease related to mark-to-market adjustments on a portfolio of securities designated for trading.

Total benefits and expenses

Total benefits and expenses increased $7.6 million, or 23.2%, for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to an increase of $8.4 million in other operating expenses which includes an increase in interest expense of $6.9 million, partially offset by a decrease of $0.7 million in policy benefits.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2011, our investment portfolio was approximately $31.3 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	March 31, 2011		December 31, 2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011 - $19,429,707; 2010 - $19,732,704)	$20,029,354	64.0%	$20,314,417	64.9%
Privately issued bonds (amortized cost: 2011 - $4,494,663; 2010 - $4,234,952)	4,614,979	14.7	4,329,770	13.8
Fixed maturities	24,644,333	78.7	24,644,187	78.7
Equity securities (cost: 2011 - $301,256; 2010 - $307,971)	309,901	1.0	317,255	1.0
Mortgage loans	4,864,249	15.5	4,883,400	15.6
Investment real estate	7,636	0.0	7,196	0.0
Policy loans	784,320	2.5	793,448	2.5
Other long-term investments	282,550	0.9	283,002	0.9
Short-term investments	405,419	1.4	349,245	1.3
Total investments	$31,298,408	100.0%	$31,277,733	100.0%

Included in the preceding table are $2.9 billion and $3.0 billion of fixed maturities and $155.4 million and $114.3 million of short-term investments classified as trading securities as of March 31, 2011 and December 31, 2010, respectively. The trading portfolio includes invested assets of $2.8 billion and $2.9 billion as of March 31, 2011 and December 31, 2010, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of March 31, 2011, our fixed maturity investment holdings were approximately $24.6 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2011	December 31, 2010
AAA	16.8%	17.0%
AA	4.9	4.8
A	18.3	17.9
BBB	47.9	47.9
Below investment grade	12.1	12.4
	100.0%	100.0%

During the three months ended March 31, 2011 and for the year ended December 31, 2010, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of March 31, 2011, based upon amortized cost, $42.5 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $23.8 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2011	December 31, 2010
	(Dollars In Millions)
Residential mortgage-backed securities	$2,689.1	$2,970.3
Commercial mortgage-backed securities	315.3	311.6
Other asset-backed securities	952.5	927.1
U.S. government-related bonds	1,622.3	1,571.9
Other government-related bonds	277.2	327.8
States, municipals, and political subdivisions	1,140.6	1,123.8
Corporate bonds	17,647.3	17,411.7
Total fixed income portfolio	$24,644.3	$24,644.2

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $21.8 billion, or 88.4%, of our fixed maturities as “available-for-sale” as of March 31, 2011. These securities are carried at fair value on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.9 billion, or 11.6%, of our fixed maturities as of March 31, 2011. Fixed maturities with a market value of $2.8 billion and short-term investments with a market value of $155.4 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2011	December 31, 2010
	(Dollars In Thousands)
AAA	$806,829	$816,064
AA	207,900	177,419
A	557,881	584,408
BBB	964,454	1,008,943
Below investment grade	242,412	269,710
Total Modco trading fixed maturities	$2,779,476	$2,856,544

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of March 31, 2011, were approximately $4.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of March 31, 2011. As of March 31, 2011, these holdings were approximately $2.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	58.7%
PAC	18.6
Pass Through	7.2
Other	15.5
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	35.6%
AA	3.9
A	0.7
BBB	3.5
Below investment grade	56.3
100.0%

As of March 31, 2011, we held securities with a fair value of $379.2 million, or 1.2% of invested assets, of securities supported by collateral classified as Alt-A. As of December 31, 2010, we held securities with a fair value of $401.0 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of March 31, 2011:

Percentage of
Alt-A
Rating	Securities
AAA	1.5%
A	0.2
BBB	1.9
Below investment grade	96.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2011:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$4.1	$—	$—	$1.6	$—	$5.7
A	0.7	—	—	—	—	0.7
BBB	7.2	—	—	—	—	7.2
Below investment grade	365.6	—	—	—	—	365.6
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$377.6	$—	$—	$1.6	$—	$379.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
A	—	—	—	—	—	—
BBB	0.8	—	—	—	—	0.8
Below investment grade	(37.0)	—	—	—	—	(37.0)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(36.2)	$—	$—	$—	$—	$(36.2)

As of March 31, 2011, we had RMBS with a total fair value of $39.3 million, or 0.1% of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2010, we held securities with a fair value of $42.1 million that were supported by collateral classified as sub-prime.

The following table includes the percentage of our collateral classified as sub-prime, grouped by rating category, as of March 31, 2011:

Percentage of
Sub-prime
Rating	Securities
AAA	0.2%
AA	5.0
A	9.7
BBB	2.5
Below investment grade	82.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of March 31, 2011:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$0.1	$—	$—	$—	$—	$0.1
AA	1.9	—	—	—	—	1.9
A	3.8	—	—	—	—	3.8
BBB	1.0	—	—	—	—	1.0
Below investment grade	32.5	—	—	—	—	32.5
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$39.3	$—	$—	$—	$—	$39.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.1)	—	—	—	—	(0.1)
A	(0.2)	—	—	—	—	(0.2)
BBB	(0.1)	—	—	—	—	(0.1)
Below investment grade	(22.6)	—	—	—	—	(22.6)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(23.0)	$—	$—	$—	$—	$(23.0)

As of March 31, 2011, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.3 billion, or 7.3% of total invested assets. As of December 31, 2010, we held securities with a fair value of $2.5 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of March 31, 2011:

Percentage of
Prime
Rating	Securities
AAA	42.0%
AA	4.5
A	0.6
BBB	3.8
Below investment grade	49.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2010:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$802.2	$—	$—	$141.6	$8.8	$952.6
AA	103.1	—	—	—	—	103.1
A	13.5	—	—	—	—	13.5
BBB	86.7	—	—	—	—	86.7
Below investment grade	1,114.7	—	—	—	—	1,114.7
Total mortgage-backed securities collateralized by prime mortgage loans	$2,120.2	$—	$—	$141.6	$8.8	$2,270.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$47.4	$—	$—	$(1.7)	$—	$45.7
AA	0.6	—	—	—	—	0.6
A	0.4	—	—	—	—	0.4
BBB	1.8	—	—	—	—	1.8
Below investment grade	(20.5)	—	—	—	—	(20.5)
Total mortgage-backed securities collateralized by prime mortgage loans	$29.7	$—	$—	$(1.7)	$—	$28.0

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of March 31, 2011, the CMBS holdings were approximately $315.3 million. As of December 31, 2010, the CMBS holdings were approximately $311.6 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of March 31, 2011:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	95.3%
AA	4.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of March 31, 2011:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$158.0	$45.7	$3.8	$93.1	$—	$300.6
AA	2.7	—	—	3.0	9.0	14.7
Total commercial mortgage-backed securities	$160.7	$45.7	$3.8	$96.1	$9.0	$315.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$4.5	$2.5	$(0.1)	$(1.3)	$—	$5.6
AA	(0.1)	—	—	—	—	(0.1)
Total commercial mortgage-backed securities	$4.4	$2.5	$(0.1)	$(1.3)	$—	$5.5

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2011, these holdings were approximately $952.5 million. As of December 31, 2010, these holdings were approximately $927.1 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of March 31, 2011:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	94.7%
AA	2.8
A	0.6
BBB	0.6
Below investment grade	1.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of March 31, 2011:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$809.3	$—	$19.8	$32.0	$41.4	$902.5
AA	26.9	—	—	—	—	26.9
A	6.0	—	—	—	—	6.0
BBB	5.7	—	—	—	—	5.7
Below investment grade	11.4	—	—	—	—	11.4
Total other asset-backed securities	$859.3	$—	$19.8	$32.0	$41.4	$952.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$(17.9)	$—	$—	$—	$—	$(17.9)
AA	2.8	—	—	—	—	2.8
A	0.4	—	—	—	—	0.4
BBB	(0.3)	—	—	—	—	(0.3)
Below investment grade	(10.5)	—	—	—	—	(10.5)
Total other asset-backed securities	$(25.5)	$—	$—	$—	$—	$(25.5)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2011, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	March 31, 2011	Value	December 31, 2010	Value
	(Dollars In Thousands)
Banking	$2,117,850	8.6%	$2,046,515	8.3%
Other finance	229,622	0.9	162,157	0.7
Electric	3,128,603	12.7	3,145,491	12.8
Natural gas	2,186,382	8.9	2,153,935	8.7
Insurance	1,877,999	7.6	1,874,015	7.6
Energy	1,477,878	6.0	1,408,963	5.7
Communications	1,187,640	4.8	1,178,727	4.8
Basic industrial	1,123,593	4.6	1,110,947	4.5
Consumer noncyclical	1,111,998	4.5	1,146,240	4.7
Consumer cyclical	524,906	2.1	566,808	2.3
Finance companies	230,478	0.9	214,102	0.9
Capital goods	735,549	3.0	732,975	3.0
Transportation	546,952	2.2	551,088	2.2
Other industrial	150,198	0.6	148,819	0.6
Brokerage	509,490	2.1	484,111	2.0
Technology	416,306	1.7	405,187	1.6
Real estate	65,688	0.3	55,424	0.2
Other utility	26,005	0.1	26,233	0.1
Commercial mortgage-backed securities	315,333	1.3	311,564	1.3
Other asset-backed securities	952,564	3.9	927,108	3.8
Residential mortgage-backed non-agency securities	1,895,570	7.7	2,144,419	8.7
Residential mortgage-backed agency securities	793,592	3.2	825,869	3.4
U.S. government-related securities	1,622,326	6.6	1,571,965	6.4
Other government-related securities	277,204	1.1	327,760	1.3
States, municipals, and political divisions	1,140,607	4.6	1,123,765	4.4
Total	$24,644,333	100.0%	$24,644,187	100.0%

Our investments in debt and equity securities are reported at fair value and investments in mortgage loans are reported at amortized cost. As of March 31, 2011, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $24.6 billion, which was 3.4% above amortized cost of $23.8 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2011, our mortgage loan holdings were approximately $4.9 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2011 and December 31, 2010, our allowance for mortgage loan credit losses was $4.3 million and $11.7 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2011, we estimated the fair value of our mortgage loans to be $5.2 billion (using discounted cash flows from the next call date), which was 7.2% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. We also offer a commercial loan product under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2011, approximately $888.6 million of our mortgage loans had this participation feature. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset option provisions between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates.

As of March 31, 2011, delinquent mortgage loans, foreclosed properties, and restructured loans pursuant to a pooling and servicing agreement totaled $19.6 million, and were less than 0.1% of invested assets. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: 1) those not subject to a pooling and servicing agreement and 2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement. The loans subject to a pooling and servicing agreement have been included on our consolidated balance sheet (“balance sheet”) beginning in the first quarter of 2010 in accordance with ASU 2009-17. For loans not subject to a pooling and servicing agreement, as of March 31, 2011, $3.0 million, or 0.1%, of the mortgage loan portfolio was nonperforming. In addition, as of March 31, 2011, $16.6 million, 0.3%, of the mortgage loan portfolio that is subject to a pooling and servicing agreement was either nonperforming or has been restructured under the terms and conditions of the pooling and service agreement.

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

Securities Lending

We participate in securities lending, primarily as an investment yield enhancement, whereby securities that are held as investments are loaned to third parties for short periods of time. We require initial collateral of 102% of the market value of the loaned securities to be separately maintained. The loaned securities’ market value is monitored on a daily basis. As of March 31, 2011, securities with a market value of $96.4 million were loaned under this program. As collateral for the loaned securities, we receive short-term investments, which are recorded in “short-term investments” with a corresponding liability recorded in “other liabilities” to account for our obligation to return the collateral. As of March 31, 2011, the fair value of the collateral related to this program was $97.7 million and we have an obligation to return $99.0 million of collateral to the securities borrowers.

At the end of the period, we decided to discontinue this program. We believed that certain debt securities that were part of this program’s collateral, and were in an unrealized loss position, will be sold prior to their respective maturities. Therefore, we recorded a $1.3 million other-than-temporary impairment loss on these securities during the period.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2011:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$3,319,484	15.2%
AA	1,010,213	4.6
A	3,953,151	18.1
BBB	10,822,988	49.7
Investment grade	19,105,836	87.6
BB	1,210,614	5.6
B	562,166	2.6
CCC or lower	916,353	4.2
Below investment grade	2,689,133	12.4
Total	$21,794,969	100.0%

Not included in the table above are $2.6 billion of investment grade and $290.5 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. The following table includes securities held in our Modco portfolio and summarizes our ten largest fixed maturity exposures to an individual creditor group as of March 31, 2011:

Creditor	Market Value
(Dollars In Millions)
Verizon Communications Inc.	$170.2
Bershire Hathaway Inc.	156.3
Firstenergy Corp.	135.1
Time Warner Cable	127.5
Rio Tinto	126.4
Enterprise Products Partners	124.3
Nextera Energy Inc.	120.3
Bank of American Corporation	120.0
PNC Financial Services Group	119.7
American Electric Power	116.5

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

The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the three months ended March 31, 2011, we recorded total other-than-temporary impairments of approximately $16.0 million, with $10.3 million of this amount recorded in other comprehensive income (loss).

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2011, we concluded that approximately $5.7 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $10.3 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded for the three months ended March 31, 2011.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The
	Three Months Ended
	March 31,
	2011	2010	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$5,456	$9,841	$(4,385)
Fixed maturity losses - sales	(194)	(1,378)	1,184
Equity gains - sales	9,100	—	9,100
Equity losses - sales	—	—	—
Impairments on fixed maturity securities	(5,662)	(11,869)	6,207
Impairments on equity securities	—	—	—
Modco trading portfolio	(5,649)	44,093	(49,742)
Other	1,827	(2,919)	4,746
Total realized gains (losses) - investments	$4,878	$37,768	$(32,890)

Derivatives related to interest rate futures	$(5,670)	$—	$(5,670)
Derivatives related to equity futures	(17,843)	—	(17,843)
Derivatives related to equity options and volatility swaps	(6,094)	—	(6,094)
Embedded derivatives related to reinsurance	7,842	(31,094)	38,936
Interest rate swaps	532	(2,392)	2,924
Interest rate floors/YRT(1) premium support arrangements	(401)	(900)	499
GMWB embedded derivatives	8,195	9,124	(929)
Other derivatives	575	785	(210)
Total realized gains (losses) - derivatives	$(12,864)	$(24,477)	$11,613

(1) YRT - yearly renewable term

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments, Modco trading portfolio activity, and related embedded derivatives related to corporate debt, during the three months ended March 31, 2011, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

The $9.1 million of gains included in equity securities primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2011, we recognized pre-tax other-than-temporary impairments of $5.7 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $10.3 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. For the three months ended March 31, 2010, we recognized pre-tax other-than-temporary impairments of $11.9 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

For The
Three Months Ended
March 31, 2011
(Dollars In Millions)
Alt-A MBS	$4.0
Other MBS	0.5
Other corporate bonds	—
Sub-prime bonds	1.2
Total	$5.7

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold securities until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2011, we sold securities in an unrealized loss position with a fair value of $20.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$7,530	37.7%	$(82)	42.0%
>90 days but <= 180 days	2,416	12.1	(81)	41.8
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	—	—	—	—
>1 year	10,050	50.2	(31)	16.2
Total	$19,996	100.0%	$(194)	100.0%

For the three months ended March 31, 2011, we sold securities in an unrealized loss position with a fair value (proceeds) of $20.0 million. The loss realized on the sale of these securities was $0.2 million.

For the three months ended March 31, 2011, we sold securities in an unrealized gain position with a fair value of $235.7 million. The gain realized on the sale of these securities was $14.6 million.

The $1.8 million of other realized losses recognized for the three months ended March 31, 2011, consists of a reduction in the mortgage loan loss reserve of $7.4 million and mortgage loan losses of $5.6 million.

For the three months ended March 31, 2011, net losses of $5.6 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $4.0 million of gains was realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

During the third quarter of 2010, we began a program of transacting in equity and interest rate futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax loss of $17.8 million and interest rate futures resulted in a pre-tax loss of $5.7 million for the three months ended March 31, 2011, respectively. Such positions were not held during the three months ended March 31, 2010.

During the fourth quarter of 2010, we began a program of transacting in equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options and volatility swaps resulted in net pre-tax losses of $6.1 million for the three months ended March 31, 2011. Such positions were not held during the three months ended March 31, 2010.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $7.8 million of pre-tax gains on these embedded derivatives for the three months ended March 31, 2011, was the result of increased treasury yields. For the three months ended March 31, 2011, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We have an interest rate floor agreement and an YRT premium support arrangement with PLC. We recognized a pre-tax loss of $0.4 million for the three months ended March 31, 2011 related to the interest rate floor agreement. There are no YRT premium support arrangement gains or losses for the three months ended March 31, 2011.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $0.5 million for the three months ended March 31, 2011. The net gains were primarily the result of $1.6 million in unrealized gains during the period.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized gains of $8.2 million for the three months ended March 31, 2011.

We also use various other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.6 million for the three months ended March 31, 2011.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2011, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of March 31, 2011, we had an overall net unrealized gain of $728.6 million, prior to tax and DAC offsets, and a net unrealized gain of $685.8 million as of December 31, 2010.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2011, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,640,594	27.2%	$1,665,945	26.2%	$(25,351)	7.9%
>90 days but <= 180 days	1,953,298	32.4	2,026,786	31.9	(73,488)	23.0
>180 days but <= 270 days	234,006	3.9	261,321	4.1	(27,315)	8.6
>270 days but <= 1 year	77,544	1.3	88,064	1.4	(10,520)	3.3
>1 year but <= 2 years	62,871	1.0	64,857	1.0	(1,986)	0.6
>2 years but <= 3 years	675,175	11.2	721,391	11.4	(46,216)	14.5
>3 years but <= 4 years	1,070,399	17.7	1,171,140	18.4	(100,741)	31.5
>4 years but <= 5 years	76,656	1.3	88,762	1.4	(12,106)	3.8
>5 years	245,060	4.0	266,670	4.2	(21,610)	6.8
Total	$6,035,603	100.0%	$6,354,936	100.0%	$(319,333)	100.0%

The majority of the unrealized loss as of March 31, 2011, for both investment grade and below investment grade securities, is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2010. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of March 31, 2011, the Barclays Investment Grade Index was priced at 132 basis points (“bps”) versus a 10 year average of 159 bps. Similarly, the Barclays High Yield Index was priced at 465 bps versus a 10 year average of 608 bps. As of March 31, 2011, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 2.28%, 3.47%, and 4.51%, as compared to 10 year averages of 3.38%, 4.08%, and 4.69%, respectively.

As of March 31, 2011, 45.4% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of March 31, 2011, there were estimated gross unrealized losses of $43.7 million and $22.2 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of March 31, 2011, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three months ended March 31, 2011, we recorded $5.7 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2011, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$663,676	11.0%	$703,819	11.1%	$(40,143)	12.6%
Other finance	78,525	1.3	80,791	1.3	(2,266)	0.7
Electric	518,954	8.6	546,258	8.6	(27,304)	8.6
Natural gas	291,952	4.8	302,839	4.8	(10,887)	3.4
Insurance	379,167	6.3	400,919	6.3	(21,752)	6.8
Energy	171,759	2.8	175,950	2.8	(4,191)	1.3
Communications	183,641	3.0	191,068	3.0	(7,427)	2.3
Basic industrial	182,019	3.0	187,246	2.9	(5,227)	1.6
Consumer noncyclical	156,411	2.6	162,289	2.6	(5,878)	1.8
Consumer cyclical	183,636	3.0	191,209	3.0	(7,573)	2.4
Finance companies	90,310	1.5	94,390	1.5	(4,080)	1.3
Capital goods	137,173	2.3	144,063	2.3	(6,890)	2.2
Transportation	96,244	1.6	99,268	1.6	(3,024)	0.9
Other industrial	72,889	1.2	77,582	1.2	(4,693)	1.5
Brokerage	81,773	1.4	86,736	1.4	(4,963)	1.6
Technology	112,987	1.9	115,919	1.8	(2,932)	0.9
Real estate	—	0.0	—	0.0	—	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	33,147	0.5	34,253	0.5	(1,106)	0.3
Other asset-backed securities	669,282	11.1	699,787	11.0	(30,505)	9.6
Residential mortgage-backed non-agency securities	935,491	15.5	1,036,340	16.3	(100,849)	31.6
Residential mortgage-backed agency securities	119,680	2.0	120,637	1.9	(957)	0.3
U.S. government-related securities	272,367	4.5	277,915	4.4	(5,548)	1.7
Other government-related securities	43,848	0.7	43,894	0.7	(46)	0.0
States, municipals, and political divisions	560,651	9.4	581,720	9.0	(21,069)	6.6
Total	$6,035,603	100.0%	$6,354,936	100.0%	$(319,333)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2011	December 31, 2010

Banking	12.6%	14.1%
Other finance	0.7	0.4
Electric	8.6	7.5
Natural gas	3.4	3.2
Insurance	6.8	7.0
Energy	1.3	0.4
Communications	2.3	1.6
Basic industrial	1.6	1.3
Consumer noncyclical	1.8	1.1
Consumer cyclical	2.4	2.1
Finance companies	1.3	1.8
Capital goods	2.2	1.8
Transportation	0.9	0.7
Other industrial	1.5	1.0
Brokerage	1.6	2.3
Technology	0.9	1.2
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.3	0.2
Other asset-backed securities	9.6	7.8
Residential mortgage-backed non-agency securities	31.6	37.2
Residential mortgage-backed agency securities	0.3	0.5
U.S. government-related securities	1.7	0.8
Other government-related securities	0.0	0.0
States, municipals, and political divisions	6.6	6.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2011, varies, with 15.0% maturing in less than 5 years, 21.5% maturing between 5 and 10 years, and 63.5% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2011:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$2,385,435	39.5%	$2,461,138	38.7%	$(75,703)	23.7%
BBB	2,089,284	34.6	2,158,448	34.0	(69,164)	21.7
Investment grade	4,474,719	74.1	4,619,586	72.7	(144,867)	45.4
BB	294,440	4.9	317,142	5.0	(22,702)	7.1
B	464,929	7.7	500,609	7.9	(35,680)	11.2
CCC or lower	801,515	13.3	917,599	14.4	(116,084)	36.3
Below investment grade	1,560,884	25.9	1,735,350	27.3	(174,466)	54.6
Total	$6,035,603	100.0%	$6,354,936	100.0%	$(319,333)	100.0%

As of March 31, 2011, we held 180 positions of below investment grade securities with a fair value of $1.6 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $174.5 million, of which $136.6 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 5.0% of invested assets.

As of March 31, 2011, securities in an unrealized loss position that were rated as below investment grade represented 25.9% of the total market value and 54.6% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $182.7 million. A widening of credit spreads is estimated to account for unrealized losses of $288.6 million, with changes in treasury rates offsetting this loss by an estimated $105.9 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of March 31, 2011, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 1.88 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category, as of March 31, 2011:

Weighted-Average
Non-agency portolio	Life

Prime	1.25
Alt-A	3.69
Sub-prime	5.40

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2011:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$145,765	9.3%	$151,131	8.7%	$(5,366)	3.1%
>90 days but <= 180 days	124,801	8.0	134,158	7.7	(9,357)	5.4
>180 days but <= 270 days	77,860	5.0	92,399	5.3	(14,539)	8.3
>270 days but <= 1 year	28,319	1.8	36,897	2.1	(8,578)	4.9
>1 year but <= 2 years	20,382	1.3	22,162	1.3	(1,780)	1.0
>2 years but <= 3 years	195,438	12.5	227,191	13.1	(31,753)	18.2
>3 years but <= 4 years	774,798	49.6	856,255	49.3	(81,457)	46.7
>4 years but <= 5 years	42,175	2.7	50,135	2.9	(7,960)	4.6
>5 years	151,346	9.8	165,022	9.6	(13,676)	7.8
Total	$1,560,884	100.0%	$1,735,350	100.0%	$(174,466)	100.0%

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of March 31, 2011, we had no outstanding balance related to such borrowings. For the three months ended

March 31, 2011, we had a maximum balance outstanding of $245.5 million related to these programs. The average daily balance was $104.3 million for the three months ended March 31, 2011.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

During the fourth quarter of 2010, we completed the acquisition of United Investors Life Insurance Company (“United Investors”). The transaction required a cash outlay by us of approximately $342.9 million, and an additional payment of $20.4 million was made in the first quarter of 2011.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. We did not have an outstanding balance under the Credit Facility as of March 31, 2011. PLC had an outstanding balance of $125.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of March 31, 2011. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2011.

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

We are a member of the FHLB of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by the following factors: 1) total advance capacity is limited to the lower of 50% of total assets or 100% of mortgage-related assets of Protective Life Insurance Company, 2) ownership of appropriate capital and activity stock to support continued membership in the FHLB and current and future advances, and 3) the availability of adequate eligible mortgage or treasury/agency collateral to back current and future advances.

We held $62.7 million of FHLB common stock as of March 31, 2011, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2011, we had $976.0 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2011, we reported approximately $639.4 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held in non-Modco portfolios as of March 31, 2011, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 3 valuation. An unrealized loss of $18.0 million and $16.7 million was recorded as of March 31, 2011 and December 31, 2010, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of March 31, 2011, to fund mortgage loans in the amount of $238.5 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of March 31, 2011, we held cash and short-term investments of $605.3 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)

Net cash provided by operating activities	$82,163	$176,885
Net cash provided by (used in) investing activities	26,871	(180,232)
Net cash used in financing activities	(146,164)	(16,917)
Total	$(37,130)	$(20,264)

For The Three Months Ended March 31, 2011 as compared to The Three Months Ended March 31, 2010

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

Net cash provided by (used in) investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio, a $20.4 million payment in 2011 for the United Investors acquisition, and changes in other long-term and short-term investments.

Net cash used in financing activities - Changes in cash from financing activities primarily related to the repurchase of $35.7 million of non-recourse funding obligations and investment product and universal life net activity, which reflected $72.9 million more outflows in 2011, compared to the prior year.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

We have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. PLC had an outstanding balance of $125.0 million as of March 31, 2011, under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of March 31, 2011. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of March 31, 2011, securities related to $496.7 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $28.4 million of the non-recourse funding obligations was held by a nonconsolidated affiliate, and $49.9 million was held by a consolidated subsidiary of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, has an outstanding Letter of Credit (“LOC”) issued under a Reimbursement Agreement with UBS AG, Stamford Branch (“UBS”), with a total outstanding balance of $505 million as of March 31, 2011. The LOC was issued to a trust for the benefit of our wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by us or one of our affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement effective April 1, 2010.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, has an outstanding twelve-year LOC issued under a Reimbursement Agreement with UBS, with a total outstanding balance of $315.0 million as of March 31, 2011. The term of the LOC is 12 years. The LOC was issued to a trust for the benefit of WCL. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The LOC was issued to support certain obligations of Golden Gate IV to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate IV from WCL under an indemnity reinsurance agreement effective October 1, 2010.

During the fourth quarter of 2010, we completed the acquisition of United Investors Life Insurance Company. Additionally, during the fourth quarter of 2010, in an unrelated transaction, we signed an agreement to reinsure a life insurance block from Liberty Life Insurance Company. This transaction was closed on April 29, 2011, in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by us in the transaction at closing was $313 million, including a $222 million ceding commission paid to Liberty Life. The final amount of the ceding commission is subject to adjustment upon completion of the final Liberty Life closing statutory balance sheet. In conjunction with closing, we invested $40 million in a surplus note issued by Athene Life Re.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2011, we ceded premiums to third party reinsurers amounting to $324.4 million. In addition, we had receivables from reinsurers amounting to $5.6 billion as of March 31, 2011. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of March 31, 2011:

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

As of March 31, 2011, we had policy liabilities and accruals of approximately $19.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.65%.

Contractual Obligations

The table below sets forth future maturities of non-recourse funding obligations, stable value products, operating lease obligations, other property lease obligations, mortgage loan commitments, and policyholder obligations.

We enter into various obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, will also vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates, market performance, or surrender provisions. Many of our obligations are linked to cash-generating contracts. In addition, our operations involve significant expenditures that are not based upon commitments. These include expenditures for income taxes and payroll.

As of March 31, 2011, we carried a $10.1 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$3,276,480	$70,034	$140,068	$140,068	$2,926,310
Stable value products(2)	2,808,545	860,276	1,119,952	737,413	90,904
Operating leases(3)	16,144	4,009	6,469	4,599	1,067
Home office lease(4)	76,900	755	76,145	—	—
Mortgage loan commitments	238,549	238,549	—	—	—
Policyholder obligations(5)	24,265,470	2,629,052	2,895,413	2,626,294	16,114,711
Total	$30,682,088	$3,802,675	$4,238,047	$3,508,374	$19,132,992

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 12, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of March 31, 2011, $833.5 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of March 31, 2011, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $32.4 million and $178.4 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of March 31, 2011, the Level 3 fair value of these liabilities was $143.0 million.

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

Of our $865.9 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $681.1 million were ABS. Of this amount, $649.7 million were student loan related ABS and $31.4 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$304
2003	111
2004	122
2005	14
2006	27
2007	103
Total	$681

The ABS was rated as follows: $652.4 million were AAA rated, $22.7 million were AA rated, and $6.0 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk.

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2011, we had outstanding mortgage loan commitments of $238.5 million at an average rate of 5.84%.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards.

RECENT DEVELOPMENTS

During the fourth quarter of 2010, we completed the acquisition of United Investors Life Insurance Company. The transaction required a cash outlay by us of approximately $342.9 million, and an additional payment of $20.4 million was made in the first quarter of 2011.

In addition, during the fourth quarter of 2010, we entered into an agreement to reinsure a life insurance block from Liberty Life Insurance Company, subject to the acquisition of Liberty Life by Athene Holding. This transaction was closed on April 29, 2011, in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by us in the transaction at closing was $313 million, including a $222 million ceding commission paid to Liberty Life. The final amount of the ceding commission is subject to adjustment upon completion of the final Liberty Life closing statutory balance sheet. In conjunction with closing, we invested $40 million in a surplus note issued by Athene Life Re.

The NAIC approved regulatory changes in 2009 that impacted our insurance subsidiaries and their competitors in 2010 and will continue to do so in 2011. The NAIC approved changes to the measurements used to determine the amount of deferred tax assets (“DTAs”) an insurance company may claim as admitted assets on its statutory financial statements. These changes had the effect of increasing the amount of DTAs an insurance company was permitted to claim as an admitted asset for purposes of insurance company statutory financial statements filed for calendar years 2009, 2010, and 2011. The NAIC continues to study the measurements used to determine the amount of DTAs an insurance company may claim as admitted assets on its statutory financial statements and further changes are possible. In March 2011, the NAIC issued proposed Statement of Statutory Accounting Principles No. 101 — Income Taxes, which may become effective on January 1, 2012. When compared to the rules that have been in effect in 2009, 2010, and 2011, additional restrictions on the admittance of DTAs would apply, thereby reducing capital and surplus and risk-based capital. Also in 2010, the NAIC approved changes to the Model Holding Company System Regulatory Act that, if enacted by the legislatures of the states in which our insurance subsidiaries are domiciled, will subject such subsidiaries to increased reporting requirements.

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

During the fourth quarter of 2010, the Federal Housing Finance Agency issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate our eligibility for continued FHLB membership or limit our borrowing capacity pursuant to our FHLB membership could have a material adverse effect on the Company. We can give no assurance as to the outcome of the ANPR.

On April 15, 2011, Scottish Re Group Limited (“Scottish Re”) announced that it had entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which an affiliate of certain investors will be merged into Scottish Re and Scottish Re will continue as the surviving entity. Scottish Re is a significant reinsurer of certain blocks of our business. For additional information on our reinsurance exposure to Scottish Re, refer to our Form 10-K for the period ended December 31, 2010.

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

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A. Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition, or future results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

The Company is subject to government regulation in each of the states in which it conducts business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other customers rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial and/or market conduct examinations of the Company may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company that could, if determined adversely, have a material impact on the Company. The Company is required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability.

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Although some NAIC pronouncements may take effect automatically without affirmative action by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere.  Therefore, it is possible that actions could be taken by the NAIC that are effective immediately without the procedural safeguards that would be present if governmental action was required. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Reform Act are or may become applicable to the Company, its competitors or those entities with which the Company does business, including but not limited to: the establishment of federal regulatory authority over derivatives, the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation of broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity. The Reform Act also creates the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the Company and its subsidiaries sell products that may be regulated by the CFPB. Numerous provisions of the Reform Act require the adoption of implementing rules and/or regulations. In addition, the Reform Act mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with the Reform Act may impact the Company in many ways, including but not limited to: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, or otherwise have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

The Company and its subsidiaries may also be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans governed by the Employee Retirement Income Security Act (“ERISA”). Severe penalties are imposed for breach of duties under ERISA.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, and because the Company owns and operates real property, state, federal, and local environmental laws.

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 13, 2011	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer