Form 10-Q
period 2011-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2011-11-14
CIK 310826

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of August 3, 2011: 5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$693,161	$636,239	$2,067,889	$1,936,279
Reinsurance ceded	(319,732)	(326,716)	(1,000,752)	(999,555)
Net of reinsurance ceded	373,429	309,523	1,067,137	936,724
Net investment income	445,928	413,377	1,307,664	1,220,113
Realized investment (losses) gains:
Derivative financial instruments	(97,445)	(95,474)	(145,354)	(239,297)
All other investments	139,102	111,643	214,097	230,009
Other-than-temporary impairment losses	(6,217)	(12,656)	(37,802)	(71,066)
Portion recognized in other comprehensive income (before taxes)	(3,560)	5,151	12,927	34,923
Net impairment losses recognized in earnings	(9,777)	(7,505)	(24,875)	(36,143)
Other income	47,262	30,579	147,232	78,341
Total revenues	898,499	762,143	2,565,901	2,189,747
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2011 - $209,160; 2010 - $309,408; nine months: 2011 - $881,105; 2010 - $974,483)	589,557	545,817	1,672,067	1,572,289
Amortization of deferred policy acquisition costs and value of business acquired	80,050	37,507	225,671	130,902
Other operating expenses, net of reinsurance ceded: (three months: 2011 - $50,474; 2010 - $50,119; nine months: 2011 - $146,737; 2010 - $147,028)	97,417	76,614	279,370	210,709
Total benefits and expenses	767,024	659,938	2,177,108	1,913,900
Income before income tax	131,475	102,205	388,793	275,847
Income tax expense	42,739	34,557	132,250	91,408
Net income	$88,736	$67,648	$256,543	$184,439

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $26,113,300; 2010 - $23,967,656)	$27,828,353	$24,644,187
Equity securities, at fair value (cost: 2011 - $296,267; 2010 - $307,971)	286,824	317,255
Mortgage loans (includes amounts related to securitizations of: 2011 - $875,096; 2010 - $934,655)	5,375,604	4,883,400
Investment real estate, net of accumulated depreciation (2011 - $910; 2010 - $767)	12,427	7,196
Policy loans	880,203	793,448
Other long-term investments	290,778	283,002
Short-term investments	80,374	349,245
Total investments	34,754,563	31,277,733
Cash	257,064	236,998
Accrued investment income	358,836	322,351
Accounts and premiums receivable, net of allowance for uncollectible amounts (2011 - $3,820; 2010 - $4,295)	44,907	42,544
Reinsurance receivables	5,542,529	5,504,291
Deferred policy acquisition costs and value of business acquired	3,974,487	3,822,572
Goodwill	87,646	89,970
Property and equipment, net of accumulated depreciation (2011 - $131,087; 2010 - $128,437)	45,377	38,597
Other assets	371,529	399,205
Income tax receivable	5,048	37,628
Assets related to separate accounts
Variable annuity	5,947,391	5,170,193
Variable universal life	470,283	534,219
Total Assets	$51,859,660	$47,476,301
Liabilities
Policy liabilities and accruals	$21,869,015	$19,672,190
Stable value product account balances	2,827,862	3,076,233
Annuity account balances	10,975,016	10,591,605
Other policyholders’ funds	575,056	577,924
Other liabilities	1,074,156	834,274
Mortgage loan backed certificates	32,471	61,678
Deferred income taxes	1,435,769	1,035,173
Non-recourse funding obligations	1,248,600	1,360,800
Reverse repurchase borrowings	157,103	—
Liabilities related to separate accounts
Variable annuity	5,947,391	5,170,193
Variable universal life	470,283	534,219
Total liabilities	46,612,722	42,914,289
Commitments and contingencies - Note 8
Shareowner’s equity
Preferred Stock, $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2011 and 2010 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,361,734	1,361,734
Retained earnings	2,943,575	2,852,032
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2011 - $524,493; 2010 - $196,358)	974,058	364,664
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2011 - $(14,747); 2010 - $(5,179))	(27,387)	(9,618)
Accumulated loss - derivatives, net of income tax: (2011 - $(5,408); 2010 - $(6,355))	(10,044)	(11,802)
Total shareowner’s equity	5,246,938	4,562,012
Total liabilities and shareowner’s equity	$51,859,660	$47,476,301

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Net Unrealized	Accumulated	Total
	Preferred	Common	Paid-In-	Retained	Gains / (Losses)	Gain / (Loss)	Shareowner’s
	Stock	Stock	Capital	Earnings	on Investments	Derivatives	Equity
	(Dollars In Thousands)
Balance, December 31, 2010	$2	$5,000	$1,361,734	$2,852,032	$355,046	$(11,802)	$4,562,012
Net income for the three months ended March 31, 2011				70,758			70,758
Change in net unrealized gains/losses on investments (net of income tax - $17,829)					33,117		33,117
Reclassification adjustment for investment amounts included in net income (net of income tax - $(3,043))					(5,657)		(5,657)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(3,629))					(6,739)		(6,739)
Change in accumulated gain (loss) derivatives (net of income tax - $3,621)						6,724	6,724
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(361))						(671)	(671)
Comprehensive income for the three months ended March 31, 2011							97,532
Balance, March 31, 2011	$2	$5,000	$1,361,734	$2,922,790	$375,767	$(5,749)	$4,659,544
Net income for the three months ended June 30, 2011				97,049			97,049
Change in net unrealized gains/losses on investments (net of income tax - $85,407)					158,618		158,618
Reclassification adjustment for investment amounts included in net income (net of income tax - $(7,349))					(13,654)		(13,654)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(5,407))					(10,043)		(10,043)
Change in accumulated gain (loss) derivatives (net of income tax - $(1,777))						(3,299)	(3,299)
Reclassification adjustment for derivative amounts included in net income (net of income tax - $238)						443	443
Comprehensive income for the three months ended June 30, 2011							229,114
Dividend paid to the parent company				(25,000)			(25,000)
Balance, June 30, 2011	$2	$5,000	$1,361,734	$2,994,839	$510,688	$(8,605)	$4,863,658

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

(continued)

					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Net Unrealized	Accumulated	Total
	Preferred	Common	Paid-In-	Retained	Gains / (Losses)	Gain / (Loss)	Shareowner’s
	Stock	Stock	Capital	Earnings	on Investments	Derivatives	Equity
	(Dollars In Thousands)
Net income for the three months ended September 30, 2011				88,736			88,736
Change in net unrealized gains/losses on investments (net of income tax - $239,008)					443,873		443,873
Reclassification adjustment for investment amounts included in net income (net of income tax - $(3,716))					(6,903)		(6,903)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings (net of income tax $(532))					(987)		(987)
Change in accumulated gain (loss) derivatives (net of income tax - $(420))						(780)	(780)
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(355))						(659)	(659)
Comprehensive income for the three months ended September 30, 2011							523,280
Dividend paid to the parent company				(140,000)			(140,000)
Balance, September 30, 2011	$2	$5,000	$1,361,734	$2,943,575	$946,671	$(10,044)	$5,246,938

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Nine Months Ended
	September 30,
	2011	2010
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$256,543	$184,439
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	(43,868)	45,431
Amortization of deferred policy acquisition costs and value of business acquired	225,671	130,902
Capitalization of deferred policy acquisition costs	(353,041)	(356,486)
Depreciation expense	6,366	6,661
Deferred income tax	37,128	(8,527)
Accrued income tax	32,580	114,241
Interest credited to universal life and investment products	740,328	658,488
Policy fees assessed on universal life and investment products	(528,739)	(471,383)
Change in reinsurance receivables	(28,727)	(220,661)
Change in accrued investment income and other receivables	(34,533)	(35,380)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	7,832	330,849
Trading securities:
Maturities and principal reductions of investments	228,405	262,153
Sale of investments	655,607	555,904
Cost of investments acquired	(736,587)	(769,120)
Other net change in trading securities	31,307	20,078
Change in other liabilities	15,004	(32,492)
Other income - surplus note repurchase	(35,512)	(1,013)
Other, net	49,017	118,888
Net cash provided by operating activities	524,781	532,972
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,141,162	1,368,646
Sale of investments, available-for-sale	2,243,435	2,802,632
Cost of investments acquired, available-for-sale	(4,181,343)	(5,269,090)
Mortgage loans:
New borrowings	(395,734)	(216,614)
Repayments	338,760	240,745
Change in investment real estate, net	(5,231)	128
Change in policy loans, net	13,806	27,062
Change in other long-term investments, net	38,168	(136,550)
Change in short-term investments, net	125,563	512,528
Net unsettled security transactions	127,621	80,412
Purchase of property and equipment	(12,775)	(6,975)
Payments for business acquisitions, net of cash acquired of $35,959	(209,609)	—
Net cash used in investing activities	(776,177)	(597,076)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	(112,200)	(182,500)
Dividend paid to the parent company	(165,000)	—
Reverse repurchase borrowings	157,103	—
Investments product deposits and change in universal life deposits	3,413,567	2,652,811
Investment product withdrawals	(2,998,684)	(2,459,566)
Other financing activities, net	(23,324)	(2,314)
Net cash provided by financing activities	271,462	8,431
Change in cash	20,066	(55,673)
Cash at beginning of period	236,998	162,858
Cash at end of period	$257,064	$107,185

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

ASU No. 2010-20 — Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is to require disclosures that facilitate financial statement users in evaluating the nature of credit risk inherent in the portfolio of financing receivables (loans); how that risk is analyzed and assessed in arriving at the allowance for credit losses; and any changes and the reasons for those changes to the allowance for credit losses. The Update requires several new disclosures regarding the reserve for credit losses which was effective on December 31, 2010 and provisions related to troubled debt restructurings which became effective for fiscal periods beginning after June 30, 2011. The Company adopted the new disclosures in this Update for the annual reporting period ending December 31, 2010 and adopted the provisions related to troubled debt restructuring in the third quarter of 2011. This Update did not have an impact on the Company’s results of operations or financial position.

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

ASU No. 2010-29—Business Combinations—Disclosure of Supplementary Pro Forma Information for Business Combinations.  This Update does not change current accounting for business combinations, however it clarifies the current guidance regarding pro forma disclosures and requires a description of the nature and amount of material, nonrecurring pro forma adjustments to arrive at pro forma revenue and earnings. The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company applied this guidance to the pro forma information related to the reinsurance transaction with Liberty Life Insurance Company as disclosed in Note 3 — Significant Acquisitions. We will apply the guidance to all future acquisitions. There was no material impact to the adoption of this Update.

ASU No. 2011-02 — Receivables — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The objective of this Update is to evaluate whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. This Update also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For the Company, this Update became effective on July 1, 2011. This Update did not have an impact on the Company’s results of operations or financial position.

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company’s expected retrospective adoption of this Update will result in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There will also be a reduction in the level of costs the Company defers subsequent to adoption. The Company is evaluating the full effects of implementing this Update, but the Company currently estimates that its retrospective adoption will result in a cumulative effect adjustment to the opening balance of shareowners’ equity of between 8% and 10% as of January 1, 2012, including a reduction of between approximately 20% and 22% of its existing deferred acquisition cost asset balance as of January 1, 2012. The Company currently estimates that if the change were in effect at September 30, 2011, the adoption of this Update would have resulted in a year-to-date decrease to net income in 2011 of between 8% and 10%.

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

ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update did modify several principles or requirements for measuring fair value or for disclosing information about fair value measurements. These changes are effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this Update will have on its results of operations or financial position.

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

ASU No. 2011-08 — Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This Update is intended to reduce the complexity and cost of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value is less than the carrying amount, the two-step impairment process is not required. However, if an entity concludes otherwise, the two-step impairment test outlined in current guidance is required to be completed. This Update does not change the requirements or implementation of the current two-step impairment test. This Update is effective January 1, 2012. The Company is currently evaluating the appropriate process to which it will adhere.

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2011, except as noted above. See Note 5, Mortgage Loans for additional information on the accounting policies for mortgage loans.

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

On April 29, 2011, the Company closed a previously announced and unrelated reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which the Company reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by the Company in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, the Company invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction in a manner consistent with the purchase method of accounting as required by FASB guidance under the ASC Business Combinations topic. This guidance requires that the total consideration paid be allocated to the assets acquired and liabilities assumed based on their fair values at the transaction date.

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

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transactions with Liberty Life and United Investors were completed as of January 1, 2010:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011		2010
	(Dollars In Thousands)
Revenue	$898,499	(1)	$902,575	$2,648,730	(1)	$2,606,379

Net income	$88,736	(2)	$102,033	$257,580	(2)	$283,160

(1)

Includes $66.5 million and $111.3 million of total revenue for Liberty Life and $26.6 million and $79.4 million of total revenue for UILIC, respectively, since the transaction date for the three and nine months ended September 30, 2011.

(2)

Includes $15.9 million and $25.6 million of pre-tax net income for Liberty Life and $ 3.7 million and $15.7 million of pre-tax net income for UILIC, respectively, since the transaction date for the three and nine months ended September 30, 2011.

4.             INVESTMENT OPERATIONS

                Net realized investment gains (losses) for invested assets are summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Thousands)
Fixed maturities	$20,396	$56,076
Equity securities	—	9,121
Impairments on fixed maturity securities	(9,777)	(24,875)
Impairments on equity securities	—	—
Modco trading portfolio	123,760	151,714
Other investments	(5,054)	(2,814)
Total realized gains (losses) - investments	$129,325	$189,222

For the three and nine months ended September 30, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $22.9 million and $69.4 million and gross realized losses were $12.3 million and $28.8 million, including $9.8 million and $24.6 million of impairment losses, respectively. The $24.6 million excludes $0.3 million of impairment losses in the trading portfolio for the nine months ended September 30, 2011.

The $9.1 million of gains included in equity securities for the nine months ended September 30, 2011, primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

For the three and nine months ended September 30, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $348.0 million and $1.8 billion, respectively. The gain realized on the sale of these securities was $22.9 million and $69.4 million, respectively.

For the three and nine months ended September 30, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $48.5 million and $210.5 million, respectively. The loss realized on the sale of these securities was $2.5 million and $4.2 million, respectively.

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2011, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,537,409	$100,416	$(110,504)	$2,527,321	$(43,800)
Commercial mortgage-backed securities	462,074	9,288	(7,960)	463,402	—
Other asset-backed securities	870,801	2,769	(72,811)	800,759	—
U.S. government-related securities	1,244,622	92,094	(139)	1,336,577	—
Other government-related securities	127,260	6,507	(800)	132,967	—
States, municipals, and political subdivisions	1,148,242	176,287	—	1,324,529	—
Corporate bonds	16,724,617	1,791,939	(272,033)	18,244,523	1,739
	23,115,025	2,179,300	(464,247)	24,830,078	(42,061)
Equity securities	286,532	4,488	(13,931)	277,089	(73)
Short-term investments	12,732	—	—	12,732	—
	$23,414,289	$2,183,788	$(478,178)	$25,119,899	$(42,134)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses column above.

As of September 30, 2011, the Company had an additional $3.0 billion of fixed maturities, $9.7 million of equity securities, and $67.6 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of September 30, 2011, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$585,867	$594,453
Due after one year through five years	4,586,294	4,763,847
Due after five years through ten years	5,849,313	6,257,401
Due after ten years	12,093,551	13,214,377
	$23,115,025	$24,830,078

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

During the three and nine months ended September 30, 2011, the Company recorded other-than-temporary impairments on investments of $6.2 million and $37.8 million, respectively, related to debt securities. Of the $6.2 million of impairments for the three months ended September 30, 2011, $9.8 million was recorded in earnings and $3.6 million of non-credit gains was recorded in other comprehensive income (loss). The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position. Of the $37.8 million of impairments for the nine months ended September 30, 2011, $24.9 million was recorded in earnings and $12.9 million was recorded in other comprehensive income (loss). During this period, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intends to sell or expects to be required to sell, except with respect to certain debt securities that were part of the Company’s collateral in its securities lending program.

For the three and nine months ended September 30, 2011, there were no other-than-temporary impairments related to equity securities.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Beginning balance	$49,643	$31,541	$39,275	$25,066
Additions for newly impaired securities	744	6,100	10,118	25,525
Additions for previously impaired securities	6,627	1,179	10,710	2,930
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	—
Reductions for previously impaired securities that were sold in the current period	—	(2,947)	(3,089)	(17,648)
Ending balance	$57,014	$35,873	$57,014	$35,873

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$269,766	$(14,070)	$622,192	$(96,434)	$891,958	$(110,504)
Commercial mortgage-backed securities	155,685	(7,960)	—	—	155,685	(7,960)
Other asset-backed securities	145,067	(8,864)	445,913	(63,947)	590,980	(72,811)
U.S. government-related securities	94,559	(139)	—	—	94,559	(139)
Other government-related securities	19,633	(800)	—	—	19,633	(800)
States, municipals, and political subdivisions	—	—	—	—	—	—
Corporate bonds	2,155,713	(146,071)	475,384	(125,962)	2,631,097	(272,033)
Equities	53,549	(5,607)	21,929	(8,324)	75,478	(13,931)
	$2,893,972	$(183,511)	$1,565,418	$(294,667)	$4,459,390	$(478,178)

The RMBS have a gross unrealized loss greater than twelve months of $96.4 million as of September 30, 2011. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $63.9 million as of September 30, 2011. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

The corporate bonds category has gross unrealized losses greater than twelve months of $126.0 million as of September 30, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The equities category has a gross unrealized loss greater than twelve months of $8.3 million as of September 30, 2011. These losses primarily relate to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010:

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

The other asset-backed securities have a gross unrealized loss greater than twelve months of $27.2 million as of December 31, 2010. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% FFELP guaranteed. These losses relate to the ARS market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or maturity.

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

As of September 30, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $2.3 billion and had an amortized cost of $2.5 billion. In addition, included in the Company’s trading portfolio, the Company held $265.2 million of securities which were rated below investment grade. Approximately $467.7 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Thousands)
Fixed maturities	$477,641	$675,040
Equity securities	(8,380)	(12,173)

5.             MORTGAGE LOANS

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2011, the Company’s mortgage loan holdings were approximately $5.4 billion.

The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts and prepayment fees are reported in net investment income.

As of September 30, 2011 and December 31, 2010, the Company had an allowance for mortgage loan credit losses of $7.6 million and $11.7 million, respectively. Over the past ten years, the Company’s commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.02%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $69.1 million would become due in the fourth quarter of 2011, $205.2 million in 2012, $1.4 billion in 2013 through 2017, $760.3 million in 2018 through 2022, and $274.6 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2011 and December 31, 2010, approximately $880.4 million and $884.7 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of September 30, 2011, less than 0.15%, or $35.8 million, of invested assets consisted of nonperforming, restructured or are mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of September 30, 2011, $13.3 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011.

As of September 30, 2011, $22.0 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011. In addition the Company foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the nine month period ending September 30, 2011.

The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities.

An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	As of
	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
Beginning balance	$11,650	$1,725
Charge offs	(8,008)	(1,146)
Recoveries	(4,871)	—
Provision	8,829	11,071
Ending balance	$7,600	$11,650

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of September 30, 2011:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$40,626	$6,874	$12,349	$59,849
Number of delinquent commercial mortgage loans	6	3	6	15

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of September 30, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
Commercial mortgage loans:
With no related allowance recorded	$8,155	$9,751	$—	$1,165	$35	$101
With an allowance recorded	19,961	19,959	7,600	4,990	167	251

6.             GOODWILL

During the nine months ended September30, 2011, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2011 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2011, the Company had an aggregate goodwill balance of $87.6 million.

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

7.             DEBT AND OTHER OBLIGATIONS

Non-recourse funding obligations outstanding as of September 30, 2011, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	7.97%
Golden Gate II Captive Insurance Company	448,600	2052	1.36%
Total	$1,248,600

During the nine months ended September 30, 2011, the Company repurchased $112.2 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $35.5 million pre-tax gain for the Company.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2011. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575 million of non-recourse funding obligations outstanding as of September 30, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of September 30, 2011, securities related to $414.8 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $33.8 million of the non-recourse funding obligations was held by nonconsolidated affiliates, and $126.4 million was held by consolidated subsidiaries of the Company.

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. The Company did not have an outstanding balance under the Credit Facility as of

September 30, 2011. PLC had an outstanding balance of $145.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of September 30, 2011.

The Company has a repurchase program, in which we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2011, the fair value of securities pledged under the repurchase program was $170.2 million and the repurchase obligation of $157.1 million was included in other liabilities in the consolidated condensed balance sheets. As of December 31, 2010, the Company did not have a balance for our repurchase program.

8.             COMMITMENTS AND CONTINGENCIES

Under insurance guaranty fund laws, in most states insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. In addition, from time to time, companies may be asked to contribute amounts beyond prescribed limits. Most insurance guaranty fund laws provide that an assessment may be excused or deferred if it would threaten an insurer’s own financial strength. The Company does not believe its insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. Publicly held companies in general and the financial services and insurance industries in particular are also sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or regulatory actions or other actions resulting from such investigations. The Company, in the ordinary course of business, is involved in such matters.

The Company establishes liabilities for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.   For matters where a loss is believed to be reasonably possible, but not probable, no liability is established.  For such matters, the Company may provide an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made.  The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and updates its established liabilities, disclosures and estimates of reasonably possible losses or range of loss based on such reviews.

Although the Company cannot predict the outcome of any litigation or regulatory action, the Company does not believe that any such outcome will have an impact, either individually or in the aggregate, on its financial condition or results of operations that differs materially from the Company’s established liabilities. Given the inherent difficulty in predicting the outcome of such matters, however, it is possible that an adverse outcome in certain such matters could be material to the Company’s financial condition or results of operations for any particular reporting period.

9.             COMPREHENSIVE INCOME (LOSS)

The following table sets forth the Company’s comprehensive income (loss) for the periods presented below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Net income	$88,736	$67,648	$256,543	$184,439
Change in net unrealized (losses) gains on investments, net of income tax: (three months: 2011 - $239,008; 2010 - $210,650; nine months: 2011 - $342,243; 2010 - $482,972)	443,873	391,216	635,608	896,406
Change in net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2011 - $(532); 2010 - $19,480; nine months: 2011 - $(9,568); 2010 - $9,061)	(987)	36,178	(17,769)	16,826
Change in accumulated gain (loss) - derivative, net of income tax: (three months: 2011 - $(420); 2010 - $1,951; nine months: 2011 - $1,424; 2010 - $2,145)	(780)	3,581	2,645	3,347
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2011 - $(3,716); 2010 - $(3,621); nine months: 2011 - $(14,108); 2010 - $1,348)	(6,903)	(6,734)	(26,214)	2,573
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2011 - $(355); 2010 - $(760); nine months: 2011 - $(478); 2010 - $(966))	(659)	(1,368)	(887)	(1,738)
Comprehensive income	$523,280	$490,521	$849,926	$1,101,853

10.          STOCK-BASED COMPENSATION

During the nine months ended September 30, 2011, 191,000 performance shares with an estimated fair value of $5.4 million were issued by PLC. The criteria for payment of the 2011 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 9.0%, no award is earned. If PLC’s ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of PLC’s common stock. No performance share awards were issued during the nine months ended September 30, 2010.

Additionally, PLC issued 172,000 restricted stock units for the nine months ended September 30, 2011. These awards had a total fair value at grant date of $4.9 million. Approximately half of these restricted stock units vest in 2014, and the remainder vest in 2015.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2010	$21.97	2,324,837
SARs granted	—	—
SARs exercised / forfeited / expired	8.22	46,875
Balance as of September 30, 2011	$22.25	2,277,962

There were no SARs issued for the nine months ended September 30, 2011. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR.

11.          EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,194	$2,068	$6,582	$6,204
Interest cost on projected benefit obligation	2,508	2,357	7,524	7,071
Expected return on plan assets	(2,512)	(2,312)	(7,536)	(6,936)
Amortization of prior service cost	(98)	(98)	(294)	(294)
Amortization of actuarial losses	1,388	1,026	4,164	3,078
Total benefit cost	$3,480	$3,041	$10,440	$9,123

During the nine months ended September 30, 2011, PLC contributed $5.7 million to its defined benefit pension plan for the 2010 plan year and $4.5 million for the 2011 plan year. In addition, during October of 2011, PLC contributed $2.2 million to the defined benefit pension plan for the 2011 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the nine months ended September 30, 2011, was immaterial to PLC’s financial statements.

12.          INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the nine months ended September 30, 2011. Within the next twelve months, the Company does not expect to have any material adjustments to its unrecognized income tax benefits liability with regard to any of the tax jurisdictions in which it conducts its business operations.

The Company has computed its effective income tax rate for the three and nine months ended September 30, 2011 and 2010, based upon its estimate of its annual 2011 and 2010 income. The effective tax rate for the three and nine months ended September 30, 2011 was 32.5% and 34.0%, respectively, and 33.8% and 33.1% for the three and nine months ended September 30, 2010, respectively.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2011.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,527,314	$7	$2,527,321
Commercial mortgage-backed securities	—	453,968	9,434	463,402
Other asset-backed securities	—	201,918	598,841	800,759
U.S. government-related securities	873,752	447,825	15,000	1,336,577
States, municipals, and political subdivisions	—	1,324,529	—	1,324,529
Other government-related securities	15,011	117,956	—	132,967
Corporate bonds	200	18,123,721	120,602	18,244,523
Total fixed maturity securities - available-for-sale	888,963	23,197,231	743,884	24,830,078

Fixed maturity securities - trading
Residential mortgage-backed securities	—	359,700	—	359,700
Commercial mortgage-backed securities	—	180,820	—	180,820
Other asset-backed securities	—	24,815	26,263	51,078
U.S. government-related securities	469,399	10,512	3,450	483,361
States, municipals, and political subdivisions	—	230,812	—	230,812
Other government-related securities	—	78,644	—	78,644
Corporate bonds	—	1,572,634	41,226	1,613,860
Total fixed maturity securities - trading	469,399	2,457,937	70,939	2,998,275
Total fixed maturity securities	1,358,362	25,655,168	814,823	27,828,353
Equity securities	205,300	11,553	69,971	286,824
Other long-term investments (1)	91,843	8,696	14,787	115,326
Short-term investments	80,374	—	—	80,374
Total investments	1,735,879	25,675,417	899,581	28,310,877
Cash	257,064	—	—	257,064
Other assets	—	—	—	—
Assets related to separate accounts
Variable annuity	5,947,391	—	—	5,947,391
Variable universal life	470,283	—	—	470,283
Total assets measured at fair value on a recurring basis	$8,410,617	$25,675,417	$899,581	$34,985,615

Liabilities:
Annuity account balances (2)	$—	$—	$139,145	$139,145
Other liabilities (1)	50,773	17,959	449,984	518,716
Total liabilities measured at fair value on a recurring basis	$50,773	$17,959	$589,129	$657,861

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2011.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2011, the Company held $3.7 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2011, the Company held $634.5 million of Level 3 ABS, which included $26.3 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.5%
Par Value	$667.7 million
Weighted-average life	12.0 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of September 30, 2011, the Company classified approximately $21.9 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilize a valuation model that consists of a hybrid income and market approach to valuation. The pricing model utilizes the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of September 30, 2011, the Company classified approximately $180.3 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	69.8%
Weighted-average market yield	4.4%
Weighted-average coupon	4.6%
Par Value	$193.3 million
Weighted-average stated maturity	5.7 years

Equities

As of September 30, 2011, the Company held approximately $81.5 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free standing and embedded derivative instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives. Derivative instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2011, 82.1% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest and equity volatility, equity index levels, and treasury rates. The Company performs a monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 include futures, credit default swaps, and certain options, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate, inflation, and currency exchange swaps. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

Derivative instruments classified as Level 3 include at least one non-observable significant input. A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

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

The guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is carried at fair value in “other assets” and “other liabilities” on the Company’s consolidated condensed balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — derivative financial instruments”; refer to Note 14, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes mortality of 65% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is found using the discount rate curve, which is London Interbank Offered Rate (“LIBOR”) plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

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

Included in the chart below, are current key assumptions which include risk margins for the Company.

Asset Earned Rate	5.89%
Admin Expense per Policy	$78 to $93 per policy
Partial Withdrawal Rate (for ages less than 70)	2.20%
Partial Withdrawal Rate (for ages 70 and greater)	2.20%
Mortality	65% of 94 GMDB table
Lapse	2.2% to 55% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2011, ranged from a one month rate of 1.86%, a 5 year rate of 3.65%, and a 30 year rate of 5.15%.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	9,434	—	9,434	—
Other asset-backed securities	637,746	—	1,478	—	(40,295)	—	—	—	—	—	(88)	598,841	—
U.S. government-related securities	15,000	—	—	—	(3)	—	—	—	—	—	3	15,000	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	117,989	—	3,388	—	(100)	—	(675)	—	—	—	—	120,602	—
Total fixed maturity securities - available-for-sale	770,742	—	4,866	—	(40,398)	—	(675)	—	—	9,434	(85)	743,884	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	41,093	28	—	(918)	—	—	(14,590)	—	—	—	650	26,263	(734)
U.S. government-related securities	3,512	—	—	(60)	—	—	—	—	—	—	(2)	3,450	(60)
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	42,041	—	—	(825)	—	—	(71)	—	—	—	81	41,226	(825)
Total fixed maturity securities - trading	86,646	28	—	(1,803)	—	—	(14,661)	—	—	—	729	70,939	(1,619)
Total fixed maturity securities	857,388	28	4,866	(1,803)	(40,398)	—	(15,336)	—	—	9,434	644	814,823	(1,619)
Equity securities	70,276	—	—	—	(305)	—	—	—	—	—	—	69,971	—
Other long-term investments (1)	33,781	—	—	(18,994)	—	—	—	—	—	—	—	14,787	(18,994)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	961,445	28	4,866	(20,797)	(40,703)	—	(15,336)	—	—	9,434	644	899,581	(20,613)
Total assets measured at fair value on a recurring basis	$961,445	$28	$4,866	$(20,797)	$(40,703)	$—	$(15,336)	$—	$—	$9,434	$644	$899,581	$(20,613)

Liabilities:
Annuity account balances (2)	$142,470	$—	$—	$22	$—	$—	$—	$161	$3,508	$—	$—	$139,145	$—
Other liabilities (1)	213,659	—	—	237,130	—	—	805	—	—	—	—	449,984	(237,130)

Total liabilities measured at fair value on a recurring basis	$356,129	$—	$—	$237,152	$—	$—	$805	$161	$3,508	$—	$—	$589,129	$(237,130)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended September 30, 2011, $9.4 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2011.

For the three months ended September 30, 2011, there were no securities transferred out of Level 3.

For the three months ended September 30, 2011, there were no transfers from Level 2 to Level 1.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains		Total Realized and Unrealized Losses									Total Gains (losses) included in Earnings related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)
Assets:
Fixed maturity securitiesavailable-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	—	—	(103)	—	—	(10,511)	—	9,434	—
Other asset-backed securities	641,129	1,786	3,637	(2,133)	(45,441)	118,598	(118,598)	—	—	—	(137)	598,841	—
U.S. government-related securities	15,109	—	—	—	(119)	—	—	—	—	—	10	15,000	—

States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	64,996	—	4,873	—	(1,055)	40,000	(2,797)	—	—	14,585	—	120,602	—
Total fixed maturity securities - available-for-sale	741,155	1,786	8,669	(2,137)	(46,615)	158,598	(121,510)	—	—	4,065	(127)	743,884	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,180	—	(2,230)	—	3,793	(38,543)	—	—	—	2,138	26,263	(656)
U.S. government-related securities	3,442	130	—	(117)	—	—	—	—	—	—	(5)	3,450	14
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	(825)	—	—	(71)	—	—	42,041	81	41,226	(451)
Total fixed maturity securities - trading	63,367	1,310	—	(3,172)	—	3,793	(38,614)	—	—	42,041	2,214	70,939	(1,093)
Total fixed maturity securities	804,522	3,096	8,669	(5,309)	(46,615)	162,391	(160,124)	—	—	46,106	2,087	814,823	(1,093)
Equity securities	66,592	49	445	—	(1,049)	3,962	(49)	—	—	21	—	69,971	—
Other long-term investments (1)	31,765	—	—	(16,978)	—	—	—	—	—	—	—	14,787	(16,978)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	902,879	3,145	9,114	(22,287)	(47,664)	166,353	(160,173)	—	—	46,127	2,087	899,581	(18,071)
Total assets measured at fair value on a recurring basis	$902,879	$3,145	$9,114	$(22,287)	$(47,664)	$166,353	$(160,173)	$—	$—	$46,127	$2,087	$899,581	$(18,071)

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$4,257	$—	$—	$—	$475	$8,851	$—	$—	$139,145	$—
Other liabilities (1)	190,529	—	—	262,128	—	—	2,673	—	—	—	—	449,984	(262,128)
Total liabilities measured at fair value on a recurring basis	$333,793	$—	$—	$266,385	$—	$—	$2,673	$475	$8,851	$—	$—	$589,129	$(262,128)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the nine months ended September 30, 2011, $66.1 million of securities were transferred into Level 3. This amount was transferred almost entirely from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous quarters, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2011.

                For the nine months ended September 30, 2011, $20.0 million of securities were transferred out of Level 3. This amount was transferred almost entirely to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs, as of September 30, 2011. All transfers are recognized as of the end of the reporting period.

For the nine months ended September 30, 2011, there were no transfers from Level 2 to Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2010, for which the Company has used significant unobservable inputs (Level 3):

		Total Realized and Unrealized Gains (losses)						Total Gains (losses) included in Earnings related to
			Included in	Purchases,				Instruments
	Beginning	Included in	Other Comprehensive	Issuances, and Settlements		Transfers in and/or out of	Ending	still held at the Reporting
	Balance	Earnings	Income	(net)		Level 3	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$23	$4	$—	$(7)		$—	$20	$—
Commercial mortgage-backed securities	844,535	—	40,213	(842,949	)(3)	(21,633)	20,166	—
Other asset-backed securities	693,930	5,868	1,227	(89,468)		(9,338)	602,219	—
U.S. government-related securities	15,102	—	11	10		—	15,123	—
States, municipals, and political subdivisions	—	—	—	—		—	—	—
Other government-related securities	—	—	—	—		—	—	—
Corporate bonds	86,292	—	8,454	37,954		7,564	140,264	—
Total fixed maturity securities - available-for-sale	1,639,882	5,872	49,905	(894,460)		(23,407)	777,792	—
Fixed maturity securities - trading
Residential mortgage-backed securities	7,244	(1)	—	(3,855)		(3,388)	—	—
Commercial mortgage-backed securities	—	—	—	—		—	—	—
Other asset-backed securities	47,509	150	—	15,097		—	62,756	(377)
U.S. government-related securities	3,310	381	—	(5)		—	3,686	381
States, municipals and political subdivisions	4,994	77	—	—		(5,071)	—	—
Other government-related securities	41,965	1,058	—	(47)		(42,976)	—	—
Corporate bonds	67	323	—	26,786		(22,644)	4,532	616
Total fixed maturity securities - trading	105,089	1,988	—	37,976		(74,079)	70,974	620
Total fixed maturity securities	1,744,971	7,860	49,905	(856,484)		(97,486)	848,766	620
Equity securities	60,203	1,229	1,171	2,425		5,985	71,013	1,224
Other long-term investments (1)	28,025	(7,107)	—	—		—	20,918	(7,107)
Short-term investments	—	—	—	—		—	—	—
Total investments	1,833,199	1,982	51,076	(854,059)		(91,501)	940,697	(5,263)
Total assets measured at fair value on a recurring basis	$1,833,199	$1,982	$51,076	$(854,059)		$(91,501)	$940,697	$(5,263)

Liabilities:
Annuity account balances (2)	$149,893	$(263)	$—	$5,990		$—	$144,166	$—
Other liabilities (1)	105,838	(233,743)	—	—		—	339,581	(233,743)
Total liabilities measured at fair value on a recurring basis	$255,731	$(234,006)	$—	$5,990		$—	$483,747	$(233,743)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of
	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$5,375,604	$6,265,811	$4,883,400	$5,326,037
Policy loans	880,203	880,203	793,448	793,448

Liabilities:
Stable value product account balances	$2,827,862	$2,923,560	$3,076,233	$3,163,902
Annuity account balances	10,975,016	10,836,441	10,591,605	10,451,526
Mortgage loan backed certificates	32,471	32,877	61,678	63,127
Non-recourse funding obligations	1,248,600	1,076,456	1,360,800	1,210,894

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

Non-recourse funding obligations

As of September 30, 2011, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

14.          DERIVATIVE FINANCIAL INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

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

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company attempts to minimize its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by our risk management department.

Derivatives Related to Interest Rate Risk Management

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate options, and interest rate caps. The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company uses the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

The Company has sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company’s program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company’s nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, equals the notional value of the credit default swaps.

The following table includes the estimated fair value, maximum amount of future payments, and the maturity dates of written credit default swaps, segregated by counterparty exposure:

							Maximum
	Reason for	Nature of	Number of		Upfront fee	Unrealized	potential
Maturity	entering	recourse	instruments	Fair Value(3)	received	gain (loss)	payout(4)
(Dollars In Thousands)

12/20/21	(1)	(2)	3	(35,883)	29,515	(6,368)	700,000	(5)
12/20/21	(1)	(2)	1	(9,934)	8,153	(1,781)	200,000
12/20/21	(1)	(2)	1	(4,823)	4,990	167	100,000
			5	(50,640)	42,658	(7,982)	1,000,000

(1)	The Company wrote these positions to mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within its variable annuity products.
(2)	The Company does not have the right to demand indemnification or compensation from third parties in the case of a loss (payment) on the contract.
(3)	Broker quotes are used to determine the market value of credit derivatives.
(4)

The underlying reference entity is the Markit CDX North America Investment Grade Index, Series 17, which is comprised of 125 equally weighted credit default swaps on investment grade entities. The maximum potential payout assumes the recovery value on each investment grade entity is zero.

(5)	The Company has posted $20 million of collateral with this counterparty for over-the-counter derivative positions.

The following table includes the credit ratings of the underlying entities that make up the index as of September 30, 2011:

Credit rating of
Rating	underlying index
AA	4.0%
A	34.0
BBB	62.0
100.0%

Accounting for Derivative Instruments

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

Derivative Instruments Designated and Qualify as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on the contracts to a fixed rate. The Company paid a fixed rate on the swap and received a floating rate equal to the CPI change paid on the funding agreements.

•                  The Company has entered into an interest rate swap to convert LIBOR based floating rate interest payments on funding agreement to fixed rate interest payments.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

The Company also uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been designated by the Company for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, and currency futures to mitigate the interest rate risk related to certain guaranteed minimum benefits within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax gain of $11.5 million and a pre-tax loss of $7.8 million, interest rate futures resulted in pre-tax gains of $144.2 million and $147.6 million, and currency futures resulted in net pre-tax gains of $2.4 million and $2.2 million, for the three and nine months ended September 30, 2011, respectively.

•                  The Company uses equity options, volatility swaps, and interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options resulted in net pre-tax gains of $30.1 million and $22.8 million, the volatility swaps resulted in net pre-tax gains of $3.5 million and a loss of $0.2 million, and the interest rate swaps resulted in a net pre-tax gain of $5.8 million and $5.8 million for the three and nine months ended September 30, 2011, respectively. Such positions were not held during the nine months ended September 30, 2010.

•                  The Company entered into credit default swaps to partially mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. The Company reported net pre-tax losses of $24.0 million and $23.0 million for the three and nine months ended September 30, 2011 related to credit default swaps from the change in swaps’ fair value premium income and a realized loss on terminated contracts of $17.6 million.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $150.1 million and $147.6 million for the three and nine months ended September 30, 2011, and pre-tax losses of $19.1 million and $59.3 million for the three and nine months ended September 30, 2010, respectively, related to these embedded derivatives.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. The Company recognized pre-tax losses of $8.2 million and $10.6 million on interest rate swaps for the three and nine months ended September 30, 2011 and pre-tax losses of $4.7 million and $13.5 million on interest rate swaps for the three and nine months ended September 30, 2010, respectively.

•                  The Company purchased interest rate caps in the three months ended September 30, 2011. These caps mitigate the Company’s credit risk with respect to its holding of the debt of certain European banks. These banks in turn hold sovereign debt of certain European governments. These caps resulted in net pre-tax losses of $2.6 million for the three and nine months ended September 30, 2011.

•                  The Company has an interest rate floor agreement and a yearly renewable term (“YRT”) premium support arrangement with PLC. The Company recognized an immaterial gain for the three months ended September 30, 2011 and a pre-tax loss of $0.4 million for the nine months ended September 30, 2011, related to the interest rate floor agreement. There are no YRT premium support arrangement gains or losses for the three and nine months ended September 30, 2011.

•                  The Company uses other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.6 million for the three and nine months ended September 30, 2011. The Company recognized losses of $0.4 million for the three months ended September 30, 2010 and pre-tax gains of $0.4 million for the nine months ended September 30, 2010.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives that must be reported at fair value. Changes in fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $109.5 million and $130.9 million for the three and nine months ended September 30, 2011 and pre-tax losses of $85.5 million and $179.7 million for the three and nine months ended September 30, 2010, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of September 30, 2011		As of December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$12,084	$3	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	100,000	5,808	25,000	3,808
Interest rate floors/YRT premium support arrangements	752,482	6,300	770,261	6,700
Embedded derivative - Modco reinsurance treaties	29,964	2,173	29,563	2,687
Embedded derivative — GMWB	685,478	6,314	1,099,902	22,378
Interest rate futures	1,246,697	51,748	—	—
Equity futures	231,664	10,102	—	—
Currency futures	74,661	2,071	—	—
Interest rate caps	3,000,000	2,885	—	—
Other	505,214	27,922	95,000	6,794
	$6,638,244	$115,326	$2,019,726	$42,367
Other liabilities
Cash flow hedges:
Inflation	$251,467	$11,727	$293,379	$12,005
Interest rate	75,000	3,415	75,000	6,747
Derivatives not designated as hedging instruments:
Credit default swaps	1,000,000	50,640	—	—
Interest rate swaps	25,000	2,817	110,000	9,137
Embedded derivative - Modco reinsurance treaties	2,787,486	276,508	2,842,862	146,105
Embedded derivative - GMWB	3,484,749	173,476	1,494,657	41,990
Interest rate futures	113,536	133	598,357	16,764
Equity futures	—	—	327,321	7,231
Other	—	—	338,438	2,433
	$7,737,238	$518,716	$6,080,014	$242,412

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended September 30, 2011			For The Nine Months Ended September 30, 2011
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$38	$—	$—	$(304)
Inflation	—	—	(3,162)	—	—	(978)

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(911)	$—	$—	$(2,689)	$—
Inflation	—	488	—	—	(840)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(485)	$—	$—	$(457)	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended September 30, 2010			For The Nine Months Ended September 30, 2010
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(842)	$—	$—	$(2,958)
Inflation	—	—	1,532	—	—	(2,360)

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(1,774)	$—	$—	$(5,747)	$—
Inflation	—	(965)	—	—	(2,049)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$25	$—	$—	$(311)	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $3.9 million out of accumulated other comprehensive income into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$144,182	$23,047	$147,550	$23,047
Equity futures - VA	11,524	(8,444)	(7,822)	(8,444)
Currency futures - VA	2,376	—	2,177	—
Volatility swaps - VA	3,495	—	(239)	—
Equity options - VA	30,072	—	22,813	—
Interest rate swaps - VA	5,808	—	5,808	—
Credit default swaps - VA	(23,897)	—	(22,981)	—
Embedded derivative - GMWB	(150,125)	(19,101)	(147,550)	(59,296)
Total derivatives related to variable annuity contracts	23,435	(4,498)	(244)	(44,693)
Embedded derivative - Modco reinsurance treaties	(109,542)	(85,496)	(130,914)	(179,654)
Interest rate swaps	(8,185)	(4,676)	(10,642)	(13,450)
Interest rate caps	(2,581)	—	(2,581)	—
Interest rate floors/YRT premium support arrangements	50	(400)	(402)	(1,899)
Other	(622)	(404)	(571)	399
Total realized gains (losses) - derivatives	$(97,445)	$(95,474)	$(145,354)	$(239,297)

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)

Modco trading portfolio(1)	$123,760	$96,689	$151,714	$204,749

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

During the first quarter of 2010, the Company recorded a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business, within the Asset Protection Division.

During the first quarter of 2011, the Company recorded $8.5 million of pre-tax earnings in the Corporate and Other business segment relating to the settlement of a dispute with respect to certain investments.

There were no significant intersegment transactions during the nine months ended September 30, 2011 and 2010.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Revenues
Life Marketing	$304,964	$286,903	$906,340	$851,768
Acquisitions	273,066	188,177	715,960	564,473
Annuities	182,901	140,926	466,087	365,878
Stable Value Products	45,248	42,037	136,587	127,504
Asset Protection	72,104	68,472	211,876	202,855
Corporate and Other	20,216	35,628	129,051	77,269
Total revenues	$898,499	$762,143	$2,565,901	$2,189,747
Segment Operating Income (Loss)
Life Marketing	$19,164	$31,054	$79,548	$108,379
Acquisitions	44,028	27,866	115,848	89,425
Annuities	43,532	21,472	80,655	37,635
Stable Value Products	14,217	8,339	42,554	30,345
Asset Protection	3,997	3,258	11,574	19,196
Corporate and Other	(1,407)	(1,048)	15,749	(5,544)
Total segment operating income	123,531	90,941	345,928	279,436
Realized investment (losses) gains - investments(1)(3)	128,824	102,532	187,975	191,718
Realized investment (losses) gains - derivatives(2)	(120,880)	(91,268)	(145,110)	(195,307)
Income tax expense	(42,739)	(34,557)	(132,250)	(91,408)
Net income	$88,736	$67,648	$256,543	$184,439

(1) Realized investment (losses) gains - investments	$129,325	$104,138	$189,222	$193,866
Less: related amortization of DAC	501	1,606	1,247	2,148
	$128,824	$102,532	$187,975	$191,718

(2) Realized investment gains (losses) - derivatives	$(97,445)	$(95,474)	$(145,354)	$(239,297)
Less: settlements on certain interest rate swaps	—	42	—	126
Less: derivative activity related to certain annuities	23,435	(4,248)	(244)	(44,116)
	$(120,880)	$(91,268)	$(145,110)	$(195,307)

(3)       Includes other-than-temporary impairments of $9.8 million and $24.9 million for the three and nine months ended September 30, 2011, respectively, and $7.5 million and $36.1 million for three and nine months ended September 30, 2010, respectively.

	Operating Segment Assets
	As of September 30, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,224,583	$11,489,379	$14,204,908	$2,825,294
Deferred policy acquisition costs and value of business acquired	2,567,032	843,665	506,030	2,568
Goodwill	—	39,488	—	—
Total assets	$12,791,615	$12,372,532	$14,710,938	$2,827,862

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$694,913	$8,337,294	$21,156	$47,797,527
Deferred policy acquisition costs and value of business acquired	52,084	3,108	—	3,974,487
Goodwill	48,158	—	—	87,646
Total assets	$795,155	$8,340,402	$21,156	$51,859,660

	Operating Segment Assets
	As of December 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,623,944	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	—	41,812	—	—
Total assets	$12,099,565	$11,123,033	$13,074,696	$3,076,233

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$677,297	$7,295,429	$23,686	$43,563,759
Deferred policy acquisition costs and value of business acquired	54,707	3,497	—	3,822,572
Goodwill	48,158	—	—	89,970
Total assets	$780,162	$7,298,926	$23,686	$47,476,301

16.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2011, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements.

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

EXECUTIVE SUMMARY

We reported solid core performance across our business segments in the first nine months of 2011. Operating earnings exceeded plan for the nine months ended September 30, 2011. In addition, sales in our life insurance, annuities, stable value products, and asset protection segments exceeded expectations for the first nine months of the year. Based on the fundamental underlying trends we have experienced, we believe we are positioned to finish the year ahead of plan.

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

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$19,164	$31,054	(38.3)%	$79,548	$108,379	(26.6)%
Acquisitions	44,028	27,866	58.0	115,848	89,425	29.5
Annuities	43,532	21,472	n/m	80,655	37,635	n/m
Stable Value Products	14,217	8,339	70.5	42,554	30,345	40.2
Asset Protection	3,997	3,258	22.7	11,574	19,196	(39.7)
Corporate and Other	(1,407)	(1,048)	34.3	15,749	(5,544)	n/m
Total segment operating income	123,531	90,941	35.8	345,928	279,436	23.8
Realized investment gains (losses) - investments(1)(3)	128,824	102,532		187,975	191,718
Realized investment gains (losses) - derivatives(2)	(120,880)	(91,268)		(145,110)	(195,307)
Income tax expense	(42,739)	(34,557)		(132,250)	(91,408)
Net income	$88,736	$67,648	31.2	$256,543	$184,439	39.1

(1) Realized investment gains (losses) - investments(3)	$129,325	$104,138		$189,222	$193,866
Less: related amortization of DAC	501	1,606		1,247	2,148
	$128,824	$102,532		$187,975	$191,718

(2) Realized investment gains (losses) - derivatives	$(97,445)	$(95,474)		$(145,354)	$(239,297)
Less: settlements on certain interest rate swaps	—	42		—	126
Less: derivative activity related to certain annuities	23,435	(4,248)		(244)	(44,116)
	$(120,880)	$(91,268)		$(145,110)	$(195,307)

(3)  Includes other-than-temporary impairments of $9.8 million and $24.9 million for the three and nine months ended September 30, 2011, respectively, and $7.5 million and $36.1 million for the three and nine months ended September 30, 2010, respectively.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Net income for the three months ended September 30, 2011, included a $32.6 million, or 35.8%, increase in segment operating income. The increase was primarily related to a $16.2 million increase in the Acquisitions segment, a $22.1 million increase in the Annuities segment, a $5.9 million increase in the Stable Value Products segment, and a $0.7 million increase in the Asset Protection segment. These increases were partially offset by a $11.9 million decrease in the Life Marketing segment and a $0.4 million decrease in the Corporate and Other segment.

We experienced net realized gains of $31.9 million for the three months ended September 30, 2011, as compared to net realized gains of $8.7 million for the three months ended September 30, 2010. The gains realized for the three months ended September 30, 2011, were primarily related to $20.4 million of gains related to investment securities sale activity, a net gain of $23.4 million of derivatives related to variable annuity contracts, and $14.2 million of gains related to the net activity related to the modified coinsurance portfolio. Partially offsetting these gains were losses of $9.8 million for other-than-temporary impairment credit-related losses, a $10.7 million loss on interest rate caps and swaps, and a $5.6 million loss related to other investment and derivative activity.

•                  Life Marketing segment operating income was $19.2 million for the three months ended September 30, 2011, representing a decrease of $11.9 million, or 38.3%, from the three months ended September 30, 2010. The decrease was primarily due to the impact of unlocking which reduced third quarter 2011 operating income $12.0 million and increased third quarter 2010 operating income $2.3 million. This was partly offset by more favorable traditional life mortality experience.

•                  Acquisitions segment operating income was $44.0 million for the three months ended September 30, 2011, an increase of $16.2 million, or 58.0%, as compared to the three months ended September 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $18.7 million to operating income. This increase was partially offset by expected runoff in the existing blocks.

•                  Annuities segment pre-tax operating income was $43.5 million for the three months ended September 30, 2011, as compared to $21.5 million for the three months ended September 30, 2010. The current quarter included a favorable $19.4 million impact related to guaranteed benefits of certain VA contracts, as compared to an unfavorable $1.0 million impact in the third quarter of 2010. The remainder of the favorable variance is due to higher variable annuity (“VA”) fees, higher spreads, improved (single premium deferred annuities (“SPIA”) mortality results, and growth in the single premium deferred annuities (“SPDA”) line, offset by unfavorable changes in DAC and benefits and settlement expenses unlocking.

•                  Stable Value Products segment operating income was $14.2 million and increased $5.9 million, or 70.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the third quarter 2011 results are participating mortgage loan income and bank loan fee income of $1.2 million as compared to $0.1 million in the third quarter of 2010. The operating spread increased 110 basis points to 210 basis points for the three months ended September 30, 2011, as compared to an operating spread of 100 basis points for the three months ended September 30, 2010.

•                  Asset Protection operating income was $4.0 million, representing an increase of $0.7 million, or 22.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Earnings from other products, primarily from the GAP product line, increased $1.1 million, or 58.9%, for the three months ended September 30, 2011, due to higher volume and favorable loss experience. Credit insurance earnings increased $0.9 million as compared to the three months ended September 30, 2010, primarily due to lower expenses. Partially offsetting these increases was a $1.3 million, or 66.0%, decrease in the service contract earnings as compared to the three months ended September 30, 2010, resulting primarily from higher contingent commissions.

•                  Corporate and Other segment operating loss was $1.4 million for the three months ended September 30, 2011, as compared to an operating loss of $1.0 million for the three months ended September 30, 2010. Included in the third quarter 2011 results was an unfavorable variance of $9.9 million related to a portfolio of securities designated for trading as compared to the same period in the prior year.  Offsetting this was an increase in core investment income and a $4.7 million favorable variance related to the repurchase of non-recourse funding obligations.  $5.7 million of pre-tax gains was generated by repurchases in the third quarter of 2011, as compared to $1.0 million of pre-tax gains generated in the third quarter of 2010.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Net income available to PLC’s common shareowners for the nine months ended September 30, 2011, included a $66.5 million, or 23.8%, increase in segment operating income. The increase was primarily related to a $26.4 million increase in the Acquisitions segment, a $43.0 million increase in the Annuities segment, a $12.2 million increase in the Stable Value Products segment, and a $21.3 million improvement in the Corporate and Other segment. These increases were partially offset by a $28.8 million decrease in the Life Marketing segment and a $7.6 million decrease in the Asset Protection segment.

We experienced net realized gains of $43.9 million for the nine months ended September 30, 2011, as compared to net realized losses of $45.4 million for the nine months ended September 30, 2010. The gains realized for the nine months ended September 30, 2011, were primarily related to $65.2 million of gains related to investment securities sale activity and $20.8 million of gains related to the net activity related to the modified coinsurance portfolio. Partially offsetting these gains were losses of $24.9 million for other-than-temporary impairment credit-related losses, a $13.2 million loss on interest rate caps and swaps, net losses of $0.2 million of derivatives related to variable annuity contracts, and a $3.8 million loss related to other investment and derivative activity.

•                  Life Marketing segment operating income was $79.5 million for the nine months ended September 30, 2011, representing a decrease of $28.8 million, or 26.6%, from the nine months ended September 30, 2010. The decrease was primarily due to less favorable traditional life mortality results, the impact of unlocking which reduced 2011 operating income $17.1 million and increased 2010 operating income $2.0 million. We have also experienced higher insurance related operating expenses, including interest expenses associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

•                  Acquisitions segment operating income was $115.8 million for the nine months ended September 30, 2011, an increase of $26.4 million, or 29.5%, as compared to the nine months ended September 30, 2010, primarily due to the United Investors and Liberty Life blocks which added $38.9 million to operating income. This increase was partly offset by lower spreads, higher mortality in certain lines, and the expected runoff in the blocks of business.

•                  Annuities segment pre-tax operating income was $80.7 million for the nine months ended September 30, 2011, as compared to $37.6 million for the nine months ended September 30, 2010. The nine months ended September 30, 2011, included a favorable impact of $10.9 million related to guaranteed benefits of certain VA contracts, while the nine months ended September 30, 2010, included an unfavorable $11.0 million impact. Other items accounted for the remainder of the variance including growth in the SPDA line of business, higher fees related to VA account balances, and improved SPIA mortality results.

•                  Stable Value Products segment operating income was $42.6 million and increased $12.2 million, or 40.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the nine months ended September 30, 2011 results are participating mortgage loan income and bank loan fee income of $8.5 million as compared to $2.0 million for the nine months ended September 30, 2010. The operating spread increased 102 basis points to 219 basis points for the nine months ended September 30, 2011, as compared to an operating spread of 117 basis points for the nine months ended September 30, 2010.

•                  Asset Protection segment operating income was $11.6 million, representing a decrease of $7.6 million, or 39.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Earnings from other products, including the GAP product and non-core lines, decreased $4.6 million, or 35.9%, for the nine months ended September 30, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010, which was partially offset by a $2.8 million, or 53.1%, increase in GAP earnings resulting from higher volume and favorable loss experience. Service contract earnings decreased $4.7 million, or 60.3%, as compared to the nine months ended September 30, 2010, primarily related to higher contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $1.7 million as compared to the nine months ended September 30, 2010, primarily due to lower loss ratios and lower expenses.

•                  Corporate and Other segment operating income was $15.7 million for the nine months ended September 30, 2011, as compared to an operating loss of $5.5 million for the nine months ended September 30, 2010. The improvement was primarily due to a $34.5 million favorable variance on the repurchase of non-recourse funding obligations. $35.5 million of pre-tax gains were generated by repurchases in the nine months ended September 30, 2011, as compared to $1.0 million of pre-tax gains generated in the nine months ended September 30, 2010. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments. Partially offsetting these increases, was a $12.3 million increase in other operating expenses, which includes an increase in interest expense of $10.0 million.  In addition, there was a negative variance of $9.5 million related to a portfolio of securities designated for trading as compared to the same period in 2010.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$383,293	$379,745	0.9%	$1,183,524	$1,161,035	1.9%
Reinsurance ceded	(191,498)	(190,877)	0.3	(608,876)	(595,172)	2.3
Net premiums and policy fees	191,795	188,868	1.5	574,648	565,863	1.6
Net investment income	112,352	96,940	15.9	329,127	282,791	16.4
Other income	817	1,095	(25.4)	2,565	3,114	(17.6)
Total operating revenues	304,964	286,903	6.3	906,340	851,768	6.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	269,996	260,177	3.8	751,597	697,765	7.7
Amortization of deferred policy acquisition costs	20,291	1,172	n/m	87,849	66,142	32.8
Other operating expenses	(4,487)	(5,500)	(18.4)	(12,654)	(20,518)	(38.3)
Total benefits and expenses	285,800	255,849	11.7	826,792	743,389	11.2
INCOME BEFORE INCOME TAX	19,164	31,054	(38.3)	79,548	108,379	(26.6)
OPERATING INCOME	$19,164	$31,054	(38.3)	$79,548	$108,379	(26.6)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$516	$8,291	(93.8)%	$3,684	$46,682	(92.1)%
Universal life	25,670	29,553	(13.1)	94,603	74,129	27.6
BOLI	1,520	1,987	(23.5)	9,641	4,901	96.7
	$27,706	$39,831	(30.4)	$107,928	$125,712	(14.1)
Sales By Distribution Channel
Brokerage general agents	$14,607	$24,033	(39.2)	$60,310	$77,038	(21.7)
Independent agents	3,865	5,369	(28.0)	13,095	18,314	(28.5)
Stockbrokers / banks	6,907	8,425	(18.0)	23,677	25,427	(6.9)
BOLI / other	2,327	2,004	16.1	10,846	4,933	n/m
	$27,706	$39,831	(30.4)	$107,928	$125,712	(14.1)
Average Life Insurance In-force(1)
Traditional	$473,824,906	$495,354,664	(4.3)	$479,784,913	$496,241,622	(3.3)
Universal life	71,234,521	55,642,909	28.0	66,962,106	54,623,736	22.6
	$545,059,427	$550,997,573	(1.1)	$546,747,019	$550,865,358	(0.7)
Average Account Values
Universal life	$6,109,417	$5,607,058	9.0	$5,977,000	$5,512,750	8.4
Variable universal life	357,919	320,361	11.7	367,289	322,216	14.0
	$6,467,336	$5,927,419	9.1	$6,344,289	$5,834,966	8.7

Traditional Life Mortality Experience(2)	91%	94%		91%	85%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
First year commissions	$39,442	$49,391	(20.1)%	$130,049	$152,871	(14.9)%
Renewal commissions	8,303	8,832	(6.0)	26,135	26,588	(1.7)
First year ceding allowances	(2,337)	(2,480)	(5.8)	(6,734)	(6,958)	(3.2)
Renewal ceding allowances	(40,826)	(44,526)	(8.3)	(124,164)	(138,752)	(10.5)
General & administrative	36,607	40,963	(10.6)	114,724	122,478	(6.3)
Taxes, licenses, and fees	8,318	9,044	(8.0)	26,753	25,563	4.7
Other operating expenses incurred	49,507	61,224	(19.1)	166,763	181,790	(8.3)
Less: commissions, allowances & expenses capitalized	(53,994)	(66,724)	(19.1)	(179,417)	(202,308)	(11.3)
Other insurance expenses	$(4,487)	$(5,500)	(18.4)	$(12,654)	$(20,518)	(38.3)

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $19.2 million for the three months ended September 30, 2011, representing a decrease of $11.9 million, or 38.3%, from the three months ended September 30, 2010. The decrease was primarily due to the impact of unlocking which reduced third quarter 2011 operating income $12.0 million and increased third quarter 2010 operating income $2.3 million. This was partly offset by more favorable traditional life mortality experience.

Operating revenues

Operating revenues for the three months ended September 30, 2011, increased $18.1 million, or 6.3%, as compared to the three months ended September 30, 2010. This increase was the result of higher premiums and policy fees resulting from larger universal life in-force and higher investment income due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $2.9 million, or 1.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as the impact of growth in universal life in-force more than offset the impact of lower in-force premium on the traditional line.

Net investment income

Net investment income in the segment increased $15.4 million, or 15.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Increased retained universal life reserves led to increased investment income of $7.0 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. BOLI reserves slightly increased, causing the block’s investment income to increase by $1.7 million. Traditional life investment income increased $6.3 million, caused by growth in retained reserves offsetting slightly less favorable yields.

Other income

Other income decreased $0.3 million, or 25.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease relates primarily to fluctuations in fee income on variable universal life.

Benefits and settlement expenses

Benefits and settlement expenses increased by $9.8 million, or 3.8%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to growth in retained universal life insurance in-force, higher credited interest on UL products resulting from increases in account values, and higher claims resulting from growth in the UL block and maturing of the traditional in-force block. These items were partially offset by lower traditional reserve increases partly due to lower sales. In the third quarter of 2011, UL and BOLI unlocking increased policy benefits and settlement expenses $26.6 million as compared to an increase of $28.6 million in the third quarter of 2010. Unlocking in both years was largely driven by assumption changes to lapses, mortality, expenses, yield, and credited interest.

Amortization of DAC

DAC amortization increased $19.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily reflecting differing impacts of unlocking. In the third quarter of 2010, UL and BOLI unlocking, largely driven by assumption changes regarding lapses, mortality, expenses, credited interest on fund value, and other items decreased amortization $30.9 million. In the third quarter of 2011, UL and BOLI unlocking decreased amortization $14.6 million. The remaining increase in amortization reflects growth in universal life in-force.

Other operating expenses

Other operating expenses increased $1.0 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This increase reflects a reduction in reinsurance allowances and an increase in interest expense, partly offset by lower other operating expenses as compared to the three months ended September 30, 2010, of which $1.8 million was associated with letter of credit facilities designed to fund traditional life statutory reserves.

Sales

Sales for the segment decreased $12.1 million, or 30.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Traditional sales decreased $7.8 million, or 93.8%, as we focused sales efforts on other product lines. A new UL product was introduced in 2010 which has substantially replaced traditional life products for new sales. UL sales decreased $3.9 million, or 13.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to competition.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $79.5 million for the nine months ended September 30, 2011, representing a decrease of $28.8 million, or 26.6%, from the nine months ended September 30, 2010. The decrease was primarily due to less favorable traditional life mortality results, the impact of unlocking which reduced 2011 operating income $17.1 million and increased 2010 operating income $2.0 million. We have also experienced higher insurance related operating expenses, including interest expenses associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

Operating revenues

Operating revenues for the nine months ended September 30, 2011, increased $54.6 million, or 6.4%, as compared to the nine months ended September 30, 2010. This increase was the result of higher premiums and policy fees and higher investment income due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $8.8 million, or 1.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to continued growth in universal life in-force business policy fees, offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $46.3 million, or 16.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Increased retained universal life reserves led to increased investment income of $24.2 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Increases in BOLI reserves led to higher BOLI investment income of $3.3 million. Traditional life investment income increased $18.1 million caused by growth in retained statutory reserves and more favorable yields.

Other income

Other income decreased $0.5 million, or 17.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease relates primarily to fluctuations in fee income on variable universal life products.

Benefits and settlement expenses

Benefits and settlement expenses increased by $53.8 million, or 7.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to growth in retained universal life insurance in-force, higher credited interest on UL products resulting from increases in account values, higher claims resulting from growth in the UL block, less favorable term mortality, and maturing of the traditional in-force block. In the first nine months of 2010, UL and BOLI unlocking largely driven by assumption changes regarding lapses, mortality, expenses, credited interest on fund value and other items, increased benefits and settlement expenses $28.3 million. In the first nine months of 2011, UL and BOLI unlocking increased policy benefits $25.7 million.

Amortization of DAC

DAC amortization increased $21.7 million, or 32.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily reflecting differing impacts of unlocking. In the first nine months of 2010, UL and BOLI unlocking decreased amortization $30.3 million. In the first nine months of 2011, UL and BOLI unlocking decreased amortization $8.6 million.

Other operating expenses

Other operating expenses increased $7.9 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This increase reflects a reduction in reinsurance allowances and an increase in interest expense as compared to the nine months ended September 30, 2010. $9.0 million of the interest expense increase was associated with letter of credit facilities designed to fund traditional life statutory reserves. This was partly offset by lower general administrative expenses.

Sales

Sales for the segment decreased $17.8 million, or 14.1%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Traditional sales decreased $43.0 million, or 92.1%, as we focused sales efforts on other product lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life products for new sales. UL sales increased $20.5 million, or 27.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to our increased focus on the product line, including the introduction of new products.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(191,498)	$(190,877)	$(608,876)	$(595,172)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(104,661)	(194,544)	(533,326)	(633,286)
Amortization of deferred policy acquisition costs	(7,844)	17,010	(35,175)	(2,971)
Other operating expenses (1)	(34,178)	(34,525)	(101,147)	(101,481)
Total benefits and expenses	(146,683)	(212,059)	(669,648)	(737,738)

NET IMPACT OF REINSURANCE (2)	$(44,815)	$21,182	$60,772	$142,566

Allowances received	$(43,163)	$(47,006)	$(130,898)	$(145,710)
Less: Amount deferred	8,985	12,481	29,751	44,229
Allowances recognized (ceded other operating expenses) (1)	$(34,178)	$(34,525)	$(101,147)	$(101,481)

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

As shown above, reinsurance generally has had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall profits is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality and unlocking of balances under the ASC Financial Services-Insurance Topic.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

The increase in ceded premiums for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was caused primarily by an increase in universal life ceded premiums and policy fees reflecting growth in in-force business. This increase was partly offset by lower ceded traditional life premiums and policy fees of $0.7 million reflecting the runoff of an older in-force block of business which was heavily reinsured.

Ceded benefits and settlement expenses were lower for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits increased $15.0 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to higher ceded death benefits. Universal life ceded benefits decreased $105.1 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to a decrease in ceded reserves driven by prospective unlocking. Ceded universal life claims were $11.5 million higher for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due the impact of prospective unlocking on ceded DAC amortization.

Total allowances recognized for the three months ended September 30, 2011, were virtually identical to those recognized for the nine months ended September 30, 2010, as growth in universal life allowances offset decreased term allowances.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

The increase in ceded premiums for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was caused primarily by higher ceded traditional life premiums and policy fees of $6.5 million and higher universal life ceded premiums and policy fees of $6.8 million. The nine months ended September 30, 2010 showed lower than normal ceded traditional life premiums due to the one-time impact of a large block of policies reaching the end of the level pay period. Lapses on this block of policies caused decreases in ceded premiums for the nine months ended September 30, 2010. The impact on net income was not material as the impact on premiums was largely offset by an impact on reserve changes included in benefits and settlements expenses. Universal life ceded premium increased due to growth in in-force business.

Ceded benefits and settlement expenses were lower for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to decreases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits increased $14.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to higher ceded claims partly offset by a lower increase in ceded reserves. Universal life ceded benefits decreased $114.7 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due to a decrease in ceded reserves driven by prospective unlocking more than offsetting higher ceded claims. Ceded universal life claims were $24.8 million higher for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Ceded amortization of deferred policy acquisitions costs increased for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to the impact of prospective unlocking on ceded DAC amortization.

Total allowances recognized for the nine months ended September 30, 2011, were virtually identical to those recognized for the nine months ended September 30, 2010, as growth in universal life allowances offset decreased term allowances.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$219,970	$167,985	30.9%	$615,997	$507,095	21.5%
Reinsurance ceded	(103,667)	(108,296)	(4.3)	(318,142)	(318,922)	(0.2)
Net premiums and policy fees	116,303	59,689	94.8	297,855	188,173	58.3
Net investment income	140,352	114,045	23.1	391,000	346,194	12.9
Other income	1,432	2,011	(28.8)	4,102	4,659	(12.0)
Total operating revenues	258,087	175,745	46.9	692,957	539,026	28.6
Realized gains (losses) - investments	124,416	97,784		153,818	203,455
Realized gains (losses) - derivatives	(109,437)	(85,352)		(130,815)	(178,008)
Total revenues	273,066	188,177		715,960	564,473
BENEFITS AND EXPENSES
Benefits and settlement expenses	176,850	125,234	41.2	484,237	386,262	25.4
Amortization of DAC/VOBA	20,442	17,558	16.4	54,229	46,621	16.3
Other operating expenses	16,767	5,087	n/m	38,643	16,718	n/m
Operating benefits and expenses	214,059	147,879	44.8	577,109	449,601	28.4
Amortization of DAC/VOBA related to realized gains (losses) - investments	365	993		1,234	870
Total benefits and expenses	214,424	148,872	44.0	578,343	450,471	28.4
INCOME BEFORE INCOME TAX	58,642	39,305	49.2	137,617	114,002	20.7
Less: realized gains (losses)	14,979	12,432		23,003	25,447
Less: related amortization of DAC/VOBA	(365)	(993)		(1,234)	(870)
OPERATING INCOME	$44,028	$27,866	58.0	$115,848	$89,425	29.5

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$190,871,158	$183,168,231	4.2%	$189,209,541	$186,246,146	1.6%
Universal life	32,671,826	26,560,573	23.0	30,396,025	26,946,023	12.8
	$223,542,984	$209,728,804	6.6	$219,605,566	$213,192,169	3.0
Average Account Values
Universal life	$3,519,133	$2,677,935	31.4	$3,265,158	$2,714,247	20.3
Fixed annuity(2)	3,311,625	3,347,013	(1.1)	3,346,127	3,386,229	(1.2)
Variable annuity	636,258	129,953	n/m	691,246	134,640	n/m
	$7,467,016	$6,154,901	21.3	$7,302,531	$6,235,116	17.1
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.82%	5.91%		5.77%	5.94%
Interest credited to policyholders	4.13	4.10		4.15	4.16
Interest spread	1.69%	1.81%		1.62%	1.78%

(1)        Amounts are not adjusted for reinsurance ceded.

(2)        Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)        Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 5.99% and 6.11% for the three and nine months ended September 30, 2011, respectively, as compared to 6.28% and 6.32% for the three and nine months ended September 30, 2010.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $44.0 million for the three months ended September 30, 2011, an increase of $16.2 million, or 58.0%, as compared to the three months ended September 30, 2010, primarily due to the addition of the United Investors and Liberty Life blocks which added $18.7 million to operating income. This increase was partially offset by expected runoff in the existing blocks.

Operating revenues

Operating revenues for the three months ended September 30, 2011, increased $82.3 million, or 46.9%, as compared to the three months ended September 30, 2010. The increase was primarily due to an increase of $56.6 million in net premiums and policy fees as compared to the three months ended September 30, 2010. The increase in net premiums and policy fees was primarily due to the addition of the United Investors and Liberty Life blocks which added $58.8 million to premiums. This was partly offset by runoff of the existing in-force business. Net investment income increased $26.3 million, or 23.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, due to the addition of the United Investors and Liberty Life blocks which added $32.8 million to net investment income. This increase was partly offset by runoff of the segment’s existing in-force business, resulting in a reduction of invested assets and lower investment income.

Total benefits and expenses

Total benefits and expenses increased $65.6 million, or 44.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase related primarily to the addition of the United Investors and Liberty Life blocks which added $73.4 million to total benefits and expenses. This was partly offset by expected runoff of the in-force business and lower operating expenses.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $115.8 million for the nine months ended September 30, 2011, an increase of $26.4 million, or 29.5%, as compared to the nine months ended September 30, 2010, primarily due to the United Investors and Liberty Life blocks which added $38.9 million to operating income. This increase was partly offset by lower spreads, higher mortality in certain lines, and the expected runoff in the blocks of business.

Operating revenues

Operating revenues for the nine months ended September 30, 2011, increased $153.9 million, or 28.6%, as compared to the nine months ended September 30, 2010. The increase was primarily due to an increase of $109.7 million in net premiums and policy fees as compared to the nine months ended September 30, 2010. The increase in net premiums and policy fees was primarily due to the United Investors and Liberty Life blocks which added $121.3 million to net premiums and policy fees. This was partly offset by the expected runoff of other lines of business. Net investment income increased $44.8 million, or 12.9%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The United Investors and Liberty Life blocks contributed investment income of $65.8 million was partly offset by runoff of the segment’s in-force business and lower yields on certain investment portfolios.

Total benefits and expenses

Total benefits and expenses increased $127.9 million, or 28.4%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase reflects the addition of the United Investors and Liberty Life blocks which added $149.3 million to total benefits and expenses which was partly offset by runoff of the segment’s in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(103,667)	$(108,296)	$(318,142)	$(318,922)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(85,723)	(94,287)	(274,496)	(273,257)
Amortization of DAC/VOBA	(7,061)	(6,583)	(15,426)	(14,236)
Other operating expenses	(14,059)	(13,317)	(40,976)	(41,212)
Total benefits and expenses	(106,843)	(114,187)	(330,898)	(328,705)

NET IMPACT OF REINSURANCE(1)	$3,176	$5,891	$12,756	$9,783

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

The net favorable impact of reinsurance decreased $2.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as ceded benefits decreased more than ceded premiums in existing in-force blocks. The addition of the United Investors block increased ceded premiums $3.6 million, benefits and settlement expenses $4.3 million, and other operating expenses $0.2 million.

The favorable net impact of reinsurance increased $3.0 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, as ceded benefits showed small increases while ceded premiums showed small decreases. The addition of the United Investors block increased ceded premiums $11.6 million, benefits and settlement expenses $25.3 million, and other operating expenses $0.6 million.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$17,670	$11,086	59.4%	$49,302	$29,661	66.2%
Reinsurance ceded	(16)	(41)	(61.0)	(54)	(116)	(53.4)
Net premiums and policy fees	17,654	11,045	59.8	49,248	29,545	66.7
Net investment income	127,094	122,662	3.6	379,652	357,578	6.2
Realized gains (losses) - derivatives	23,435	(4,248)	n/m	(244)	(44,116)	(99.4)
Other income	14,217	7,857	80.9	38,146	19,683	93.8
Total operating revenues	182,400	137,316	32.8	466,802	362,690	28.7
Realized gains (losses) - investments	501	3,610		(715)	3,188
Total revenues	182,901	140,926	29.8	466,087	365,878	27.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	93,264	98,023	(4.9)	289,350	306,798	(5.7)
Amortization of deferred policy acquisition costs and value of business acquired	31,751	8,003	n/m	57,124	(10,540)	n/m
Other operating expenses	13,853	9,818	41.1	39,673	28,797	37.8
Operating benefits and expenses	138,868	115,844	19.9	386,147	325,055	18.8
Amortization related to benefit and settlement expense	174	—		191	—
Amortization of DAC related to realized gains (losses) - investments	(38)	613		(178)	1,278
Total benefits and expenses	139,004	116,457	19.4	386,160	326,333	18.3
INCOME BEFORE INCOME TAX	43,897	24,469	79.4	79,927	39,545	n/m
Less: realized gains (losses)	501	3,610		(715)	3,188
Less: amortization related to benefits and settlement expenses	(174)	—		(191)	—
Less: related amortization of DAC	38	(613)		178	(1,278)
OPERATING INCOME	$43,532	$21,472	n/m	$80,655	$37,635	n/m

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$286,625	$240,885	19.0%	$841,692	$784,213	7.3%
Variable annuity	573,166	436,350	31.4	1,849,982	1,199,075	54.3
	$859,791	$677,235	27.0	$2,691,674	$1,983,288	35.7
Average Account Values
Fixed annuity(1)	$8,635,605	$8,095,491	6.7	$8,490,977	$7,838,909	8.3
Variable annuity	5,559,817	3,451,344	61.1	5,236,653	3,191,138	64.1
	$14,195,422	$11,546,835	22.9	$13,727,630	$11,030,047	24.5
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.88%	6.04%		5.96%	6.07%
Interest credited to policyholders	4.30	4.50		4.38	4.58
Interest spread	1.58%	1.54%		1.58%	1.49%

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$144,182	$23,047	$121,135	$147,550	$23,047	$124,503
Equity futures - VA	11,524	(8,444)	19,968	(7,822)	(8,444)	622
Currency futures - VA	2,376	—	2,376	2,177	—	2,177
Volatility swaps - VA	3,495	—	3,495	(239)	—	(239)
Equity options - VA	30,072	—	30,072	22,813	—	22,813
Interest rate swaps - VA	5,808	—	5,808	5,808	—	5,808
Credit default swaps - VA	(23,897)	—	(23,897)	(22,981)	—	(22,981)
Embedded derivative - GMWB	(150,125)	(19,101)	(131,024)	(147,550)	(59,296)	(88,254)
Total derivatives related to variable annuity contracts	$23,435	$(4,498)	$27,933	$(244)	$(44,693)	$44,449

	As of
	September 30, 2011	December 31, 2010	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$556,257	$221,907	n/m	%
GMDB Reserves	9,261	6,107	51.6
GMWB Reserves	167,162	19,611	n/m
Account value subject to GMWB rider	3,804,167	2,686,125	41.6
S&P 500® Index	1,131	1,258	(10.1)

(1)        Includes general account balances held within variable annuity products.

(2)        Interest spread on average general account values.

(3)        Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Segment pre-tax operating income was $43.5 million for the three months ended September 30, 2011, as compared to $21.5 million for the three months ended September 30, 2010. The current quarter included a favorable $19.4 million impact related to guaranteed benefits of certain VA contracts, as compared to an unfavorable $1.0 million impact in the third quarter of 2010. The remainder of the favorable variance is due to higher VA fees, higher spreads, improved SPIA mortality results, and growth in the SPDA line, offset by unfavorable changes in DAC and benefits and settlement expenses unlocking.

Operating revenues

Operating revenues increased $45.1 million, or 32.8%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to a favorable impact from derivatives related to guaranteed benefits of certain VA contracts of $23.4 million, a favorable change of $27.9 million, as compared to the prior year’s period. The remainder of the increase is due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 6.7% and average variable account balances grew 61.1% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $4.8 million, or 4.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This decrease was primarily due to a $4.5 million favorable change in SPIA mortality results, a $2.3 million favorable change in unearned premium and bonus interest amortization unlocking associated with the VA product line, a $2.3 million favorable fair value change related to EIA reserves, and a $1.4 million favorable change in unearned premium reserve and bonus interest amortization in the VA line. Offsetting these favorable changes were increased credited interest of $1.8 million and a $5.4 million unfavorable reserve unlocking change related to EIA reserves.

Amortization of DAC

The increase in DAC amortization of $23.7 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to changes related to guaranteed benefits of certain VA contracts, which caused an increase in amortization of $11.2 million and an unfavorable change in DAC unlocking of $1.8 million. Unfavorable DAC unlocking of $11.4 million (excluding unlocking related to guaranteed benefits of certain VA contracts) was recorded by the segment during the three months ended September 30, 2011, as compared to unfavorable DAC unlocking of $3.7 million for the three months ended September 30, 2010. The remaining increase of $3.0 million is primarily due to growth in the SPDA and VA product lines.

Sales

Total sales increased $182.6 million, or 27.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Sales of variable annuities increased $136.8 million, or 31.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased $45.7 million, or 19.0%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Segment pre-tax operating income was $80.7 million for the nine months ended September 30, 2011, as compared to $37.6 million for the nine months ended September 30, 2010. The nine months ended September 30, 2011, included a favorable impact of $10.9 million related to guaranteed benefits of certain VA contracts, while the nine months ended September 30, 2010, included an unfavorable $11.0 million impact. Other items accounted for the remainder of the variance including growth in the SPDA line of business, higher fees related to VA account balances, and improved SPIA mortality results.

Operating revenues

Segment operating revenues increased $104.1 million, or 28.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a favorable change of $44.4 million from derivatives related to guaranteed benefits of certain VA contracts. The remainder of the increase is due to increases in net investment income, policy fees, and other income. Average fixed account balances grew 8.3% and average variable account balances grew 64.1% for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $17.4 million, or 5.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This decrease was primarily due to a $19.4 million favorable change in unearned premium amortization and bonus interest amortization associated with the VA product line, a $6.3 million favorable change in SPIA mortality results, a $3.0 million favorable change in unearned premium and bonus interest amortization unlocking associated with the VA product line, and a $3.7 million favorable change in guaranteed benefit reserves and death benefits in the VA line. Offsetting these favorable changes were increased credited interest of $9.4 million and a $5.4 million unfavorable reserve unlocking change related to EIA reserves.

Amortization of DAC

The increase in DAC amortization of $67.7 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, was primarily due to changes related to guaranteed benefits of certain VA contracts, which caused an increase in amortization of $36.3 million and an unfavorable change in DAC unlocking of $1.3 million. Unfavorable DAC unlocking of $14.3 million (excluding unlocking related to guaranteed benefits of certain VA contracts) was recorded by the segment during the nine months ended September 30, 2011, as compared to unfavorable DAC unlocking of $2.1 million for the nine months ended September 30, 2010. The remaining increase of $18.0 million is primarily due to growth in the SPDA and VA product lines.

Sales

Total sales increased $708.4 million, or 35.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Sales of variable annuities increased $650.9 million, or 54.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased $57.5 million, or 7.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$35,173	$41,100	(14.4)%	$110,653	$133,244	(17.0)%
Other income	(1)	—	n/m	(1)	—	n/m
Total operating revenues	35,172	41,100	(14.4)	110,652	133,244	(17.0)
Realized gains (losses)	10,076	937	n/m	25,935	(5,740)	n/m
Total revenues	45,248	42,037	7.6	136,587	127,504	7.1
BENEFITS AND EXPENSES
Benefits and settlement expenses	19,641	30,442	(35.5)	61,812	97,145	(36.4)
Amortization of deferred policy acquisition costs	502	1,398	(64.1)	4,335	3,259	33.0
Other operating expenses	812	921	(11.8)	1,951	2,495	(21.8)
Total benefits and expenses	20,955	32,761	(36.0)	68,098	102,899	(33.8)
INCOME BEFORE INCOME TAX	24,293	9,276	n/m	68,489	24,605	n/m
Less: realized gains (losses)	10,076	937		25,935	(5,740)
OPERATING INCOME	$14,217	$8,339	70.5	$42,554	$30,345	40.2

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
GIC	$230,000	$66,477	n/m %	$465,795	$73,977	n/m %
GFA - Direct Institutional	200,000	—	n/m	300,000	400,000	(25.0)
	$430,000	$66,477	n/m	$765,795	$473,977	61.6

Average Account Values	$2,710,571	$3,331,250	(18.6)	$2,637,281	$3,440,299	(23.3)
Ending Account Values	$2,827,862	$3,105,822	(8.9)	$2,827,862	$3,105,822	(8.9)

Operating Spread
Net investment income yield	5.19%	4.93%		5.62%	5.16%
Interest credited	2.90	3.65		3.12	3.76
Operating expenses	0.19	0.28		0.31	0.23
Operating spread	2.10%	1.00%		2.19%	1.17%

Adjusted operating spread(1)	1.92%	0.99%		1.73%	1.09%

(1)        Excludes participating mortgage loan income and bank loan participation fee income.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $14.2 million and increased $5.9 million, or 70.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the third quarter 2011 results are participating mortgage loan income and bank loan fee income of $1.2 million as compared $0.1 million in the third quarter of 2010. The operating spread increased 110 basis points to 210 basis points for the three months ended September 30, 2011, as compared to an operating spread of 100 basis points for the three months ended September 30, 2010.

Sales

Total sales were $430.0 million for the three months ended September 30, 2011, as compared to $66.5 million for the three months ended September 30, 2010.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $42.6 million and increased $12.2 million, or 40.2%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase in operating earnings resulted from higher operating spreads offset by a decline in average account values. Included in the nine months ended September 30, 2011 results are participating mortgage loan income and bank loan fee income of $8.5 million as compared to $2.0 million for the nine months ended September 30, 2010. The operating spread increased 102 basis points to 219 basis points for the nine months ended September 30, 2011, as compared to an operating spread of 117 basis points for the nine months ended September 30, 2010.

Sales

Total sales were $765.8 million for the nine months ended September 30, 2011 as compared to $474.0 million for the nine months ended September 30, 2010.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$66,829	$71,575	(6.6)%	$202,567	$220,101	(8.0)%
Reinsurance ceded	(24,547)	(27,502)	(10.7)	(73,577)	(85,343)	(13.8)
Net premiums and policy fees	42,282	44,073	(4.1)	128,990	134,758	(4.3)
Net investment income	5,482	5,808	(5.6)	16,734	18,243	(8.3)
Other income	24,340	18,591	30.9	66,152	49,854	32.7
Total operating revenues	72,104	68,472	5.3	211,876	202,855	4.4
BENEFITS AND EXPENSES
Benefits and settlement expenses	23,294	25,192	(7.5)	66,895	64,591	3.6
Amortization of deferred policy acquisition costs	6,411	7,371	(13.0)	20,042	21,973	(8.8)
Other operating expenses	38,402	32,651	17.6	113,365	97,095	16.8
Total benefits and expenses	68,107	65,214	4.4	200,302	183,659	9.1
INCOME BEFORE INCOME TAX	3,997	3,258	22.7	11,574	19,196	(39.7)
OPERATING INCOME	$3,997	$3,258	22.7	$11,574	$19,196	(39.7)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Sales
Credit insurance	$8,970	$10,099	(11.2)%	$27,386	$27,484	(0.4)%
Service contracts	77,942	66,417	17.4	212,127	176,634	20.1
Other products	18,532	15,861	16.8	55,892	40,683	37.4
	$105,444	$92,377	14.1	$295,405	$244,801	20.7
Loss Ratios (1)
Credit insurance	30.6%	38.6%		32.4%	37.2%
Service contracts	61.4	62.4		56.6	57.6
Other products	34.3	32.1		36.3	(25.5)

(1)        Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income

Operating income was $4.0 million, representing an increase of $0.7 million, or 22.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Earnings from other products, primarily from the GAP product line, increased $1.1 million, or 58.9%, for the three months ended September 30, 2011, due to higher volume and favorable loss experience. Credit insurance earnings increased $0.9 million as compared to the three months ended September 30, 2010, primarily due to lower expenses. Partially offsetting these increases was a $1.3 million, or 66.0%, decrease in the service contract earnings as compared to the three months ended September 30, 2010, resulting primarily from higher contingent commissions.

Net premiums and policy fees

Net premiums and policy fees decreased $1.8 million, or 4.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Credit insurance premiums decreased $0.3 million, or 5.8%, and service contract premiums decreased $2.4 million, or 6.7%, as compared to the three months ended September 30, 2010. The decreases in both lines were primarily the result of decreased sales in prior years and the related impact on earned premiums. Partially offsetting these decreases was a $0.9 million, or 22.3%, increase in net premiums in other products.

Other income

Other income increased $5.7 million, or 30.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase in 2011 sales, reflecting improvement in U.S. auto sales and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses decreased $1.9 million, or 7.5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Credit insurance claims decreased $0.5 million, or 25.3%, and service contract claims decreased $1.8 million, or 8.2%. Other products claims increased $0.4 million, or 30.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.0 million, or 13.0%, lower for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to reduced amortization in all product lines. Other operating expenses increased $5.8 million, or 17.6%, for the three months ended September 30, 2011, mainly due to higher commission expense resulting from an increase in sales.

Sales

Total segment sales increased $13.1 million, or 14.1%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. This increase was primarily due to higher service contract sales, which increased $11.5 million, or 17.4%, as compared to the three months ended September 30, 2010. Sales in other products increased $2.7 million, or 16.8%, all attributable to the GAP product line. Increases in the service contract and GAP lines are the result of the improvement in auto sales over the prior year and increased market share. Credit insurance sales decreased by $1.1 million, or 11.2%.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income

Operating income was $11.6 million, representing a decrease of $7.6 million, or 39.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Earnings from other products, including the GAP product and non-core lines, decreased $4.6 million, or 35.9%, for the nine months ended September 30, 2011, primarily due to a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business in the first quarter of 2010, which was partially offset by a $2.8 million, or 53.1%, increase in GAP earnings resulting from higher volume and favorable loss experience. Service contract earnings decreased $4.7 million, or 60.3%, as compared to the nine months ended September 30, 2010, primarily related to higher contingent commissions and expenses related to new initiatives. Credit insurance earnings increased $1.7 million as compared to the nine months ended September 30, 2010, primarily due to lower loss ratios and lower expenses.

Net premiums and policy fees

Net premiums and policy fees decreased $5.8 million, or 4.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Service contract premiums decreased $5.5 million, or 5.1% and credit insurance premiums decreased $1.6 million, or 10.4%, as compared to the nine months ended September 30, 2010. The decreases in all lines were primarily the result of decreased sales in prior years and the related impact on earned premiums. Within the other product lines, net premiums increased $1.3 million, or 11.3%.

Other income

Other income increased $16.3 million, or 32.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to an increase in 2011 sales, reflecting improvement in U.S. auto sales and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.3 million, or 3.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Service contract claims decreased $4.2 million, or 6.8%, credit insurance claims decreased $1.3 million, or 22.1%, and other products claims increased $7.8 million. The first quarter of 2010 included a $7.8 million excess reserve release related to the runoff Lender’s Indemnity line of business.

Amortization of DAC and Other operating expenses

Amortization of DAC was $1.9 million, or 8.8%, lower for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to reduced amortization in the credit insurance product line. Other operating expenses increased $16.3 million, or 16.8%, for the nine months ended September 30, 2011, mainly due to higher commission expense resulting from an increase in sales and expenses related to new initiatives.

Sales

Total segment sales increased $50.6 million, or 20.7%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. This increase was primarily due to a $35.5 million, or 20.1%, increase in service contract sales and a $15.2 million, or 37.4%, increase in sales in the GAP product line as compared to the nine months ended September 30, 2010. Increases in service contract and GAP product lines are attributable to the improvement in U.S. auto sales over the prior year and increased market share.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(24,547)	$(27,502)	$(73,577)	$(85,343)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(16,034)	(19,057)	(49,121)	(60,146)
Amortization of deferred policy acquisition costs	(6,444)	(7,608)	(19,217)	(24,906)
Other operating expenses	(3,417)	(3,377)	(8,750)	(7,901)
Total benefits and expenses	(25,895)	(30,042)	(77,088)	(92,953)

NET IMPACT OF REINSURANCE(1)	$1,348	$2,540	$3,511	$7,610

(1)        Assumes no investment income on reinsurance. Forgone investment income would substantially reduce the favorable impact of reinsurance.

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Reinsurance premiums ceded decreased $3.0 million, or 10.7%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease was primarily due to a decline in ceded GAP premiums and dealer credit insurance premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $3.0 million, or 15.9%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $1.2 million, or 15.3% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded were unchanged for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

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

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Reinsurance premiums ceded decreased $11.8 million, or 13.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was primarily due to a decline in ceded GAP premiums and dealer credit insurance premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $11.0 million, or 18.3%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $5.7 million, or 22.8%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded increased $0.8 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010 mainly due to increases in the GAP line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$5,399	$5,848	(7.7)%	$16,499	$18,387	(10.3)%
Reinsurance ceded	(4)	—	n/m	(103)	(2)	n/m
Net premiums and policy fees	5,395	5,848	(7.7)	16,396	18,385	(10.8)
Net investment income	25,475	32,822	(22.4)	80,498	82,063	(1.9)
Realized gains (losses) - derivatives	—	42		—	126
Other income	6,457	1,025	n/m	36,268	1,031	n/m
Total operating revenues	37,327	39,737	(6.1)	133,162	101,605	31.1
Realized gains (losses) - investments	(6,153)	1,833		9,727	(7,347)
Realized gains (losses) - derivatives	(10,958)	(5,942)		(13,838)	(16,989)
Total revenues	20,216	35,628	(43.3)	129,051	77,269	67.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	6,338	6,749	(6.1)	17,985	19,728	(8.8)
Amortization of deferred policy acquisition costs	326	399	(18.3)	1,036	1,299	(20.2)
Other operating expenses	32,070	33,637	(4.7)	98,392	86,122	14.2
Total benefits and expenses	38,734	40,785	(5.0)	117,413	107,149	9.6
INCOME (LOSS) BEFORE INCOME TAX	(18,518)	(5,157)	n/m	11,638	(29,880)	n/m
Less: realized gains (losses) - investments	(6,153)	1,833		9,727	(7,347)
Less: realized gains (losses) - derivatives	(10,958)	(5,942)		(13,838)	(16,989)
OPERATING INCOME (LOSS)	$(1,407)	$(1,048)	34.3	$15,749	$(5,544)	n/m

For The Three Months Ended September 30, 2011 as compared to The Three Months Ended September 30, 2010

Segment operating income (loss)

Corporate and Other segment operating loss was $1.4 million for the three months ended September 30, 2011, as compared to an operating loss of $1.0 million for the three months ended September 30, 2010. Included in the third quarter 2011 results was an unfavorable variance of $9.9 million related to a portfolio of securities designated for trading as compared to the same period in the prior year. Offsetting this was an increase in core investment income and a $4.7 million favorable variance related to the repurchase of non-recourse funding obligations.  $5.7 million of pre-tax gains was generated by repurchases in the third quarter of 2011, as compared to $1.0 million of pre-tax gains generated in the third quarter of 2010.

Operating revenues

Net investment income for the segment decreased $7.3 million, or 22.4%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, and net premiums and policy fees decreased $0.5 million, or 7.7%. The decrease in net investment income was primarily the result of a negative variance related to a portfolio of securities designated for trading, offset by an increase in core investment income. Other income increased $5.4 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as a result of a $4.7 million favorable variance related to the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses decreased $2.1 million, or 5%, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to a decrease of $1.6 million in other operating expenses, which includes a decrease in interest expense of $0.5 million, and a $0.4 million decrease in policy benefits on non-core lines of business.

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

Segment operating income (loss)

Corporate and Other segment operating income was $15.7 million for the nine months ended September 30, 2011, as compared to an operating loss of $5.5 million for the nine months ended September 30, 2010. The improvement was primarily due to a $34.5 million favorable variance on the repurchase of non-recourse funding obligations. $35.5 million of pre-tax gains were generated by repurchases in the nine months ended September 30, 2011, as compared to $1.0 million of pre-tax gains generated in the nine months ended September 30, 2010. In addition, during the first quarter of 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments. Partially offsetting these increases, was a $12.3 million increase in other operating expenses, which includes an increase in interest expense of $10.0 million. In addition, there was a negative variance of $9.5 million related to a portfolio of securities designated for trading as compared to the same period in 2010.

Operating revenues

Net investment income for the segment decreased $1.6 million, or 1.9%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, and net premiums and policy fees decreased $2.0 million, or 10.8%. The decrease in net investment income was primarily the result of a negative variance of $9.5 million related to a portfolio of securities designated for trading compared to the same period in 2010.  Partially offsetting this variance was an increase of $8.5 million of pre-tax earnings relating to the settlement of a dispute with respect to certain investments. The decrease in net premiums and policy fees related to the expected runoff of the block of business.

Total benefits and expenses

Total benefits and expenses increased $10.3 million, or 9.6%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to a $12.3 million increase in other operating expenses, which includes an increase in interest expense of $10.0 million, partially offset by a decrease in policy benefits on non-core lines of business.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of September 30, 2011, our investment portfolio was approximately $34.8 billion. The types of assets in which we may invest are influenced by various state laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	September 30, 2011		December 31, 2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011 - $21,135,900; 2010 - $19,732,704)	$22,689,810	65.3%	$20,314,417	64.9%
Privately issued bonds (amortized cost: 2011 - $4,977,400; 2010 - $4,234,952)	5,138,543	14.8	4,329,770	13.8
Fixed maturities	27,828,353	80.1	24,644,187	78.7
Equity securities (cost: 2011 - $296,267; 2010 - $307,971)	286,824	0.8	317,255	1.0
Mortgage loans	5,375,604	15.5	4,883,400	15.6
Investment real estate	12,427	0.0	7,196	0.0
Policy loans	880,203	2.5	793,448	2.5
Other long-term investments	290,778	0.8	283,002	0.9
Short-term investments	80,374	0.3	349,245	1.3
Total investments	$34,754,563	100.0%	$31,277,733	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $67.6 million and $114.3 million of short-term investments classified as trading securities as of September 30, 2011 and December 31, 2010, respectively. The trading portfolio includes invested assets of $3.0 billion and $2.9 billion as of September 30, 2011 and December 31, 2010, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of September 30, 2011, our fixed maturity investment holdings were approximately $27.8 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2011	December 31, 2010
AAA	16.3%	17.0%
AA	7.2	4.8
A	23.1	17.9
BBB	44.4	47.9
Below investment grade	9.0	12.4
	100.0%	100.0%

During the nine months ended September 30, 2011 and for the year ended December 31, 2010, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2011, based upon amortized cost, $53.9 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $25.8 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2011	December 31, 2010
	(Dollars In Millions)
Residential mortgage-backed securities	$2,887.0	$2,970.3
Commercial mortgage-backed securities	644.2	311.6
Other asset-backed securities	851.8	927.1
U.S. government-related bonds	1,819.9	1,571.9
Other government-related bonds	211.6	327.8
States, municipals, and political subdivisions	1,555.4	1,123.8
Corporate bonds	19,858.4	17,411.7
Total fixed income portfolio	$27,828.3	$24,644.2

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $24.8 billion, or 89.2%, of our fixed maturities as “available-for-sale” as of September 30, 2011. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.8%, of our fixed maturities as of September 30, 2011. Fixed maturities with a market value of $3.0 billion and short-term investments with a market value of $67.6 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2011	December 31, 2010
	(Dollars In Thousands)
AAA	$787,853	$816,064
AA	237,215	177,419
A	700,546	584,408
BBB	1,004,883	1,008,943
Below investment grade	241,360	269,710
Total Modco trading fixed maturities	$2,971,857	$2,856,544

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of September 30, 2011, were approximately $4.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of September 30, 2011. As of September 30, 2011, these holdings were approximately $2.9 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	39.1%
PAC	27.9
Pass Through	11.9
Other	21.1
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	52.6%
AA	0.9
A	2.5
BBB	1.4
Below investment grade	42.6
100.0%

As of September 30, 2011, we held securities with a fair value of $387.3 million, or 1.1% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2010, we held securities with a fair value of $401.0 million of securities supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of September 30, 2011:

Percentage of
Alt-A
Rating	Securities
AA	0.0%
A	1.0
BBB	1.8
Below investment grade	97.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2011:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AA	$0.1	$—	$—	$—	$—	$0.1
A	3.7	—	—	—	—	3.7
BBB	7.1	—	—	—	—	7.1
Below investment grade	376.4	—	—	—	—	376.4
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$387.3	$—	$—	$—	$—	$387.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AA	$—	$—	$—	$—	$—	$—
A	—	—	—	—	—	—
BBB	0.6	—	—	—	—	0.6
Below investment grade	(50.1)	—	—	—	—	(50.1)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(49.5)	$—	$—	$—	$—	$(49.5)

As of September 30, 2011, we had RMBS with a total fair value of $41.1 million, or 0.1%, of total invested assets, that were supported by collateral classified as sub-prime. As of December 31, 2010, we held securities with a fair value of $42.1 million that were supported by collateral classified as sub-prime.

The following table includes the percentage of our collateral classified as sub-prime, grouped by rating category, as of September 30, 2011:

Percentage of
Sub-prime
Rating	Securities
AAA	0.2%
AA	4.1
A	8.7
BBB	11.5
Below investment grade	75.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by sub-prime mortgage loans by rating as of September 30, 2011:

Sub-prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$0.1	$—	$—	$—	$—	$0.1
AA	1.7	—	—	—	—	1.7
A	3.6	—	—	—	—	3.6
BBB	4.7	—	—	—	—	4.7
Below investment grade	31.0	—	—	—	—	31.0
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$41.1	$—	$—	$—	$—	$41.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$—	$—	$—	$—	$—	$—
AA	(0.2)	—	—	—	—	(0.2)
A	(0.4)	—	—	—	—	(0.4)
BBB	(0.4)	—	—	—	—	(0.4)
Below investment grade	(27.8)	—	—	—	—	(27.8)
Total mortgage-backed securities collateralized by sub-prime mortgage loans	$(28.8)	$—	$—	$—	$—	$(28.8)

As of September 30, 2011, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.5 billion, or 7.1%, of total invested assets. As of December 31, 2010, we held securities with a fair value of $2.5 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2011:

Percentage of
Prime
Rating	Securities
AAA	61.8%
AA	1.0
A	2.6
BBB	1.2
Below investment grade	33.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2011:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$764.4	$—	$76.8	$400.4	$278.1	$1,519.7
AA	13.5	—	—	—	10.0	23.5
A	64.2	—	—	—	—	64.2
BBB	29.5	—	—	—	—	29.5
Below investment grade	821.7	—	—	—	—	821.7
Total mortgage-backed securities collateralized by prime mortgage loans	$1,693.3	$—	$76.8	$400.4	$288.1	$2,458.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$54.8	$—	$8.1	$20.5	$19.0	$102.4
AA	0.1	—	—	—	—	0.1
A	0.2	—	—	—	—	0.2
BBB	(0.3)	—	—	—	—	(0.3)
Below investment grade	(30.5)	—	—	—	—	(30.5)
Total mortgage-backed securities collateralized by prime mortgage loans	$24.3	$—	$8.1	$20.5	$19.0	$71.9

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2011, the CMBS holdings were approximately $644.2 million. As of December 31, 2010, the CMBS holdings were approximately $311.6 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of September 30, 2011:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	71.6%
AA	9.6
A	18.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2011:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$159.3	$44.7	$—	$83.1	$174.3	$461.4
AA	9.7	—	—	29.4	23.0	62.1
A	22.4	—	5.9	34.6	57.8	120.7
Total commercial mortgage-backed securities	$191.4	$44.7	$5.9	$147.1	$255.1	$644.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$3.1	$1.7	$—	$2.2	$3.0	$10.0
AA	(0.8)	—	—	(1.9)	(1.7)	(4.4)
A	(0.1)	—	0.2	1.9	(1.9)	0.1
Total commercial mortgage-backed securities	$2.2	$1.7	$0.2	$2.2	$(0.6)	$5.7

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2011, these holdings were approximately $851.8 million. As of December 31, 2010, these holdings were approximately $927.1 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of September 30, 2011:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	91.0%
AA	2.7
A	4.7
BBB	0.6
Below investment grade	1.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of September 30, 2011:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$708.2	$—	$22.8	$32.1	$12.4	$775.5
AA	22.8	—	—	—	—	22.8
A	3.7	—	—	—	36.7	40.4
BBB	5.1	—	—	—	—	5.1
Below investment grade	8.0	—	—	—	—	8.0
Total other asset-backed securities	$747.8	$—	$22.8	$32.1	$49.1	$851.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$(55.1)	$—	$—	$0.1	$0.1	$(54.9)
AA	1.1	—	—	—	—	1.1
A	0.3	—	—	—	1.9	2.2
BBB	—	—	—	—	—	—
Below investment grade	(15.9)	—	—	—	—	(15.9)
Total other asset-backed securities	$(69.6)	$—	$—	$0.1	$2.0	$(67.5)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2011, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	September 30, 2011	Value	December 31, 2010	Value
	(Dollars In Thousands)
Banking	$2,368,751	8.5%	$2,046,515	8.3%
Other finance	255,764	0.9	162,157	0.7
Electric	3,622,998	13.0	3,145,491	12.8
Natural gas	2,284,366	8.2	2,153,935	8.7
Insurance	2,065,582	7.4	1,874,015	7.6
Energy	1,639,010	5.9	1,408,963	5.7
Communications	1,242,219	4.5	1,178,727	4.8
Basic industrial	1,155,255	4.2	1,110,947	4.5
Consumer noncyclical	1,282,321	4.6	1,146,240	4.7
Consumer cyclical	693,373	2.5	566,808	2.3
Finance companies	226,349	0.8	214,102	0.9
Capital goods	895,898	3.2	732,975	3.0
Transportation	630,063	2.3	551,088	2.2
Other industrial	175,981	0.6	148,819	0.6
Brokerage	548,186	2.0	484,111	2.0
Technology	662,381	2.4	405,187	1.6
Real estate	81,119	0.3	55,424	0.2
Other utility	28,767	0.1	26,233	0.1
Commercial mortgage-backed securities	644,222	2.3	311,564	1.3
Other asset-backed securities	851,837	3.1	927,108	3.8
Residential mortgage-backed non-agency securities	1,442,901	5.2	2,144,419	8.7
Residential mortgage-backed agency securities	1,444,120	5.2	825,869	3.4
U.S. government-related securities	1,819,938	6.5	1,571,965	6.4
Other government-related securities	211,611	0.8	327,760	1.3
States, municipals, and political divisions	1,555,341	5.5	1,123,765	4.4
Total	$27,828,353	100.0%	$24,644,187	100.0%

Our investments in debt and equity securities are reported at fair value and investments in mortgage loans are reported at amortized cost. As of September 30, 2011, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $27.8 billion, which was 7.8% above amortized cost of $25.8 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2011, our mortgage loan holdings were approximately $5.4 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

The Company’s commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2011 and December 31, 2010, our allowance for mortgage loan credit losses was $7.6 million and $11.7 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2011, we estimated the fair value of our mortgage loans to be $6.3 billion (using discounted cash flows from the next call date), which was 14.2% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2011 and December 31, 2010, approximately $880.4 million and $884.7 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $69.1 million would become due in the fourth quarter of 2011, $205.2 million in 2012, $1.4 billion in 2013 through 2017, $760.3 million in 2018 through 2022, and $274.6 million thereafter.

As of September 30, 2011, less than 0.15%, or $35.8 million, of invested assets consisted of nonperforming, restructured or are mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of September 30, 2011, $13.3 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011.

As of September 30, 2011, $22.0 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2011. In addition we foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the nine month period ending September 30, 2011.

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

Securities Lending

In prior quarters, we participated in securities lending, primarily as an enhancement to our investment yield. Securities that we held as investments were loaned to third parties for short periods of time. We required initial collateral, in the form of short-term investments, which equaled 102 % of the market value of the loaned securities.

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million in the first quarter of 2011, were instead retained by us and are included in our fixed maturities as of September 30, 2011. We currently do not have any intent to sell these securities.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2011:

		Percent of
S&P or Equivalent Designation	Market Value	Market Value
	(Dollars In Thousands)
AAA	$3,745,488	15.1%
AA	1,772,935	7.1
A	5,715,366	23.0
BBB	11,340,812	45.7
Investment grade	22,574,601	90.9
BB	1,059,607	4.3
B	346,043	1.4
CCC or lower	849,827	3.4
Below investment grade	2,255,477	9.1
Total	$24,830,078	100.0%

Not included in the table above are $2.7 billion of investment grade and $0.3 million of below investment grade fixed maturities classified as trading securities.

During the third quarter of 2011, to mitigate the risk related to certain guaranteed minimum benefits within our variable annuity products, we wrote credit default protection on the Markit CDX North America Investment Grade Index, Series 17, which is comprised of 125 equally weighted credit default swaps on investment grade entities. The representative reference notional on each entity within the contracts has been included in the following table, whereby when combined with the fair market value of our investments in the same credit entity represents an overall position that is among the ten largest credit exposures that we hold as of September 30, 2011:

	Market	Credit	Total
Creditor	Value	Derivatives	Value
	(Dollars In Millions)
Federal National Mortgage Association	$213.2	$—	$213.2
Federal Home Loan Mortgage Corp.	191.6	—	191.6
Nextera Energy Inc.	184.1	—	184.1
Verizon Communications Inc.	179.1	8.0	187.1
Berkshire Hathaway Inc.	170.3	8.0	178.3
Comcast Corp.	164.0	8.0	172.0
First Energy Corp.	154.8	8.0	162.8
Rio Tinto	146.2	—	146.2
JP Morgan Chase and Company	138.8	—	138.8
AT&T Coporation	136.5	8.0	144.5

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

The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the three and nine months ended September 30, 2011, we recorded total other-than-temporary impairments of approximately $6.2 million and $37.8 million, respectively, with $3.6 million of non-credit gains and $12.9 million of non-credit losses, respectively, of this amount recorded in other comprehensive income (loss). The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position.

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2011, we concluded that approximately $9.8 million and $24.9 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $3.6 million of non-credit gains and $12.9 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded for the three and nine months ended September 30, 2011, respectively. The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position.

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

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$22,902	$18,459	$4,443	$60,321	$63,667	$(3,346)
Fixed maturity losses - sales	(2,506)	(600)	(1,906)	(4,245)	(31,458)	27,213
Equity gains - sales	—	—	—	9,121	13	9,108
Equity losses - sales	—	—	—	—	—	—
Impairments on fixed maturity securities	(9,777)	(7,505)	(2,272)	(24,875)	(36,143)	11,268
Impairments on equity securities	—	—	—	—	—	—
Modco trading portfolio	123,760	96,689	27,071	151,714	204,749	(53,035)
Other	(5,054)	(2,905)	(2,149)	(2,814)	(6,962)	4,148
Total realized gains (losses) - investments	$129,325	$104,138	$25,187	$189,222	$193,866	$(4,644)

Derivatives related to variable annuity contracts
Interest rate futures - VA	$144,182	$23,047	$121,135	$147,550	$23,047	$124,503
Equity futures - VA	11,524	(8,444)	19,968	(7,822)	(8,444)	622
Currency futures - VA	2,376	—	2,376	2,177	—	2,177
Volatility swaps - VA	3,495	—	3,495	(239)	—	(239)
Equity options - VA	30,072	—	30,072	22,813	—	22,813
Interest rate swaps - VA	5,808	—	5,808	5,808	—	5,808
Credit default swaps - VA	(23,897)	—	(23,897)	(22,981)	—	(22,981)
Embedded derivative - GMWB	(150,125)	(19,101)	(131,024)	(147,550)	(59,296)	(88,254)
Total derivatives related to variable annuity contracts	23,435	(4,498)	27,933	(244)	(44,693)	44,449
Embedded derivative - Modco reinsurance treaties	(109,542)	(85,496)	(24,046)	(130,914)	(179,654)	48,740
Interest rate swaps	(8,185)	(4,676)	(3,509)	(10,642)	(13,450)	2,808
Interest rate caps	(2,581)	—	(2,581)	(2,581)	—	(2,581)
Interest rate floors/YRT(1) premium support arrangements	50	(400)	450	(402)	(1,899)	1,497
Other derivatives	(622)	(404)	(218)	(571)	399	(970)
Total realized gains (losses) - derivatives	$(97,445)	$(95,474)	$(1,971)	$(145,354)	$(239,297)	$93,943

(1) YRT - yearly renewable term

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2011, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

The $9.1 million of gains included in equity securities for the nine months ended September 30, 2011, primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2011, we recognized pre-tax other-than-temporary impairments of $9.8 million and $24.9 million, respectively, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $3.6 million of non-credit gains and $12.9 million of non-credit losses, respectively, in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. The $3.6 million of non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position. Other-than-temporary impairments totaled $7.5 million and $36.1 million, respectively, for the three and nine months ended September 30, 2010. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Millions)
Alt-A MBS	$0.9	$8.8
Other MBS	8.1	14.1
Sub-prime bonds	0.8	2.0
Total	$9.8	$24.9

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2011, we sold securities in an unrealized loss position with a fair value of $210.5 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$128,775	61.2%	$(1,214)	28.6%
>90 days but <= 180 days	17,714	8.4	(323)	7.6
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	40,506	19.2	(1,886)	44.4
>1 year	23,503	11.2	(822)	19.4
Total	$210,498	100.0%	$(4,245)	100.0%

For the three and nine months ended September 30, 2011, we sold securities in an unrealized loss position with a fair value (proceeds) of $48.5 million and $210.5 million, respectively. The loss realized on the sale of these securities was $2.5 million and $4.2 million, respectively.

For the three and nine months ended September 30, 2011, we sold securities in an unrealized gain position with a fair value of $348.0 million and $1.8 billion, respectively. The gain realized on the sale of these securities was $22.9 million and $69.4 million, respectively.

The $5.0 million of other realized losses recognized for the three months ended September 30, 2011, consists of an increase in the mortgage loan loss reserve of $3.7 million and an impairment on a partnership of $1.3 million.

The $2.8 million of other realized losses recognized for the nine months ended September 30, 2011, consists of a decrease in the mortgage loan loss reserve of $4.1 million, mortgage loan losses of $5.6 million, and an impairment on a partnership of $1.3 million.

For the three and nine months ended September 30, 2011, net gains of $123.8 million and $151.7 million, respectively, primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase

Insurance Group acquisition were also included in realized gains and losses. Of this amount, approximately $16.0 million and $23.1 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We use equity, interest rate, and currency futures to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity futures resulted in a net pre-tax gain of $11.5 million and a loss of $7.8 million, interest rate futures resulted in pre-tax gains of $144.2 million and $147.6 million, and currency futures resulted in net pre-tax gains of $2.4 million and $2.2 million, for the three and nine months ended September 30, 2011, respectively.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets and overall volatility. The equity options resulted in net pre-tax gains of $30.1 million and $22.8 million and volatility swaps resulted in a net pre-tax gain of $3.5 million and a loss of $0.2 million for the three and nine months ended September 30, 2011, respectively. Such positions were not held during the nine months ended September 30, 2010.

The GMWB rider embedded derivatives on certain variable deferred annuities had net unrealized losses of $150.1 million and $147.6 million for the three and nine months ended September 30, 2011, respectively.

We use interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including guaranteed minimum withdrawal benefits, within our variable annuity products. These positions resulted in net pre-tax gains of $5.8 million for the three and nine months ended September 30, 2011.

We entered into credit default swaps to partially mitigate our non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. We reported net pre-tax losses of $24.0 million and $23.0 million for the three and nine months ended September 30, 2011 related to credit default swaps from the change in swaps’ fair value premium income and a realized loss on terminated contracts of $17.6 million.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $109.5 million and $130.9 million of pre-tax losses on these embedded derivatives for the three and nine months ended September 30, 2011, respectively, was the result of spread tightening and a decline in treasury yields. For the three and nine months ended September 30, 2011, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $8.2 million and $10.6 million for the three and nine months ended September 30, 2011, respectively. The net losses were the result of $10.4 million in realized losses due to terminations and $2.2 million in unrealized gains during the third quarter.

We purchased interest rate caps during the three months ended September 30, 2011. These caps mitigate our credit risk with respect to our holdings of the debt of certain European banks. These banks in turn hold sovereign debt of certain European governments. These caps resulted in net pre-tax losses of $2.6 million for the three and nine months ended September 30, 2011.

We have an interest rate floor agreement and an YRT premium support arrangement with PLC. We recognized a pre-tax gain that was immaterial for the three months ended September 30, 2011 and a pre-tax loss of $0.4 million for the nine months ended September 30, 2011, related to the interest rate floor agreement. There are no YRT premium support arrangement gains or losses for the three and nine months ended September 30, 2011.

We also use various swaps and options to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.6 million for the three and nine months ended September 30, 2011.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2011, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of September 30, 2011, we had an overall net unrealized gain of $1.7 billion, prior to tax and DAC offsets, and a net unrealized gain of $685.8 million as of December 31, 2010.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2011, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$2,162,248	48.5%	$2,260,041	45.8%	$(97,793)	20.5%
>90 days but <= 180 days	462,821	10.4	516,484	10.5	(53,663)	11.2
>180 days but <= 270 days	122,163	2.7	133,391	2.7	(11,228)	2.3
>270 days but <= 1 year	146,738	3.3	167,565	3.4	(20,827)	4.4
>1 year but <= 2 years	125,762	2.8	170,564	3.5	(44,802)	9.4
>2 years but <= 3 years	29,686	0.7	34,942	0.7	(5,256)	1.1
>3 years but <= 4 years	1,052,172	23.6	1,208,535	24.5	(156,363)	32.7
>4 years but <= 5 years	212,410	4.8	279,710	5.7	(67,300)	14.1
>5 years	145,389	3.2	166,335	3.2	(20,946)	4.3
Total	$4,459,389	100.0%	$4,937,567	100.0%	$(478,178)	100.0%

The majority of the unrealized loss as of September 30, 2011 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and their associated positive effect on security prices. Spread levels have improved since December 31, 2010. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of September 30, 2011, the Barclays Investment Grade Index was priced at 221 bps versus a 10 year average of 168 bps. Similarly, the Barclays High Yield Index was priced at 845 bps versus a 10 year average of 647 bps. As of September 30, 2011, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.953%, 1.916%, and 2.914%, as compared to 10 year averages of 3.248%, 4.006%, and 4.657%, respectively.

As of September 30, 2011, 47.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2011, there were estimated gross unrealized losses of $47.1 million and $27.8 million, related to our mortgage-backed securities collateralized by Alt-A mortgage loans and sub-prime mortgage loans, respectively. Gross unrealized losses in our securities collateralized by sub-prime and Alt-A residential mortgage loans as of September 30, 2011, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by sub-prime and Alt-A residential mortgage loans.

For the three and nine months ended September 30, 2011, we recorded $9.8 million and $24.9 million, respectively, of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2011, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$1,182,726	26.5%	$1,322,513	26.8%	$(139,787)	29.2%
Other finance	3,300	0.1	4,946	0.1	(1,646)	0.3
Electric	173,905	3.9	197,882	4.0	(23,977)	5.0
Natural gas	71,036	1.6	74,067	1.5	(3,031)	0.6
Insurance	453,372	10.2	499,875	10.1	(46,503)	9.7
Energy	4,959	0.1	4,969	0.1	(10)	0.0
Communications	99,742	2.2	113,670	2.3	(13,928)	2.9
Basic industrial	195,253	4.4	206,669	4.2	(11,416)	2.4
Consumer noncyclical	14,871	0.3	15,169	0.3	(298)	0.1
Consumer cyclical	92,705	2.1	102,454	2.1	(9,749)	2.0
Finance companies	99,299	2.2	107,052	2.2	(7,753)	1.6
Capital goods	71,511	1.6	81,194	1.6	(9,683)	2.0
Transportation	85,583	1.9	87,936	1.8	(2,353)	0.5
Other industrial	13,519	0.3	18,391	0.4	(4,872)	1.0
Brokerage	97,854	2.2	104,685	2.1	(6,831)	1.4
Technology	45,542	1.0	49,603	1.0	(4,061)	0.8
Real estate	1,376	0.0	1,419	0.0	(43)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	155,685	3.5	163,645	3.3	(7,960)	1.7
Other asset-backed securities	590,980	13.3	663,791	13.4	(72,811)	15.4
Residential mortgage-backed non-agency securities	870,031	19.5	980,512	19.9	(110,481)	23.2
Residential mortgage-backed agency securities	21,927	0.5	21,950	0.4	(23)	0.0
U.S. government-related securities	94,559	2.1	94,698	1.9	(139)	0.0
Other government-related securities	19,633	0.5	20,433	0.5	(800)	0.2
States, municipals, and political divisions	—	0.0	—	0.0	—	0.0
Total	$4,459,389	100.0%	$4,937,567	100.0%	$(478,178)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2011	December 31, 2010

Banking	29.2%	14.1%
Other finance	0.3	0.4
Electric	5.0	7.5
Natural gas	0.6	3.2
Insurance	9.7	7.0
Energy	0.0	0.4
Communications	2.9	1.6
Basic industrial	2.4	1.3
Consumer noncyclical	0.1	1.1
Consumer cyclical	2.0	2.1
Finance companies	1.6	1.8
Capital goods	2.0	1.8
Transportation	0.5	0.7
Other industrial	1.0	1.0
Brokerage	1.4	2.3
Technology	0.8	1.2
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	1.7	0.2
Other asset-backed securities	15.4	7.8
Residential mortgage-backed non-agency securities	23.2	37.2
Residential mortgage-backed agency securities	0.0	0.5
U.S. government-related securities	0.0	0.8
Other government-related securities	0.2	0.0
States, municipals, and political divisions	0.0	6.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2011, varies, with 24.1% maturing in less than 5 years, 20.9% maturing between 5 and 10 years, and 55.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2011:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,638,487	36.7%	$1,751,222	35.5%	$(112,735)	23.6%
BBB	1,227,964	27.5	1,340,121	27.1	(112,157)	23.5
Investment grade	2,866,451	64.2	3,091,343	62.6	(224,892)	47.1
BB	555,410	12.5	606,366	12.3	(50,956)	10.7
B	325,191	7.3	371,220	7.5	(46,029)	9.6
CCC or lower	712,337	16.0	868,638	17.6	(156,301)	32.6
Below investment grade	1,592,938	35.8	1,846,224	37.4	(253,286)	52.9
Total	$4,459,389	100.0%	$4,937,567	100.0%	$(478,178)	100.0%

As of September 30, 2011, we held 206 positions of below investment grade securities with a fair value of $1.6 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $253.3 million, of which $182.9 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 4.6% of invested assets.

As of September 30, 2011, securities in an unrealized loss position that were rated as below investment grade represented 35.8% of the total market value and 52.9% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. Total unrealized losses for all securities in an unrealized loss position for more than twelve months were $294.7 million. A widening of credit spreads is estimated to account for unrealized losses of $554.1 million, with changes in treasury rates offsetting this loss by an estimated $259.4 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of September 30, 2011, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.5 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category, as of September 30, 2011:

Weighted-Average
Non-agency portolio	Life

Prime	2.06
Alt-A	3.75
Sub-prime	2.54

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2011:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$447,888	28.1%	$476,054	25.8%	$(28,166)	11.1%
>90 days but <= 180 days	128,433	8.1	150,232	8.1	(21,799)	8.6
>180 days but <= 270 days	81,733	5.1	91,800	5.0	(10,067)	4.0
>270 days but <= 1 year	64,161	4.0	74,565	4.0	(10,404)	4.1
>1 year but <= 2 years	42,573	2.7	66,508	3.6	(23,935)	9.4
>2 years but <= 3 years	29,687	1.9	34,942	1.9	(5,255)	2.1
>3 years but <= 4 years	589,269	37.0	689,829	37.4	(100,560)	39.7
>4 years but <= 5 years	107,321	6.7	142,096	7.7	(34,775)	13.7
>5 years	101,873	6.4	120,198	6.5	(18,325)	7.3
Total	$1,592,938	100.0%	$1,846,224	100.0%	$(253,286)	100.0%

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. As of September 30, 2011, we had $157.1 million outstanding related to such borrowings. For the nine months ended September 30, 2011, we had a maximum balance outstanding of $348.2 million related to these programs. The average daily balance was $129.0 million for the nine months ended September 30, 2011.

We have a repurchase program, as noted in the above paragraph, in which we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2011, the fair value of securities pledged under the repurchase program was $170.2 million and the repurchase obligation of $157.1 million was included in other liabilities in the consolidated condensed balance sheets. As of December 31, 2010, we did not have a balance for our repurchase program.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. We did not have an outstanding balance under the Credit Facility as of September 30, 2011. PLC had an outstanding balance of $145.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of September 30, 2011. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2011.

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

We held $64.6 million of FHLB common stock as of September 30, 2011, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2011, we had $1.1 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2011, we reported approximately $648.8 million (fair value) of auction rate securities (“ARS”) in non-Modco portfolios. All of these ARS were rated AAA. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of September 30, 2011, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $58.6 million and $16.7 million was recorded as of September 30, 2011 and December 31, 2010, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of September 30, 2011, to fund mortgage loans in the amount of $141.1 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of September 30, 2011, we held cash and short-term investments of $337.4 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Nine Months Ended
	September 30,
	2011	2010
	(Dollars In Thousands)

Net cash provided by operating activities	$524,781	$532,972
Net cash used in investing activities	(776,177)	(597,076)
Net cash provided by financing activities	271,462	8,431
Total	$20,066	$(55,673)

For The Nine Months Ended September 30, 2011 as compared to The Nine Months Ended September 30, 2010

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

Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. In addition, during the nine months ended September 30, 2011, PLICO completed the reinsurance transaction with Liberty Life and made a payment for UILIC.

Net cash (used in) provided by financing activities - Changes in cash from financing activities included a $157.1 million increase in our reverse repurchase borrowings as compared to 2010, and $221.6 million more inflows of investment product and universal life net activity, compared to the prior year. We repurchased $112.2 million of non-recourse funding obligations during 2011, as compared to $182.5 million during 2010. Cash paid to our parent company in 2011 equaled $165.0 million, as compared to no payment activity in 2010.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

We have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. PLC had an outstanding balance of $145.0 million as of September 30, 2011, under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2011. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of September 30, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of September 30, 2011, securities related to $414.8 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $33.8 million of the non-recourse funding obligations was held by nonconsolidated affiliates, and $126.4 million was held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, has an outstanding Letter of Credit (“LOC”) issued under a Reimbursement Agreement with UBS AG, Stamford Branch (“UBS”), with a total outstanding balance of $560.0 million as of September 30, 2011. The LOC was issued to a trust for the benefit of our wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be eight years, subject to certain conditions including capital contributions made to Golden Gate III by us or one of our affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement effective April 1, 2010.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, has an outstanding twelve-year LOC issued under a Reimbursement Agreement with UBS, with a total outstanding balance of $415.0 million as of September 30, 2011. The term of the LOC is 12 years. The LOC was issued to a trust for the benefit of WCL. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The LOC was issued to support certain obligations of Golden Gate IV to WCL for a portion of reserves related to level premium term life insurance policies reinsured by Golden Gate IV from WCL under an indemnity reinsurance agreement effective October 1, 2010.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2011, we ceded premiums to third party reinsurers amounting to $319.7 million and $1.0 billion, respectively. In addition, we had receivables from reinsurers amounting to $5.5 billion as of September 30, 2011. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of September 30, 2011:

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

As of September 30, 2011, we had policy liabilities and accruals of approximately $21.9 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.63%.

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

As of September 30, 2011, we carried a $9.8 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$3,086,729	$68,114	$136,228	$136,228	$2,746,159
Stable value products(2)	2,975,316	1,031,524	905,629	896,106	142,057
Operating leases(3)	35,439	9,715	15,205	8,930	1,589
Home office lease(4)	76,550	682	75,868	—	—
Mortgage loan and investment commitments	151,420	151,420	—	—	—
Reverse repurchase borrowings	157,103	157,103	—	—	—
Policyholder obligations(5)	25,323,605	2,434,879	2,988,805	2,744,123	17,155,798
Total	$31,806,162	$3,853,437	$4,121,735	$3,785,387	$20,045,603

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2011, $884.8 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of September 30, 2011, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $14.8 million and $450.0 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of September 30, 2011, the Level 3 fair value of these liabilities was $139.1 million.

For securities that are priced via non-binding independent broker quotations, we assess whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. We use a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if we determine there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly.

Of our $899.6 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $634.5 million were ABS. Of this amount, $598.8 million were student loan related ABS, $26.3 million were non-student loan related ABS, and $9.4 million were commercial mortgage-backed securitizations. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$276
2003	90
2004	119
2005	10
2006	28
2007	103
2011	9
Total	$635

The ABS was rated as follows: $605.7 million were AAA rated, $15.7 million were AA rated, and $13.1 million were A rated. We do not expect any downgrade in the ratings of the securities related to student loans since the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

We use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                 Foreign Currency Futures

•                 Variance Swaps

•                 Interest Rate Futures

•                 Equity Options

•                 Equity Futures

•                 Credit Derivatives

During the third quarter 2011, we wrote credit default protection on the Markit CDX North America Investment Grade Index, Series 17, to mitigate the risk related to certain guaranteed minimum benefits within our variable annuity products. These credit derivatives create credit exposure similar to an investment in publicly issued fixed maturity cash investments. The maximum potential amount of future payments (undiscounted) that we could be required to make under the credit derivatives is $1.0 billion, assuming the recovery value on each investment grade entity is zero. As of September 30, 2011, the fair value of the credit derivatives was a liability of $50.6 million. As of September 30, 2011, we had collateral of $27 million posted with the counterparties for credit derivatives. The collateral is counterparty specific and is not tied to any one contract. If the credit derivatives needed to be settled immediately, we would need to post no additional payments.

The following table sets forth the September 30, 2011 notional amount and fair value of our credit default swaps and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis point change in investment grade credit spreads from levels prevailing as of September 30, 2011:

			Fair Value Resulting From an
			Immediate +/- 100 bps Change
	Notional	Fair Value as of	in Credit Spreads
	Amount	September 30,	100 bps (+)	100 bps (-)
	(Dollars In Millions)
Credit default swaps	$1,000.0	$(50.6)	$(125.0)	$34.7

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

In the ordinary course of our commercial mortgage lending operations, we will commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2011, we had outstanding mortgage loan commitments of $141.1 million at an average rate of 5.85%.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards. Included below, is accounting pronouncement ASU No. 2010-26 that we will adopt as of January 1, 2012 and the estimated effect on our statements.

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. Our expected retrospective adoption of this Update will result in a reduction in our deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption. We are evaluating the full effects of implementing this Update, but we currently estimate that its retrospective adoption will result in a cumulative effect adjustment to the opening balance of shareowners’ equity of between 8% and 10% as of January 1, 2012, including a reduction of between approximately 20% and 22% of its existing deferred acquisition cost asset balance as of January 1, 2012. We currently estimate that if the change were in effect at September 30, 2011, the adoption of this Update would have resulted in a year-to-date decrease to net income in 2011 of between 8% and 10%.

RECENT DEVELOPMENTS

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

On April 15, 2011, Scottish Re Group Limited (“Scottish Re”) announced that it had entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which an affiliate of certain investors will be merged into Scottish Re and Scottish Re will continue as the surviving entity. During June 2011, the ordinary shareholders of Scottish Re approved the Merger Agreement as proposed. Scottish Re is a significant reinsurer of certain blocks of our business. For additional information on our reinsurance exposure to Scottish Re, refer to our Form 10-K for the period ended December 31, 2010.

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

As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-Q, the Company acquired UILIC and a block of insurance policies from Liberty Life effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative systems and processes of these businesses were effective. As of September 30, 2011, however, the Company has not completed its own evaluation of the design and operation of disclosure controls and procedures relating to the administrative systems and processes, including those currently being provided by third parties, for these acquired businesses.

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company’s performance is highly dependent on its ability to manage risks that arise from a large number of its day-to-day business activities, including underwriting, claims processing, policy administration and servicing, execution of its investment and hedging strategy, financial and tax reporting and other activities, many of which are very complex. The Company also may rely on third parties for such activities. The Company seeks to monitor and control its exposure to risks arising out of or related to these activities through a variety of internal controls, management review processes, and other mechanisms. However, the occurrence of unforeseen or un-contemplated risks, or the occurrence of risks of a greater magnitude than expected, including those arising from a failure in processes, procedures or systems implemented by the Company or a failure on the part of employees or third parties upon which the Company relies in this regard, may have a material adverse effect on the Company’s financial condition or results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

The Company and its subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

A number of U.S. jurisdictions are auditing the Company and certain of its subsidiaries for compliance with unclaimed property laws. The New York Insurance Department has issued a letter requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. Life insurance industry associations and regulatory associations are also considering these matters, and the Company cannot predict how these matters will develop. It is possible, however, that the audits and related activity could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. On the basis of information it has developed to date, the Company currently does not expect any such additional payments or costs to be material. Depending on regulatory developments and/or further development of information by Company, however, such additional payments or costs could have a material adverse effect on the Company’s financial condition or results of operations.

Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. From time to time, companies may be asked to contribute amounts beyond prescribed limits. The Company cannot predict the amount or timing of any future assessments.

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

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Although some NAIC pronouncements may take effect automatically without affirmative action by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere.  Therefore, it is possible that actions could be taken by the NAIC that are effective immediately without the procedural safeguards that would be present if governmental action was required. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products. A task force of the NAIC recently adopted a Statement relating to the valuation of reserves for universal life insurance products with secondary guarantees, which is an early phase of the NAIC’s deliberative process on the issue. In addition, the NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to life insurance reserves.

At the federal level, bills are routinely introduced in both chambers of the United States Congress (“Congress”) which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”) into law. The Healthcare Act makes significant changes to the regulation of health insurance, imposing various conditions and requirements on the Company. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be health insurance. The Healthcare Act may also affect the benefit plans the Company sponsors for employees or retirees and their dependents, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a recently enacted statute in Alabama where approximately 50% of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

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

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse effects of domestic and/or international credit and/or equity market and/or interest rate levels or volatility on its variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit and/or equity market and/or interest rate levels or volatility, contract holder behavior that differs from the Company’s expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

The Company may also use derivative financial instruments within its risk management strategy to mitigate risks arising from its exposure to individual issuers or sectors of issuers and to mitigate the adverse effects of distressed domestic and/or international credit and/or equity markets and/or interest rate levels or volatility on its overall financial condition or results of operations.

The use of derivative financial instruments by the Company may have an adverse impact on the statutory capital and risk based capital ratios of the Company’s insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company’s strategies may not be effective.

The Company may also choose not to hedge, in whole or in part, these or other risks that it has identified, due to, for example, the availability and/or cost of a suitable derivative financial instrument or, in reaction to extreme credit, equity market and/or interest rate levels or volatility, a decision to not purchase a derivative financial instrument that fully hedges certain risks. Additionally, the Company’s estimates and assumptions made in connection with its use of any derivative financial instrument may fail to reflect or correspond to its actual long-term exposure in respect to identified risks. Derivative financial instruments held or purchased by the Company may also otherwise be insufficient to hedge the risks in relation to the Company’s obligations. In addition, the Company may fail to identify risks, or the magnitude thereof, to which it is exposed. The Company is also exposed to the risk that its use of derivative financial instruments within its risk management strategy may not be properly designed and/or may not be properly implemented as designed. The above factors, either alone or in combination, may have a material adverse effect on the Company’s financial condition and results of operations.

Financial services companies are frequently the targets of litigation, including class action litigation, which could result in substantial judgments.

A number of civil jury verdicts have been returned against insurers, broker-dealers, and other providers of financial services involving, among other things, sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. In some instances, substantial judgments may be the result of a party’s perceived ability to satisfy such judgments as opposed to the facts and circumstances regarding the claims made in such proceedings.

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

The Company, like other financial services companies in the ordinary course of business, is involved in litigation and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company’s results for any particular reporting period.

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

Item 6.    Exhibits

Exhibit 3(a)	-	2011 Amended and Restated Charter of Protective Life Insurance Company as adopted July 26, 2011.

Exhibit 3(b)	-	2011 Amended and Restated By-Laws of Protective Life Insurance Company as adopted June 27, 2011.

Exhibit 12	-	Consolidated Earnings Ratios.

Exhibit 31(a)	-	Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 31(b)	-	Certification Pursuant to §302 of the Sarbanes Oxley Act of 2002.

Exhibit 32(a)	-	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 32(b)	-	Certification Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit 101	-

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Balance Sheets, (iii) the Consolidated Condensed Statements of Shareowners’ Equity, (iv) the Consolidated Condensed Statement of Cash Flows, and (v) the Notes to Consolidated Condensed Financial Statements tagged as blocks of text.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 14, 2011	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer