Form 10-K
period 2011-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2012-03-29
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                       Yes ☐       No ☒

Aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant as of June 30, 2011:  None

Number of shares of Common Stock, $1.00 Par Value, outstanding as of March 23, 2012:  5,000,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT WHERE NOTED HEREIN.

PROTECTIVE LIFE INSURANCE COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.    Business

Protective Life Insurance Company (the “Company”), a stock life insurance company, was founded in 1907. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”), an insurance holding company whose common stock is traded on the New York Stock Exchange (symbol: PL). The Company provides financial services primarily in the United States through the production, distribution, and administration of insurance and investment products. Unless the context otherwise requires, the “Company,” “we,” “us,” or “our” refers to the consolidated group of Protective Life Insurance Company and its subsidiaries.

The Company operates several operating segments, each having a strategic focus. An operating segment is distinguished by products, channels of distribution, and/or other strategic distinctions. The Company’s operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, and Asset Protection. The Company has an additional segment referred to as Corporate and Other which consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above, and a trading portfolio that was previously part of a variable interest entity. This segment also includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations. The Company periodically evaluates operating segments, as prescribed in the Accounting Standard Codification (“ASC” or “Codification”) Segment Reporting Topic, and makes adjustments to its segment reporting as needed.

Additional information concerning the Company’s operating segments may be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21, Operating Segments to consolidated financial statements included herein.

In the following paragraphs, the Company reports sales and other statistical information. These statistics are used to measure the relative progress of its marketing and acquisition efforts, but may or may not have an immediate impact on reported segment operating income. Sales data for traditional life insurance is based on annualized premiums, while universal life sales are based on annualized planned premiums, or “target” premiums if lesser, plus 6% of amounts received in excess of target premiums and 10% of single premiums. “Target” premiums for universal life are those premiums upon which full first year commissions are paid. Sales of annuities are measured based on the amount of deposits received less surrenders occurring within twelve months of the deposit. Stable value contract sales are measured at the time that the funding commitment is made based on the amount of deposit to be received. Sales within the Asset Protection segment are based on the amount of single premiums and fees received.

These statistics are derived from various sales tracking and administrative systems and are not derived from the Company’s financial reporting systems or financial statements. These statistics attempt to measure only some of the many factors that may affect future profitability, and therefore, are not intended to be predictive of future profitability.

Life Marketing

The Life Marketing segment markets universal life (“UL”), variable universal life, bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis, primarily through a variety of distribution channels. The largest distribution system is comprised of brokerage general agencies who recruit a network of independent life agents. The segment also distributes insurance products through a network of experienced independent personal producing general agents who are recruited by regional sales managers and through stockbrokers and banks. The Company markets its BOLI products through independent marketing organizations that specialize in the BOLI market.

The following table presents the Life Marketing segment’s sales measured by new premium:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2007	$229
2008	158
2009	163
2010	171
2011	133

Acquisitions

The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. The Company expects acquisition opportunities to continue to be available; however, the Company believes it may face increased competition and evolving capital requirements that may affect the environment and the form of future acquisitions.

Most acquisitions closed by the Acquisitions segment have not included the acquisition of an active sales force, thus policies acquired through the segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage, unless new acquisitions are made. The segment’s revenues and earnings may fluctuate from year to year depending upon the level of acquisition activity. In transactions where some marketing activity was included, the Company may cease future marketing efforts, redirect those efforts to another segment of the Company, or elect to continue marketing new policies as a component of other segments.

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

The Company accounted for this transaction under the purchase method of accounting as required by the Financial Accounting Standards Board (“FASB”) guidance under the ASC Business Combinations topic. This guidance requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The aggregate purchase price for United Investors was $363.3 million.

On April 29, 2011, in conjunction with Athene Holding Ltd’s acquisition of Liberty Life Insurance Company (“Liberty Life”) from an affiliate of Royal Bank of Canada, the Company reinsured a life and health insurance block from Liberty Life. The capital invested by the Company in the transaction at closing was $321 million, including a

$225 million ceding commission. In conjunction with closing, the Company invested $40 million in a surplus note issued by Athene Life Re.

On occasion, the Company’s other operating segments have acquired companies and/or blocks of policies. The results of these acquisitions are included in the respective segment’s financials.

Annuities

The Annuities segment markets fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

The Company’s fixed annuities include modified guaranteed annuities which guarantee an interest rate for a fixed period. Contract values for these annuities are “market-value adjusted” upon surrender prior to maturity. In certain interest rate environments, these products afford the Company with a measure of protection from the effects of changes in interest rates. The Company’s fixed annuities also include single premium deferred annuities, single premium immediate annuities, and equity indexed annuities. Equity indexed annuities are not actively being marketed. The Company’s variable annuities offer the policyholder the opportunity to invest in various investment accounts and offer optional features that guarantee the death and withdrawal benefits of the underlying annuity.

The demand for annuity products is related to the general level of interest rates, performance of the equity markets, and perceived risk of insurance companies. The following table presents fixed and variable annuity sales:

For The
Year Ended	Fixed	Variable	Total
December 31,	Annuities	Annuities	Annuities
	(Dollars In Millions)
2007	$1,194	$472	$1,666
2008	2,160	452	2,612
2009	1,225	796	2,021
2010	930	1,715	2,645
2011	1,032	2,349	3,381

Stable Value Products

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. The demand for GICs is related to the relative attractiveness of the “fixed rate” investment option in a 401(k) plan compared to the equity-based investment options available to plan participants. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts, as opposed to solely meeting the needs of the buyer.  The Company’s emphasis is on a consistent and disciplined approach to product pricing and asset/liability management, careful underwriting of early withdrawal risks, and maintaining low distribution and administration costs.  Most GIC contracts and funding agreements written by the Company have maturities of one to ten years.

The following table presents Stable Value Products sales:

For The
Year Ended		Funding
December 31,	GICs	Agreements	Total
	(Dollars In Millions)
2007	$133	$794	$927
2008	166	1,803	1,969
2009	—	—	—
2010	133	625	758
2011	499	300	799

Asset Protection

The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles (“RV”). In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss. The segment’s products are primarily marketed through a national network of approximately 4,000 automobile and RV dealers. A network of direct employee sales representatives and general agents distributes these products to the dealer market.

The following table presents the insurance and related product sales measured by new revenue:

For The
Year Ended
December 31,	Sales
(Dollars In Millions)
2007	$524
2008	393
2009	294
2010	326
2011	395

In 2011, approximately 95.8% of the segment’s sales were through the automobile and RV dealer distribution channel and approximately 72.5% of the segment’s sales were extended service contracts. A portion of the sales and resulting premiums are reinsured with producer-affiliated reinsurers.

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

As of December 31, 2011, the Company’s investment portfolio was approximately $34.9 billion. The types of assets in which the Company may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, the Company invests in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure. For further information regarding the Company’s investments, the maturity of and the concentration of risk among the Company’s invested assets, derivative financial instruments, and liquidity, see Note 2, Summary of Significant Accounting Policies, Note 4, Investment Operations, Note 20, Derivative Financial Instruments to consolidated financial statements, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents the reported values of the Company’s invested assets:

	As of December 31,
	2011		2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011 - $21,172,568; 2010 - $19,732,704)	$22,829,335	65.5%	$20,314,417	64.9%
Privately issued bonds (amortized cost: 2011 - $4,936,563; 2010 - $4,234,952)	5,128,230	14.7	4,329,770	13.8
Fixed maturities	27,957,565	80.2	24,644,187	78.7
Equity securities (cost: 2011 - $303,578; 2010 - $307,971)	292,413	0.8	317,255	1.0
Mortgage loans	5,351,902	15.4	4,883,400	15.6
Investment real estate	10,991	0.0	7,196	0.0
Policy loans	879,819	2.5	793,448	2.5
Other long-term investments	264,031	0.8	283,002	0.9
Short-term investments	101,470	0.3	349,245	1.3
Total investments	$34,858,191	100.0%	$31,277,733	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $85.8 million and $114.3 million of short-term investments classified as trading securities as of December 31, 2011 and 2010, respectively. The trading portfolio includes invested assets of $2.9 billion as of December 31, 2011 and 2010, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

As of December 31, 2011, the Company’s fixed maturity investment holdings were approximately $28.0 billion. The approximate percentage distribution of the Company’s fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2011	2010
AAA	16.5%	17.2%
AA	8.0	6.3
A	27.6	21.3
BBB	41.0	44.4
Below investment grade	6.9	10.8
	100.0%	100.0%

The Company uses various Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, the Company uses the second-highest convention in assigning the rating. When there are no such published ratings, the Company assigns a rating based on the statutory accounting rating system.

During the years ended December 31, 2011 and 2010, the Company did not actively purchase securities below the BBB level.

The Company does not have material exposure to financial guarantee insurance companies with respect to its investment portfolio. As of December 31, 2011, based upon amortized cost, $53.9 million of the Company’s securities were guaranteed either directly or indirectly by third parties out of a total of $26.1 billion fixed maturity securities held by the Company (0.2% of total fixed maturity securities).

Changes in fair value for the Company’s available-for-sale portfolio, net of related deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”), are charged or credited directly to shareowner’s equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of the Company’s fixed maturity investments by type is as follows:

	As of December 31,
Type	2011	2010
	(Dollars In Millions)
Corporate bonds	$20,128.7	$17,411.7
Residential mortgage-backed securities	2,651.0	2,905.7
Commercial mortgage-backed securities	740.8	311.6
Other asset-backed securities	971.0	991.7
U.S. government-related bonds	1,771.5	1,557.3
Other government-related bonds	137.9	327.8
States, municipals, and political subdivisions	1,556.7	1,138.4
Total fixed income portfolio	$27,957.6	$24,644.2

Within the Company’s fixed maturity investments, it maintains portfolios classified as “available-for-sale” and “trading”. The Company purchases its investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, the Company may sell any of its investments to maintain proper matching of assets and liabilities. Accordingly, the Company classified $25.0 billion, or 89.4%, of its fixed maturities as “available-for-sale” as of December 31, 2011. These securities are carried at fair value on the Company’s consolidated balance sheets.

A portion of the Company’s bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of December 31, 2011, were approximately $4.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

The Company obtains ratings of its fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, the Company uses ratings from the National Association of Insurance Commissioners (“NAIC”), or the Company rates the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2011, over 99.0% of the Company’s fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

As of December 31, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.9 billion. In addition, included in its trading portfolio, the Company held $232.7 million of securities which were rated below investment grade. As of December 31, 2011, approximately $357.2 million of the below investment grade securities were not publicly traded.

The following table presents the investment results from continuing operations of the Company:

	Cash, Accrued		Percentage	Realized Investment
	Investment		Earned on	Gains (Losses)
For The	Income, and	Net	Average of	Derivative
Year Ended	Investments as of	Investment	Cash and	Financial	All Other
December 31,	December 31,	Income	Investments	Instruments	Investments
(Dollars In Thousands)
2007	$28,895,067	$1,613,803	5.8	$(274)	$4,804
2008	26,879,222	1,618,214	5.6	116,592	(592,246)
2009	29,402,055	1,603,063	5.7	(176,880)	123,818
2010	31,837,082	1,624,845	5.2	(144,438)	117,056
2011	35,375,823	1,753,444	5.1	(155,005)	200,432

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2011, the Company’s mortgage loan holdings were approximately $5.4 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in its view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which the Company has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

The following table presents a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2011:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	65.7%
Office Buildings	13.4
Apartments	11.3
Warehouses	7.6
Other	2.0
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 2.5% of mortgage loans. Approximately 74.5% of the mortgage loans are on properties located in the following states:

Percentage of
Mortgage Loans
State	on Real Estate
Texas	11.9%
Georgia	9.2
Tennessee	7.4
Florida	7.0
Alabama	6.8
South Carolina	6.0
North Carolina	5.4
Ohio	5.0
Utah	4.5
California	3.2
Indiana	2.8
Michigan	2.7
Pennsylvania	2.6
74.5%

During the year ended December 31, 2011, the Company funded approximately $888.5 million of new loans, which included $439.0 million of loans acquired from the Liberty Life coinsurance transaction, with an average loan size of $2.3 million. The average size mortgage loan in the portfolio as of December 31, 2011 was $2.6 million and the weighted-average interest rate was 6.24%. The largest single mortgage loan was $38.7 million.

Retail loans are predominantly on strip shopping centers anchored by one or more regional or national retail stores. The anchor tenants enter into long-term leases with the Company’s borrowers. These centers provide the basic necessities of life, such as food, pharmaceuticals, clothing, and other services. The following were the five largest anchor tenants (measured by the Company’s level of exposure) as of December 31, 2011:

Percentage of
Mortgage Loans
Type	on Real Estate
Food Lion, Inc.	2.0%
Walgreen Corporation	1.7
Wal-Mart Stores, Inc.	1.3
Rite Aid Corporation	1.2
Tractor Supply Company	1.1
7.3%

At the time of origination, the Company’s mortgage lending criteria target that the loan-to-value ratio on each mortgage is 75% or less. The Company targets projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service. The Company also offers a commercial loan product under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2011 and 2010, approximately $876.8 million and $884.7 million, respectively, of the Company’s mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options or increase the interest rates on its existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $196.6 million would become due in 2012, $1.4 billion in 2013 through 2017, $772.9 million in 2018 through 2022, and $272.4 million thereafter.

As of December 31, 2011, less than 0.08%, or $28.4 million, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of December 31, 2011, $9.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the year ended December 31, 2011.

As of December 31, 2011, $18.4 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the year ended December 31, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the year ended December 31, 2011.

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

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of the Company and our significant member companies from the major independent rating organizations as of December 31, 2011:

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

Life Insurance In-Force

The following table presents life insurance sales by face amount and life insurance in-force:

	For The Year Ended December 31,
	2011	2010		2009	2008	2007
	(Dollars In Thousands)
New Business Written
Life Marketing	$19,357,654	$30,626,739		$50,621,394	$57,534,379	$89,463,255
Asset Protection	1,093,770	1,191,268		1,376,012	2,077,540	2,786,447
Total	$20,451,424	$31,818,007		$51,997,406	$59,611,919	$92,249,702
Business Acquired Acquisitions	$16,233,361	$13,185,627		$—	$—	$—
Insurance In-Force at End of Year (1)
Life Marketing	$541,899,176	$552,590,776		$553,799,195	$544,248,010	$517,797,133
Acquisitions	217,216,920	217,101,363	(2)	218,271,519	227,708,203	243,050,966
Asset Protection	2,367,047	2,625,886		3,019,142	3,651,779	4,333,952
Total	$761,483,143	$772,318,025		$775,089,856	$775,607,992	$765,182,051

(1)       Reinsurance assumed has been included, reinsurance ceded (2011 - $469,530,487; 2010 - $495,056,077; 2009 - $515,136,471; 2008 - $540,561,213; 2007 - $531,984,866) has not been deducted.

(2)       Includes Business Acquired through Acquisitions of $13,185,627.

The ratio of voluntary terminations of individual life insurance to mean individual life insurance in-force, which is determined by dividing the amount of insurance terminated due to lapses during the year by the mean of the insurance in-force at the beginning and end of the year, adjusted for the timing of major acquisitions is as follows:

Ratio of
As of	Voluntary
December 31,	Termination
2007	4.5%
2008	4.7
2009	4.9
2010	4.8
2011	5.0

Investment Products In-Force

The amount of investment products in-force is measured by account balances. The following table includes the stable value product segment, acquisitions segment, and annuity segment account balances. A majority of the variable annuity account balances are reported in the Company’s financial statements as liabilities related to separate accounts.

	Stable	Modified
As of	Value	Guaranteed	Fixed	Variable
December 31,	Products	Annuities	Annuities	Annuities
	(Dollars In Thousands)
2007	$5,046,463	$2,745,123	$4,419,157	$4,884,818
2008	4,960,405	3,497,482	4,083,720	4,221,757
2009	3,581,150	3,630,614	4,485,375	5,117,789
2010	3,076,233	3,517,922	5,199,663	7,360,687
2011	2,769,510	3,195,338	6,801,537	7,978,195

Below are the fixed annuity account balances by segment:

As of
December 31,	Annuities	Acquisitions	Corporate & Other	Total
	(Dollars In Thousands)
2010	$4,692,900	$2,347,329	$60,255	$7,100,484	*
2011	5,466,727	2,177,334	60,425	7,704,486	*

*Note that this amount does not agree to the total in the Fixed Annuities column in the table above as a result of immaterial amounts included within other segments.

Below are the variable annuity account balances by segment:

As of
December 31,	Annuities	Acquisitions	Total
	(Dollars In Thousands)
2010	$4,429,084	$1,961,763	$6,390,847
2011	6,141,709	1,836,486	7,978,195

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

The Company utilizes an advanced underwriting system, TeleLife®, for certain segments of its life business. TeleLife® streamlines the application process through a telephonic interview of the applicant, schedules medical exams, accelerates the underwriting process and the ultimate issuance of a policy mostly through electronic means, and reduces the number of attending physician statements.

The Company’s maximum retention limit is $2,000,000 on certain of its traditional life and universal life products.

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

For approximately 10 years prior to mid-2005, the Company entered into reinsurance contracts in which the Company ceded a significant percentage, approximately 90%, of its newly written life insurance business on a first dollar quota share basis. The Company’s traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term (“YRT”) contracts. In mid-2005, the Company substantially discontinued coinsuring its newly written traditional life insurance and moved to YRT reinsurance as discussed below. The Company continues to reinsure 90% of the mortality risk above its maximum retention limit for the respective product, but not the account values, on the majority of its newly written universal life insurance.

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

As of December 31, 2011, the Company had insurance in-force of $761.5 billion, of which approximately $469.5 billion was ceded to reinsurers. See Note 8, Reinsurance to consolidated financial statements for additional information related to the Company’s use of reinsurance.

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

Federal Income Tax

Existing federal laws and regulations affect the taxation of the Company’s products. Income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. If the Internal Revenue Code of 1986 is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, the relative attractiveness of the Company’s products may be reduced or eliminated.

Life insurance products are often used to fund estate tax obligations. The United States Congress (“Congress”) enacted legislation in 2001 that reduced the estate tax in years 2001 through 2009 and then completely eliminated the tax in 2010. This legislation sunsetted at the end of 2010. The estate tax has been reinstated through 2012, subject to a modified personal exemption amount, modified maximum rate and a step-up in basis rules for property acquired from a decedent’ estate. In the absence of further action by Congress, the estate tax will revert back to pre-2001 levels in 2013 and thereafter. It is unclear what Congress will do with respect to the estate tax after 2012. If the estate tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

Additionally, the Company is subject to corporate income tax, but currently benefits from certain tax benefits, including but not limited to, dividends received deductions and insurance reserve deductions. Due to a number of factors, including the recent financial crisis and ongoing proposals from the U.S. Department of the Treasury, tax legislation could be enacted that would cause the Company to incur additional income tax expense.

The Company and its insurance subsidiaries are taxed by the federal government in a manner similar to other companies in its industry. However, certain restrictions apply regarding the consolidation of recently-acquired life insurance companies into the Company’s consolidated U.S. income tax return. Additionally, restrictions on the amount of life insurance income that can be offset by non-life-insurance losses have the potential of increasing the Company’s income tax expense.

There is general uncertainty regarding the taxes to which the Company and its products will be subject in the future. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted.

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

As technology evolves, comparison of a particular product of any company for a particular customer with competing products for that customer is more readily available, which could lead to increased competition as well as agent or customer behavior, including persistency, which differs from past behavior.

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

Regulation

The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the NAIC. Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator.

At any given time, a number of financial, market conduct or other examinations of the Company may be ongoing. From time to time, regulators raise issues during examinations or audits of the Company that could, if determined adversely, have a material impact on the Company. The Company and its insurance subsidiaries are required to file detailed annual reports with the supervisory agencies in each of the jurisdictions in which they do business, and their business and accounts are subject to examination by such agencies at any time. Under the rules of the NAIC, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business. To date, no such insurance department examinations have produced any significant adverse findings regarding the Company or its insurance subsidiaries.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and at the expense of the insurer. The NAIC may also be influenced by the initiatives or regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. Changes in laws and regulations, or in interpretations thereof, as well as initiatives or regulatory structures or schemes of international regulatory bodies, applicable to the Company could have a significant impact on the Company.

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

At the federal level, bills are routinely introduced in Congress which could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, pre-empting state law in certain respects to the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and solvency regulation, and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, the impact of such legislation on the Company.

The Company is also subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act may also affect the benefit plans in which the Company’s employees or retirees and their dependents participate, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Healthcare Act, or any regulatory pronouncement made thereunder, could have a significant impact on the Company.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to, the following: the establishment of consolidated federal regulation and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions that restrict the amount of credit that may be extended to a single person or entity.

Dodd-Frank also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the SEC or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a new framework of regulation of over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The Company uses derivatives to mitigate a wide range of risks in connection with its business, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could have a significant impact on the Company.

Numerous provisions of Dodd-Frank require the adoption of implementing rules and/or regulations. The process of adopting such implementing rules and/or regulations has been delayed beyond the timeframes imposed by Dodd-Frank. Until the various final regulations are promulgated pursuant to Dodd-Frank, the full impact of the regulations on the Company will remain unclear. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with Dodd-Frank may have a significant impact on the Company.

The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor is currently in the process of re-proposing a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor’s re-proposed rule may have on its operations.

Certain equity and debt securities, policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities.

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

Additional issues related to regulation of the Company are discussed in Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included herein.

Employees

As of December 31, 2011, the Company had approximately 2,058 employees, of which 2,047 were full-time and 11 were part-time employees. Included in the total were approximately 1,047 employees in Birmingham, Alabama, of which 1,045 were full-time and 2 were part-time employees. The Company believes its relations with its employees are satisfactory. Most employees are covered by contributory major medical, dental, vision, group life, and long-term disability insurance plans. The cost of these benefits to PLC in 2011 was approximately $11.9 million. In addition, substantially all of the employees are covered by a defined benefit pension plan and 401(k) Plan. The Company matches employee contributions to its 401(k) Plan. See Note 13, Stock-Based Compensation and Note 14, Employee Benefit Plans to consolidated financial statements for additional information.

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

The Company makes available free of charge through its website, www.protective.com, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials is electronically filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

The Company will also have available copies of PLC’s Proxy Statement and the 2011 Annual Report to Shareowners which will be furnished to anyone who requests such documents from PLC. Requests for copies should be directed to: Shareowner Relations, Protective Life Corporation, P. O. Box 2606, Birmingham, Alabama 35202, Telephone (205) 268-3573, Fax (205) 268-5547.

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

In addition, such events or conditions could result in a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of the Company’s business within such geographic areas and/or the general economic climate, which in turn could have an adverse effect on the Company. Such events or conditions could also result in additional regulation or restrictions on the Company in the conduct of its business. The possible macroeconomic effects of such events or conditions could also adversely affect the Company’s asset portfolio, as well as many other aspects of the Company’s business, financial condition, and results of operations.

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

The insurance industry is a mature and highly competitive industry. In recent years, the industry has experienced reduced growth in life insurance sales. The Company encounters significant competition in all lines of business from other insurance companies, many of which have greater financial resources and higher ratings than the Company and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than the Company. The Company also faces competition from other providers of financial services. Competition could result in, among other things, lower sales or higher lapses of existing products. Consolidation and expansion among banks, insurance companies, distributors, and other financial service companies with which the Company does business could also have an adverse effect on the Company’s financial condition and results of operations if such companies require more favorable terms than previously offered to the Company or if such companies elect not to continue to do business with the Company following consolidation or expansion.

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

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including the Company and its insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. While financial strength ratings are not a recommendation to buy the Company’s securities or products, these ratings are important to maintaining public confidence in the Company, its products, its ability to market its products, and its competitive position. A downgrade or other negative action by a ratings organization with respect to the financial strength ratings of the Company or insurance subsidiaries could adversely affect the Company in many ways, including the following: reducing new sales of insurance and investment products; adversely affecting relationships with distributors and sales agents; increasing the number or amount of policy surrenders and withdrawals of funds; requiring a reduction in prices for the Company’s insurance products and services in order to remain competitive; and adversely affecting the Company’s ability to obtain reinsurance at a reasonable price, on reasonable terms or at all. A downgrade of sufficient magnitude could result in the Company and/or its insurance subsidiaries being required to collateralize reserves, balances or obligations under reinsurance, funding, swap, and securitization agreements. A downgrade of sufficient magnitude could also result in the termination of funding and swap agreements.

Rating organizations also publish credit ratings for issuers of debt securities, including the Company. Credit ratings are indicators of a debt issuer’s ability to meet the terms of debt obligations in a timely manner. These ratings are important to the Company’s overall ability to access credit markets and other types of liquidity. Credit ratings are not recommendations to buy the Company’s securities or products. Downgrades of the Company’s credit ratings, or an announced potential downgrade or other negative action, could have a material adverse effect on the Company’s financial condition and results of operations in many ways, including, but not limited to, the following: limiting the access to capital markets; increasing the cost of debt; impairing its ability to raise capital to refinance maturing debt obligations; limiting its capacity to support  growth; requiring it to pay higher amounts in connection with certain existing or future financing arrangements or transactions; and making it more difficult to maintain or improve its current financial strength ratings or that of  its insurance subsidiaries. A downgrade of sufficient magnitude, in combination with other factors, could require the Company to post collateral pursuant to certain contractual obligations.

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

The Company makes assumptions regarding the fair value and expected future performance of its investments. Expectations that the Company’s investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value and considering the performance of the underlying assets. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such reduced performance may lead to adverse changes in the cash flows on the Company’s holdings of these types of securities. This could lead to potential future write-downs within the Company’s portfolio of mortgage-backed and asset-backed securities. In addition, expectations that the Company’s investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through its normal credit surveillance process. It is possible that issuers of the Company’s investments in corporate securities and/or debt obligations will perform worse than current expectations. Such events may lead the Company to recognize potential future write-downs within its portfolio of corporate securities and/or debt obligations. It is also possible that such unanticipated events would lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

The Company also makes certain assumptions when utilizing internal models to value certain of its investments. It is possible that actual results will differ from the Company’s assumptions. Such events could result in a material change in the value of the Company’s investments.

The use of reinsurance introduces variability in the Company’s statements of income.

The timing of premium payments to and receipt of expense allowances from reinsurers differs from the Company’s receipt of customer premium payments and incurrence of expenses. These timing differences introduce variability in certain components of the Company’s statements of income and may also introduce variability in the Company’s quarterly financial results.

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

Significant changes in interest rates expose insurance companies to the risk of not earning anticipated interest earnings on products without significant account balances, or not realizing anticipated spreads between the interest rate earned on investments and the credited interest rates paid on in-force policies and contracts that have significant account balances. Both rising and declining interest rates can negatively affect the Company’s interest earnings and spread income.

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

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations.

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

Volatility in equity markets may discourage prospective purchasers of variable separate account products, such as variable annuities, that have returns linked to the performance of equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. The amount of policy fees received from variable products is affected by the performance of the equity markets, increasing or decreasing as markets rise or fall.

Equity market volatility can also affect the profitability of variable products in other ways, in particular as a result of death benefit and withdrawal benefit guarantees in these products. The estimated cost of providing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum withdrawal benefits (“GMWB”) incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity market volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income and an adverse impact to the statutory capital and risk-based capital ratios of the Company’s insurance subsidiaries.

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

The use of derivative financial instruments by the Company may have an adverse impact on the level of statutory capital and the risk based capital ratios of the Company and its insurance subsidiaries. The Company employs strategies in the use of derivative financial instruments that are intended to mitigate such adverse impacts, but the Company’s strategies may not be effective.

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

The Company is also subject to the risk that its derivative counterparties may fail or refuse to meet their obligations to the Company under derivative financial instruments. If the Company’s derivative counterparties fail or refuse to meet their obligations to the Company in this regard, the Company’s efforts to mitigate risks to which it is subject through the use of such derivative financial instruments may prove to be ineffective or inefficient.

The above factors, either alone or in combination, may have a material adverse effect on the Company’s financial condition and results of operations.

The Company is highly regulated and subject to numerous legal restrictions and regulations.

The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Although some NAIC pronouncements may take effect automatically without affirmative action by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that are effective immediately without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, and reinsurance. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve requirements, financial condition or results of operations.

A number of U.S. jurisdictions are auditing the Company and certain of its subsidiaries for compliance with unclaimed property laws. The New York Insurance Department has issued a letter requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts are payable, to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. Life insurance industry associations and regulatory associations are also considering these matters. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (“Model Act”) and legislation is currently pending in several states that is substantially similar to the Model Act adopted by NCOIL. As proposed, the Model Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Model Act. The Company cannot predict whether such legislation will be proposed or enacted.

It is possible that the audits and related activity and/or the enactment of state laws similar to the Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims concerning their business practices. Any resulting additional payments or costs could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

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

At the federal level, bills are routinely introduced in both chambers of the United States Congress (“Congress”) that could affect life insurers. In the past, Congress has considered legislation that would impact insurance companies in numerous ways, such as providing for an optional federal charter or a federal presence for insurance, preempting state law in certain respects regarding the regulation of reinsurance, increasing federal oversight in areas such as consumer protection and other matters. The Company cannot predict whether or in what form legislation will be enacted and, if so, whether the enacted legislation will positively or negatively affect the Company or whether any effects will be material.

The Company is subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (“the Healthcare Act”). The Healthcare Act makes significant changes to the regulation of health insurance and may affect the Company in various ways. The Healthcare Act may affect the small blocks of business the Company has offered or acquired over the years that is, or is deemed to be, health insurance. The Healthcare Act may also affect the benefit plans in which the Company’s employees or retirees and their dependents participate, the Company’s expense to provide such benefits, the tax liabilities of the Company in connection with the provision of such benefits, and the Company’s ability to attract or retain employees. In addition, the Company may be subject to regulations, guidance or determinations emanating from the various regulatory authorities authorized under the Healthcare Act. The Company cannot predict the effect that the Healthcare Act, or any regulatory pronouncement made thereunder, will have on its results of operations or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) makes sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of Dodd-Frank are or may become applicable to the Company, its competitors or those entities with which the Company does business. Such provisions include, but are not limited to the following: the establishment of consolidated federal regulation, including the imposition of enhanced prudential standards, and resolution authority over systemically important financial services firms, the establishment of the Federal Insurance Office, changes to the regulation and standards applicable to broker dealers and investment advisors, changes to the regulation of reinsurance, changes to regulations affecting the rights of shareholders, the imposition of additional regulation over credit rating agencies, and the imposition of concentration limits on financial institutions which restrict the amount of credit that may be extended to a single person or entity.

Dodd-Frank also created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. In addition, Dodd-Frank includes a new framework of regulation of over-the-counter (“OTC”) derivatives markets which will require clearing of certain types of transactions currently traded OTC by the Company. The new framework could potentially impose additional costs, including new capital, reporting and margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

Numerous provisions of Dodd-Frank require the adoption of implementing rules and/or regulations. The process of adopting such implementing rules and/or regulations have been delayed beyond the timeframes imposed by Dodd-Frank. Until the various final regulations are promulgated pursuant to Dodd-Frank, the full impact of the regulations on the Company will remain unclear. In addition, Dodd-Frank mandates multiple studies, which could result in additional legislation or regulation applicable to the insurance industry, the Company, its competitors or the entities with which the Company does business. Legislative or regulatory requirements imposed by or promulgated in connection with Dodd-Frank may impact the Company in many ways, including but not limited to the following: placing the Company at a competitive disadvantage relative to its competition or other financial services entities, changing the competitive landscape of the financial services sector and/or the insurance industry, making it more expensive for the Company to conduct its business, requiring the reallocation of significant company resources to government affairs, legal and compliance-related activities, causing historical market behavior or statistics utilized by the Company in connection with its efforts to manage risk and exposure to no longer be predictive of future risk and exposure or otherwise have a material adverse effect on the overall business climate as well as the Company’s financial condition and results of operations.

The Company may be subject to regulation by the United States Department of Labor when providing a variety of products and services to employee benefit plans and individual investors that are governed by the Employee Retirement Income Security Act (“ERISA”). The Department of Labor is currently in the process of re-proposing a rule that would change the circumstances under which one who works with employee benefit plans and Individual Retirement Accounts would be considered a fiduciary under ERISA. Severe penalties are imposed for breach of duties under ERISA and the Company cannot predict the impact that the Department of Labor’s re-proposed rule may have on its operations.

Certain equity and debt securities policies, contracts, and annuities offered by the Company are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities. It is possible that any examination may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

The Company may also be subject to regulation by governments of the countries in which it currently, or may in the future, do business, as well as regulation by the U.S. Government with respect to its operations in foreign countries, such as the Foreign Corrupt Practices Act.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain of the Company’s products a competitive advantage over other non-insurance products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including the Company’s subsidiaries, would be adversely affected with respect to their ability to sell such products, and, depending upon grandfathering provisions, would be affected by the surrenders of existing annuity contracts and life insurance policies. For example, changes in laws or regulations could restrict or eliminate the advantages of certain corporate or bank-owned life insurance products, which could result in the surrender of those products. Changes in tax law, which have reduced the federal income tax rates on corporate dividends in certain circumstances, could make the tax advantages of investing in certain life insurance or annuity products less attractive. Additionally, changes in tax law based on proposals to establish new tax advantaged retirement and life savings plans, if enacted, could reduce the tax advantage of investing in certain life insurance or annuity products.

Life insurance products are often used to fund estate tax obligations. Legislation was enacted in 2001 that reduced the federal estate tax in years 2001 through 2009 and then completely eliminated it in 2010. This legislation sunsetted at the end of 2010. The estate tax has been reinstated through 2012, subject to a modified personal exemption amount, modified maximum rate and a step-up in basis rules for property acquired from a decedent’s estate. In the absence of further action by Congress, the federal estate tax will revert back to its pre-2001 level in 2013 and thereafter. It is unclear what Congress will do with respect to the estate tax after 2012. If the estate tax is significantly reduced or eliminated again in the future, the demand for certain life insurance products could be adversely affected.

Additionally, the Company is subject to the federal corporate income tax, but currently benefits from certain tax benefits, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a number of factors, including the recent financial crisis and ongoing proposals from the U.S. Department of the Treasury, there is a risk that federal tax legislation could be enacted that would result in higher taxes to which the Company is subject. Whether such legislation will be enacted, and if so, the substance of such legislation is uncertain. However, if such legislation is enacted, it could include lessening or eliminating some or all of the tax advantages currently benefiting the Company, including those listed above.

The Company’s mid-2005 move away from relying on reinsurance for newly written traditional life products results in a net reduction of current taxes (but an increase in deferred taxes). The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The profitability and competitive position of these products is dependent on the continuation of current tax law and the ability to generate taxable income.

There is general uncertainty regarding the taxes to which the Company and its products will be subject in the future. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

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

Financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments.

A number of judgments have been returned against insurers, broker-dealers, and other providers of financial services involving, among other things, sales, underwriting practices, product design, product disclosure, product administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the company does business, payment of sales or other contingent commissions, and other matters. Often these legal proceedings have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given legal proceeding. Arbitration awards are subject to very limited appellate review. In addition, in some legal proceedings, companies have made material settlement payments. In some instances, substantial judgments may be the result of a party’s perceived ability to satisfy such judgments as opposed to the facts and circumstances regarding the claims.

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

The Company, like other financial services companies in the ordinary course of business, is involved in legal proceedings and regulatory actions. The occurrence of such matters may become more frequent and/or severe when general economic conditions have deteriorated. The Company may be unable to predict the outcome of such matters and may be unable to provide a reasonable range of potential losses. Given the inherent difficulty in predicting the outcome of such matters, it is possible that an adverse outcome in certain such matters could be material to the Company’s results for any particular reporting period.

Companies in the financial services industry are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny.

Companies in the financial services industry are sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or other actions resulting from such investigations. Resulting publicity about one company may generate inquiries into or litigation against other companies and/or financial services providers, even those who do not engage in the business lines or practices at issue in the original action. It is impossible to predict the outcome of such investigations or actions, whether they will expand into other areas not yet contemplated, whether they will result in changes in regulation, whether activities currently thought to be lawful will be characterized as unlawful, or the impact, if any, of such scrutiny on the financial services and insurance industry or the Company. From time to time, the Company receives subpoenas, requests, or other inquires and responds to them in the ordinary course of business.

The Company’s ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business.

The Company’s ability to maintain competitive unit costs is dependent upon a number of factors, such as the level of new sales, persistency of existing business, and expense management. A decrease in sales or persistency without a corresponding reduction in expenses may result in higher unit costs.

Additionally, a decrease in persistency of existing business may result in higher or more rapid amortization of deferred policy acquisition costs and thus higher unit costs and lower reported earnings. Although many of the Company’s products contain surrender charges, the charges decrease over time and may not be sufficient to cover the unamortized deferred policy acquisition costs with respect to the insurance policy or annuity contract being surrendered. Some of the Company’s products do not contain surrender charge features and such products can be surrendered or exchanged without penalty. A decrease in persistency may also result in higher claims.

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

The Company may be unable to complete an acquisition transaction. Completion of an acquisition transaction may be more costly or take longer than expected, or may have a different or more costly financing structure than initially contemplated. In addition, the Company may not be able to complete or manage multiple acquisition transactions at the same time, or the completion of such transactions may be delayed or be more costly than initially contemplated. The Company or other parties to the transaction, may be unable to obtain regulatory approvals required to complete an acquisition transaction. There may also be unforeseen liabilities that arise in connection with businesses or blocks of insurance business that the Company acquires.

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

The Company’s results may be affected by the performance of others because the Company has entered into various arrangements involving other parties. For example, most of the Company’s products are sold through independent distribution channels, variable annuity deposits are invested in funds managed by third parties, and certain modified coinsurance assets are managed by third parties. Also, the Company may rely upon third parties to administer certain portions of its business. Additionally, the Company’s operations are dependent on various technologies, some of which are provided and/or maintained by other parties. Any of the other parties upon which the Company depends may default on their obligations to the Company due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud, or other reasons. Such defaults could have a material adverse effect on the Company’s financial condition and results of operations.

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

In addition, reinsurers are facing many challenges regarding illiquid credit and/or capital markets, investment downgrades, rating agency downgrades, deterioration of general economic conditions, and other factors negatively impacting the financial services industry. Concerns over the potential default on the sovereign debt of several European Union member states, and its impact on the European financial sector have increased liquidity concerns, particularly for those reinsurers with significant exposure to European capital and/or credit markets. If such events cause a reinsurer to fail to meet its obligations, the Company would be adversely impacted.

The Company has implemented a reinsurance program through the use of captive reinsurers. Under these arrangements, an insurer owned by the Company serves as the reinsurer, and the consolidated books and tax returns of the Company reflects a liability consisting of the full reserve amount attributable to the reinsured business. The success of the Company’s captive reinsurance program is dependent on a number of factors outside the control of the Company, including continued access to financial solutions, a favorable regulatory environment, and the overall tax position of the Company. If the captive reinsurance program is not successful, the Company could be adversely impacted.

The occurrence of computer viruses, information security breaches, disasters, or unanticipated events could affect the data processing systems of the Company, its business partners or service providers and could damage the Company’s business and adversely affect its financial condition and results of operations.

A computer virus, information security breach, disaster or unanticipated event could affect the data storage and processing systems of the Company, its business partners or service providers, destroying or compromising valuable data or making it difficult to conduct business. In addition, despite the implementation of information security measures, the data systems of the Company, its business partners or service providers could be subject to physical and electronic break-ins and similar disruptions from unauthorized access or tampering.

The Company retains confidential information in its computer systems and relies on sophisticated commercial technologies to maintain the security of those systems. The Company also relies upon sophisticated commercial technologies to maintain the security of its transmission of such information to third parties, including its customers, business partners and service providers. Anyone who is able to circumvent the Company’s security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. In addition, an increasing number of states require that customers be notified of unauthorized access, use, or disclosure of their information.

Any compromise of the security of the Company’s information that results in inappropriate access, use, or disclosure of personally identifiable customer information, customer financial information or proprietary business information could damage the Company’s reputation in the marketplace, deter people from purchasing the Company’s products, subject the Company to significant civil and criminal liability, and require the Company to incur significant technical, legal, and other expenses.

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, or a terrorist attack or war, the Company’s computer systems may be inaccessible to its employees, customers, business partners or service providers for an extended period of time. Even if the Company’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.

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

The SEC has proposed that filers in the United States be required to report financial results in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board, rather than GAAP. While the SEC initially proposed a schedule for filers in the United States to report financial results in accordance with IFRS, such a transition is contingent upon numerous factors and the SEC has indicated that the initial schedule as proposed will likely be delayed. Despite the movement toward convergence of GAAP and IFRS, adherence to IFRS will be a complete change to the Company’s accounting and reporting, and converting to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment, and disclosure. As convergence of GAAP and IFRS continues, it could result in significant changes in GAAP that would be implemented whether or not a transition to IFRS actually occurs. The changes to GAAP and ultimate conversion to IFRS will likely affect how the Company manages its business, as it will likely affect other business processes such as the design of compensation plans, product design, etc. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

In addition, the Company and its insurance subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP (such as actuarial reserving methodology) are subject to constant review by the NAIC and its task forces and committees as well as state insurance departments in an effort to address emerging issues and otherwise improve or alter financial reporting. Various proposals either are currently or have previously been pending before committees and task forces of the NAIC, some of which, if enacted, would negatively affect the Company. The NAIC is also currently working to reform model regulation in various areas, including comprehensive reforms relating to life insurance reserves and the accounting for such reserves. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and, if so, whether the enacted reforms will positively or negatively affect the Company. In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. The Company cannot predict whether or when the insurance departments of the states of domicile of its competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the insurance departments of the states of domicile of the Company’s insurance subsidiaries. With respect to regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of domicile. Neither the action of the domiciliary state nor action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on the Company. For additional information regarding pending NAIC reforms, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Recent Developments”.

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

The Company needs liquidity to meet its obligations to its policyholders and its debt holders, and to pay its operating expenses. The Company’s sources of liquidity include insurance premiums, annuity considerations, deposit funds, cash flow from investments and assets, and other income from its operations. In normal credit and capital market conditions, the Company’s sources of liquidity also include a variety of short and long-term borrowing arrangements, including issuing debt securities, as well as raising capital by issuing a variety of equity securities.

The Company’s business is dependent on the capital and credit markets, including confidence in such markets. When the credit and capital markets are disrupted and confidence is eroded the Company may not be able to borrow or raise capital, or the cost of borrowing or raising capital may be prohibitively high. If the Company’s internal sources of liquidity are inadequate during such periods, the Company could suffer negative effects from not being able to borrow or raise capital, or from having to do so on unfavorable terms. The negative effects could include being forced to sell assets at a loss, a lowering of the Company’s ratings, and the possibility that customers, lenders, ratings agencies, or regulators develop a negative perception of the Company’s financial prospects, which could lead to further adverse effects on the Company.

Difficult general economic conditions could materially adversely affect the Company’s business and results of operations.

The Company’s business and results of operations could be materially affected by difficult general economic conditions. Stressed economic conditions and volatility and disruptions in capital markets, particular markets or financial asset classes can have an adverse effect on the Company due to the size of the Company’s investment portfolio and the sensitive nature of insurance liabilities to changing market factors. Disruptions in one market or asset class can also spread to other markets or asset classes. Volatility in financial markets can also affect the Company’s business by adversely impacting general levels of economic activity, employment and customer behavior.

Like other financial institutions, and particularly life insurers, the Company may be adversely affected by these conditions. The presence of these conditions could have an adverse impact on the Company by, among other things, decreasing demand for its insurance and investment products, and increasing the level of lapses and surrenders of its policies. The Company and its subsidiaries could also experience additional ratings downgrades from ratings agencies, unrealized losses, significant realized losses, impairments in its investment portfolio, and charges incurred as a result of mark-to-market and fair value accounting principles. If general economic conditions become more difficult, the Company’s ability to access sources of capital and liquidity may be limited.

Economic trends may worsen in 2012, thus contributing to increased volatility and diminished expectations for the economy, markets, and financial asset classes. The Company cannot predict the occurrence of economic trends or the likelihood or timing of improvement in such trends.

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

The Company also may be subject to costly litigation in the event that another party alleges its operations or activities infringe upon that party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by the Company’s products, methods, processes, or services. Any party that holds such a patent could make a claim of infringement against the Company. The Company may also be subject to claims by third parties for breach of copyright, trademark, trade secret, or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If the Company were found to have infringed third party patent or other intellectual property rights, it could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to its customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets, or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

The Company could be adversely affected by an inability to access its credit facility.

The Company relies on its credit facility as a potential source of liquidity. The availability of these funds could be critical to the Company’s ratings and its ability to meet obligations, particularly when alternative sources of credit are either difficult to access or costly. The availability of the Company’s credit facility is dependent in part on the ability of the lenders to provide funds under the facility. The Company’s credit facility contains various affirmative and negative covenants and events of default, including covenants requiring the Company to maintain a specified minimum consolidated net worth. The Company’s right to make borrowings under the facility is subject to the fulfillment of certain conditions, including its compliance with all covenants. The Company’s failure to comply with the covenants in the credit facility could restrict its ability to access this credit facility when needed. The Company’s inability to access some or all of the line of credit under the credit facility could have a material adverse effect on its financial condition and results of operations.

The amount of statutory capital that the Company has and the amount of statutory capital that it must hold to maintain its ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of the Company’s control.

Insurance regulators have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for life and property and casualty companies. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset, interest rate, and certain other risks.

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors including the following: the amount of statutory income or losses generated by the Company (which itself is sensitive to equity market and credit market conditions); the amount of additional capital the Company must hold to support business growth; changes in the Company’s reserve requirements; the Company’s ability to secure capital market solutions to provide reserve relief; changes in equity market levels; the value of certain fixed-income and equity securities in the Company’s investment portfolio; the credit ratings of investments held in the Company’s portfolio, including those issued by, or explicitly or implicitly guaranteed by, a government; the value of certain derivative instruments; changes in interest rates and foreign currency exchange rates; credit market volatility; changes in consumer behavior; and changes to the NAIC RBC formula. Most of these factors are outside of the Company’s control. The Company’s ratings are significantly influenced by its statutory surplus amounts and RBC ratios. Rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital the Company must hold in order to maintain its current ratings. In addition, rating agencies may downgrade the investments held in the Company’s portfolio, which could result in a reduction of the Company’s capital and surplus and/or its RBC ratio.

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

The Company leases administrative and marketing office space in 20 cities, including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The aggregate annualized rent is approximately $9.3 million.

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

Item 4.    Mine Safety Disclosure — Not Applicable

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

As of December 31, 2011, approximately $741.8 million of PLC’s consolidated shareowners’ equity excluding net unrealized gains and losses on investments represented net assets of the Company and its insurance subsidiaries that cannot be transferred to PLC in the form of dividends, loans, or advances.

Insurers are subject to various state statutory and regulatory restrictions on the insurers’ ability to pay dividends. In general, dividends up to specific levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. The maximum amount that would qualify as ordinary dividends to PLC by the Company and its insurance subsidiaries in 2012 is estimated to be $307.2 million.

PL&A paid no dividends on its preferred stock in 2011 or 2010. The Company and PL&A may pay cash dividends in the future, subject to their earnings and financial condition and other relevant factors.

Item 6.    Selected Financial Data

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
INCOME STATEMENT DATA
Premiums and policy fees	$2,784,134	$2,609,357	$2,674,680	$2,679,449	$2,723,208
Reinsurance ceded	(1,363,914)	(1,380,712)	(1,509,036)	(1,568,770)	(1,585,399)
Net of reinsurance ceded	1,420,220	1,228,645	1,165,644	1,110,679	1,137,809
Net investment income	1,753,444	1,624,845	1,603,063	1,618,214	1,613,803
Realized investment gains (losses):
Derivative financial instruments	(155,005)	(144,438)	(176,880)	116,592	(274)
All other investments	247,753	158,420	303,709	(280,667)	4,804
Other-than-temporary impairment losses	(62,210)	(74,970)	(227,587)	(311,579)	—
Portion recognized in other comprehensive income (before taxes)	14,889	33,606	47,696	—	—
Net impairment losses recognized in earnings	(47,321)	(41,364)	(179,891)	(311,579)	—
Other income	189,494	110,876	212,443	85,092	85,759
Total revenues	3,408,585	2,936,984	2,928,088	2,338,331	2,841,901
Benefits and expenses	2,896,634	2,549,717	2,503,054	2,424,704	2,445,945
Income tax expense (benefit)	164,517	129,029	147,563	(32,215)	143,523
Net income (loss)	$347,434	$258,238	$277,471	$(54,158)	$252,433

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
BALANCE SHEET DATA
Total assets	$52,791,899	$47,476,301	$42,229,589	$39,501,637	$41,145,082
Total stable value contracts and annuity account balances	13,716,358	13,667,838	13,492,190	14,317,832	13,754,846
Non-recourse funding obligations	1,248,600	1,360,800	1,555,000	1,505,000	1,375,000
Shareowner’s equity	5,386,298	4,562,012	3,677,790	1,921,330	3,421,797

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

•                  Acquisitions - We focus on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•                  Annuities - We market fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•                  Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.

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

•                  Corporate and Other - This segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

Reinsurance Ceded

For approximately 10 years prior to mid-2005, we entered into reinsurance contracts in which we ceded a significant percentage, generally 90%, of our newly written life insurance business on a first dollar quota share basis. Our traditional life insurance was ceded under coinsurance contracts and universal life insurance was ceded under yearly renewable term (“YRT”) contracts. During this time, we obtained coinsurance on our traditional life business, while reducing the amount of capital deployed and increasing overall returns. In mid-2005, we substantially discontinued coinsuring our newly written traditional life insurance and moved to YRT reinsurance as discussed below. We continue to reinsure 90% of the mortality risk above our maximum retention limit for the respective product, but not the account values, on the majority of our newly written universal life insurance.

We currently enter into reinsurance contracts with reinsurers under YRT contracts to provide coverage for insurance issued in excess of the amount we retain on any one life. The amount of insurance retained on any one life was $500,000 in years prior to mid-2005. In 2005, this retention was increased to amounts up to $1,000,000 for certain policies, and during 2008, was increased to $2,000,000 for certain policies.

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

EXECUTIVE SUMMARY

We reported strong financial results in 2011. The following are our notable accomplishments:

•                  Net income reached a record level.

•                  The earnings momentum of our franchise returned to pre-financial crisis levels and we exceeded our financial plans for the year.

•                  Retail product segments achieved or exceeded our sales goals for the year.

•                  Successfully managed the integration of two major acquisitions.

•                  Maintained strong capital position.

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

•                  the occurrence of computer viruses, information security breaches, disasters, or other unanticipated events could affect our data processing systems or those of our business partners or service providers and could damage our business and adversely affect our financial condition and results of operations;

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

•                  difficult general economic conditions could materially adversely affect our business and results of operations;

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

•                  the amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control;

Industry

•                  we are highly regulated and subject to numerous legal restrictions and regulations;

•                  changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

•                  financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;

•                  financial services companies are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

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

Evaluation of Other-Than-Temporary Impairments - One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, the security’s basis is adjusted and an other-than-temporary impairment is recognized through a charge in the statement of income. The portion of this other-than-temporary impairment related to credit losses on a security is recognized in earnings, while the non-credit portion, representing the difference between fair value and the discounted expected future cash flows of the security, is recognized within other comprehensive income (loss). The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed maturities, we accrete the new cost basis to par or to the estimated future value over the expected remaining life of the security by adjusting the security’s future yields, assuming that future expected cash flows on the securities can be properly estimated.

Determining whether a decline in the current fair value of invested assets is other-than-temporary is both objective and subjective, and can involve a variety of assumptions and estimates, particularly for investments that are not actively traded in established markets. For example, assessing the value of certain investments requires that we perform an analysis of expected future cash flows including rates of prepayments. Other investments, such as collateralized mortgage or bond obligations, represent selected tranches of a structured transaction, supported in the aggregate by underlying investments in a wide variety of issuers. Management considers a number of factors when determining the impairment status of individual securities. These include the economic condition of various industry segments and geographic locations and other areas of identified risks. Although it is possible for the impairment of one investment to affect other investments, we engage in ongoing risk management to safeguard against and limit any further risk to our investment portfolio. Special attention is given to correlative risks within specific industries, related parties, and business markets.

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

Each quarter we review investments with unrealized losses and test for other-than-temporary impairments. We analyze various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that we do not intend to sell and do not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), we consider all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, we consider all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that we intend to sell or expect to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the years ended December 31, 2011, 2010, and 2009, we recorded pre-tax other-than-temporary impairments of investments of $62.2 million, $75.0 million, and $227.6 million, respectively. Of the $62.2 million of impairments for the year ended December 31, 2011, $47.3 million was recorded in earnings and $14.9 million was recorded in other comprehensive income. Of the $75.0 million of impairments for the year ended December 31, 2010, $41.4 million was recorded in earnings and $33.6 million was recorded in other comprehensive income. Of the $227.6 million of impairment for the year ended December 31, 2009, $179.9 million was recorded in earnings and $47.7 million was recorded in other comprehensive income (loss).

For the year ended December 31, 2011, there were no other-than-temporary impairments related to equity securities and there were $2.5 million and $19.6 million of other-than-temporary impairments related to equity securities for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2011,

2010, and 2009, there were $62.2 million, $72.5 million, and $208.0 million of other-than-temporary impairments related to debt securities, respectively.

For the year ended December 31, 2011, other-than-temporary impairments related to debt securities that we do not intend to sell and do not expect to be required to sell prior to recovering amortized cost were $52.7 million, with $37.8 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income. During the same period, other-than-temporary impairments related to debt securities that we intend to sell or expect to be required to sell were $9.5 million and were recorded in earnings. For the year ended December 31, 2010, there were no other-than-temporary impairments related to debt securities or equity securities that we intend to sell or expect to be required to sell. For the year ended December 31, 2009, there were $30.4 million of other-than-temporary impairments related to debt securities that we intend to sell or expect to be required to sell.

Our specific accounting policies related to our invested assets are discussed in Note 2, Summary of Significant Accounting Policies, and Note 4, Investment Operations, to the consolidated financial statements. As of December 31, 2011, we held $25.0 billion of available-for-sale investments, including $4.1 billion in investments with a gross unrealized loss of $447.4 million.

Derivatives - We utilize a risk management strategy that incorporates the use of derivative financial instruments to reduce exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, foreign exchange, and equity market risk. Assessing the effectiveness of the hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We employ a variety of methods for determining the fair value of our derivative instruments. The fair values of interest rate related derivatives are based upon industry standard models which calculate the present-value of the projected cash flows of the derivatives using current and implied future market conditions. These models include market-observable estimates of volatility and interest rates in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amounts, as well as the amount of reported net income. In addition, measurements of ineffectiveness of hedging relationships are subject to interpretations and estimations, and any differences may result in material changes to our results of operations. As of December 31, 2011, the fair value of derivatives reported on our balance sheet in “other long-term investments” and “other liabilities” was $54.6 million and $455.7 million, respectively.

Reinsurance - For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, in our consolidated statements of income.

Our reinsurance is ceded to a diverse group of reinsurers. The collectability of reinsurance is largely a function of the solvency of the individual reinsurers. We perform periodic credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends, and commitment to the reinsurance business. We also require assets in trust, letters of credit, or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability, or unwillingness to make payments under the terms of a reinsurance contract could have a material adverse effect on our results of operations and financial condition. As of December 31, 2011, our third party reinsurance receivables amounted to $5.5 billion. These amounts include ceded reserve balances and ceded benefit payments.

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

Assumptions are also made regarding future reinsurance premium rates and allowance rates. Assumptions made for mortality, persistency, and expenses are consistent with those used for establishing direct policyholder reserves and deferred acquisition costs. Assumptions made for future reinsurance premium and allowance rates are consistent with rates provided for in our various reinsurance agreements. For certain of our reinsurance agreements, premium and allowance rates may be changed by reinsurers on a prospective basis, assuming certain contractual conditions are met (primarily that rates are changed for all companies with which the reinsurer has similar agreements).  We do not anticipate any changes to these rates and, therefore, have assumed continuation of these non-guaranteed rates. To the extent that future rates are modified, these assumptions would be revised and both current and future results would be affected. For traditional life products, assumptions are not changed unless projected future revenues are expected to be less than future expenses. For universal life products, assumptions are periodically updated whenever actual experience and/or expectations for the future differ from that assumed. When assumptions are updated, changes are reflected in the income statement as part of an “unlocking” process. For the year ended December 31, 2011, there were no significant changes to reinsurance premium and allowance rates that would require an update of assumptions and subsequent unlocking of balances.

Deferred acquisition costs and value of business acquired - We incur significant costs in connection with acquiring new insurance business. These costs, which vary with and are primarily related to the production of new business and coinsurance of blocks of policies, are deferred and amortized over future periods. The recovery of such costs is dependent on the future profitability of the related policies. The amount of future profit is dependent principally on investment returns, mortality, morbidity, persistency, and expenses to administer the business and certain economic variables, such as inflation. These costs are amortized over the expected lives of the contracts, based on the level and timing of either gross profits or gross premiums, depending on the type of contract. Revisions to estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future profits are less than the unamortized deferred amounts. As of December 31, 2011, we had deferred acquisition costs (“DAC”)/value of business acquired (“VOBA”) of $4.0 billion.

We had a DAC/VOBA asset of approximately $471.0 million related to our variable annuity product line with an account balance of $9.0 billion as of December 31, 2011. These amounts include $44.0 million and $2.3 billion, respectively, of VOBA asset and account balances associated with the variable annuity business of the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”), which has been 100% reinsured to Commonwealth Annuity and Life Insurance Company (formerly known as Allmerica Financial Life Insurance and Annuity Company) (“CALIC”), under a modified coinsurance agreement. We monitor the rate of amortization of DAC asset related to our variable annuity product line. Our monitoring methodologies employ varying assumptions about how much and how quickly the stock markets will appreciate. The primary assumptions used to project future profits as part of the analysis include: a long-term equity market growth rate of 8%, reversion to the mean methodology with no cap, reversion to the mean period of 10 years, and an amortization period of 30 years.

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

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. We amortize VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits for interest sensitive products, including accrued interest credited to account balances of up to approximately 6.65%. VOBA is subject to annual recoverability testing.

Goodwill - Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. We evaluate the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we first determine through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, we compare our estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We utilize a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. Our material goodwill balances are attributable to certain of our operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of our reporting units are dependent on a number of significant assumptions. Our estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011 and 2010, we performed our annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2011, we had goodwill of $86.9 million.

While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units, in our view, the key assumptions used in our estimates of fair value of our reporting units continue to be adequate.

Insurance liabilities and reserves - Establishing an adequate liability for our obligations to policyholders requires the use of assumptions. Estimating liabilities for future policy benefits on life and health insurance products requires the use of assumptions relative to future investment yields, mortality, morbidity, persistency, and other assumptions based on our historical experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Determining liabilities for our property and casualty insurance products also requires the use of assumptions, including the frequency and severity of claims, and the effectiveness of internal processes designed to reduce the level of claims. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments. In addition, effective January 1, 2007, we adopted FASB guidance related to our equity indexed annuity product. FASB guidance under the ASC Derivatives and Hedging Topic requires that we fair value the liability related to this block of business at each balance sheet date, with changes in the fair value recorded through earnings. Changes in this liability may be significantly affected by interest rate fluctuations. As a result of the adoption of this guidance, we made certain modifications to the method used to determine fair value for our liability related to equity indexed annuities to take into consideration factors such as policyholder behavior, credit spreads, and other market considerations. As of December 31, 2011, we had total policy liabilities and accruals of $22.1 billion.

Guaranteed minimum death benefits - We establish liabilities for guaranteed minimum death benefits (“GMDB”) on our variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. We assume age-based mortality that is consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase our GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2011, is subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2011, the GMDB liability was $9.8 million.

Guaranteed minimum withdrawal benefits - We establish liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on our variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. We assume age-based mortality that is consistent with 61% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2011, our net GMWB liability held was $147.1 million.

Pension and Other Postretirement Benefits - Determining PLC’s obligations to employees under its pension plans and other postretirement benefit plans requires the use of assumptions. The calculation of the liability and expense related to PLC’s benefit plans incorporates the following significant assumptions:

•                  appropriate weighted average discount rate;

•                  estimated rate of increase in the compensation of employees;

•                  expected long-term rate of return on the plan’s assets.

PLC allocates the costs of the plan based on a percentage of payroll. We incurred total benefit costs of $12.4 million during 2011 for pension and other postretirement benefits plans.

See Note 14, Employee Benefit Plans, to the consolidated financial statements for further information.

Stock-Based Payments - Accounting for stock-based compensation plans may require the use of option pricing models to estimate PLC’s obligations. Assumptions used in such models relate to equity market movements and volatility, the risk-free interest rate at the date of grant, expected dividend rates, and expected exercise dates. The cost of the plans to us from PLC is not material to our overall financial position. See Note 13, Stock-Based Compensation, to the consolidated financial statements for further information.

Deferred taxes and uncertain tax positions - Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such differences reverse. We test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying- component level within each tax jurisdiction. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized as future reductions of current taxes. In determining the need for a valuation allowance we consider carryback capacity, reversal of existing temporary differences, future taxable income, and tax planning strategies. The determination of any valuation allowance requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance.

The ASC Income Taxes Topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an expected or actual uncertain income tax return position and provides guidance on disclosure. Additionally, this interpretation requires, in order for us to recognize a benefit in our financial statements from such a position, that there must be a greater than 50 percent chance of success with the relevant taxing authority with regard to that position. In making this analysis, we assume that the taxing authority is fully informed of all of the facts regarding any issue. Our judgments and assumptions regarding uncertain tax positions are subject to change over time due to the enactment of new legislation, the issuance of revised or new regulations by the various tax authorities, and the issuance of new rulings by the courts.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$116,261	$147,101	$139,385	(21.0)%	5.5%
Acquisitions	157,393	111,143	133,760	41.6	(16.9)
Annuities	109,875	49,847	53,258	n/m	(6.4)
Stable Value Products	56,780	39,207	61,963	44.8	(36.7)
Asset Protection	16,147	22,673	16,114	(28.8)	40.7
Corporate and Other	6,985	(13,458)	92,238	n/m	n/m
Total segment operating income	463,441	356,513	496,718	30.0	(28.2)
Realized investment gains (losses) - investments(1)(3)	197,692	111,915	129,021
Realized investment gains (losses) - derivatives(2)	(149,182)	(81,161)	(200,705)
Income tax expense	(164,517)	(129,029)	(147,563)
Net income	$347,434	$258,238	$277,471	34.5	(6.9)

(1) Realized investment gains (losses) - investments(3)	$200,432	$117,056	$123,818
Less: related amortization of DAC	2,740	5,141	(5,203)
	$197,692	$111,915	$129,021

(2) Realized investment gains (losses) - derivatives	$(155,005)	$(144,438)	$(176,880)
Less: settlements on certain interest rate swaps	—	168	1,205
Less: derivative activity related to certain annuities	(5,823)	(63,445)	22,620
	$(149,182)	$(81,161)	$(200,705)

(3) Includes other-than-temporary impairments of $47.3 million, $41.4 million, and $179.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Net income for the year ended December 31, 2011, included a $106.9 million, or 30.0%, increase in segment operating income. The increase was primarily related to a $46.3 million increase in the Acquisitions segment, a $60.0 million increase in the Annuities segment, a $17.6 million increase in the Stable Value Products segment, and a $20.4 million improvement in the Corporate and Other segment. These increases were partially offset by a $30.8 million decrease in the Life Marketing segment and a $6.5 million decrease in the Asset Protection segment.

We experienced net realized gains of $45.4 million for the year ended December 31, 2011, as compared to net realized losses of $27.4 million for the year ended December 31, 2010. The gains realized for the year ended December 31, 2011, were primarily related to $89.2 million of gains related to investment securities sale activity and $29.9 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were losses of $47.3 million for other-than-temporary impairment credit-related losses, a $14.1 million loss on interest rate caps and swaps, net losses of $5.8 million of derivatives related to variable annuity contracts, and a $6.4 million loss related to other investment and derivative activity.

•                  Life Marketing segment operating income was $116.3 million for the year ended December 31, 2011, representing a decrease of $30.8 million, or 21.0%, from the year ended December 31, 2010. The decrease was primarily due to a negative change in unlocking of $22.0 million and higher operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

•                  Acquisitions segment operating income was $157.4 million for the year ended December 31, 2011, an increase of $46.3 million, or 41.6%, as compared to the year ended December 31, 2010, primarily due to the addition of the United Investors Life Insurance Company (“United Investors”) acquisition and the Liberty Life Insurance Company (“Liberty Life”) coinsurance transaction. The United Investors and Liberty Life transactions added $24.0 million and $35.1 million, respectively, to segment operating income. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

•                  Annuities segment operating income was $109.9 million for the year ended December 31, 2011, as compared to $49.8 million for the year ended December 31, 2010, an increase of $60.0 million. This variance included a favorable change of $32.7 million related to derivatives associated with certain variable annuity (“VA”) benefits and a favorable change of $6.9 million in single premium immediate annuities (“SPIA”) mortality results. The remainder of the increase is attributable to higher VA fees, higher spreads, and growth in the single premium deferred annuity (“SPDA”) line, partially offset by increased DAC amortization, higher operating expenses, and unfavorable changes in unlocking.

•                  Stable Value Products segment operating income was $56.8 million and increased $17.6 million, or 44.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. We also called certain retail notes, which has accelerated DAC amortization of $3.4 million on those called contracts for the year ended December 31, 2011 as compared to $2.7 million for the year ended December 31, 2010. The operating spread increased 97 basis points to 214 basis points during the year ended December 31, 2011, as compared to an operating spread of 117 basis points for the year ended December 31, 2010.

•                  Asset Protection segment operating income was $16.1 million, representing a decrease of $6.5 million, or 28.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract earnings decreased $6.5 million, or 58.5%, primarily related to higher commissions and reduced investment income due to lower balances and yields. Earnings from other products, including the GAP product and non-core lines, decreased $3.2 million, or 21.9%, primarily due to a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender’s Indemnity line of business. Credit insurance earnings increased $3.2 million primarily due to lower loss ratios and lower expenses.

•                  Corporate and Other segment operating income was $7.0 million for the year ended December 31, 2011, as compared to an operating loss of $13.5 million for the year ended December 31, 2010. The increase was primarily due to a $30.1 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the year ended December 31, 2011, $35.5 million of pre-tax gains were generated by repurchases as compared to $5.4 million of pre-tax gains generated during the year ended December 31, 2010. In addition, during 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments. Partially offsetting these favorable variances was a $9.2 million increase in interest expense related to non-recourse funding obligations.

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

We experienced net realized losses of $27.4 million for the year ended December 31, 2010, as compared to net realized losses of $53.1 million for the year ended December 31, 2009. The losses realized for the year ended December 31, 2010, were primarily caused by a loss of $54.0 million related to equity and interest rate futures that were entered into to mitigate risk related to certain guaranteed minimum variable annuity benefits, a loss of $5.8 million related to GMWB embedded derivative valuation changes, $41.4 million of other-than-temporary impairment credit-

related losses, and mark-to-market losses of $8.4 million on interest rate swaps. Offsetting these losses were $41.4 million of gains related to the net activity related to modified coinsurance portfolio and derivative activity and $58.3 million of gains related to investment securities sales activity.

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

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$1,591,581	$1,575,764	$1,565,144	1.0%	0.7%
Reinsurance ceded	(846,762)	(839,512)	(911,703)	0.9	(7.9)
Net premiums and policy fees	744,819	736,252	653,441	1.2	12.7
Net investment income	446,014	387,953	361,921	15.0	7.2
Other income	3,094	3,719	959	(16.8)	n/m
Total operating revenues	1,193,927	1,127,924	1,016,321	5.9	11.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	978,098	921,765	782,372	6.1	17.8
Amortization of deferred policy acquisition costs	120,884	91,363	144,125	32.3	(36.6)
Other operating expenses	(21,316)	(32,305)	(49,561)	(34.0)	(34.8)
Total benefits and expenses	1,077,666	980,823	876,936	9.9	11.8
INCOME BEFORE INCOME TAX	116,261	147,101	139,385	(21.0)	5.5
OPERATING INCOME	$116,261	$147,101	$139,385	(21.0)	5.5

The following table summarizes key data for the Life Marketing segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales By Product
Traditional	$3,846	$50,101	$96,932	(92.3)%	(48.3)%
Universal life	117,947	113,168	62,492	4.2	81.1
BOLI	11,363	8,098	3,176	40.3	n/m
	$133,156	$171,367	$162,600	(22.3)	5.4
Sales By Distribution Channel
Brokerage general agents	$70,952	$101,588	$101,381	(30.2)	0.2
Independent agents	16,147	24,838	27,765	(35.0)	(10.5)
Stockbrokers / banks	31,677	36,633	30,131	(13.5)	21.6
BOLI / other	14,380	8,308	3,323	73.1	n/m
	$133,156	$171,367	$162,600	(22.3)	5.4
Average Life Insurance In-force(1)
Traditional	$476,813,161	$494,700,220	$489,818,145	(3.6)	1.0
Universal life	67,823,606	55,831,192	53,164,320	21.5	5.0
	$544,636,767	$550,531,412	$542,982,465	(1.1)	1.4
Average Account Values
Universal life	$6,037,896	$5,563,162	$5,352,068	8.5	3.9
Variable universal life	364,803	331,183	269,460	10.2	22.9
	$6,402,699	$5,894,345	$5,621,528	8.6	4.9

Traditional Life Mortality Experience(2)	91%	89%	95%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)

First year commissions	$159,430	$207,899	$187,549	(23.3)%	10.9%
Renewal commissions	35,898	36,509	37,492	(1.7)	(2.6)
Marketing Companies	—	—	—	n/m	n/m
First year ceding allowances	(8,294)	(9,418)	(13,994)	(11.9)	(32.7)
Renewal ceding allowances	(172,493)	(188,956)	(225,880)	(8.7)	(16.3)
General & administrative	155,282	162,442	155,705	(4.4)	4.3
Taxes, licenses, and fees	35,480	34,218	32,096	3.7	6.6
Other operating expenses incurred	205,303	242,694	172,968	(15.4)	40.3
Less: commissions, allowances & expenses capitalized	(226,619)	(274,999)	(222,529)	(17.6)	23.6
Other operating expenses	$(21,316)	$(32,305)	$(49,561)	(34.0)	(34.8)

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Segment operating income

Operating income was $116.3 million for the year ended December 31, 2011, representing a decrease of $30.8 million, or 21.0%, from the year ended December 31, 2010. The decrease was primarily due to a negative change in unlocking of $22.0 million and higher operating expenses, including interest expense associated with programs designed to fund traditional life statutory reserves. These decreases were partially offset by higher investment income associated with growth in reserve balances.

Operating revenues

Total revenues for the year ended December 31, 2011, increased $66.0 million, or 5.9%, as compared to the year ended December 31, 2010. This increase was the result of higher premiums and policy fees and higher investment income due to increases in net in-force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $8.6 million, or 1.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to continued growth in universal life in-force business policy fees, offset by decreases in traditional life premium.

Net investment income

Net investment income in the segment increased $58.1 million, or 15.0%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Increased retained universal life reserves led to increased investment income of $31.0 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Increases in BOLI reserves led to higher BOLI investment income of $4.8 million in the same period. Traditional life investment income increased $21.3 million caused by growth in retained reserves and more favorable yields.

Other income

Other income decreased $0.6 million, or 16.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease relates primarily to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $56.3 million, or 6.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to growth in retained universal life insurance in-force, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block and continued maturing of the traditional life block. In 2011, universal life and BOLI unlocking was largely driven by assumption changes regarding lapses, mortality, expenses, investment yield, credited interest on fund value, and other items. The impact of these changes increased benefits and settlement expenses $25.2 million. In 2010, universal life and BOLI unlocking increased benefit expenses $27.5 million.

Amortization of DAC

DAC amortization increased $29.5 million, or 32.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to differing impacts of unlocking. In 2011, universal life and BOLI unlocking decreased amortization $7.0 million, as compared to a decrease of $31.2 million in 2010. The net increase to amortization for 2011 as compared to 2010 was $24.2 million.

Other operating expenses

Other operating expenses increased $11.0 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This increase reflect a reduction in reinsurance allowances and a $10.3 million increase in interest expense associated with a letter of credit facility designed to fund traditional life statutory reserves. This was partly offset by lower general administrative expenses.

Sales

Sales for the segment decreased $38.2 million, or 22.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Traditional life sales decreased $46.3 million, or 92.3%, as we focused sales efforts on other lines. A new universal life product was introduced in 2010 which has substantially replaced traditional life sales for new products. Universal life sales increased $4.8 million, or 4.2%, due to increased focus on the product line, including the introduction of new products.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(846,762)	$(839,512)	$(911,703)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(757,225)	(825,951)	(932,903)
Amortization of deferred policy acquisition costs	(51,219)	(121,266)	(52,186)
Other operating expenses (1)	(142,905)	(142,700)	(141,282)
Total benefits and expenses	(951,349)	(1,089,917)	(1,126,371)

NET IMPACT OF REINSURANCE (2)	$104,587	$250,405	$214,668

Allowances received	$(180,787)	$(198,374)	$(239,874)
Less: Amount deferred	37,882	55,674	98,593
Allowances recognized (ceded other operating expenses) (1)	$(142,905)	$(142,700)	$(141,281)

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

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

The increase in ceded premiums for 2011 as compared to 2010 was caused primarily by higher ceded universal life premiums of $9.4 million. This more than offset lower ceded traditional life premiums of $3.2 million.

Ceded benefits and settlement expenses were lower for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $16.2 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to a lower increase in ceded reserves and lower ceded death benefits. Universal life ceded benefits decreased $52.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to a lower change in ceded reserves more than offsetting higher ceded claims. Ceded universal life claims were $20.9 million higher for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Ceded amortization of deferred policy acquisitions costs decreased for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to the differences in unlocking between the two periods.

Total allowances recognized for the year ended December 31, 2011, increased slightly from the year ended December 31, 2010, as the impact of growth in universal life sales more than offset the impact of the continued reduction in our traditional life reinsurance allowances.

For The Year Ended December 31, 2010 as compared to The Year Ended December 31, 2009

The decrease in ceded premiums above for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was caused primarily by lower ceded traditional life premiums and policy fees of $70.4 million.

Ceded benefits and settlement expenses were lower for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to lower increases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $65.7 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a lower increase in ceded reserves partly offset by higher ceded death benefits. Universal life ceded benefits decreased $41.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, due to a lower change in ceded reserves more than offsetting higher ceded claims. Ceded universal life claims were $29.8 million higher for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

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

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$834,499	$676,849	$724,488	23.3%	(6.6)%
Reinsurance ceded	(419,676)	(430,151)	(462,972)	(2.4)	(7.1)
Net premiums and policy fees	414,823	246,698	261,516	68.2	(5.7)
Net investment income	529,261	458,703	479,743	15.4	(4.4)
Other income	5,561	5,886	6,059	(5.5)	(2.9)
Total operating revenues	949,645	711,287	747,318	33.5	(4.8)
Realized gains (losses) - investments	167,107	116,044	281,963
Realized gains (losses) - derivatives	(133,931)	(65,987)	(252,100)
Total revenues	982,821	761,344	777,181
BENEFITS AND EXPENSES
Benefits and settlement expenses	662,293	512,433	532,992	29.2	(3.9)
Amortization of DAC/VOBA	74,167	62,152	65,798	19.3	(5.5)
Other operating expenses	55,792	25,559	14,768	n/m	73.1
Operating benefits and expenses	792,252	600,144	613,558	32.0	(2.2)
Amortization of DAC/VOBA related to realized gains (losses) - investments	874	2,258	(6,773)
Total benefits and expenses	793,126	602,402	606,785	31.7	(0.7)
INCOME BEFORE INCOME TAX	189,695	158,942	170,396	19.3	(6.7)
Less: realized gains (losses)	33,176	50,057	29,863
Less: related amortization of DAC/VOBA	(874)	(2,258)	6,773
OPERATING INCOME	$157,393	$111,143	$133,760	41.6	(16.9)

The following table summarizes key data for the Acquisitions segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$188,439,000	$186,005,583	$197,565,150	1.3%	(5.9)%
Universal life	30,670,689	27,033,770	28,305,677	13.5	(4.5)
	$219,109,689	$213,039,353	$225,870,827	2.8	(5.7)
Average Account Values
Universal life	$3,304,966	$2,764,614	$2,826,982	19.5	(2.2)
Fixed annuity(2)	3,329,680 (4)	3,378,176 (4)	3,597,163 (4)	(1.4)	(6.1)
Variable annuity	665,742	209,034	131,195	n/m	59.3
	$7,300,388	$6,351,824	$6,555,340	14.9	(3.1)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.86%	5.92%	5.95%
Interest credited to policyholders	3.98	4.15	4.16
Interest spread	1.88%	1.77%	1.79%

(1)        Amounts are not adjusted for reinsurance ceded.

(2)        Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)        Includes available-for-sale and trading portfolio. Available-for-sale portfolio yields were 6.09%, 6.30%, and 6.32% for the year ended December 31, 2011, 2010, and 2009, respectively.

(4)        Certain changes in methodology were made in the current year. Prior years have been adjusted to make amounts comparable to current year.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Segment operating income

Operating income was $157.4 million for the year ended December 31, 2011, an increase of $46.3 million, or 41.6%, as compared to the year ended December 31, 2010, primarily due to the addition of the United Investors acquisition and the Liberty Life coinsurance transaction. The United Investors and Liberty Life transactions added $24.0 million and $35.1 million, respectively, to segment operating income. This was partly offset by less favorable mortality and the expected runoff in the older acquired blocks.

Operating revenues

Net premiums and policy fees increased $168.1 million, or 68.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due the addition of the United Investors and Liberty Life blocks of business more than offsetting expected runoff related to other blocks of business. Net investment income increased $70.6 million, or 15.4%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, due to the addition of the United Investors and Liberty Life blocks of business. This was offset by expected runoff related to other blocks of business.

Total benefits and expenses

Total benefits and expenses increased $190.7 million, or 31.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase was due to the addition of the United Investors and Liberty Life blocks and was offset by the expected runoff of the in-force business.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(419,676)	$(430,151)	$(462,972)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(383,439)	(368,647)	(391,493)
Amortization of DAC/VOBA	(19,062)	(19,216)	(11,151)
Other operating expenses	(54,894)	(56,487)	(61,689)
Total benefits and expenses	(457,395)	(444,350)	(464,333)

NET IMPACT OF REINSURANCE (1)	$37,719	$14,199	$1,361

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

The net impact of reinsurance increased $23.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a decrease in ceded premiums and an increase in ceded benefits and settlement expenses primarily due to an increase in ceded death claims.

The net impact of reinsurance increased $12.8 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, as decreases in ceded premiums more than offset decreases in ceded benefits and expenses, primarily due to a significant decrease in ceded claims expense.

Annuities

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$68,385	$42,786	$33,983	59.8%	25.9%
Reinsurance ceded	(66)	(136)	(152)	(51.5)	(10.5)
Net premiums and policy fees	68,319	42,650	33,831	60.2	26.1
Net investment income	507,229	482,264	440,096	5.2	9.6
Realized gains (losses) - derivatives	(5,823)	(63,445)	22,620	(90.8)	n/m
Other income	53,999	29,053	16,008	85.9	81.5
Total operating revenues	623,724	490,522	512,555	27.2	(4.3)
Realized gains (losses) - investments	9,461	10,175	(5,288)
Total revenues	633,185	500,697	507,267	26.5	(1.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	390,553	407,455	350,850	(4.1)	16.1
Amortization of deferred policy acquisition costs and value of business acquired	69,429	(6,065)	79,688	n/m	n/m
Other operating expenses	53,867	39,285	28,089	37.1	39.9
Operating benefits and expenses	513,849	440,675	458,627	16.6	(3.9)
Amortization related to benefits and settlement expenses	235	—	—	n/m	n/m
Amortization of DAC related to realized gains (losses) - investments	1,631	2,883	2,240
Total benefits and expenses	515,715	443,558	460,867	16.3	(3.8)
INCOME BEFORE INCOME TAX	117,470	57,139	46,400	n/m	23.1
Less: realized gains (losses)	9,461	10,175	(5,288)
Less: amortization related to benefits and settlement expense	(235)	—	—
Less: related amortization of DAC	(1,631)	(2,883)	(1,570)
OPERATING INCOME	$109,875	$49,847	$53,258	n/m	(6.4)

The following table summarizes key data for the Annuities segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales
Fixed annuity	$1,032,582	$930,294	$1,225,211	11.0%	(24.1)%
Variable annuity	2,348,599	1,714,753	796,245	37.0	115.4
	$3,381,181	$2,645,047	$2,021,456	27.8	30.8
Average Account Values
Fixed annuity(1)	$8,538,007	$7,920,539	$7,073,464	7.8	12.0
Variable annuity	5,397,720	3,409,506	2,190,564	58.3	55.6
	$13,935,727	$11,330,045	$9,264,028	23.0	22.3
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.93%	6.04%	6.18%
Interest credited to policyholders	4.33	4.55	4.79
Interest spread	1.60%	1.49%	1.39%

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Realized gains (losses) related to variable annuity contracts
Interest rate futures - VA	$164,221	$(11,778)	$—	$175,999	$(11,778)
Equity futures - VA	(30,061)	(42,258)	—	12,197	(42,258)
Currency futures - VA	2,977	—	—	2,977	—
Volatility swaps - VA	(239)	(2,433)	—	2,194	(2,433)
Equity options - VA	(15,051)	(1,824)	—	(13,227)	(1,824)
Interest rate swaps - VA	7,718	—	—	7,718	—
Credit default swaps - VA	(7,851)	—	—	(7,851)	—
Embedded derivative - GMWB	(127,537)	(5,728)	19,722	(121,809)	(25,450)
Total realized gains (losses) related to variable annuity contracts	$(5,823)	$(64,021)	$19,722	$58,198	$(83,743)

	As of December 31,		Change
	2011	2010	2011
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$317,671	$221,907	43.2%
GMDB Reserves	9,498	6,107	55.5
GMWB and GMAB Reserves	146,954	19,611	n/m
Account value subject to GMWB rider	4,406,041	2,686,125	64.0
S&P 500® Index	1,258	1,258	0.0

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Segment operating income

Segment operating income was $109.9 million for the year ended December 31, 2011, as compared to $49.8 million for the year ended December 31, 2010, an increase of $60.0 million. This variance included a favorable change of $32.7 million related to derivatives associated with certain VA benefits and a favorable change of $6.9 million in SPIA mortality results. The remainder of the increase is attributable to higher VA fees, higher spreads, and growth in the SPDA line, partially offset by increased DAC amortization, higher other operating expenses, and unfavorable changes in unlocking.

Operating revenues

Segment operating revenues increased $133.2 million, or 27.2%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to a favorable impact of $58.2 million related to guaranteed benefits of certain VA contracts. There were also increases in net investment income, policy fees, and other income. Average fixed account balances grew 7.8% and average variable account balances grew 58.3% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, resulting in higher investment income, policy fees, and other income.

Benefits and settlement expenses

Benefits and settlement expenses decreased $16.9 million, or 4.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. This decrease was primarily the result of a favorable change of $9.0 million in unearned premium amortization and bonus interest amortization related to guaranteed benefits of certain VA contracts. There was also a $6.9 million favorable change in SPIA mortality results and a $2.5 million favorable change in VA guaranteed benefit reserves. These favorable changes were partially offset by a $1.2 million unfavorable change in the EIA fair value adjustments, higher credited interest, and higher bonus interest amortization. Favorable unlocking of $3.6 million was recorded in the year ended December 31, 2011, as compared to $6.0 million during the year ended December 31, 2010.

Amortization of DAC

The increase in DAC amortization for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily related to an increase of $46.4 million in DAC amortization related to guaranteed benefits of certain VA contracts. There was also unfavorable DAC unlocking of $15.0 million for the year ended December 31, 2011, as compared to unfavorable unlocking of $0.4 million for the year ended December 31, 2010.

Sales

Total sales increased $736.1 million, or 27.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Sales of variable annuities increased $633.8 million, or 37.0% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to product positioning and more focus on the VA line of business. Sales of fixed annuities increased by $102.3 million, or 11.0% for the year ended December 31, 2011, as compared to the year ended December 31, 2010, driven by an increase in SPDA sales.

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

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Net investment income	$145,150	$171,327	$221,688	(15.3)%	(22.7)%
Other income	(1)	—	1,866	n/m	(100.0)
Total operating revenues	145,149	171,327	223,554	(15.3)	(23.4)
Realized gains (losses)	25,306	(3,200)	(2,697)	n/m	18.7
Total revenues	170,455	168,127	220,857	1.4	(23.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	81,256	123,365	154,555	(34.1)	(20.2)
Amortization of deferred policy acquisition costs	4,556	5,430	3,471	(16.1)	56.4
Other operating expenses	2,557	3,325	3,565	(23.1)	(6.7)
Total benefits and expenses	88,369	132,120	161,591	(33.1)	(18.2)
INCOME BEFORE INCOME TAX	82,086	36,007	59,266	n/m	(39.2)
Less: realized gains (losses)	25,306	(3,200)	(2,697)
OPERATING INCOME	$56,780	$39,207	$61,963	44.8	(36.7)

The following table summarizes key data for the Stable Value Products segment:

	For The Year Ended December 31,				Change
	2011	2010	2009		2011	2010
	(Dollars In Thousands)
Sales
GIC	$498,695	$132,612	$—		n/m %	n/m %
GFA - Direct Institutional	300,000	625,000	—		(52.0)	n/m
	798,695	757,612	—		5.4	n/m

Average Account Values	$2,685,194	$3,329,510	$4,091,199		(19.4)	(18.6)
Ending Account Values	$2,769,510	$3,076,233	$3,581,150		(10.0)	(14.1)

Operating Spread
Net investment income yield	5.43%	5.13%	5.41%
Interest credited	3.03	3.69	3.77
Operating expenses	0.26	0.27	0.17
Operating spread	2.14%	1.17%	1.47	%(1)

Adjusted operating spread(2)	1.80%	1.11%	1.34%

(1) Excludes one-time funding agreement retirement gains

(2) Excludes participating mortgage loan income and bank loan participation fee income.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Segment operating income

Operating income was $56.8 million and increased $17.6 million, or 44.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. We also called certain retail notes, which has accelerated DAC amortization of $3.4 million on those called contracts for the year ended December 31, 2011 as compared to $2.7 million for the year ended December 31, 2010. The operating spread increased 97 basis points to 214 basis points for the year ended December 31, 2011, as compared to an operating spread of 117 basis points for the year ended December 31, 2010.

Sales

Total sales were $798.7 million for the year ended December 31, 2011.

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

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$268,200	$289,794	$324,497	(7.5)%	(10.7)%
Reinsurance ceded	(97,302)	(110,911)	(134,205)	(12.3)	(17.4)
Net premiums and policy fees	170,898	178,883	190,292	(4.5)	(6.0)
Net investment income	21,650	23,959	28,448	(9.6)	(15.8)
Other income	90,039	66,755	53,009	34.9	25.9
Total operating revenues	282,587	269,597	271,749	4.8	(0.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	88,257	86,799	109,381	1.7	(20.6)
Amortization of deferred policy acquisition costs	26,255	29,540	29,908	(11.1)	(1.2)
Other operating expenses	151,928	130,585	116,346	16.3	12.2
Total benefits and expenses	266,440	246,924	255,635	7.9	(3.4)
INCOME BEFORE INCOME TAX	16,147	22,673	16,114	(28.8)	40.7
OPERATING INCOME	$16,147	$22,673	$16,114	(28.8)	40.7

The following table summarizes key data for the Asset Protection segment:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Sales
Credit insurance	$35,767	$36,216	$35,361	(1.2)%	2.4%
Service contracts	286,485	235,585	215,324	21.6	9.4
Other products	72,908	54,489	42,831	33.8	27.2
	$395,160	$326,290	$293,516	21.1	11.2
Loss Ratios (1)
Credit insurance	33.8%	37.8%	33.7%
Service contracts	56.5	56.7	56.5
Other products	33.8	(11.3)	101.0

(1) Incurred claims as a percentage of earned premiums

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Segment operating income

Operating income was $16.1 million, representing a decrease of $6.5 million, or 28.8%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract earnings decreased $6.5 million, or 58.5%, primarily related to higher commissions and reduced investment income due to lower balances and yields. Earnings from other products, including the GAP product and non-core lines, decreased $3.2 million, or 21.9%, primarily due to a $7.8 million excess reserve release in the first quarter of 2010 related to the runoff Lender’s Indemnity line of business. Credit insurance earnings increased $3.2 million primarily due to lower loss ratios and lower expenses.

Net premiums and policy fees

Net premiums and policy fees decreased $8.0 million, or 4.5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract premiums decreased $8.1 million, or 5.7%. Credit insurance premiums decreased $2.1 million, or 10.0%. The decrease was primarily the result of decreasing sales in prior years and the related impact on earned premiums. Within the other product lines, primarily GAP, net premiums increased $2.2 million, or 13.7%.

Other income

Other income increased $23.3 million, or 34.9%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to an increase in 2011 sales reflecting improvement in the U.S. automobile market and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $1.5 million, or 1.7%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract claims decreased $4.8 million, or 6.0% and credit insurance claims decreased $1.5 million, or 19.6%, as compared to the year ended December 31, 2010. Other products claims increased $7.8 million due to a $7.8 million excess reserve release related to the final settlement in the runoff Lender’s Indemnity line of business that was recorded in the first quarter of 2010.

Amortization of DAC and Other operating expenses

Amortization of DAC was $3.3 million, or 11.1%, lower for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to reduced amortization in the credit insurance product line. Other operating expenses increased $21.3 million, or 16.3%, for the year ended December 31, 2011, primarily due to higher commission expense resulting from an increase in sales.

Sales

Total segment sales increased $68.9 million, or 21.1%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. Service contract sales increased $50.9 million, or 21.6%. Sales in other products increased $18.4 million, or 33.8%, primarily in the GAP product line. Increases in the service contract and GAP lines are attributable to the improvement in auto sales over the prior year and increased market share. Credit insurance sales decreased $0.4 million, or 1.2%, as compared to the prior year.

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

Net premiums and policy fees

Net premiums and policy fees decreased $11.4 million, or 6.0%, for the year ended December 31, 2010, as compared to the year ended December 31, 2009. Credit insurance premiums decreased $3.7 million, or 15.3%, as compared to the prior year end. Service contract premiums decreased $6.9 million, or 4.6%, as compared to the prior year end. Within the other product lines, net premiums decreased $0.8 million, or 4.9%, as compared to the prior year end. The decrease was due to the impact of decreasing sales in prior years and the related impact on earned premiums.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(97,302)	$(110,911)	$(134,205)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(63,406)	(77,188)	(94,696)
Amortization of deferred policy acquisition costs	(24,614)	(31,970)	(43,948)
Other operating expenses	(11,759)	(11,046)	(14,169)
Total benefits and expenses	(99,779)	(120,204)	(152,813)

NET IMPACT OF REINSURANCE (1)	$2,477	$9,293	$18,608

(1)        Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Reinsurance premiums ceded decreased $13.6 million, or 12.3%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease was primarily due to a decline in ceded dealer credit insurance premiums and GAP premiums due to lower sales in prior years.

Benefits and settlement expenses ceded decreased $13.8 million, or 17.9%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The decrease was primarily due to lower losses in the service contract and GAP lines.

Amortization of DAC ceded decreased $7.4 million, or 23.0%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as the result of the decreases in the ceded dealer credit and GAP product lines. Other operating expenses ceded increased $0.7 million, or 6.5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily as a result of increases in the GAP product line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$21,469	$24,164	$26,568	(11.2)%	(9.0)%
Reinsurance ceded	(108)	(2)	(4)	n/m	(50.0)
Net premiums and policy fees	21,361	24,162	26,564	(11.6)	(9.0)
Net investment income	104,140	100,639	71,167	3.5	41.4
Realized gains (losses) - derivatives	—	168	1,205
Other income	36,802	5,463	134,542	n/m	(95.9)
Total operating revenues	162,303	130,432	233,478	24.4	(44.1)
Realized gains (losses) - investments	(1,801)	(5,846)	(148,590)
Realized gains (losses) - derivatives	(14,892)	(15,291)	49,825
Total revenues	145,610	109,295	134,713	33.2	(18.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	21,528	24,575	29,896	(12.4)	(17.8)
Amortization of deferred policy acquisition costs	2,654	1,694	1,900	56.7	(10.8)
Other operating expenses	131,136	117,621	109,444	11.5	7.5
Total benefits and expenses	155,318	143,890	141,240	7.9	1.9
INCOME (LOSS) BEFORE INCOME TAX	(9,708)	(34,595)	(6,527)	(71.9)	n/m
Less: realized gains (losses) - investments	(1,801)	(5,846)	(148,590)
Less: realized gains (losses) - derivatives	(14,892)	(15,291)	49,825
OPERATING INCOME (LOSS)	$6,985	$(13,458)	$92,238	n/m	n/m

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

Segment operating income (loss)

Corporate and Other segment operating income was $7.0 million for the year ended December 31, 2011, as compared to an operating loss of $13.5 million for the year ended December 31, 2010. The increase was primarily due to a $30.1 million favorable variance related to gains on the repurchase of non-recourse funding obligations. For the year ended December 31, 2011, $35.5 million of pre-tax gains were generated by repurchases as compared to $5.4 million of pre-tax gains generated during the year ended December 31, 2010. In addition, during 2011, we recorded $8.5 million of pre-tax earnings in the segment relating to the settlement of a dispute with respect to certain investments. Partially offsetting these favorable variances was a $9.2 million increase in interest expense related to non-recourse funding obligations.

Operating revenues

Net investment income for the segment increased $3.5 million, or 3.5%, for the year ended December 31, 2011, as compared to the year ended December 31, 2010, and net premiums and policy fees decreased $2.8 million, or 11.6%. The increase in net investment income was primarily the result of $8.5 million of pre-tax earnings relating to the settlement of a dispute with respect to certain investments and growth in core investment income. Partially offsetting this variance was a decrease of $12.4 million related to a portfolio of securities designated for trading compared to the year ended December 31, 2010. Other income increased $31.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to a $30.1 million favorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $11.4 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily due to an increase in other operating expenses of $13.5 million which includes a $9.2 million increase in interest expense related to non-recourse funding obligations. This increase was partially offset by a $3.0 million decrease in policy benefits on non-core lines of business.

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

Portfolio Description

As of December 31, 2011, our investment portfolio was approximately $34.9 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of December 31,
	2011		2010
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2011 - $21,172,568; 2010 - $19,732,704)	$22,829,335	65.5%	$20,314,417	64.9%
Privately issued bonds (amortized cost: 2011 - $4,936,563; 2010 - $4,234,952)	5,128,230	14.7	4,329,770	13.8
Fixed maturities	27,957,565	80.2	24,644,187	78.7
Equity securities (cost: 2011 - $303,578; 2010 - $307,971)	292,413	0.8	317,255	1.0
Mortgage loans	5,351,902	15.4	4,883,400	15.6
Investment real estate	10,991	0.0	7,196	0.0
Policy loans	879,819	2.5	793,448	2.5
Other long-term investments	264,031	0.8	283,002	0.9
Short-term investments	101,470	0.3	349,245	1.3
Total investments	$34,858,191	100.0%	$31,277,733	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $85.8 million and $114.3 million of short-term investments classified as trading securities as of December 31, 2011 and 2010, respectively. The trading portfolio includes invested assets of $2.9 billion as of December 31, 2011 and 2010, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of December 31, 2011, our fixed maturity investment holdings were approximately $28.0 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of December 31,
Rating	2011	2010
AAA	16.5%	17.2%
AA	8.0	6.3
A	27.6	21.3
BBB	41.0	44.4
Below investment grade	6.9	10.8
	100.0%	100.0%

We use various Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system.

During the years ended December 31, 2011 and 2010, we did not actively purchase securities below the BBB level.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of December 31, 2011, based upon amortized cost, $53.9 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $26.1 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

Changes in fair value for our available-for-sale portfolio, net of related DAC and VOBA, are charged or credited directly to shareowner’s equity, net of tax. Declines in fair value that are other-than-temporary are recorded as realized losses in the consolidated statements of income, net of any applicable non-credit component of the loss, which is recorded as an adjustment to other comprehensive income (loss).

The distribution of our fixed maturity investments by type is as follows:

	As of December 31,
Type	2011	2010
	(Dollars In Millions)
Corporate bonds	$20,128.7	$17,411.7
Residential mortgage-backed securities	2,651.0	2,905.7
Commercial mortgage-backed securities	740.8	311.6
Other asset-backed securities	971.0	991.7
U.S. government-related bonds	1,771.5	1,557.3
Other government-related bonds	137.9	327.8
States, municipals, and political subdivisions	1,556.7	1,138.4
Total fixed income portfolio	$27,957.6	$24,644.2

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $25.0 billion, or 89.4%, of our fixed maturities as “available-for-sale” as of December 31, 2011. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 10.6%, of our fixed maturities as of December 31, 2011. Fixed maturities with a fair value of $2.9 billion and short-term investments with a fair value of $85.8 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
AAA	$845,498	$824,553
AA	267,450	276,936
A	702,889	576,821
BBB	909,296	932,172
Below investment grade	211,672	246,062
Total Modco trading fixed maturities	$2,936,805	$2,856,544

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of December 31, 2011, were approximately $4.4 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - The tables below include a breakdown of our RMBS portfolio by type and rating as of December 31, 2011. As of December 31, 2011, these holdings were approximately $2.7 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	37.5%
PAC	29.0
Pass Through	11.1
Other	22.4
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	56.8%
AA	0.4
A	2.6
BBB	1.2
Below investment grade	39.0
100.0%

Alt-A Collateralized Holdings

As of December 31, 2011, we held securities with a fair value of $354.4 million, or 1.0% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2010, we held securities with a fair value of $401.0 million supported by collateral classified as Alt-A.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of December 31, 2011:

Percentage of
Alt-A
Rating	Securities
A	1.0
BBB	1.9
Below investment grade	97.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of December 31, 2011:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
A	$3.6	$—	$—	$—	$—	$3.6
BBB	6.8	—	—	—	—	6.8
Below investment grade	344.0	—	—	—	—	344.0
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$354.4	$—	$—	$—	$—	$354.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	0.6	—	—	—	—	0.6
Below investment grade	(66.5)	—	—	—	—	(66.5)
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$(65.9)	$—	$—	$—	$—	$(65.9)

Sub-prime Collateralized Holdings

As of December 31, 2011, we had RMBS, all rated AAA, with a total fair value of $0.1 million of total invested assets that were supported by collateral classified as sub-prime. As of December 31, 2010, we held securities with a fair value of $0.1 million that were supported by collateral classified as sub-prime. As of December 31, 2011, we reclassified approximately $38.8 million of our RMBS sub-prime holdings to ABS. The underlying collateral of these securities remain in the sub-prime category.

Prime Collateralized Holdings

As of December 31, 2011, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $2.3 billion, or 6.6%, of total invested assets. As of December 31, 2010, we held securities with a fair value of $2.5 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of December 31, 2011:

Percentage of
Prime
Rating	Securities
AAA	65.6%
AA	0.4
A	2.9
BBB	1.1
Below investment grade	30.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of December 31, 2011:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$708.4	$—	$85.9	$406.3	$306.0	$1,506.6
AA	9.9	—	—	—	—	9.9
A	66.3	—	—	—	—	66.3
BBB	24.4	—	—	—	—	24.4
Below investment grade	689.3	—	—	—	—	689.3
Total mortgage-backed securities collateralized by prime mortgage loans	$1,498.3	$—	$85.9	$406.3	$306.0	$2,296.5

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$45.2	$—	$8.0	$16.6	$15.3	$85.1
AA	0.3	—	—	—	—	0.3
A	0.4	—	—	—	—	0.4
BBB	(0.4)	—	—	—	—	(0.4)
Below investment grade	(31.3)	—	—	—	—	(31.3)
Total mortgage-backed securities collateralized by prime mortgage loans	$14.2	$—	$8.0	$16.6	$15.3	$54.1

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of December 31, 2011, the CMBS holdings were approximately $740.8 million. As of December 31, 2010, the CMBS holdings were approximately $311.6 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of December 31, 2011:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	69.7%
AA	8.9
A	21.4
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of December 31, 2011:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$156.4	$44.9	$—	$86.6	$228.4	$516.3
AA	7.3	—	—	29.5	29.3	66.1
A	39.2	—	5.9	34.7	78.6	158.4
Total commercial mortgage- backed securities	$202.9	$44.9	$5.9	$150.8	$336.3	$740.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$3.3	$1.8	$—	$5.9	$12.9	$23.9
AA	(0.4)	—	—	(1.7)	(0.5)	(2.6)
A	1.7	—	0.2	2.1	—	4.0
Total commercial mortgage- backed securities	$4.6	$1.8	$0.2	$6.3	$12.4	$25.3

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of December 31, 2011, these holdings were approximately $971.0 million. As of December 31, 2010, these holdings were approximately $991.7 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of December 31, 2011:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	72.1%
AA	11.8
A	9.6
BBB	0.6
Below investment grade	5.9
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of December 31, 2011:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$633.4	$—	$22.7	$32.0	$12.2	$700.3
AA	114.7	—	—	—	—	114.7
A	6.8	—	—	—	86.2	93.0
BBB	5.6	—	—	—	—	5.6
Below investment grade	57.4	—	—	—	—	57.4
Total other asset-backed securities	$817.9	$—	$22.7	$32.0	$98.4	$971.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2007 and
Rating	Prior	2008	2009	2010	2011	Total
	(Dollars In Millions)
AAA	$(25.4)	$—	$—	$—	$0.1	$(25.3)
AA	(10.5)	—	—	—	—	(10.5)
A	(0.3)	—	—	—	2.3	2.0
BBB	—	—	—	—	—	—
Below investment grade	(50.2)	—	—	—	—	(50.2)
Total other asset-backed securities	$(86.4)	$—	$—	$—	$2.4	$(84.0)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of December 31, 2011, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	December 31, 2011	Value	December 31, 2010	Value
	(Dollars In Thousands)
Banking	$2,282,096	8.2%	$2,046,515	8.3%
Other finance	247,963	0.9	162,157	0.7
Electric	3,726,291	13.3	3,145,491	12.8
Natural gas	2,261,519	8.1	2,153,935	8.7
Insurance	2,127,963	7.6	1,874,015	7.6
Energy	1,722,926	6.2	1,408,963	5.7
Communications	1,239,770	4.4	1,178,727	4.8
Basic industrial	1,196,626	4.3	1,110,947	4.5
Consumer noncyclical	1,324,561	4.7	1,146,240	4.7
Consumer cyclical	737,424	2.6	566,808	2.3
Finance companies	218,699	0.8	214,102	0.9
Capital goods	934,137	3.3	732,975	3.0
Transportation	622,729	2.2	551,088	2.2
Other industrial	175,063	0.6	148,819	0.6
Brokerage	520,892	1.9	484,111	2.0
Technology	677,844	2.4	405,187	1.6
Real estate	83,208	0.3	55,424	0.2
Other utility	28,973	0.1	26,233	0.1
Commercial mortgage-backed securities	740,775	2.6	311,564	1.3
Other asset-backed securities	970,957	3.5	991,732	4.0
Residential mortgage-backed non-agency securities	1,215,872	4.3	2,079,795	8.4
Residential mortgage-backed agency securities	1,435,135	5.1	825,869	3.4
U.S. government-related securities	1,771,535	6.3	1,557,295	6.3
Other government-related securities	137,862	0.5	327,760	1.3
State, municipals, and political divisions	1,556,745	5.8	1,138,435	4.6
Total	$27,957,565	100.0%	$24,644,187	100.0%

Our investments in debt and equity securities are reported at fair value. As of December 31, 2011, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $28.0 billion, which was 7.3% above amortized cost of $26.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of December 31, 2011, our mortgage loan holdings were approximately $5.4 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

Our commercial mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. Interest income, amortization of premiums and discounts, and prepayment fees are reported in net investment income.

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of December 31, 2011 and December 31, 2010, our allowance for mortgage loan credit losses was $5.0 million and $11.7 million, respectively. While our mortgage loans do not have quoted market values, as of December 31, 2011, we estimated the fair value of our mortgage loans to be $6.2 billion (using discounted cash flows from the next call date), which was 14.4% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2011 and December 31, 2010, approximately $876.8 million and $884.7 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $196.6 million will become due in 2012, $1.4 billion in 2013 through 2017, $772.9 million in 2018 through 2022, and $272.4 million thereafter.

As of December 31, 2011, less than 0.08%, or $28.4 million, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of December 31, 2011, $9.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during year ended December 31, 2011.

As of December 31, 2011, $18.4 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the year ended December 31, 2011. In addition, we foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the year ended December 31, 2011.

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

Securities Lending

In prior periods, we participated in securities lending, primarily as an enhancement to our investment yield. Securities that we held as investments were loaned to third parties for short periods of time. We required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million, were instead retained by us and are included in our fixed maturities as of December 31, 2011. We currently do not have any intent to sell these securities, nor do we anticipate being required to sell them.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of December 31, 2011:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$3,762,741	15.1%
AA	1,963,853	7.9
A	7,008,724	28.0
BBB	10,551,661	42.2
Investment grade	23,286,979	93.2
BB	620,643	2.5
B	249,108	1.0
CCC or lower	840,870	3.3
Below investment grade	1,710,621	6.8
Total	$24,997,600	100.0%

Not included in the table above are $2.7 billion of investment grade and $232.7 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of December 31, 2011. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of December 31, 2011:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Federal National Mortgage Association	$247.1	$—	$247.1
Federal Home Loan Mortgage Corp.	241.8	—	241.8
Nextera Energy Inc.	189.0	—	189.0
Berkshire Hathaway Inc.	177.1	—	177.1
Comcast Corp.	170.6	—	170.6
Verizon Communications Inc.	161.1	—	161.1
First Energy Corp.	155.6	—	155.6
Rio Tinto	151.3	—	151.3
JP Morgan Chase and Company	145.0	1.0	146.0
AT&T Corporation	142.8	—	142.8

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

The FASB has issued guidance related to other-than-temporary impairments for debt securities. This guidance addresses the timing of impairment recognition and provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Impairments will continue to be measured at fair value with credit losses recognized in earnings and non-credit losses recognized in other comprehensive income. This guidance also requires disclosures regarding measurement techniques, credit losses, and an aging of securities with unrealized losses. For the year ended December 31, 2011, we recorded total other-than-temporary impairments of approximately $62.2 million, with $14.9 million of this amount recorded in other comprehensive income (loss).

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

Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the year ended December 31, 2011, we concluded that approximately $47.3 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $14.9 million of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the year ended December 31, 2011.

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

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. Although the financial relief plan announced by European leaders on October 27, 2011 initially drew favorable responses from the financial markets, details remain to be negotiated and implementation is subject to certain contingencies and risks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. For the year ended December 31, 2011, we recorded $28.6 million of impairments and credit related losses related to our European holdings, which resulted in a charge to earnings. The chart shown below includes our non-sovereign fair value exposures in these countries as of December 31, 2011. As of December 31, 2011, we had no unfunded exposure and had no direct sovereign fair value exposure.

	Non-sovereign Debt		Total Gross Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$372.1	$347.2	$719.3
Switzerland	131.0	193.6	324.6
France	127.4	78.3	205.7
Sweden	163.5	—	163.5
Netherlands	80.9	66.4	147.3
Spain	38.7	79.0	117.7
Belgium	—	103.1	103.1
Germany	31.8	61.5	93.3
Ireland	5.3	82.2	87.5
Luxembourg	—	50.1	50.1
Italy	—	40.7	40.7
Norway	—	13.9	13.9
Total securities	950.7	1,116.0	2,066.7
Derivatives:
Germany	3.8	—	3.8
	$954.5	$1,116.0	$2,070.5

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The Year Ended December 31,			Change
	2011	2010	2009	2011	2010
	(Dollars In Thousands)
Fixed maturity gains - sales	$95,384	$93,310	$26,805	$2,074	$66,505
Fixed maturity losses - sales	(15,340)	(41,494)	(21,957)	26,154	(19,537)
Equity gains - sales	9,136	6,492	14,367	2,644	(7,875)
Equity losses - sales	—	(3)	(56)	3	53
Impairments on fixed maturity securities	(47,321)	(39,550)	(160,319)	(7,771)	120,769
Impairments on equity securities	—	(1,815)	(19,572)	1,815	17,757
Modco trading portfolio trading activity	164,224	109,399	285,178	54,825	(175,779)
Other	(5,651)	(9,283)	(628)	3,632	(8,655)
Total realized gains (losses) - investments	$200,432	$117,056	$123,818	$83,376	$(6,762)

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$164,221	$(11,778)	$—	$175,999	$(11,778)
Equity futures - VA	(30,061)	(42,258)	—	12,197	(42,258)
Currency futures - VA	2,977	—	—	—	—
Volatility swaps - VA	(239)	(2,433)	—	—	—
Equity options - VA	(15,051)	(1,824)	—	—	—
Interest rate swaps - VA	7,718	—	—	—	—
Credit default swaps - VA	(7,851)	—	—	—	—
Embedded derivative - GMWB	(127,537)	(5,728)	19,722	(121,809)	(25,450)
Total derivatives related to variable annuity contracts	(5,823)	(64,021)	19,722	66,387	(79,486)
Embedded derivative - Modco reinsurance treaties	(134,340)	(67,989)	(252,698)	(66,351)	184,709
Interest rate swaps	(11,264)	(8,427)	39,317	(2,837)	(47,744)
Interest rate caps	(2,801)	—	—	(2,801)	—
Interest rate futures	—	—	6,889	—	(6,889)
Interest rate floors/YRT(1) premium support arrangements	(300)	(4,800)	4,300	4,500	(9,100)
Other derivatives	(477)	799	5,590	(1,276)	(4,791)
Total realized gains (losses) - derivatives	$(155,005)	$(144,438)	$(176,880)	$64,009	$(42,787)

(1) YRT - yearly renewtable term

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the year ended December 31, 2011, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

The $9.1 million of gains included in equity securities primarily relates to gains of $6.9 million on the sale of securities that had recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the year ended December 31, 2011, we recognized pre-tax other-than-temporary impairments of $47.3 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $14.9 million of non-credit losses in other comprehensive income (loss) for the securities where an other-than-temporary impairment was recorded. For the year ended December 31, 2010, we recognized pre-tax other-than-temporary impairments of $41.4 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For the Year Ended December 31,
	2011	2010
	(Dollars In Millions)
Alt-A MBS	$17.9	$25.1
Other MBS	15.0	11.1
Corporate Bonds	12.4	4.4
Sub-prime Bonds	2.0	0.8
Total	$47.3	$41.4

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the year ended December 31, 2011, we sold securities in an unrealized loss position with a fair value of $263.1 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$148,457	56.4%	$(1,508)	9.8%
>90 days but <= 180 days	37,334	14.2	(2,259)	14.7
>180 days but <= 270 days	—	0.0	—	0.0
>270 days but <= 1 year	41,676	15.8	(2,582)	16.8
>1 year	35,617	13.6	(8,991)	58.7
Total	$263,084	100.0%	$(15,340)	100.0%

For the year ended December 31, 2011, we sold securities in an unrealized loss position with a fair value (proceeds) of $263.1 million. The loss realized on the sale of these securities was $15.3 million. The $15.3 million loss recognized on available-for-sale securities for the year ended December 31, 2011, includes an $8.1 million loss on the sale of Societe Generale and a $2.2 million loss on the sale of BNP Paribas. We made the decision to exit these holdings in order to reduce our European financial exposure.

For the year ended December 31, 2011, we sold securities in an unrealized gain position with a fair value of $2.2 billion. The gain realized on the sale of these securities was $104.5 million.

The $5.7 million of other realized losses recognized for the year ended December 31, 2011, consists of the decrease in the mortgage loan reserves of $6.7 million, mortgage loan losses of $9.5 million, an impairment on a partnership of $2.6 million, real estate losses of $0.5 million, and other gains of $0.2 million.

For the year ended December 31, 2011, net gains of $164.2 million primarily related to mark-to-market changes on our Modco trading portfolios associated with the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four related non-insurance companies (which collectively are referred to as the “Chase Insurance Group”), acquisition were also included in realized gains and losses. Of this amount, approximately $29.4 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. Additional details on our investment performance and evaluation are provided in the sections below.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We use equity, interest rate, and currency futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in a net pre-tax loss of $30.1 million, interest rate futures resulted in pre-tax gains of $164.2 million, and currency futures resulted in net pre-tax gains of $3.0 million, for the year ended December 31, 2011, respectively.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $15.1 million and volatility swaps resulted in a net pre-tax loss of $0.2 million for the year ended December 31, 2011, respectively.

We use interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. These positions resulted in net pre-tax gains of $7.7 million for the year ended December 31, 2011.

We entered into credit default swaps to partially mitigate our non-performance risk related to certain GMWB within our variable annuity products. We reported net pre-tax losses of $7.9 million for the year ended December 31, 2011. Net settlements received were $2.5 million, offset by termination losses of $10.4 million. As of December 31, 2011, we do not hold any remaining credit default swaps.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized losses of $127.5 million for the year ended December 31, 2011.

We also have in place various modified coinsurance and funds withheld arrangements that contain embedded derivatives. The $134.3 million of pre-tax losses on these embedded derivatives for the year ended December 31, 2011, was the result of spread tightening and a decline in treasury yields. For the year ended December 31, 2011, the investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market gains that substantially offset the losses on these embedded derivatives.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax losses of $11.3 million for the year ended December 31, 2011. The net losses were the result of $10.4 million in realized losses due to terminations, $3.1 million in realized losses due to interest settlements, and $2.2 million in unrealized gains during the year ended December 31, 2011.

We purchased interest rate caps during the year ended December 31, 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.8 million for the year ended December 31, 2011.

We have an interest rate floor agreement and an YRT premium support arrangement with PLC. We recognized a pre-tax loss of $0.3 million for the year ended December 31, 2011, related to the interest rate floor agreement.

We also use various swaps to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.5 million for the year ended December 31, 2011.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after December 31, 2011, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. As of December 31, 2011, we had an overall net unrealized gain of $1.8 billion, prior to tax and DAC offsets, and an overall net unrealized gain of $685.8 million as of December 31, 2010.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of December 31, 2011, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,424,668	34.8%	$1,488,284	32.8%	$(63,616)	14.2%
>90 days but <= 180 days	932,180	22.8	1,003,983	22.1	(71,803)	16.1
>180 days but <= 270 days	367,229	9.0	411,510	9.1	(44,281)	9.9
>270 days but <= 1 year	104,889	2.6	117,248	2.6	(12,359)	2.8
>1 year but <= 2 years	221,524	5.4	285,310	6.3	(63,786)	14.3
>2 years but <= 3 years	21,132	0.5	23,826	0.5	(2,694)	0.6
>3 years but <= 4 years	654,466	16.0	755,514	16.7	(101,048)	22.6
>4 years but <= 5 years	171,168	4.2	212,283	4.7	(41,115)	9.2
>5 years	192,609	4.7	239,259	5.2	(46,650)	10.3
Total	$4,089,865	100.0%	$4,537,217	100.0%	$(447,352)	100.0%

The majority of the unrealized loss as of December 31, 2011 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2010. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of December 31, 2011, the Barclays Investment Grade Index was priced at 220.53 bps versus a 10 year average of 168.58 bps. Similarly, the Barclays High Yield Index was priced at 750.05 bps versus a 10 year average of 643.51 bps. As of December 31, 2011, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.833%, 1.877%, and 2.895%, as compared to 10 year averages of 3.171%, 3.938%, and 4.601%, respectively.

As of December 31, 2011, 45.7% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

Expectations that investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is reasonably possible that the underlying collateral of these investments will perform worse than current market expectations and that such an event may lead to adverse changes in the cash flows on our holdings of these types of securities. This could lead to potential future write-downs within our portfolio of mortgage-backed and asset-backed securities. Expectations that our investments in corporate securities and/or debt obligations will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any such market movements in our financial statements.

As of December 31, 2011, there were estimated gross unrealized losses of $53.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of December 31, 2011, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

For the year ended December 31, 2011, we recorded $47.3 million of pre-tax other-than-temporary impairments related to estimated credit losses. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers or underlying collateral have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. Excluding the securities on which other-than-temporary impairments were recorded, we expect these investments to continue to perform in accordance with their original contractual terms. We have the ability and intent to hold these investments until maturity or until the fair values of the investments have recovered, which may be at maturity. Additionally, we do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of December 31, 2011, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$1,166,677	28.5%	$1,293,063	28.5%	$(126,386)	28.3%
Other finance	22,522	0.6	25,382	0.6	(2,860)	0.6
Electric	138,291	3.4	165,127	3.6	(26,836)	6.0
Natural gas	97,461	2.4	104,568	2.3	(7,107)	1.6
Insurance	351,962	8.6	386,996	8.5	(35,034)	7.8
Energy	13,373	0.3	18,495	0.4	(5,122)	1.1
Communications	47,331	1.2	56,167	1.2	(8,836)	2.0
Basic industrial	137,724	3.4	146,533	3.2	(8,809)	2.0
Consumer noncyclical	13,488	0.3	13,847	0.3	(359)	0.1
Consumer cyclical	48,021	1.2	56,211	1.2	(8,190)	1.8
Finance companies	62,138	1.5	70,441	1.6	(8,303)	1.9
Capital goods	129,861	3.2	138,951	3.1	(9,090)	2.0
Transportation	—	0.0	—	0.0	—	0.0
Other industrial	27,868	0.7	30,717	0.7	(2,849)	0.6
Brokerage	139,712	3.4	153,159	3.4	(13,447)	3.0
Technology	69,105	1.7	72,275	1.6	(3,170)	0.7
Real estate	1,347	0.0	1,391	0.0	(44)	0.0
Other utility	21	0.0	44	0.0	(23)	0.0
Commercial mortgage-backed securities	78,893	1.9	83,122	1.8	(4,229)	0.9
Other asset-backed securities	722,292	17.7	813,190	17.9	(90,898)	20.3
Residential mortgage-backed non-agency securities	739,392	18.1	824,683	18.1	(85,291)	19.2
Residential mortgage-backed agency securities	61,075	1.5	61,486	1.5	(411)	0.1
U.S. government-related securities	21,311	0.4	21,369	0.5	(58)	0.0
Other government-related securities	—	0.0	—	0.0	—	0.0
States, municipals, and political divisions	—	0.0	—	0.0	—	0.0
Total	$4,089,865	100.0%	$4,537,217	100.0%	$(447,352)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of December 31,
	2011	2010

Banking	28.3%	14.1%
Other finance	0.6	0.4
Electric	6.0	7.5
Natural gas	1.6	3.2
Insurance	7.8	7.0
Energy	1.1	0.4
Communications	2.0	1.6
Basic industrial	2.0	1.3
Consumer noncyclical	0.1	1.1
Consumer cyclical	1.8	2.1
Finance companies	1.9	1.8
Capital goods	2.0	1.8
Transportation	0.0	0.7
Other industrial	0.6	1.0
Brokerage	3.0	2.3
Technology	0.7	1.2
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.9	0.2
Other asset-backed securities	20.3	15.7
Residential mortgage-backed non-agency securities	19.2	29.3
Residential mortgage-backed agency securities	0.1	0.5
U.S. government-related securities	0.0	0.8
Other government-related securities	0.0	0.0
States, municipals, and political divisions	0.0	6.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of December 31, 2011, varies, with 25.4% maturing in less than 5 years, 22.5% maturing between 5 and 10 years, and 52.1% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of December 31, 2011:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,746,837	42.7%	$1,857,694	40.9%	$(110,857)	24.8%
BBB	1,013,389	24.8	1,106,811	24.4	(93,422)	20.9
Investment grade	2,760,226	67.5	2,964,505	65.3	(204,279)	45.7
BB	377,313	9.2	420,010	9.3	(42,697)	9.5
B	232,043	5.7	282,769	6.2	(50,726)	11.3
CCC or lower	720,283	17.6	869,933	19.2	(149,650)	33.5
Below investment grade	1,329,639	32.5	1,572,712	34.7	(243,073)	54.3
Total	$4,089,865	100.0%	$4,537,217	100.0%	$(447,352)	100.0%

As of December 31, 2011, we held a total of 438 positions that were in an unrealized loss position. Included in that amount were 191 positions of below investment grade securities with a fair value of $1.3 billion that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $243.1 million, of which $184.5 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 3.8% of invested assets.

As of December 31, 2011, securities in an unrealized loss position that were rated as below investment grade represented 32.5% of the total fair value and 54.3% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of December 31, 2011, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $255.3 million. A widening of credit spreads is estimated to account for unrealized losses of $503.8 million, with changes in treasury rates offsetting this loss by an estimated $248.5 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of December 31, 2011, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 2.43 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of December 31, 2011:

Weighted-Average
Non-agency portfolio	Life

Prime	1.83
Alt-A	3.84

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of December 31, 2011:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$164,213	12.4%	$179,610	11.4%	$(15,397)	6.3%
>90 days but <= 180 days	187,743	14.1	204,298	13.0	(16,555)	6.8
>180 days but <= 270 days	82,625	6.2	97,543	6.2	(14,918)	6.1
>270 days but <= 1 year	73,854	5.6	85,592	5.4	(11,738)	4.8
>1 year but <= 2 years	85,926	6.5	118,784	7.6	(32,858)	13.5
>2 years but <= 3 years	19,135	1.4	21,822	1.4	(2,687)	1.1
>3 years but <= 4 years	507,152	38.1	596,888	38.0	(89,736)	36.9
>4 years but <= 5 years	67,794	5.1	90,072	5.7	(22,278)	9.2
>5 years	141,197	10.6	178,103	11.3	(36,906)	15.3
Total	$1,329,639	100.0%	$1,572,712	100.0%	$(243,073)	100.0%

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

In the event of significant unanticipated cash requirements beyond our normal liquidity needs, we have additional sources of liquidity available depending on market conditions and the amount and timing of the liquidity need. These additional sources of liquidity include cash flows from operations, the sale of liquid assets, accessing our credit facility, and other sources described herein.

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of December 31, 2011, we had no outstanding balance related to such borrowings. For the year ended December 31, 2011, we had a maximum balance outstanding of $348.2 million related to these programs. The average daily balance was $147.7 million during the year ended December 31, 2011.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that we are liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. We did not have an outstanding balance under the Credit Facility as of December 31, 2011. PLC had an outstanding balance of $170.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2011. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2011.

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

We are a member of the FHLB of Cincinnati. FHLB advances provide an attractive funding source for short-term borrowing and for the sale of funding agreements. Membership in the FHLB requires that we purchase FHLB capital stock based on a minimum requirement and a percentage of the dollar amount of advances outstanding. Our borrowing capacity is determined by the following factors: 1) total advance capacity is limited to the lower of 50% of total assets or 100% of mortgage-related assets of Protective Life Insurance Company 2) ownership of appropriate capital and activity stock to support continued membership in the FHLB and current and future advances, and 3) the availability of adequate eligible mortgage or treasury/agency collateral to back current and future advances.

We held $64.6 million of FHLB common stock as of December 31, 2011, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of December 31, 2011, we had $1.0 billion of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of December 31, 2011, we reported approximately $664.8 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of December 31, 2011, 85% of these ARS were rated Aaa/AAA and the remaining 15% were rated Aaa/AA- or better. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of December 31, 2011, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $42.7 million and $16.7 million was recorded as of December 31, 2011 and December 31, 2010, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we have the ability and intent to hold these securities until their values recover or maturity. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of December 31, 2011, to fund mortgage loans in the amount of $182.4 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of December 31, 2011, we held cash and short-term investments of $271.2 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)

Net cash provided by operating activities	$632,399	$689,508	$1,206,814
Net cash used in investing activities	(787,744)	(599,791)	(386,885)
Net cash provided by (used in) financing activities	88,122	(15,577)	(784,880)
Total	$(67,223)	$74,140	$35,049

For The Year Ended December 31, 2011 as compared to The Year Ended December 31, 2010

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

Net cash used in investing activities - Changes in cash from investing activities primarily related to the activity in our investment portfolio. In addition, during the year ended December 31, 2011, we completed the reinsurance transaction with Liberty Life and we made a final payment in 2011 for the United Investors acquisition.

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $281.4 million more inflows of investment product and universal life net activity, compared to the prior year. We repurchased $112.2 million of non-recourse funding obligations during 2011, as compared to $194.2 million during 2010. Dividends paid in the form of cash to our parent company in 2011 equaled $215.0 million, as compared to no payment activity in 2010.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

We have a $500 million revolving line of credit (the “Credit Facility”), under which we could borrow funds with balances due April 16, 2013. PLC had an outstanding balance of $170.0 million as of December 31, 2011, under the Credit Facility at an interest rate of LIBOR plus 0.40%.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2011. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of December 31, 2011, securities related to $407.8 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $40.8 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $126.4 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of our wholly-owned subsidiary, West Coast Life Insurance Company (“WCL”). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by us or one of our affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $455 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011.

On April 29, 2011, in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada, we reinsured a life and health insurance block from Liberty Life. The capital invested by us in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with closing, we invested $40 million in a surplus note issued by Athene Life Re.

A life insurance company’s statutory capital is computed according to rules prescribed by the NAIC, as modified by state law. Generally speaking, other states in which a company does business defer to the interpretation of the domiciliary state with respect to NAIC rules, unless inconsistent with the other state’s regulations. Statutory accounting rules are different from GAAP and are intended to reflect a more conservative view, for example, requiring immediate expensing of policy acquisition costs. The NAIC’s risk-based capital (“RBC”) requirements require insurance companies to calculate and report information under a risk-based capital formula. The achievement of long-term growth will require growth in our statutory capital and that of our insurance subsidiaries. We may secure additional statutory capital through various sources, such as retained statutory earnings or equity contributions. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner.

State insurance regulators and the NAIC have adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense, and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. We manage our capital consumption by using the ratio of our total adjusted capital, as defined by the insurance regulators, to our company action level RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2011, our total adjusted capital and company action level RBC was $2.9 billion and $680.5 million, respectively, providing an RBC ratio of approximately 433%.

Statutory reserves established for variable annuity contracts are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees and product design. As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period. Market conditions greatly influence the capital required due to its impact on the valuation of reserves and derivative investments mitigating the risk in these reserves. For example, if the level of the S&P 500 had been 10% lower as of December 31, 2011, we estimate that our RBC ratio would have declined by approximately 15 to 20 points. Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2011, we estimate that our RBC ratio would have increased by an insignificant amount. Risk mitigation activities may result in material and sometimes counterintuitive impacts on statutory surplus and capital margin. Notably, as changes in these market and non-market factors occur, both our potential obligation and the related statutory reserves and/or required capital can vary at a non linear rate.

Our statutory surplus is impacted by credit spreads as a result of accounting for the assets and liabilities on our fixed MVA annuities. Statutory separate account assets supporting the fixed MVA annuities are recorded at fair value. In determining the statutory reserve for the fixed MVA annuities, we are required to use current crediting rates based on U.S. Treasuries. In many capital market scenarios, current crediting rates based on U.S. Treasuries are highly correlated with market rates implicit in the fair value of statutory separate account assets. As a result, the change in the statutory reserve from period to period will likely substantially offset the change in the fair value of the statutory separate account assets. However, in periods of volatile credit markets, actual credit spreads on investment assets may increase or decrease sharply for certain sub-sectors of the overall credit market, resulting in statutory separate account asset market value gains or losses. As actual credit spreads are not fully reflected in current crediting rates based on U.S. Treasuries, the calculation of statutory reserves will not substantially offset the change in fair value of the statutory separate account assets resulting in a change in statutory surplus. The result of this mismatch had an immaterial impact on our statutory surplus for the year ended December 31, 2011, as compared to a positive impact to our statutory surplus of approximately $79 million on a pre-tax basis for the year ended December 31, 2010.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that such reinsurer assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the year ended December 31, 2011, we ceded premiums to third party reinsurers amounting to $1.4 billion. In addition, we had receivables from reinsurers amounting to $5.5 billion as of December 31, 2011. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate. For additional information related to our reinsurance exposure, see Note 8, Reinsurance.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of December 31, 2011:

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

As of December 31, 2011, we had policy liabilities and accruals of approximately $22.1 billion. Our interest-sensitive life insurance policies have a weighted-average minimum credited interest rate of approximately 3.62%.

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

As of December 31, 2011, we carried a $5.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$3,116,744	$69,204	$138,409	$138,409	$2,770,722
Stable value products(2)	2,901,535	1,032,884	1,049,287	797,357	22,007
Operating leases(3)	33,092	9,337	14,673	8,088	994
Home office lease(4)	76,542	737	75,805	—	—
Mortgage loan and investment commitments	191,165	191,165	—	—	—
Policyholder obligations(5)	25,785,150	2,400,291	3,197,338	2,938,259	17,249,262
Total	$32,104,228	$3,703,618	$4,475,512	$3,882,113	$20,042,985

(1)        Non-recourse funding obligations include all principal amounts owed on note agreements and expected interest payments due over the term of the notes.

(2)        Anticipated stable value products cash flows including interest.

(3)        Includes all lease payments required under operating lease agreements.

(4)        The lease payments shown assume we exercise our option to purchase the building at the end of the lease term. Additionally, the payments due by the periods above were computed based on the terms of the renegotiated lease agreement, which was entered in January 2007.

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

Employee Benefit Plans

PLC sponsors a defined benefit pension plan covering substantially all of its employees. In addition, PLC sponsors an unfunded excess benefit plan and provides other postretirement benefits to eligible employees.

PLC reports the net funded status of its pension and other postretirement plans in the consolidated balance sheet. The net funded status represents the differences between the fair value of plan assets and the projected benefit obligation.

PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as it may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%. During January of 2012, PLC made a $2.3 million contribution to the defined benefit pension plan. PLC has not yet determined the total amount it will fund for the remainder of 2012, but it estimates that the amount will be between $15 million and $20 million.

For a complete discussion of PLC’s benefit plans, additional information related to the funded status of its benefit plans, and its funding policy, see Note 14, Employee Benefit Plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 19, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of December 31, 2011, $847.8 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of December 31, 2011, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $19.1 million and $437.6 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of December 31, 2011, the Level 3 fair value of these liabilities was $136.5 million.

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

Of our $866.9 million of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $643.2 million were ABS. Of this amount, $614.8 million were student loan related ABS and $28.4 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$290
2003	94
2004	117
2005	9
2006	28
2007	105
Total	$643

The ABS was rated as follows: $529.7 million were AAA rated, $110.3 million were AA rated, and $3.2 million were A rated. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, changes in the yield curve, changes in spreads between risk-adjusted and risk-free interest rates, changes in foreign currency rates, changes in used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 20, Derivative Financial Instruments for additional information on our financial instruments.

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

We are exposed to credit risk within our investment portfolio and through derivative counterparties. Credit risk relates to the uncertainty of an obligor’s continued ability to make timely payments in accordance with the contractual terms of the instrument or contract. We manage credit risk through established investment policies which attempt to address quality of obligors and counterparties, credit concentration limits, diversification requirements, and acceptable risk levels under expected and stressed scenarios. Derivative counterparty credit risk is measured as the amount owed to us based upon current market conditions and potential payment obligations between us, net of collateral held, and our counterparties. We minimize the credit risk in derivative financial instruments by entering into transactions with high quality counterparties, (A-rated or higher at the time we enter into the contract) and we maintain collateral support agreements with certain of those counterparties.

We utilize a risk management strategy that includes the use of derivative financial instruments. Derivative instruments expose us to credit market and basis risk. Such instruments can change materially in value from quarter-to-quarter. We minimize our credit risk by entering into transactions with highly rated counterparties. We manage the market and basis risks by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. We monitor our use of derivatives in connection with our overall asset/liability management programs and procedures. In addition, all derivative programs are monitored by our risk management department.

Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps and interest rate options. Our inflation risk management strategy involves the use of swaps that require us to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

Other Derivatives

We have an interest rate floor agreement and an YRT premium support arrangement with PLC.

We believe our asset/liability management programs and procedures and certain product features provide protection against the effects of changes in interest rates under various scenarios. Additionally, we believe our asset/liability management programs and procedures provide sufficient liquidity to enable us to fulfill our obligation to pay benefits under our various insurance and deposit contracts. However, our asset/liability management programs and procedures incorporate assumptions about the relationship between short-term and long-term interest rates (i.e., the slope of the yield curve), relationships between risk-adjusted and risk-free interest rates, market liquidity, spread movements, implied volatility, policyholder behavior, and other factors, and the effectiveness of our asset/liability management programs and procedures may be negatively affected whenever actual results differ from those assumptions.

The following table sets forth the estimated market values of our fixed maturity investments and mortgage loans resulting from a hypothetical immediate 100 basis point increase in interest rates from levels prevailing as of December 31, 2011, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2011
Fixed maturities	$25,975.4	(7.1)%
Mortgage loans	5,973.7	(4.4)
2010
Fixed maturities	$23,133.8	(6.2)%
Mortgage loans	5,090.1	(4.4)

Estimated fair values were derived from the durations of our fixed maturities and mortgage loans.  Duration measures the change in fair value resulting from a change in interest rates. While these estimated fair values provide an indication of how sensitive the fair values of our fixed maturities and mortgage loans are to changes in interest rates, they do not represent management’s view of future fair changes or the potential impact of fluctuations in credit spreads. Actual results may differ from these estimates.

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates.

As of December 31, 2011 and 2010, we had outstanding mortgage loan commitments of $182.4 million at an average rate of 5.58% and $212.5 million at an average rate of 5.94%, respectively, with estimated fair values of $211.9 million and $231.2 million, respectively (using discounted cash flows from the first call date). The following table sets forth the estimated fair value of our mortgage loan commitments resulting from a hypothetical immediate 100 basis point increase in interest rate levels prevailing as of December 31, 2011, and the percent change in fair value the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2011	$202.4	(4.5)%
2010	219.0	(5.3)

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

As of December 31, 2011, total derivative contracts with a notional amount of $13.3 billion were in a $435.5 million net loss position. Included in the $13.3 billion, is a notional amount of $2.8 billion in a $277.8 million net loss position that relates to our Modco trading portfolio. Also included in the total, is $4.6 billion in a $147.0 million net loss position that relates to our GMWB derivatives. As of December 31, 2010, total derivative contracts with a notional amount of $8.1 billion were in a $208.7 million net loss position. We recognized losses of $155.0 million, $144.4 million, and $176.9 million related to derivative financial instruments for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table sets forth the notional amount and fair value of our interest rate risk related derivative financial instruments and the estimated fair value resulting from a hypothetical immediate plus and minus 100 basis points change in interest rates from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 100 bps Change
			in the Underlying Reference
	Notional	Fair Value as of	Interest Rates
	Amount	December 31,	+100 bps	-100 bps
	(Dollars In Millions)
2011
Futures(1)	$885.5	$5.2	$(35.1)	$52.7
Caps	3,000.0	2.7	31.3	—
Floating to fixed Swaps(2)	476.5	(10.3)	(10.8)	(10.6)
Total	$4,362.0	$(2.4)	$(14.6)	$42.1

2010
Futures	$598.4	$(16.7)	$(87.9)	$63.5
Floating to fixed Swaps(2)	503.4	(24.1)	(7.7)	(41.9)
Total	$1,101.8	$(40.8)	$(95.6)	$21.6

(1) Interest rate change scenario subject to floor, based on treasury rates as of December 31, 2011.

(2) Includes an effect for inflation.

The following table sets forth the notional amount and fair value of our equity futures and options and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in equity level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
			in the Underlying Reference
	Notional	Fair Value as of	Index Equity Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2011
Futures	$239.4	$(0.6)	$(24.5)	$23.3
Options	440.2	19.6	11.1	34.2
Total	$679.6	$19.0	$(13.4)	$57.5

2010
Futures	$327.3	$(7.3)	$(40.7)	$26.2
Options	95.0	6.8	3.8	11.4
Total	$422.3	$(0.5)	$(36.9)	$37.6

The following table sets forth the notional amount and fair value of our currency futures and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in currency level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
			in the Underlying Reference
	Notional	Fair Value as of	Index Currency Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2011
Currency futures	$72.3	$0.8	$(6.3)	$8.0

The following table sets forth the notional amount and fair value of our variance swap and the estimated fair value resulting from a hypothetical immediate plus and minus ten percentage point change in volatility level from levels prevailing as of December 31:

			Fair Value Resulting From an
			Immediate +/- 10% Change
	Notional	Fair Value as of	in Volatility Level
	Amount	December 31,	+10%	-10%
	(Dollars In Millions)
2011
Variance swap	$—	$—	$—	$—

2010
Variance swap	$338.4	$(2.4)	$17.4	$(16.3)

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

Our stable value contract and annuity products tend to be more sensitive to market risks than our other products. As such, many of these products contain surrender charges and other features that reward persistency and penalize the early withdrawal of funds. Certain stable value and annuity contracts have market-value adjustments that protect us against investment losses if interest rates are higher at the time of surrender than at the time of issue. Additionally, approximately $1.9 billion of our stable value contracts have no early termination rights.

As of December 31, 2011, we had $2.8 billion of stable value product account balances with an estimated fair value of $2.9 billion (using discounted cash flows) and $10.9 billion of annuity account balances with an estimated fair value of $10.8 billion (using discounted cash flows). As of December 31, 2010, we had $3.1 billion of stable value product account balances with an estimated fair value of $3.2 billion (using discounted cash flows) and $10.6 billion of annuity account balances with an estimated fair value of $10.5 billion (using discounted cash flows).

The following table sets forth the estimated fair values of our stable value and annuity account balances resulting from a hypothetical immediate 100 basis point decrease in interest rates from levels prevailing and the percent change in fair value that the following estimated fair values would represent:

		Percent
As of December 31,	Amount	Change
	(Dollars In Millions)
2011
Stable value product account balances	$2,791.8	1.3%
Annuity account balances	10,879.4	1.0

2010
Stable value product account balances	$3,129.1	1.7%
Annuity account balances	10,577.4	1.0

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

Employee Benefit Plans

Pursuant to the accounting guidance related to our obligations to employees under its pension plan and other postretirement benefit plans, PLC is required to make a number of assumptions to estimate related liabilities and expenses. PLC’s most significant assumptions are those for the discount rate and expected long-term rate of return.

Discount Rate Assumption

The assumed discount rates used to determine the benefit obligations were based on an analysis of future benefits expected to be paid under the plans. The assumed discount rate reflects the interest rate at which an amount that is invested in a portfolio of high-quality debt instruments on the measurement date would provide the future cash flows necessary to pay benefits when they come due.

The following presents PLC’s estimates of the hypothetical impact to the December 31, 2011 benefit obligation and to the 2011 benefit cost, associated with sensitivities related to the discount rate assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans (1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Obligation:
100 basis point increase	$(24,249)	$(3,840)
100 basis point decrease	30,373	4,575

Increase (Decrease) in Benefit Cost:
100 basis point increase	(3,172)	(234)
100 basis point decrease	3,953	292

(1) Includes excess pension plan, retiree medical plan, and postretirement life insurance plan

Long-term Rate of Return Assumption

In assessing the reasonableness of PLC’s long-term rate of return assumption for its defined benefit pension plan, PLC obtained 25 year annualized returns for each of the represented asset classes. In addition, PLC received evaluations of market performance based on its asset allocation as provided by external consultants. A combination of these statistical analytics provided results that PLC utilized to determine an appropriate long-term rate of return assumption. In assessing the reasonableness of PLC’s long-term rate of return assumption for its postretirement life insurance plan, PLC utilized a 20 year annualized return and a 20 year average return on Barclay’s short treasury index. PLC’s long-term rate of return assumption was determined based on analytics related to these 20 year return results.

The following presents PLC’s estimates of the hypothetical impact to the 2011 benefit cost, associated with sensitivities related to the long-term rate of return assumption:

	Defined Benefit Pension Plan	Other Postretirement Benefit Plans (1)
	(Dollars in Thousands)
Increase (Decrease) in Benefit Cost:
100 basis point increase	$(1,293)	$(62)
100 basis point decrease	1,293	62

(1) Includes excess pension plan, retiree medical plan, and postretirement life insurance plan

For additional information on PLC’s benefit plan assumptions, see Note 14, Employee Benefit Plans.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2, Summary of Significant Accounting Policies, to the consolidated condensed financial statements for information regarding recently issued accounting standards. Included below, is accounting pronouncement ASU No. 2010-26 that we will adopt as of January 1, 2012 and the estimated effect on our statements.

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. Our expected retrospective adoption of this Update will result in a reduction in our deferred acquisition cost asset as well as a decrease in the future amortization associated with those previously deferred costs. There will also be a reduction in the level of costs we defer subsequent to adoption. We are evaluating the full effects of implementing this Update, but we currently estimate that its retrospective adoption will result in a cumulative effect adjustment to reduce the opening balance of shareowner’s equity (including accumulated other comprehensive income (loss)) of between 9% and 11% as of January 1, 2012, including a reduction of between approximately 27% and 29% of its existing deferred acquisition cost asset balance as of January 1, 2012. We currently estimate that if the change were in effect at December 31, 2011, the adoption of this Update would have resulted in a decrease to net income in 2011 of between 6% and 8%.

RECENT DEVELOPMENTS

The NAIC approved regulatory changes in 2011 that impacted us and our insurance subsidiaries and our competitors in 2011 and will continue to do so in 2012.  With regard to the amount of admitted deferred tax asset that an insurance company may report on its statutory financial statements, the NAIC implemented temporary rules that were first effective in 2009; these rules generally increased the amount of such assets during the three-year period ending December 31, 2011. During 2011, the NAIC issued Statement of Statutory Accounting Principles No. 101—Income Taxes, which replaces this previous set of rules regarding an insurance company’s statutory accounting for income taxes, beginning in 2012. At this time, we believe that the amount of admitted deferred tax assets that we will report in our 2012 statutory financial statements will not be materially different from what it would have reported had the aforementioned, previous set of rules stayed in effect.

In 2011, the NAIC announced more focused inquiries on certain matters that could have an impact on our financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, and reinsurance. In addition, the NAIC has been studying the reserving for universal life policies with secondary guarantees (“ULSG”), as defined in Actuarial Guideline XXXVIII (“AG38”). In January 2012, a subgroup of the NAIC approved a Draft Bifurcated Approach to AG38 (“Draft Bifurcated Approach”) that proposes revisions to reserving for ULSG products, applicable to both existing business and new business. The Company cannot predict whether the Draft Bifurcated Approach will be adopted, nor what form the final Draft Bifurcated Approach will take if it is adopted. The NAIC also continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. We cannot provide any estimate as to what impact these more focused inquires or proposed changes, if they occur, will have on our reserve and capital requirements.

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

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$2,784,134	$2,609,357	$2,674,680
Reinsurance ceded	(1,363,914)	(1,380,712)	(1,509,036)
Net of reinsurance ceded	1,420,220	1,228,645	1,165,644
Net investment income	1,753,444	1,624,845	1,603,063
Realized investment gains (losses):
Derivative financial instruments	(155,005)	(144,438)	(176,880)
All other investments	247,753	158,420	303,709
Other-than-temporary impairment losses	(62,210)	(74,970)	(227,587)
Portion recognized in other comprehensive income (before taxes)	14,889	33,606	47,696
Net impairment losses recognized in earnings	(47,321)	(41,364)	(179,891)
Other income	189,494	110,876	212,443
Total revenues	3,408,585	2,936,984	2,928,088
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2011 - $1,231,405; 2010 - $1,283,054; 2009 - $1,430,621)	2,222,220	2,076,392	1,960,046
Amortization of deferred policy acquisition costs and value of business acquired	300,450	189,255	320,357
Other operating expenses, net of reinsurance ceded: (2011 - $203,868; 2010 - $205,299; 2009 - $212,393)	373,964	284,070	222,651
Total benefits and expenses	2,896,634	2,549,717	2,503,054
Income before income tax	511,951	387,267	425,034
Income tax (benefit) expense
Current	(4,576)	6,544	(55,885)
Deferred	169,093	122,485	203,448
Total income tax expense	164,517	129,029	147,563
Net income	$347,434	$258,238	$277,471

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2011 - $26,109,131; 2010 - $23,967,656)	$27,957,565	$24,644,187
Equity securities, at fair value (cost: 2011 - $303,578; 2010 - $307,971)	292,413	317,255
Mortgage loans (includes amounts related to securitizations of: 2011 - $858,139; 2010 - $934,655)	5,351,902	4,883,400
Investment real estate, net of accumulated depreciation (2011 - $320; 2010 - $767)	10,991	7,196
Policy loans	879,819	793,448
Other long-term investments	264,031	283,002
Short-term investments	101,470	349,245
Total investments	34,858,191	31,277,733
Cash	169,775	236,998
Accrued investment income	347,857	322,351
Accounts and premiums receivable, net of allowance for uncollectible amounts (2011 - $3,864; 2010 - $4,295)	68,641	42,544
Reinsurance receivables	5,542,417	5,504,291
Deferred policy acquisition costs and value of business acquired	4,011,936	3,822,572
Goodwill	86,871	89,970
Property and equipment, net of accumulated depreciation (2011 - $132,579; 2010 - $128,437)	47,997	38,597
Other assets	351,327	399,205
Income tax receivable	62,311	37,628
Assets related to separate accounts
Variable annuity	6,741,959	5,170,193
Variable universal life	502,617	534,219
Total assets	$52,791,899	$47,476,301

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED BALANCE SHEETS

(continued)

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$20,867,727	$18,530,265
Unearned premiums	1,218,258	1,141,925
Total policy liabilities and accruals	22,085,985	19,672,190
Stable value product account balances	2,769,510	3,076,233
Annuity account balances	10,946,848	10,591,605
Other policyholders’ funds	546,516	577,924
Other liabilities	970,047	834,274
Mortgage loan backed certificates	19,755	61,678
Deferred income taxes	1,573,764	1,035,173
Non-recourse funding obligations	1,248,600	1,360,800
Liabilities related to separate accounts
Variable annuity	6,741,959	5,170,193
Variable universal life	502,617	534,219
Total liabilities	47,405,601	42,914,289
Commitments and contingencies - Note 11
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2011 and 2010 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,361,734	1,361,734
Retained earnings	2,984,466	2,852,032
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2011 - $579,844; 2010 - $196,358)	1,076,854	364,664
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2011 - $(18,374); 2010 - $(5,179))	(34,124)	(9,618)
Accumulated (loss) - hedging, net of income tax: (2011 - $(4,111); 2010 - $(6,355))	(7,634)	(11,802)
Total shareowner’s equity	5,386,298	4,562,012
Total liabilities and shareowner’s equity	$52,791,899	$47,476,301

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF SHAREOWNER’S EQUITY

				Note		Accumulated Other
				Receivable		Comprehensive Income (Loss)
			Additional	From		Net Unrealized	Accumulated	Total
	Preferred	Common	Paid-In-	PLC	Retained	Gains / (Losses)	Gain / (Loss)	Shareowner’s
	Stock	Stock	Capital	ESOP	Earnings	on Investments	Derivatives	Equity
	(Dollars In Thousands)
Balance, December 31, 2008	$2	$5,000	$1,226,734	$(853)	$2,302,033	$(1,564,824)	$(46,762)	$1,921,330
Net income for 2009					277,471			277,471
Change in net unrealized gains/losses on investments (net of income tax - $683,454)						1,241,296		1,241,296
Reclassification adjustment for amounts included in net income (net of income tax - $56,325)						104,407		104,407
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a a portion has been recognized in earnings (net of income tax - $(16,694))						(31,002)		(31,002)
Change in accumulated gain (loss) derivatives (net of income tax - $15,502)							27,904	27,904
Reclassification adjustment for derivative amounts included in net income (net of income tax - $295)							531	531
Comprehensive income for 2009								1,620,607
Capital contributions			135,000					135,000
Decrease in note receivable from PLC ESOP				853				853
Balance, December 31, 2009	$2	$5,000	$1,361,734	$—	$2,579,504	$(250,123)	$(18,327)	$3,677,790
Net income for 2010					258,238			258,238
Change in net unrealized gains/losses on investments (net of income tax - $302,552)						594,774		594,774
Reclassification adjustment for investment amounts included in net income (net of income tax - $(5,951))						(10,989)		(10,989)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a a portion has been recognized in earnings (net of income tax - $11,515)						21,384		21,384
Change in accumulated gain (loss) derivatives (net of income tax - $4,441)							7,630	7,630
Reclassification adjustment for derivative amounts included in net income (net of income tax - $(614))							(1,105)	(1,105)
Comprehensive income for 2010								869,932
Capital contributions								—
Cumulative effect adjustments				—	14,290			14,290
Balance, December 31, 2010	$2	$5,000	$1,361,734	$—	$2,852,032	$355,046	$(11,802)	$4,562,012
Net income for 2011					$347,434			$347,434
Change in net unrealized gains/losses on investments (net of income tax - $398,133)						739,403		739,403
Reclassification adjustment for investment amounts included in net income (net of income tax - $(14,646))						(27,213)		(27,213)
Change in net unrealized gains/losses relating to other-than-temporary impaired investments for which a a portion has been recognized in earnings (net of income tax - $(13,195))						(24,506)		(24,506)
Change in accumulated gain (loss) derivatives (net of income tax - $2,382)							4,424	4,424
Reclassification adjustment for derivatives amounts included in net income (net of income tax - $(138))							(256)	(256)
Comprehensive income for 2011								1,039,286
Dividends paid to the parent company					(215,000)			(215,000)
Balance, December 31, 2011	$2	$5,000	$1,361,734	$—	$2,984,466	$1,042,730	$(7,634)	$5,386,298

See Notes to Consolidated Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$347,434	$258,238	$277,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses	(45,427)	27,382	53,062
Amortization of deferred policy acquisition costs and value of business acquired	300,450	189,255	320,357
Capitalization of deferred policy acquisition costs	(442,638)	(446,560)	(397,963)
Depreciation expense	8,616	8,931	7,712
Deferred income tax	120,262	85,483	65,703
Accrued income tax	(24,683)	84,580	(43,724)
Interest credited to universal life and investment products	993,574	972,806	993,245
Policy fees assessed on universal life and investment products	(712,038)	(611,917)	(586,842)
Change in reinsurance receivables	(28,615)	(223,843)	(64,624)
Change in accrued investment income and other receivables	(35,436)	(22,567)	(1,197)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	15,307	341,104	242,165
Trading securities:
Maturities and principal reductions of investments	283,239	355,831	562,758
Sale of investments	860,474	730,385	908,466
Cost of investments acquired	(950,051)	(963,403)	(856,223)
Other net change in trading securities	7,933	(25,520)	(144,838)
Change in other liabilities	(148,801)	(17,981)	(122,113)
Other income - surplus note repurchase	(35,512)	(5,377)	(132,262)
Other, net	118,311	(47,319)	125,661
Net cash provided by operating activities	632,399	689,508	1,206,814
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	1,396,105	2,053,359	2,388,691
Sale of investments, available-for-sale	2,957,589	3,421,590	1,665,127
Cost of investments acquired, available-for-sale	(5,155,155)	(6,384,981)	(4,495,508)
Mortgage loans:
New lendings	(484,483)	(338,598)	(288,764)
Repayments	446,794	351,891	256,189
Change in investment real estate, net	(4,266)	151	293
Change in policy loans, net	14,190	31,663	16,657
Change in other long-term investments, net	77,079	(71,148)	(54,126)
Change in short-term investments, net	122,665	695,506	118,167
Net unsettled security transactions	68,810	(340)	14,797
Purchase of property and equipment	(17,463)	(10,636)	(8,408)
Sales of property and equipment	—	40	—
Payments for business acquisitions	(209,609)	(348,288)	—
Net cash used in investing activities	(787,744)	(599,791)	(386,885)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	(112,200)	(194,200)	850,000
Dividend paid to the parent company	(215,000)	—	(667,738)
Capital contributions	—	—	135,000
Investment product deposits and change in universal life deposits	4,216,738	3,635,447	2,590,081
Investment product withdrawals	(3,777,365)	(3,477,430)	(3,675,247)
Other financing activities, net	(24,051)	20,606	(16,976)
Net cash provided by (used in) financing activities	88,122	(15,577)	(784,880)
Change in cash	(67,223)	74,140	35,049
Cash at beginning of period	236,998	162,858	127,809
Cash at end of period	$169,775	$236,998	$162,858

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

Entities Included

The consolidated financial statements include the accounts of Protective Life Insurance Company, its subsidiaries, and its affiliate companies in which we hold a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

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

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the year ended December 31, 2011, the Company recorded pre-tax other-than-temporary impairments of investments of $62.2 million. Of the $62.2 million of impairments for the year ended December 31, 2011, $47.3 million was recorded in earnings and $14.9 million was recorded in other comprehensive income (loss). For more information on impairments, refer to Note 4, Investment Operations.

Cash

Cash includes all demand deposits reduced by the amount of outstanding checks and drafts. As a result of the Company’s cash management system, checks issued but not presented to banks for payment may create negative book cash balances. Such negative balances are included in other liabilities and were $0.9 million and $24.9 million as of December 31, 2011 and 2010, respectively. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the creditworthiness of these financial institutions and believes there is minimal risk of a material loss.

Deferred Policy Acquisition Costs

The costs that vary with and are primarily related to the production of new business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions and other costs of acquiring traditional life and health insurance, credit insurance, universal life insurance, and investment products. DAC is subject to recoverability testing at the end of each accounting period. Traditional life and health insurance acquisition costs are amortized over the premium-payment period of the related policies in proportion to the ratio of annual premium income to the present value of the total anticipated premium income. Credit insurance acquisition costs are being amortized in proportion to earned premium. Acquisition costs for universal life and investment products are amortized over the lives of the policies in relation to the present value of estimated gross profits before amortization.

Based on the Accounting Standards Codification (“ASC” or “Codification”) Financial Services-Insurance Topic, the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates (equal to the rate used to compute liabilities for future policy benefits, currently 1.5% to 11.16%) the Company expects to experience in future periods. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. Additionally, using guidance from ASC Investments-Debt and Equity Securities Topic, these costs have been adjusted by an amount equal to the amortization that would have been recorded if unrealized gains or losses on investments associated with our universal life and investment products had been realized. Acquisition costs for stable value contracts are amortized over the term of the contracts using the effective yield method.

Value of Businesses Acquired

In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits from the acquired insurance policies or investment contracts. This intangible asset, called VOBA, represents the actuarially estimated present value of future cash flows from the acquired policies. The estimated present value of future cash flows is based on certain assumptions, including mortality, persistency, expenses, and interest rates that the Company expects to experience in future years. These assumptions are to be best estimates and are periodically updated whenever actual experience and/or expectations for the future change from that assumed. The Company amortizes VOBA in proportion to gross premiums for traditional life products and in proportion to expected gross profits (“EGPs”) for interest sensitive products, including accrued interest credited to account balances of up to approximately 6.65%. VOBA is subject to annual recoverability testing.

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

Property and equipment consisted of the following:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Home office building	$72,148	$62,585
Data processing equipment	56,928	54,247
Other, principally furniture and equipment	51,500	50,202
	180,576	167,034
Accumulated depreciation	(132,579)	(128,437)
Total property and equipment	$47,997	$38,597

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

Stable Value Product Account Balances

The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. GICs are contracts which specify a return on deposits for a specified period and often provide flexibility for withdrawals at book value in keeping with the benefits provided by the plan. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

The segment’s products complement the Company’s overall asset/liability management in that the terms may be tailored to the needs of the Company as the seller of the contracts, as opposed to solely meeting the needs of the buyer.  Stable value product account balances include GICs and funding agreements the Company has issued. As of December 31, 2011 and 2010, the Company had $0.8 billion and $1.7 billion, respectively, of stable value product account balances marketed through structured programs. Most GICs and funding agreements the Company has written have maturities of one to ten years. As of December 31, 2011, future maturities of stable value products were as follows:

Year of Maturity	Amount
(Dollars In Thousands)
2012	$949,303.0
2013-2014	772,779.8
2015-2016	1,033,638.6
Thereafter	13,713.6

Derivative Financial Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in the other comprehensive income (loss), depending upon whether it qualified for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists. For a derivative financial instrument to be accounted for as a GAAP accounting hedge, it must be identified and documented either as a fair value, cash flow, or foreign currency GAAP accounting hedge contemporaneously at the trade date. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction impacts earnings. Any remaining gain or loss, the effective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis. The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “Realized investment gains (losses) - Derivative financial instruments”. For additional information, see Note 20, Derivative Financial Instruments.

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

Guaranteed minimum withdrawal benefits

The Company also establishes liabilities for guaranteed minimum withdrawal benefits (“GMWB”) on its variable annuity products. The GMWB is valued in accordance with FASB guidance under the ASC Derivatives and Hedging Topic which utilizes the valuation technique prescribed by the ASC Fair Value Measurements and Disclosures Topic, which requires the liability to be marked-to-market using current implied volatilities for the equity indices. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality consistent with 61% of the National Association of Insurance Commissioners (“NAIC”) 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2011, our net GMWB liability held was $147.1 million.

Goodwill

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to its operating segments (which are considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011 and 2010, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. As of December 31, 2011, we had goodwill of $86.9 million.

While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units, in the Company’s view, the key assumptions used in its estimates of fair value of its reporting units continue to be adequate.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. In general, income tax provisions are based on the income reported for financial statement purposes. Deferred income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Such temporary differences are principally related to the marking to market value of investment assets, the deferral of policy acquisition costs, and the provision for future policy benefits and expenses.

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

The Company’s tax returns, except for Protective Life Insurance Company of New York and United Investors Life Insurance Company (“United Investors”) which file separately, are included in PLC’s consolidated U.S. income tax return.

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

Liabilities for future policy benefits on traditional life insurance products have been computed using a net level method including assumptions as to investment yields, mortality, persistency, and other assumptions based on the Company’s experience, modified as necessary to reflect anticipated trends and to include provisions for possible adverse deviation. Reserve investment yield assumptions on December 31, 2011, range from approximately 2% to 7.5%. The liability for future policy benefits and claims on traditional life, health, and credit insurance products includes estimated unpaid claims that have been reported to us and claims incurred but not yet reported. Policy claims are charged to expense in the period in which the claims are incurred.

Activity in the liability for unpaid claims for life and health insurance is summarized as follows:

	As of December 31,
	2011	2010	2009
	(Dollars In Thousands)
Balance beginning of year	$299,971	$299,396	$218,571
Less: reinsurance	156,932	148,479	111,451
Net balance beginning of year	143,039	150,917	107,120
Incurred related to:
Current year	653,525	471,039	471,408
Prior year	65,269	35,555	36,230
Total incurred	718,794	506,594	507,638
Paid related to:
Current year	639,118	457,511	411,699
Prior year	76,424	56,961	52,142
Total paid	715,542	514,472	463,841
Other changes:
Acquisition and reserve transfers	5,058	—	—
Net balance end of year	151,349	143,039	150,917
Add: reinsurance	161,450	156,932	148,479
Balance end of year	$312,799	$299,971	$299,396

Universal Life and Investment Products

Universal life and investment products include universal life insurance, guaranteed investment contracts, guaranteed funding agreements, deferred annuities, and annuities without life contingencies. Premiums and policy fees for universal life and investment products consist of fees that have been assessed against policy account balances for the costs of insurance, policy administration, and surrenders. Such fees are recognized when assessed and earned. Benefit reserves for universal life and investment products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Policy benefits and claims that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest rates credited to universal life products ranged from 2% to 9% and investment products ranged from 1.0% to 10.0% in 2011.

The Company’s accounting policies with respect to variable universal life and variable annuities are identical except that policy account balances (excluding account balances that earn a fixed rate) are valued at market and reported as components of assets and liabilities related to separate accounts.

The Company establishes liabilities for guaranteed minimum death benefits (“GMDB”) on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality and the performance of equity markets. The Company assumes age based mortality that is consistent with 61% of the NAIC 1994 Variable Annuity GMDB Mortality Table. Future declines in the equity market would increase the Company’s GMDB liability. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. Our GMDB as of December 31, 2011, are subject to a dollar-for-dollar reduction upon withdrawal of related annuity deposits on contracts issued prior to January 1, 2003. As of December 31, 2011, the GMDB was $9.8 million.

The Company also establishes liabilities for GMWB on its variable annuity products. The methods used to estimate the liabilities employ assumptions about mortality, lapses, policyholder behavior, equity market returns, interest rates, and market volatility. The Company assumes age-based mortality that is consistent with 61% of the NAIC 1994 Variable Annuity GMDB Mortality Table. Differences between the actual experience and the assumptions used result in variances in profit and could result in losses. As of December 31, 2011, the net GMWB liability balance was $147.1 million.

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

Benefits and settlement expenses include incurred claim amounts ceded and changes in ceded policy reserves. Ceded benefits and settlement expenses decrease reinsurance cost.

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

ASU No. 2010-29—Business Combinations—Disclosure of Supplementary Pro Forma Information for Business Combinations.  This Update does not change current accounting for business combinations, however it clarifies the current guidance regarding pro forma disclosures and requires a description of the nature and amount of material, nonrecurring pro forma adjustments to arrive at pro forma revenue and earnings. The amendments in this Update were effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company applied this guidance to the pro forma information related to the reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) as disclosed in Note 3 — Significant Acquisitions. We will apply the guidance to all future acquisitions. There was no material impact to the adoption of this Update.

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

ASU No. 2011-08 — Intangibles — Goodwill and Other: Testing Goodwill for Impairment. This Update is intended to reduce the complexity and cost of goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value is less than the carrying amount, the two-step impairment process is not required. However, if an entity concludes otherwise, the two-step impairment test outlined in current guidance is required to be completed. This Update does not change the requirements or implementation of the current two-step impairment test. This Update was effective for the Company as of December 31, 2011. The Company implemented the guidance in ASU 2011-08 in its 2011 goodwill impairment test.

Accounting Pronouncements Not Yet Adopted

ASU No. 2010-26 — Financial Services — Insurance - Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The objective of this Update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This Update prescribes that certain incremental direct costs of successful initial or renewal contract acquisitions may be deferred. It defines incremental direct costs as those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. This Update also clarifies the definition of the types of incurred costs that may be capitalized and the accounting and recognition treatment of advertising, research, and other administrative costs related to the acquisition of insurance contracts. This Update is effective for periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption and retrospective application are optional. The Company’s expected retrospective adoption of this Update will result in a reduction in its deferred acquisition cost asset as well as a decrease in the future amortization associated with those previously deferred costs. There will also be a reduction in the level of costs the Company defers subsequent to adoption. The Company is evaluating the full effects of implementing this Update, but the Company currently estimates that its retrospective adoption will result in a cumulative effect adjustment to reduce the opening balance of shareowner’s equity (including accumulated other comprehensive income (loss)) of between 9% and 11% as of January 1, 2012, including a reduction of between approximately 27% and 29% of its existing deferred acquisition cost asset balance as of January 1, 2012. The Company currently estimates that if the change were in effect at December 31, 2011, the adoption of this Update would have resulted in a decrease to net income in 2011 of between 6% and 8%.

ASU No. 2011-03 — Transfers and Servicing - Reconsideration of Effective Control for Repurchase Agreements. This Update amends the assessment of effective control for repurchase agreements to remove 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to the criterion. FASB determined that these criterion should not be a determining factor of effective control. This Update is effective for the first interim or annual period beginning on or after December 15, 2011. For the Company, the Update will be applied to all repurchase agreements beginning January 1, 2012. This Update will not have an impact on the Company’s results of operations or financial position.

ASU No. 2011-04 — Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The intent of this Update was not to change the application of the requirements in Topic 820. Some of the amendments clarify the intent regarding the application of existing fair value measurement requirements. The Update did modify several principles or requirements for measuring fair value or for disclosing information about fair value measurements. These changes are effective for interim and annual periods beginning after December 15, 2011. This Update will not have an impact on the Company’s results of operations or financial position.

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

ASU No. 2011-11 — Balance Sheet — Disclosures about Offsetting Assets and Liabilities. This Update contains new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP because under GAAP, certain derivative and repurchase arrangements are granted exceptions from the general offsetting model. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. This Update is effective January 1, 2013. This Update will not have an impact on the Company’s results of operations or financial position.

ASU No. 2011-12 — Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This Update defers certain provisions of ASU No. 2011-05, notably those provisions which require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). These requirements were indefinitely deferred by ASU No. 2011-12 and will be further deliberated by the FASB at a future date.

The FASB also decided that during the deferral period, entities would be required to comply with all existing requirements for reclassification adjustments in ASC 220, which indicates that “[a]n entity may display reclassification adjustments on the face of the financial statement in which comprehensive income is reported, or it may disclose reclassification adjustments in the notes to the financial statements”. This Update is effective January 1, 2012. The Company will implement the guidance in this Update commensurate with the implementation of ASU No. 2011-05.

3.                                      SIGNIFICANT ACQUISTIONS

On December 31, 2010, the Company completed the acquisition of all of the outstanding stock of United Investors, pursuant to a Stock Purchase Agreement, between the Company, Torchmark Corporation (“Torchmark”) and its wholly owned subsidiaries, Liberty National Life Insurance Company (“Liberty National”) and United Investors.

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

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transactions with Liberty Life and United Investors were completed as of January 1, 2010:

	For The Year Ended December 31,
	2011		2010
	(Dollars In Thousands)
Revenue	$3,491,414	(1)	$3,321,743

Net income	$348,471	(2)	$305,360

(1) Includes $175.9 million and $105.9 million of total revenue for Liberty Life and United Investors, respectively, since the transaction date for the year ended December 31, 2011.

(2) Includes $38.2 million and $24.3 million of pre-tax income for Liberty Life and United Investors, respectively, since the transaction date for the year ended December 31, 2011.

4.                                      INVESTMENT OPERATIONS

Major categories of net investment income are summarized as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Fixed maturities	$1,414,965	$1,301,047	$1,302,630
Equity securities	20,595	17,836	20,699
Mortgage loans	336,541	310,988	249,802
Investment real estate	3,458	3,180	3,666
Short-term investments	72,137	77,185	114,026
	1,847,696	1,710,236	1,690,823
Other investment expenses	94,252	85,391	87,760
Net investment income	$1,753,444	$1,624,845	$1,603,063

Net realized investment gains (losses) for all other investments are summarized as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Fixed maturities	$80,044	$51,816	$4,848
Equity securities	9,136	6,489	14,311
Impairments on fixed maturity securities	(47,321)	(39,550)	(160,319)
Impairments on equity securities	—	(1,815)	(19,572)
Modco trading portfolio	164,224	109,399	285,178
Other investments	(5,651)	(9,283)	(628)
Total realized gains (losses) - investments	$200,432	$117,056	$123,818

For the year ended December 31, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $104.5 million and gross realized losses were $62.0 million, including $46.6 million of impairment losses. The $46.6 million excludes $0.7 million of impairment losses in the trading portfolio for the year ended December 31, 2011. For the year ended December 31, 2010, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $99.8 million and gross realized losses were $82.6 million, including $41.1 million of impairment losses. The $41.1 million excludes $0.3 million of impairment losses in the trading portfolio for the year ended December 31, 2010. For the year ended December 31, 2009, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $41.2 million and gross realized losses were $196.0 million, including $174.0 million of impairment losses.

The $9.1 million of gains included in equity securities for the year ended December 31, 2011, primarily relates to gains of $6.9 million on securities that have recovered in value as the issuer exited bankruptcy and $1.2 million that relates to gains recognized on the sale of Federal National Mortgage Association preferreds.

For the year ended December 31, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $104.5 million. For the year ended December 31, 2010, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.9 billion. The gain realized on the sale of these securities was $99.8 million. For the year ended December 31, 2009, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $2.2 billion. The gain realized on the sale of these securities was $41.2 million.

For the year ended December 31, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $263.1 million. The loss realized on the sale of these securities was $15.3 million. The Company made the decision to exit these holdings in order to reduce its European financial exposure.

For the year ended December 31, 2010, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $709.6 million. The loss realized on the sale of these securities was $41.5 million. For the year ended December 31, 2009, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $302.1 million. The loss realized on the sale of these securities was $22.0 million.

Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. Although the financial relief plan announced by European leaders on October 27, 2011, initially drew favorable responses from the financial markets, details remain to be negotiated and implementation is subject to certain contingencies and risks. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. For the year ended December 31, 2011, the Company recorded $28.6 million of impairments and credit related losses related to our European holdings, which resulted in a charge to earnings. The chart shown below includes the Company’s non-sovereign fair value exposures in these countries as of December 31, 2011. As of December 31, 2011, the Company had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$372.1	$347.2	$719.3
Switzerland	131.0	193.6	324.6
France	127.4	78.3	205.7
Sweden	163.5	—	163.5
Netherlands	80.9	66.4	147.3
Spain	38.7	79.0	117.7
Belgium	—	103.1	103.1
Germany	31.8	61.5	93.3
Ireland	5.3	82.2	87.5
Luxembourg	—	50.1	50.1
Italy	—	40.7	40.7
Norway	—	13.9	13.9
Total securities	950.7	1,116.0	2,066.7
Derivatives:
Germany	3.8	—	3.8
	$954.5	$1,116.0	$2,070.5

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of December 31, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2011
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,340,172	$82,574	$(85,702)	$2,337,044	$(47,652)
Commercial mortgage-backed securities	530,283	24,473	(4,229)	550,527	—
Other asset-backed securities	997,398	6,529	(90,898)	913,029	(6,559)
U.S. government-related securities	1,150,525	65,212	(58)	1,215,679	—
Other government-related securities	88,058	4,959	—	93,017	—
States, municipals, and political subdivisions	1,154,307	173,406	—	1,327,713	—
Corporate bonds	16,888,423	1,922,038	(249,870)	18,560,591	1,787
	23,149,166	2,279,191	(430,757)	24,997,600	(52,424)
Equity securities	286,537	5,430	(16,595)	275,372	(74)
Short-term investments	15,629	—	—	15,629	—
	$23,451,332	$2,284,621	$(447,352)	$25,288,601	$(52,498)
2010
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,543,629	$49,936	$(113,917)	$2,479,648	$(19,233)
Commercial mortgage-backed securities	168,483	6,409	(933)	173,959	—
Other asset-backed securities	966,537	679	(59,824)	907,392	(714)
U.S. government-related securities	1,136,307	33,997	(2,881)	1,167,423	—
Other government-related securities	195,478	5,744	(15)	201,207	—
States, municipals, and political subdivisions	983,317	8,752	(22,535)	969,534	—
Corporate bonds	14,997,955	947,935	(176,817)	15,769,073	5,966
	20,991,706	1,053,452	(376,922)	21,668,236	(13,981)
Equity securities	296,105	14,527	(5,242)	305,390	(28)
Short-term investments	234,958	—	—	234,958	—
	$21,522,769	$1,067,979	$(382,164)	$22,208,584	$(14,009)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

As of December 31, 2011 and 2010, the Company had an additional $3.0 billion and $3.0 billion of fixed maturities, $17.0 million and $11.9 million of equity securities, and $85.8 million and $114.3 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale fixed maturities as of December 31, 2011, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$565,550	$574,031
Due after one year through five years	4,390,944	4,548,823
Due after five years through ten years	5,909,125	6,337,733
Due after ten years	12,283,547	13,537,013
	$23,149,166	$24,997,600

Each quarter the Company reviews investments with unrealized losses and tests for other-than-temporary impairments. The Company analyzes various factors to determine if any specific other-than-temporary asset impairments exist. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of the Company’s intent to sell the security (including a more likely than not assessment of whether the Company will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security by security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, and in some cases, an analysis regarding the Company’s expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows is performed. Once a determination has been made that a specific other-than-temporary impairment exists, the security’s basis is adjusted and an other-than-temporary impairment is recognized. Equity securities that are other-than-temporarily impaired are written down to fair value with a realized loss recognized in earnings. Other-than-temporary impairments to debt securities that the Company does not intend to sell and does not expect to be required to sell before recovering the security’s amortized cost are written down to discounted expected future cash flows (“post impairment cost”) and credit losses are recorded in earnings. The difference between the securities’ discounted expected future cash flows and the fair value of the securities is recognized in other comprehensive income (loss) as a non-credit portion of the recognized other-than-temporary impairment. When calculating the post impairment cost for residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”), the Company considers all known market data related to cash flows to estimate future cash flows. When calculating the post impairment cost for corporate debt securities, the Company considers all contractual cash flows to estimate expected future cash flows. To calculate the post impairment cost, the expected future cash flows are discounted at the original purchase yield. Debt securities that the Company intends to sell or expects to be required to sell before recovery are written down to fair value with the change recognized in earnings.

During the year ended December 31, 2011, the Company recorded pre-tax other-than-temporary impairments of investments of $62.2 million. Of the $62.2 million of impairments for the year ended December 31, 2011, $47.3 million was recorded in earnings and $14.9 million was recorded in other comprehensive income (loss). For the year ended December 31, 2011, there was $62.2 million of pre-tax other-than-temporary impairments related to debt securities and no impairments related to equity securities. For the year ended December 31, 2011, pre-tax other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $52.7 million, with $37.8 million of credit losses recorded on debt securities in earnings and $14.9 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $9.5 million and were recorded in earnings.

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

During the year ended December 31, 2009, the Company recorded other-than-temporary impairments of investments of $227.6 million. Of the $227.6 million of impairments for the year ended December 31, 2009, $179.9 million was recorded in earnings and $47.7 million was recorded in other comprehensive income (loss). For the year ended December 31, 2009, there was $19.6 million of other-than-temporary impairments related to equity securities and $208.0 million of other-than-temporary impairments related to debt securities. For the year ended December 31, 2009, other-than-temporary impairments related to debt securities that the Company does not intend to sell and does not expect to be required to sell prior to recovering amortized cost were $177.6 million, with $129.9 million of credit losses recorded on debt securities in earnings and $47.7 million of non-credit losses recorded in other comprehensive income (loss). During the same period, other-than-temporary impairments related to debt securities that the Company intends to sell or expects to be required to sell were $30.4 million and were recorded in earnings.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Beginning balance	$39,275	$25,066	$—
Additions for newly impaired securities	12,699	26,893	80,195
Additions for previously impaired securities	20,591	4,964	7,136
Reductions for previously impaired securities due to a change in expected cash flows	—	—	(32,451)
Reductions for previously impaired securities that were sold in the current period	(3,089)	(17,648)	(29,687)
Other	—	—	(127)
Ending balance	$69,476	$39,275	$25,066

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$276,216	$(15,308)	$524,251	$(70,394)	$800,467	$(85,702)
Commercial mortgage-backed securities	78,893	(4,229)	—	—	78,893	(4,229)
Other asset-backed securities	531,653	(32,074)	190,639	(58,824)	722,292	(90,898)
U.S. government-related securities	21,311	(58)	—	—	21,311	(58)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	—	—	—	—	—	—
Corporate bonds	1,870,256	(131,953)	523,913	(117,917)	2,394,169	(249,870)
Equities	50,638	(8,436)	22,095	(8,159)	72,733	(16,595)
	$2,828,967	$(192,058)	$1,260,898	$(255,294)	$4,089,865	$(447,352)

The RMBS have a gross unrealized loss greater than twelve months of $70.4 million as of December 31, 2011. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $58.8 million as of December 31, 2011. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or until maturity.

The corporate bonds category has gross unrealized losses greater than twelve months of $117.9 million as of December 31, 2011. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The equities category has a gross unrealized loss greater than twelve months of $8.2 million as of December 31, 2011. These losses primarily relate to a widening in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

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

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$208,278	$(3,061)	$1,137,460	$(110,856)	$1,345,738	$(113,917)
Commercial mortgage-backed securities	25,679	(933)	—	—	25,679	(933)
Other asset-backed securities	195,426	(17,164)	625,043	(42,660)	820,469	(59,824)
U.S. government-related securities	138,499	(2,881)	—	—	138,499	(2,881)
Other government-related securities	33,936	(8)	14,993	(7)	48,929	(15)
States, municipalities, and political subdivisions	569,660	(22,535)	—	—	569,660	(22,535)
Corporate bonds	2,262,224	(82,409)	830,351	(94,408)	3,092,575	(176,817)
Equities	11,950	(3,321)	13,344	(1,921)	25,294	(5,242)
	$3,445,652	$(132,312)	$2,621,191	$(249,852)	$6,066,843	$(382,164)

The RMBS had a gross unrealized loss greater than twelve months of $110.9 million as of December 31, 2010. These losses relate to a widening in spreads and defaults as a result of continued weakness in the residential housing market which have reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of the investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $42.7 million as of December 31, 2010. This category predominately includes student-loan backed auction rate securities whose underlying collateral is at least 97% guaranteed by the FFELP. These losses relate to the auction rate securities (“ARS”) market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company has the ability and intent to hold these securities until their values recover or maturity.

The corporate bonds category had gross unrealized losses greater than twelve months of $94.4 million as of December 31, 2010. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information including the Company’s ability and intent to hold these securities to recovery.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of December 31, 2011, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.9 billion. In addition, included in the Company’s trading portfolio, the Company held $232.7 million of securities which were rated below investment grade. Approximately $357.2 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Fixed maturities	$761,738	$696,942	$1,682,551
Equity securities	(13,292)	9,701	32,728

Certain investments, consisting of fixed maturities, equities, and investment real estate, with a carrying value of $2.1 million were non-income producing for the year ended December 31, 2011.

Included in the Company’s invested assets are $879.8 million of policy loans as of December 31, 2011. The interest rates on standard policy loans range from 3.0% to 8.0%. The collateral loans on life insurance policies have an interest rate of 13.64%.

Securities Lending

In prior periods, the Company participated in securities lending, primarily as an enhancement to its investment yield. Securities that the Company held as investments were loaned to third parties for short periods of time. The Company required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

During the second quarter of 2011, the Company discontinued this program. Certain collateral assets, which the Company previously intended to ultimately dispose of and on which it recorded an other-than-temporary impairment of $1.3 million, were instead retained by the Company and are included in its fixed maturities as of December 31, 2011. The Company currently does not have any intent to sell these securities, nor does the Company anticipate being required to sell them.

Mortgage Loans

Refer to Note 10, Mortgage Loans for information on the Company’s mortgage loan portfolio.

5.                                      DEFERRED POLICY ACQUISITION COSTS AND VALUE OF BUSINESS ACQUIRED

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of period	$2,854,319	$2,682,202
Capitalization of commissions, sales, and issue expenses	443,464	447,525
Amortization	(247,194)	(118,191)
Change in unrealized investment gains and losses	(66,793)	(157,619)
Other	—	402
Balance, end of period	$2,983,796	$2,854,319

Value of business acquired

The balances and changes in VOBA are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of period	$968,253	$943,069
Acquisitions	137,418	75,351
Amortization	(66,163)	(57,797)
Change in unrealized investment gains and losses	(21,907)	—
Other	10,539	7,630
Balance, end of period	$1,028,140	$968,253

The expected amortization of VOBA for the next five years is as follows:

Expected
Years	Amortization
(Dollars In Thousands)
2012	$76,152
2013	67,129
2014	59,232
2015	51,455
2016	46,744

6.             GOODWILL

The changes in the carrying amount of goodwill by segment are as follows:

		Asset	Total
	Acquisitions	Protection	Consolidated
	(Dollars In Thousands)
Balance as of December 31, 2009	$44,910	$48,158	$93,068
Tax benefit of excess tax goodwill	(3,098)	—	(3,098)
Balance as of December 31, 2010	41,812	48,158	89,970
Tax benefit of excess tax goodwill	(3,099)	—	(3,099)
Balance as of December 31, 2011	$38,713	$48,158	$86,871

During the year ended December 31, 2011, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2011 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2011, the Company had an aggregate goodwill balance of $86.9 million.

During the year ended December 31, 2010, the Company decreased its goodwill balance by approximately $3.1 million. The decrease was due to an adjustment in the Acquisitions segment related to tax benefits realized during 2010 on the portion of tax goodwill in excess of GAAP basis goodwill. As of December 31, 2010, the Company had an aggregate goodwill balance of $90.0 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary.

While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units, in the Company’s view, the key assumptions used in its estimates of fair value of its reporting units continue to be adequate.

7.             CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues variable universal life and variable annuity products through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder. The Company also offers, for our variable annuity products, various account value guarantees upon death. The most significant of these guarantees involve 1) return of the highest anniversary date account value, or 2) return of the greater of the highest anniversary date account value or the last anniversary date account value compounded at 5% interest or 3) return of premium. The GMDB reserve is calculated by applying a benefit ratio, equal to the present value of total expected GMDB claims divided by the present value of total expected contract assessments, to cumulative contract assessments. This amount is then adjusted by the amount of cumulative GMDB claims paid and accrued interest. Assumptions used in the calculation of the GMDB reserve were as follows: mean investment performance of 8.5%, age-based mortality consistent with 61% of the NAIC 1994 Variable Annuity GMDB Mortality Table, lapse rates ranging from 1% - 25% (depending on product type and duration), and an average discount rate of 6.3%. Changes in the GMDB reserve are included in benefits and settlement expenses in the accompanying consolidated statements of income.

The variable annuity separate account balances subject to GMDB were $6.2 billion as of December 31, 2011.  The total guaranteed amount payable based on variable annuity account balances as of December 31, 2011, was $332.1 million (including $317.7 million in the Annuities segment and $14.4 million in the Acquisitions segment) with a GMDB reserve of $0.3 million in the Acquisitions segment. The average attained age of contract holders as of December 31, 2011 for the Company was 67.

These amounts exclude the variable annuity business of the Chase Insurance Group, which consisted of five insurance companies that manufactured and administered traditional life insurance and annuity products and four non-insurance companies (which collectively are referred to as the “Chase Insurance Group”) which has been 100% reinsured to CALIC, under a Modco agreement. The guaranteed amount payable associated with the annuities reinsured to CALIC was $33.3 million and is included in the Acquisitions segment. The average attained age of contract holders as of December 31, 2011, was 63.

Activity relating to GMDB reserves (excluding those 100% reinsured under the Modco agreement) is as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Beginning balance	$6,412	$342	$1,205
Incurred guarantee benefits	7,171	11,799	10,193
Less: Paid guarantee benefits	3,785	5,729	11,056
Ending balance	$9,798	$6,412	$342

Account balances of variable annuities with guarantees invested in variable annuity separate accounts are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Equity mutual funds	$3,972,729	$3,149,445
Fixed income mutual funds	2,185,654	1,279,639
Total	$6,158,383	$4,429,084

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

Activity in the Company’s deferred sales inducement asset was as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Deferred asset, beginning of period	$112,147	$116,298	$99,132
Amounts deferred	29,472	25,587	24,506
Amortization	(16,092)	(29,738)	(7,340)
Deferred asset, end of period	$125,527	$112,147	$116,298

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

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to us under the terms of the reinsurance agreements. The Company continues to monitor the consolidation of reinsurers and the concentration of credit risk the Company has with any reinsurer, as well as the financial condition of its reinsurers. As of December 31, 2011, the Company had reinsured approximately 62% of the face value of its life insurance in-force. The Company has reinsured approximately 27% of the face value of its life insurance in-force with the following three reinsurers:

•             Security Life of Denver Insurance Co. (currently administered by Hanover Re)

•             Swiss Re Life & Health America Inc.

•             Lincoln National Life Insurance Co. (currently administered by Swiss Re Life & Health America Inc.)

The Company has not experienced any credit losses for the years ended December 31, 2011, 2010, or 2009 related to these reinsurers. The Company has set limits on the amount of insurance retained on the life of any one person. In 2005, the Company increased its retention for certain newly issued traditional life products from $500,000 to $1,000,000 on any one life. During 2008, the Company increased its retention limit to $2,000,000 on certain of its traditional and universal life products.

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

The following table presents the net life insurance in-force:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Millions)
Direct life insurance in-force	$728,670	$753,519	$755,263
Amounts assumed from other companies	32,813	18,799	19,826
Amounts ceded to other companies	(469,530)	(495,056)	(515,136)
Net life insurance in-force	$291,953	$277,262	$259,953

Percentage of amount assumed to net	11%	7%	8%

The following table reflects the effect of reinsurance on life insurance premiums written and earned:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Millions)
Direct premiums	$2,245	$2,153	$2,135
Reinsurance assumed	248	167	113
Reinsurance ceded	(1,278)	(1,284)	(1,350)
Net premiums(1)	$1,215	$1,036	$898

Percentage of amount assumed to net	20%	16%	13%

(1) Includes annuity policy fees of $74.9 million, $43.4 million, and $34.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company has also reinsured accident and health risks representing $14.4 million, $17.3 million, and $21.9 million of premium income, while the Company has assumed accident and health risks representing $21.7 million, $0.1 million, and $0.1 million of premium income for 2011, 2010, and 2009, respectively. In addition, the Company reinsured property and casualty risks representing $71.2 million, $78.9 million, and $137.1 million of premium income, while the Company assumed property and casualty risks representing $6.2 million, $7.1 million, and $67.5 million of premium income for 2011, 2010, and 2009, respectively.

As of December 31, 2011 and 2010, policy and claim reserves relating to insurance ceded of $5.5 billion, are included in reinsurance receivables. Should any of the reinsurers be unable to meet its obligation at the time of the claim, the Company would be obligated to pay such claims. As of December 31, 2011 and 2010, the Company had paid $127.1 million and $132.6 million, respectively, of ceded benefits which are recoverable from reinsurers. In addition, as of December 31, 2011 and 2010, the Company had receivables of $64.9 million and $64.8 million, respectively, related to insurance assumed.

During 2006, the Company recorded $27.1 million of bad debt charges related to its Lender’s Indemnity product line. These bad debt charges followed the bankruptcy filing related to CENTRIX Financial LLC (“CENTRIX”), the originator and servicer of the business, and are the result of the Company’s assessment, based in part on facts discovered by an audit after the bankruptcy filing, of the inability of CENTRIX and an affiliated reinsurer to meet their obligations under the program. The Company ceased offering the Lender’s Indemnity product in 2003 with the last policy expiring in 2009. The Company has been actively working to settle its exposure with the various policyholders since 2007. From 2007 through 2009, the majority of the Company’s exposure was settled successfully. The business was ceded to an affiliate of CENTRIX until the treaty was commuted in 2009 with no net financial impact to the Company. During 2010, the Company successfully settled its last exposure and as a result of this final settlement, $7.8 million in excess reserves were released in the first quarter of 2010.

The Company’s third party reinsurance receivables amounted to $5.5 billion as of December 31, 2011 and 2010. These amounts include ceded reserve balances and ceded benefit payments. The ceded benefit payments are recoverable from reinsurers. The following table sets forth the receivables attributable to our more significant reinsurance partners:

	As of December 31,
	2011		2010
	Reinsurance	A.M. Best	Reinsurance	A.M. Best
	Receivable	Rating	Receivable	Rating
	(Dollars In Millions)
Security Life of Denver Insurance Co.	$626.4	A	$609.1	A
Swiss Re Life & Health America, Inc.	624.4	A+	612.3	A
Lincoln National Life Insurance Co.	479.4	A+	460.7	A+
Transamerica Life Insurance Co.	392.9	A+	428.0	A+
American United Life Insurance Co.	325.1	A+	324.5	A
Employers Reassurance Corp.	290.2	A-	302.8	A-
RGA Reinsurance Co.	228.2	A+	221.2	A+
The Canada Life Assurance Company	219.1	A+	216.4	A+
XL Life Ltd.	183.0	A-	180.4	A-
Scottish Re (U.S.), Inc.	179.9	NR(1)	197.5	E

(1) Scottish Re (U.S.), Inc. is not rated as of December 31, 2011.

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

9.             DEBT AND OTHER OBLIGATIONS

Under a revolving line of credit arrangement, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million (the “Credit Facility”). The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrue interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that the Company is liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility is April 16, 2013. The Company did not have an outstanding balance under the Credit Facility as of December 31, 2011. PLC had an outstanding balance of $170.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of December 31, 2011. The Company was not aware of any non-compliance with the financial debt covenants of the Credit Facility as of December 31, 2011.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of December 31, 2011. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of December 31, 2011. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates purchased a portion of these securities during 2010 and 2011. As a result of these purchases, as of December 31, 2011, securities related to $407.8 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $40.8 million of the non-recourse funding obligations was held by nonconsolidated affiliates, and $126.4 million was held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Non-recourse funding obligations outstanding as of December 31, 2011, on a consolidated basis, are shown below in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	7.88%
Golden Gate II Captive Insurance Company	448,600	2052	1.37%
Total	$1,248,600

Letters of Credit

Golden Gate III Vermont Captive Insurance Company

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of our wholly-owned subsidiary, West Coast Life Insurance Company (“WCL”). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by us or one of our affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011.

Golden Gate IV Vermont Captive Insurance Company

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $455 million as of December 31, 2011. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011.

Other obligations

The Company routinely receives from or pays to affiliates under the control of PLC reimbursements for expenses incurred on one another’s behalf. Receivables and payables among affiliates are generally settled monthly.

Interest Expense

Interest expense on non-recourse funding obligations, letters of credit, and other temporary borrowings was $90.8 million, $71.4 million, and $39.0 million in 2011, 2010, and 2009, respectively. The $19.4 increase was due to the additional expense on the non-recourse funding related to converting the rates from floating to fixed in May of 2010 and an increase in the letter of credit fees associated with Golden Gate III and Golden Gate IV.

10.                               MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of December 31, 2011, the Company’s mortgage loan holdings were approximately $5.4 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it have chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

The following table includes a breakdown of the Company’s commercial mortgage loan portfolio by property type as of December 31, 2011:

Percentage of
Mortgage Loans
Type	on Real Estate
Retail	65.7%
Office Buildings	13.4
Apartments	11.3
Warehouses	7.6
Other	2.0
100.0%

The Company specializes in originating mortgage loans on either credit-oriented or credit-anchored commercial properties. No single tenant’s exposure represents more than 2.5% of mortgage loans. Approximately 74.5% of the mortgage loans are on properties located in the following states:

Percentage of
Mortgage Loans
State	on Real Estate
Texas	11.9%
Georgia	9.2
Tennessee	7.4
Florida	7.0
Alabama	6.8
South Carolina	6.0
North Carolina	5.4
Ohio	5.0
Utah	4.5
California	3.2
Indiana	2.8
Michigan	2.7
Pennsylvania	2.6
74.5%

During 2011, the Company funded approximately $888.5 million of new loans, which included $439.0 million of loans acquired from the Liberty Life coinsurance transaction, with an average loan size of $2.3 million. The average size mortgage loan in the portfolio as of December 31, 2011, was $2.6 million, and the weighted-average interest rate was 6.24%. The largest single mortgage loan was $38.7 million.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $196.6 million would become due in 2012, $1.4 billion in 2013 through 2017, $772.9 million in 2018 through 2022, and $272.4 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of December 31, 2011 and 2010, approximately $876.8 million and $884.7 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of December 31, 2011, less than 0.08%, or $28.4 million, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of December 31, 2011, $9.5 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending December 31, 2011.

As of December 31, 2011, $18.4 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the year ending December 31, 2011. In addition, the Company foreclosed on some nonperforming loans and converted them to $0.5 million of real estate properties during the year ending December 31, 2011.

As of December 31, 2011 and 2010, the Company had an allowance for mortgage loan credit losses of $5.0 million and $11.7 million, respectively. Over the past ten years, the Company’s commercial mortgage loan portfolio has experienced an average credit loss factor of approximately 0.02%. Due to such low historical losses, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan. A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property.

An analysis of the change in the allowance for mortgage loan credit losses is provided in the following chart:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Beginning balance	$11,650	$1,725
Charge offs	(16,278)	(1,146)
Recoveries	(2,471)	—
Provision	12,074	11,071
Ending balance	$4,975	$11,650

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of December 31, 2011.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$51,767	$2,348	$9,457	$63,572
Number of delinquent commercial mortgage loans	10	1	4	15

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of December 31:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2011
Commercial mortgage loans:
With no related allowance recorded	$6,338	$9,346	$—	$2,113	$34	$34
With an allowance recorded	14,021	14,021	4,975	7,010	117	181
2010
Commercial mortgage loans:
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	10,792	10,792	11,650	3,579	596	558

In June of 2009, the FASB amended the guidance related to variable interest entities (“VIE”) which was later codified in the ASC through ASU No. 2009-17. Among other accounting and disclosure requirements, this guidance replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact its economics and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, the FASB amended the guidance related to accounting for transfers of financial assets which was later codified in the ASC through ASU No. 2009-16. This guidance was effective on January 1, 2010.

Based on the Company’s analysis, the Company determined that it had interests in two former qualifying special-purpose entity (“QSPEs”) that were determined to be VIEs as of January 1, 2010. These two VIEs were trusts used to facilitate commercial mortgage loan securitizations. The Company’s variable interests in the trusts are created by the contract to service the mortgage loans held by the trusts as well as the retained beneficial interests in certain of these securities issued by the trusts. The activities that most significantly impact the economics of the trusts are predominantly related to the servicing of the mortgage loans, such as timely collection of principal and interest, direction of foreclosure proceedings, and management and sale of foreclosed real estate owned by the trusts. The Company is the servicer responsible for these activities and has the sole power to appoint such servicer through its beneficial interests in the securities. These criteria give the Company the power to direct the activities of the trusts that most significantly impact the trusts economic performance. Additionally, the Company is obligated, as an owner of the securities issued by the trusts, to absorb its share of losses on the securities. Based on the fact that the Company has the power to direct the activities that most significantly impact the economics of the trusts and the obligation to absorb losses that could potentially be significant, it was determined that the Company is the primary beneficiary of the trusts, thus resulting in consolidation.

11.          COMMITMENTS AND CONTINGENCIES

The Company leases administrative and marketing office space in approximately 20 cities including 24,090 square feet in Birmingham (excluding the home office building), with most leases being for periods of three to ten years. The Company had rental expense of $10.8 million, $10.8 million, and $10.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. The aggregate annualized rent was approximately $9.3 million for the year ended December 31, 2011. The following is a schedule by year of future minimum rental payments required under these leases:

Year	Amount
(Dollars In Thousands)
2012	$9,337
2013	8,129
2014	6,544
2015	4,903
2016	3,185
Thereafter	994

Additionally, the Company leases a building contiguous to its home office. The lease extends to January 2014. At the end of the lease term the Company may purchase the building for approximately $75 million. The following is a schedule by year of future minimum rental payments required under this lease:

Year	Amount
(Dollars In Thousands)
2012	$737
2013	735
2014	75,070

As of December 31, 2011 and 2010, the Company had outstanding mortgage loan commitments of $182.4 million at an average rate of 5.58% and $212.5 million at an average rate of 5.94%, respectively.

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

A number of civil jury verdicts have been returned against insurers, broker dealers and other providers of financial services involving sales, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or persons with whom the insurer does business, and other matters. Often these lawsuits have resulted in the award of substantial judgments that are disproportionate to the actual damages, including material amounts of punitive and non-economic compensatory damages. In some states, juries, judges, and arbitrators have substantial discretion in awarding punitive non-economic compensatory damages which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, companies have made material settlement payments. The financial services and insurance industries are also sometimes the target of law enforcement and regulatory investigations relating to the numerous laws and regulations that govern such companies. Some companies have been the subject of law enforcement or regulatory actions or other actions resulting from such investigations. The Company, in the ordinary course of business, is involved in such matters.

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

12.                               SHAREOWNER’S EQUITY

PLC owns all of the 2,000 shares of preferred stock issued by the Company’s subsidiary, Protective Life and Annuity Insurance Company (“PL&A”). The stock pays, when and if declared, noncumulative participating dividends to the extent PL&A’s statutory earnings for the immediately preceding fiscal year exceeded $1.0 million. In 2011, 2010, and 2009, PL&A paid no dividends to PLC on its preferred stock.

As of December 31, 2011, approximately $741.8 million of PLC’s consolidated shareowners’ equity, excluding net unrealized gains on investments, represented net assets of the Company and its insurance subsidiaries that cannot be transferred to PLC. In addition, the Company and its insurance subsidiaries are subject to various state statutory and regulatory restrictions on the insurance subsidiaries’ ability to pay dividends to PLC. In general, dividends up to specified levels are considered ordinary and may be paid thirty days after written notice to the insurance commissioner of the state of domicile unless such commissioner objects to the dividend prior to the expiration of such period. Dividends in larger amounts are considered extraordinary and are subject to affirmative prior approval by such commissioner. In addition, the Company can receive approximately $106.0 million of ordinary dividends from its subsidiaries in 2012.

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

The criteria for payment of the 2011 performance awards is based primarily on  PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 9.0%, no award is earned. If PLC’s ROE is at or above 10.0%, the award maximum is earned. Awards are paid in shares of PLC’s common stock. The criteria for payment of performance awards, in prior years, is based primarily upon a comparison of PLC’s average return on average equity over a four-year period (earlier upon the death, disability, or retirement of the executive, or in certain circumstances, upon a change in control of PLC) to that of a comparison group of publicly held life and multi-line insurance companies. For the 2008 awards, if PLC’s results are below the 25th percentile of the comparison group, no portion of the award is earned. For the 2005-2007 awards, if PLC’s results are below the 40th percentile of the comparison group, no portion of the award is earned. If PLC’s results are at or above the 90th percentile, the award maximum is earned. Awards are paid in shares of PLC’s common stock. Performance share awards of 191,100 were issued during the year ended December 31, 2011 and no performance share awards were issued during the year ended December 31, 2010.

Performance share awards in 2011, 2010, 2009, and 2008 and the estimated fair value of the awards at grant date are as follows:

Year	Performance	Estimated
Awarded	Shares	Fair Value
		(Dollars In Thousands)
2011	191,100	$5,400
2010	—	—
2009	—	—
2008	75,900	2,900

Performance shares are equivalent in value to one share of PLC common stock times the award earned percentage payout. In the past, PLC has also issued performance-based stock appreciation rights (“P-SARs”). P-SARs convert to the equivalent of one stock appreciation right (“SARs”) if earned times the award percentage payout. The P-SARs, once converted to SARs, expire 10 years after the grant date. As of December 31, 2011, the total outstanding performance shares related to these performance-based plans measured at maximum payouts were 530,000 shares.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2008	$33.33	1,559,573
SARs granted	3.57	915,829
SARs exercised / forfeited	40.16	(6,200)
Balance at December 31, 2009	22.28	2,469,202
SARs granted	18.34	344,400
SARs exercised / forfeited	20.98	(488,765)
Balance at December 31, 2010	21.97	2,324,837
SARs exercised / forfeited / expired	8.31	(50,608)
Balance at December 31, 2011	$22.27	2,274,229

The following table provides information as of December 31, 2011, about equity compensation plans under which PLC’s common stock is authorized for issuance:

Securities Authorized for Issuance under Equity Compensation Plans

					Number of securities
					remaining available
					for future issuance
	Number of securities				under equity
	to be issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding securities
	outstanding options,		outstanding options,		reflected in
	warrants and rights as		warrants and rights as		column (a)) as of
Plan category	of December 31, 2011 (a)		of December 31, 2011 (b)		December 31, 2011 (c)
Equity compensation plans approved by shareowners	2,869,496	(1)	$22.27	(3)	2,598,799	(4)
Equity compensation plans not approved by shareowners	343,548	(2)	Not applicable		Not applicable	(5)
Total (2)	3,213,044	(1)(2)	$22.27	(3)	2,598,799	(4)(6)

(1)             Includes the following number of shares of common stock with respect to outstanding awards under the LTIP, determined as provided in the LTIP: (a) 1,478,249 shares issuable with respect to outstanding SARs (assuming for this purpose that one share of common stock will be payable with respect to each outstanding SAR); (b) 312,536 shares issuable with respect to outstanding performance share awards (assuming for this purpose that the awards are payable based on estimated performance under the awards as of September 30, 2011); and (c) 760,435 shares issuable with respect to outstanding restricted stock units (assuming for this purpose that shares will be payable with respect to all outstanding restricted stock units); and (d) 318,276 shares issuable with respect to stock equivalents representing previously earned awards under the LTIP that the recipient deferred under our Deferred Compensation Plan for Officers.

(2)             Includes the following number of shares of common stock, determined as provided in the plans decribed below: (a) 238,811 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Directors Who Are Not Employees of the Company; (b) 104,737 shares issuable with respect to stock equivalents pursuant to our Deferred Compensation Plan for Officers; and (c) there were no shares issuable with respect to stock equivalents pursuant to our Regional Sales Manager Deferred Bonus Plan.

(3)             Based on exercise prices of outstanding SARs.

(4)             Represents (a) 2,526,346 shares of common stock available for future issuance under the LTIP; and (b) 72,453 shares of common stock available for future issuance under the Stock Plan for Non-Employee Directors.

(5)             The plans listed in Note (2) do not currently have limits on the number of shares of common stock issuable under such plans. The total number of shares of common stock that may be issuable under such plans will depend upon, among other factors, the deferral elections made by the plans’ participants.

(6)             Plus any shares that become issuable under the plans listed in Note (2).

The outstanding SARs as of December 31, 2011, were at the following base prices:

	SARs	Remaining Life	Currently
Base Price	Outstanding	in Years	Exercisable
$32.00	360,000	1	360,000
26.49	50,000	2	50,000
41.05	111,700	4	111,700
48.60	38,400	5	38,400
45.70	35,070	5	35,070
43.46	186,975	6	186,975
48.05	3,000	6	3,000
41.12	2,500	6	2,500
38.59	313,000	7	235,600
3.50	830,832	8	534,710
9.54	5,000	8	3,333
17.48	8,000	9	2,666
18.36	328,752	9	108,354
20.40	1,000	9	333

There were no SARs issued for the year ended December 31, 2011. The SARs issued for the year ended December 31, 2010, had estimated fair values at grant date of $3.3 million. These fair values were estimated using a

Black-Scholes option pricing model. The assumptions used in this pricing model varied depending on the vesting period of awards. Assumptions used in the model for the 2010 SARs granted (the simplified method under the ASC Compensation-Stock Compensation Topic was used for the 2010 awards) were as follows: an expected volatility of 69.4%, a risk-free interest rate of 2.6%, a dividend rate of 2.4%, a zero percent forfeiture rate, and an expected exercise date of 2016.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 175,500 restricted stock units for the year ended December 31, 2011. These awards had a total fair value at grant date of $5.0 million. Approximately half of these restricted stock units vest in 2014, and the remainder vest in 2015. For the year ended December 31, 2010, PLC issued 360,450 restricted stock units that had a fair value at grant date of $6.6 million.

PLC recognizes all stock-based compensation expense over the related service period of the award, or earlier for retirement eligible employees. The expense recorded by PLC for its stock-based compensation plans was $10.2 million, $10.2 million, and $3.9 million in 2011, 2010, and 2009, respectively. PLC’s obligations of its stock-based compensation plans that are expected to be settled in shares of PLC’s common stock are reported as a component of shareowners’ equity, net of deferred taxes.

14.          EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan and Unfunded Excess Benefit Plan

•                  PLC sponsors a defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employee’s compensation. PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as PLC may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the twelve months ended December 31, 2011, PLC contributed $5.7 million to its defined benefit pension plan for the 2010 plan year and $6.7 million to its defined benefit pension plan for the 2011 plan year. In addition, during January of 2012, PLC made a $2.3 million contribution to the defined benefit pension plan for the 2011 plan year. PLC has not yet determined what amount it will fund for the remainder of 2012, but estimates that the amount will be between $15 million and $20 million.

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

PLC uses a December 31 measurement date for all of its plans. The following table presents the benefit obligation, fair value of plan assets, and the funded status of PLC’s defined benefit pension plan and unfunded excess benefit plan as of December 31. This table also includes the amounts not yet recognized as components of net periodic pension costs as of December 31:

	Defined Benefit		Unfunded Excess
	Pension Plan		Benefit Plan
	2011	2010	2011	2010
	(Dollars In Thousands)

Accumulated benefit obligation, end of year	$186,300	$154,113	$33,675	$30,195
Change in projected benefit obligation:
Benefit obligation at beginning of year	$165,704	$147,373	$31,592	$29,508
Service cost	8,682	7,423	679	584
Interest cost	8,938	8,091	1,506	1,545
Amendments	94	—	3	—
Actuarial (gain) or loss	23,859	7,890	4,187	1,444
Special termination benefits	—	—	—	—
Benefits paid	(8,115)	(5,073)	(1,711)	(1,489)
Benefit obligation at end of year	199,162	165,704	36,256	31,592

Change in plan assets:
Fair value of plan assets at beginning of year	117,856	102,276	—	—
Actual return on plan assets	2,874	12,355	—	—
Employer contributions(1)	12,443	8,298	1,711	1,489
Benefits paid	(8,115)	(5,073)	(1,711)	(1,489)
Fair value of plan assets at end of year	125,058	117,856	—	—
After reflecting FASB guidance:
Funded status	(74,104)	(47,848)	(36,256)	(31,592)
Amounts recognized in the balance sheet:
Other assets	—	—	—	—
Other liabilities	(74,104)	(47,848)	(36,256)	(31,592)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	91,804	66,422	11,924	8,618
Prior service cost/(credit)	(2,208)	(2,694)	60	69
Net transition asset	$89,596	$63,728	$11,984	$8,687

(1) Employer contributions disclosed are based on the Company’s fiscal filing year.

Weighted-average assumptions used to determine benefit obligations as of December 31 are as follows:

	Defined Benefit Pension		Unfunded Excess
	Plan		Benefit Plan
	2011	2010	2011	2010
Discount rate	4.62%	5.30%	4.07%	4.79%
Rate of compensation increase	2.5 - 3.0	2.5 - 3.0	3.5 - 4.0	3.5 - 4.0
Expected long-term return on plan assets	7.75	7.75	N/A	N/A

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

Weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2011	2010	2009	2011	2010	2009
Discount rate	5.30%	5.57%	6.30%	4.79%	5.40%	6.30%
Rates of compensation increase	2.5 - 3.0	0 - 3.75	3.75	3.5 - 4.0	0 - 4.75	4.75
Expected long-term return on plan assets	7.75	8.00	8.00	N/A	N/A	N/A

Components of the net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Pension Plan			Unfunded Excess Benefit Plan
	2011	2010	2009	2011	2010	2009
	(Dollars In Thousands)
Service cost — benefits earned during the period	$8,682	$7,423	$6,834	$679	$584	$556
Interest cost on projected benefit obligation	8,938	8,091	7,847	1,506	1,545	1,701
Expected return on plan assets	(10,021)	(9,349)	(9,569)	—	—	—
Amortization of prior service cost/(credit)	(392)	(403)	(403)	12	12	12
Amortization of actuarial losses(1)	5,625	3,905	2,017	881	653	458
Total benefit cost	$12,832	$9,667	$6,726	$3,078	$2,794	$2,727

(1) 2011 average remaining service period used is 8.29 years and 7.51 years for the defined benefit pension plan and unfunded excess benefit plan, respectively.

The estimated net actuarial loss, prior service cost/(credit), and transition obligation for these plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2012 is as follows:

	Defined Benefit	Unfunded Excess
	Pension Plan	Benefit Plan
	(Dollars In Thousands)
Net actuarial loss	$7,594	$1,104
Prior service cost/(credit)	(392)	12
Transition obligation	—	—

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

Allocation of plan assets of the defined benefit pension plan by category as of December 31 are as follows:

	Target
	Allocation for
Asset Category	2012	2011	2010
Cash and cash equivalents	2.0%	1.0%	1.0%
Equity securities	60.0	61.0	60.0
Fixed income	38.0	38.0	39.0
Total	100.0%	100.0%	100.0%

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

Plan assets of the defined benefit pension plan by category as of December 31, are as follows:

	As of December 31,
Asset Category	2011	2010
	(Dollars In Thousands)
Cash and cash equivalents	$1,004	$2,072
Equity securities:
Russell 3000 Equity Index Fund	52,792	54,737
Spartan U.S. Equity Index Fund	29,735	21,644
Fixed income	41,527	39,403
Total investments	125,058	117,856
Employer contribution receivable	2,270	1,598
Total	$127,328	$119,454

The valuation methodologies used to determine the fair values reflect market participant assumptions and are based on the application of the fair value hierarchy that prioritizes observable market inputs over unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. The Plan’s group deposit administration annuity contract with the Company is valued at contract value, which the Company believes approximates fair value. Contract value represents contributions made under the contract, plus interest at the contract rate, less funds used to purchase annuities. Units in collective short-term and collective investment funds are valued at the unit value, which approximates fair value, as reported by the trustee of the collective short-term and collective investment funds on each valuation date. These methods of valuation may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation method is appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$1,004	$—	$1,004
Collective investment funds	—	82,527	—	82,527
Group deposit administration annuity contract	—	—	41,527	41,527
Total investments	$—	$83,531	$41,527	$125,058

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Collective short-term investment fund	$—	$2,072	$—	$2,072
Collective investment funds	—	76,381	—	76,381
Group deposit administration annuity contract	—	—	39,403	39,403
Total investments	$—	$78,453	$39,403	$117,856

For the year ended December 31, 2011, there were no transfers between levels.

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

A reconciliation of the beginning and ending balances for the fair value measurements for which significant unobservable inputs (Level 3) have been used is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Balance, beginning of year	$39,403	$34,892
Interest income	2,124	1,947
Transfers from collective short-term investments fund	—	5,000
Transfers to collective short-term investments fund	—	(2,436)
Balance, end of year	$41,527	$39,403

Investment securities are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported.

Estimated future benefit payments under the defined benefit pension plan are as follows:

	Defined Benefit	Unfunded Excess
Years	Pension Plan	Benefits Plan
	(Dollars In Thousands)
2012	$8,770	$2,984
2013	9,698	2,888
2014	9,448	2,880
2015	10,083	2,923
2016	11,420	3,152
2017-2021	67,686	14,888

Other Postretirement Benefits

In addition to pension benefits, PLC provides limited healthcare benefits to eligible retired employees until age 65. This postretirement benefit is provided by an unfunded plan. As of December 31, 2011 and 2010, the accumulated postretirement benefit obligation associated with these benefits was $0.9 million and $1.3 million, respectively.

The change in the benefit obligation for the retiree medical plan is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$1,309	$1,659
Service cost	9	15
Interest cost	28	50
Amendments	(29)	—
Actuarial (gain) or loss	(297)	(238)
Plan participant contributions	255	272
Benefits paid	(326)	(449)
Special termination benefits	—	—
Benefit obligation, end of year	$949	$1,309

For the retiree medical plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2011, is 1.97% and 2.66%, respectively.

For a closed group of retirees over age 65, PLC provides a prescription drug benefit. As of December 31, 2011 and 2010, PLC’s liability related to this benefit was less than $0.1 million and $0.1 million, respectively. PLC’s obligation is not materially affected by a 1% change in the healthcare cost trend assumptions used in the calculation of the obligation.

PLC also offers life insurance benefits for retirees from $10,000 up to a maximum of $75,000 which are provided through the payment of premiums under a group life insurance policy. This plan is partially funded at a maximum of $50,000 face amount of insurance. The accumulated postretirement benefit obligation associated with these benefits is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Change in Benefit Obligation
Benefit obligation, beginning of year	$7,955	$7,337
Service cost	118	110
Interest cost	416	413
Amendments	—	22
Actuarial (gain) or loss	816	387
Plan participant contributions	—	—
Benefits paid	(354)	(314)
Special termination benefits	—	—
Benefit obligation, end of year	$8,951	$7,955

For the postretirement life insurance plan, PLC’s discount rate assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2011, is 4.62% and 5.40%, respectively.

PLC’s expected long-term rate of return assumption used to determine benefit obligation and the net periodic benefit cost as of December 31, 2011, is 3.45% and 3.75%, respectively. In assessing the reasonableness of its long-term rate of return assumption, PLC utilized a 20 year annualized return and a 20 year average return on Barclay’s short treasury index. PLC’s long-term rate of return assumption was determined based on analytics related to these 20 year return results.

Investments of PLC’s group life insurance plan are held by Wells Fargo Bank, N.A. Plan assets held by the Custodian are invested in a money market fund.

The fair value of each major category of plan assets for PLC’s postretirement life insurance plan is as follows:

	For The Year Ended December 31,
Category of Investment	2011	2010	2009
	(Dollars In Thousands)
Money Market Fund	$6,193	$6,217	$6,235

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

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,193	$—	$—	$6,193

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Money Market Fund	$6,217	$—	$—	$6,217

For the year ended December 31, 2011 and 2010, there were no transfers between levels.

Investments are exposed to various risks, such as interest rate and credit risks. Due to the level of risk associated with investments and the level of uncertainty related to credit risks, it is at least reasonably possible that changes in risk in the near term could materially affect the amounts reported.

401(k) Plan

PLC sponsors a 401(k) Plan which covers substantially all employees. Employee contributions are made on a before-tax basis as provided by Section 401(k) of the Internal Revenue Code or as after-tax “Roth” contributions. Employees may contribute up to 25% of their eligible annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service ($16,500 for 2011). The Plan also provides a “catch-up” contribution provision which permits eligible participants (age 50 or over at the end of the calendar year), to make additional contributions that exceed the regular annual contribution limits up to a limit periodically set by the Internal Revenue Service ($5,500 for 2011). PLC matches the sum of all employee contributions dollar for dollar up to a maximum of 4% of an employee’s pay per year per person. All matching contributions vest immediately.

Prior to 2009, employee contributions to PLC’s 401(k) Plan were matched through use of an ESOP established by PLC. Beginning in 2009, PLC adopted a cash match for employee contributions to the 401(k) plan and recorded an expense of $4.6 million for 2009. For the years ended December 31, 2011 and 2010, PLC recorded an expense of $5.6 million and $5.1 million, respectively. The Company’s portion of this expense was $4.3 million and $3.9 million for the years ended December 31, 2011 and 2010, respectively.

Effective as of January 1, 2005, PLC adopted a supplemental matching contribution program, which is a nonqualified plan that provides supplemental matching contributions in excess of the limits imposed on qualified defined contribution plans by federal tax law. The first allocations under this program were made in early 2006, with respect to the 2005 plan year. The expense recorded by PLC for this employee benefit was $0.4 million, $0.2 million, and $0.3 million, respectively, in 2011, 2010, and 2009.

Deferred Compensation Plan

PLC has established deferred compensation plans for directors, officers, and others. Compensation deferred is credited to the participants in cash, mutual funds, common stock equivalents, or a combination thereof. PLC may, from time to time, reissue treasury shares or buy in the open market shares of common stock to fulfill its obligation under the plans. As of December 31, 2011, the plans had 886,600 common stock equivalents credited to participants. PLC’s obligations related to its deferred compensation plans are reported in other liabilities, unless they are to be settled in shares of its common stock, in which case they are reported as a component of shareowners’ equity. The Company’s portion of expenses related to the deferred compensation plan, is immaterial to the Company.

15.                               INCOME TAXES

The Company’s effective income tax rate related to continuing operations varied from the maximum federal income tax rate as follows:

	For The Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate applied to pre-tax income	35.0%	35.0%	35.0%
Investment income not subject to tax	(2.0)	(1.4)	(1.2)
State income taxes	0.4	0.5	0.4
Uncertain tax positions	(0.1)	(0.9)	0.2
Other	(1.2)	0.1	0.3
	32.1%	33.3%	34.7%

The annual provision for federal income tax in these financial statements differs from the annual amounts of income tax expense reported in the respective income tax returns. Certain significant revenues and expenses are appropriately reported in different years with respect to the financial statements and the tax returns.

The components of the Company’s income tax expense related to income before the cumulative effect of a change in accounting principle are as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Income tax expense per the income tax returns:
Federal	$(4,609)	$3,600	$(60,018)
State	33	2,944	4,133
Total current	$(4,576)	$6,544	$(55,885)
Deferred income tax expense:
Federal	$166,163	$123,415	$204,709
State	2,930	(930)	(1,261)
Total deferred	$169,093	$122,485	$203,448

The components of the Company’s net deferred income tax liability are as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)
Deferred income tax assets:
Policy and policyholders liability reserves	$35,267	$158,549
Intercompany losses	42,685	44,854
Invested assets (other than unrealized gains)	68,530	90,032
Deferred compensation	3,059	2,356
State tax valuation allowance	(2,440)	(2,414)
	147,101	293,377
Deferred income tax liabilities:
Deferred policy acquisition costs and value of business acquired	1,160,381	1,114,892
Unrealized gain on investments	557,221	184,624
Other	3,263	29,034
	1,720,865	1,328,550
Net deferred income tax asset (liability)	$(1,573,764)	$(1,035,173)

The Company’s income tax returns, except for Protective Life Insurance Company of New York and United Investors Life Insurance Company which file separately, are included in PLC’s consolidated U.S. income tax returns.

In management’s judgment, the gross deferred income tax asset as of December 31, 2011, will more likely than not be fully realized. As of December 31, 2011, there were no U.S. tax ordinary or capital loss carryforwards available for use in subsequent years. With regard to state tax loss carryforwards, the Company has recognized a valuation allowance of $2.4 million and $2.4 million as of December 31, 2011 and 2010, respectively, related to operating loss carryforwards that it has determined are more likely than not to expire unutilized. As of December 31, 2011 and 2010, no valuation allowances were established with regard to deferred tax assets relating to impairments on fixed maturities, capital loss carryforwards, and unrealized losses on investments. As of December 31, 2011 and 2010, the Company relied upon certain prudent and feasible tax-planning strategies and its ability and intent to hold to recovery its fixed maturities that were reported at an unrealized loss. The Company has the ability and the intent to either hold any unrealized loss bond to maturity, thereby avoiding a realized loss, or to generate a realized gain from unrealized gain bonds if such unrealized loss bond is sold at a loss prior to maturity. As of December 31, 2011, the Company recorded a net unrealized gain on its fixed maturities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
	2011	2010
	(Dollars In Thousands)

Balance, beginning of period	$12,659	$23,172
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	106	10,906
Reductions of tax positions of prior years:
Changes in judgment	(8,447)	(11,625)
Lapses of applicable statute of limitations	—	(9,794)
Balance, end of period	$4,318	$12,659

Included in the balance above, as of December 31, 2011 and 2010, are approximately $2.0 million and $10.4 million of unrecognized tax benefits, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductions. Other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective income tax rate but would accelerate to an earlier period the payment of cash to the taxing authority. The total amount of unrecognized tax benefits, if recognized, that would affect the effective income tax rate is approximately $2.3 million and $2.2 million as of December 31, 2011 and as of December 31, 2010, respectively.

Any accrued interest and penalties related to the unrecognized tax benefits have been included in income tax expense. These amounts were a $1.4 million benefit, a $2.9 million benefit, and a $1.2 million expense in 2011, 2010, and 2009, respectively. The Company has approximately $1.4 million and $2.8 million of accrued interest associated with unrecognized tax benefits as of December 31, 2011 and 2010, respectively (before taking into consideration the related income tax benefit that is associated with such an expense).

Using the information available as of December 31, 2011, the Company believes that in the next 12 months, there are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease. With regard to the reconciliation above, the reduction in the amount of unrecognized tax benefits due to lapses of applicable statute of limitations was attributable almost entirely to tax issues that were timing in nature. Therefore, aside from the effect of interest cost, such reduction did not result in a decrease in the overall effective income tax rate. During the 12 months ended December 31, 2011 and 2010, the Company’s uncertain tax position liability decreased in the amount of $8.4 million and $11.6 million, respectively, as a result of new technical guidance and other developments which led the Company to conclude that the full amount of the associated tax benefit was more than 50% likely to be realized. In general, the Company is no longer subject to U.S. federal, state and local income tax examinations by taxing authorities for tax years that began before 2003.

16.                               SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Cash paid / (received) during the year:
Interest expense	$89,657	$57,544	$39,496
Income taxes	25,129	(79,281)	(360)
Noncash investing and financing activities:
Decrease in collateral for securities lending transactions	(96,653)	(10,630)	(9,755)

Total cash interest paid on debt for the year ended December 31, 2011, was $89.7 million.

17.          RELATED PARTY TRANSACTIONS

The Company leases furnished office space and computers to affiliates. Lease revenues were $3.6 million, $3.4 million, and $3.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company purchases data processing, legal, investment, and management services from affiliates. The costs of such services were $142.5 million, $135.9 million, and $130.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.  In addition, the Company has an intercompany payable with affiliates as of December 31, 2011 and 2010 of $26.8 million and $22.8 million, respectively and an intercompany receivable with affiliates of $34.0 million and $88.6 million as of December 31, 2011 and 2010, respectively.

Certain corporations with which PLC’s directors were affiliated paid us premiums and policy fees or other amounts for various types of insurance and investment products, interest on bonds we own and commissions on securities underwritings in which our affiliates participated. Such amounts totaled $51.0 million, $13.1 million, and $13.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, in 2010, PLC also received a $5 million deposit from Regions Bank Stable Principal Fund related to a Guaranteed Investment Contract sold by PLC. The Company and/or PLC paid commissions, interest on debt and investment products, and fees to these same corporations totaling $4.6 million, $7.2 million, and $2.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

PLC has guaranteed the Company’s obligations for borrowings or letters of credit under the revolving line of credit arrangement to which PLC is also a party. PLC has also issued guarantees, entered into support agreements and/or assumed a duty to indemnify its indirect wholly owned captive insurance companies in certain respects. In addition, as of December 31, 2011, PLC is the sole holder of the $800 million balance of outstanding surplus notes issued by one such wholly owned captive insurance company, Golden Gate. Please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”, of this report on Form 10-K for additional information regarding these arrangements.

As of February 1, 2000, PLC guaranteed the obligations of the Company under a synthetic lease entered into by the Company, as lessee, with a non-affiliated third party, as lessor. Under the terms of the synthetic lease, financing of $75 million was available to the Company for construction of a new office building and parking deck. The synthetic lease was amended and restated as of January 11, 2007, wherein as of December 31, 2011, PLC continues to guarantee the obligations of the Company thereunder.

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

18.                               STATUTORY REPORTING PRACTICES AND OTHER REGULATORY MATTERS

Financial statements prepared in conformity with GAAP differ in some respects from the statutory accounting practices prescribed or permitted by insurance regulatory authorities. The most significant differences are as follows:

1) acquisition costs of obtaining new business are deferred and amortized over the approximate life of the policies rather than charged to operations as incurred, 2) benefit liabilities are computed using a net level method and are based on realistic estimates of expected mortality, interest, and withdrawals as adjusted to provide for possible unfavorable deviation from such assumptions, 3) deferred income taxes are not subject to statutory limitations as to amounts recognized and are recognized through earnings as opposed to being charged to shareowners’ equity, 4) the Asset Valuation Reserve and Interest Maintenance Reserve are restored to shareowners’ equity, 5) furniture and equipment, agents’ debit balances, and prepaid expenses are reported as assets rather than being charged directly to surplus (referred to as nonadmitted assets), 6) certain items of interest income, such as mortgage and bond discounts, are amortized differently, and 7) bonds are recorded at their market values instead of amortized cost.

Statutory net income for PLICO was $259.2 million, $303.6 million, and $549.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory capital and surplus for PLICO was $2.6 billion and $2.6 billion as of December 31, 2011 and 2010, respectively. The maximum amount the Company could pay as ordinary dividends is estimated to be $307.2 million.

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

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure the adequacy of a company’s statutory surplus by comparing it to the RBC. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the insurance regulators, to its company action level of RBC (known as the RBC ratio), also as defined by insurance regulators. As of December 31, 2011, the Company’s total adjusted capital and company action level RBC was $2.9 billion and $680.5 million, respectively, providing an RBC ratio of approximately 433%.

As of December 31, 2011, the Company and its insurance subsidiaries had on deposit with regulatory authorities, fixed maturity and short-term investments with a market value of approximately $32.3 million.

19.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,337,037	$7	$2,337,044
Commercial mortgage-backed securities	—	550,527	—	550,527
Other asset-backed securities	—	298,216	614,813	913,029
U.S. government-related securities	664,506	536,173	15,000	1,215,679
State, municipalities, and political subdivisions	—	1,327,713	—	1,327,713
Other government-related securities	—	93,017	—	93,017
Corporate bonds	204	18,440,822	119,565	18,560,591
Total fixed maturity securities - available-for-sale	664,710	23,583,505	749,385	24,997,600

Fixed maturity securities - trading
Residential mortgage-backed securities	—	313,963	—	313,963
Commercial mortgage-backed securities	—	190,247	—	190,247
Other asset-backed securities	—	29,585	28,343	57,928
U.S. government-related securities	555,601	255	—	555,856
State, municipalities, and political subdivisions	—	229,032	—	229,032
Other government-related securities	—	44,845	—	44,845
Corporate bonds	—	1,568,094	—	1,568,094
Total fixed maturity securities - trading	555,601	2,376,021	28,343	2,959,965
Total fixed maturity securities	1,220,311	25,959,526	777,728	27,957,565
Equity securities	211,023	11,310	70,080	292,413
Other long-term investments (1)	27,757	7,785	19,103	54,645
Short-term investments	101,470	—	—	101,470
Total investments	1,560,561	25,978,621	866,911	28,406,093
Cash	169,775	—	—	169,775
Other assets	—	—	—	—
Assets related to separate acccounts
Variable annuity	6,741,959	—	—	6,741,959
Variable universal life	502,617	—	—	502,617
Total assets measured at fair value on a recurring basis	$8,974,912	$25,978,621	$866,911	$35,820,444

Liabilities:
Annuity account balances (2)	$—	$—	$136,462	$136,462
Other liabilities (1)	2,727	15,370	437,613	455,710
Total liabilities measured at fair value on a recurring basis	$2,727	$15,370	$574,075	$592,172

(1)  Includes certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,479,630	$20	$2,479,650
Commercial mortgage-backed securities	—	154,058	19,901	173,959
Other asset-backed securities	—	266,262	641,129	907,391
U.S. government-related securities	1,054,203	98,111	15,109	1,167,423
State, municipalities, and political subdivisions	—	969,533	—	969,533
Other government-related securities	14,993	186,214	—	201,207
Corporate bonds	100	15,703,977	64,996	15,769,073
Total fixed maturity securities - available-for-sale	1,069,296	19,857,785	741,155	21,668,236

Fixed maturity securities - trading
Residential mortgage-backed securities	—	426,015	—	426,015
Commercial mortgage-backed securities	—	137,606	—	137,606
Other asset-backed securities	—	24,415	59,925	84,340
U.S. government-related securities	383,423	3,008	3,442	389,873
State, municipalities, and political subdivisions	—	168,900	—	168,900
Other government-related securities	—	126,553	—	126,553
Corporate bonds	—	1,642,664	—	1,642,664
Total fixed maturity securities - trading	383,423	2,529,161	63,367	2,975,951
Total fixed maturity securities	1,452,719	22,386,946	804,522	24,644,187
Equity securities	239,832	10,831	66,592	317,255
Other long-term investments (1)	6,794	3,808	31,765	42,367
Short-term investments	341,217	8,028	—	349,245
Total investments	2,040,562	22,409,613	902,879	25,353,054
Cash	236,998	—	—	236,998
Other assets	—	—	—	—
Assets related to separate acccounts
Variable annuity	5,170,193	—	—	5,170,193
Variable universal life	534,219	—	—	534,219
Total assets measured at fair value on a recurring basis	$7,981,972	$22,409,613	$902,879	$31,294,464

Liabilities:
Annuity account balances (2)	$—	$—	$143,264	$143,264
Other liabilities (1)	23,995	27,888	190,529	242,412
Total liabilities measured at fair value on a recurring basis	$23,995	$27,888	$333,793	$385,676

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the year ended December 31, 2011.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of December 31, 2011, the Company held $3.7 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of December 31, 2011, the Company held $643.2 million of Level 3 ABS, which included $28.3 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.0%
Par value	$683.7 million
Weighted-average life	13.2 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of December 31, 2011, the Company classified approximately $22.2 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilize valuation models that consist of a hybrid income and market approach to valuation. The pricing model utilizes the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of December 31, 2011, the Company classified approximately $134.6 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	60.0%
Weighted-average yield	5.1%
Weighted-average coupon	5.9%
Par value	$145.7 million
Weighted-average stated maturity	6.0 years

Equities

As of December 31, 2011, the Company held approximately $81.4 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 20, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of December 31, 2011, 82.3% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 include futures, credit default swaps, and puts, which are traded on active exchange markets.

Derivative instruments classified as Level 2 primarily include interest rate and inflation swaps. These derivative valuations are determined using independent broker quotations, which are corroborated with observable market inputs.

Derivative instruments classified as Level 3 were embedded derivatives and include at least one significant non-observable input. A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

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

The guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”. Refer to Note 20, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality that is consistent with 61% of the NAIC 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded is the difference between the policy liabilities, net of policy loans compared to the fair value of the trading securities. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings.

Annuity account balances

The equity indexed annuity (“EIA”) model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done using multiple risk neutral stochastic equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed at least annually as a part of the formal unlocking process. If an event were to occur within a quarter that would make the assumptions unreasonable, the assumptions would be reviewed within the quarter.

Included in the chart below are current key assumptions which include risk margins for the Company.

Asset Earned Rate	5.89%
Admin Expense per Policy	$78 to $93 per policy
Partial Withdrawal Rate (for ages less than 70)	2.20%
Partial Withdrawal Rate (for ages 70 and greater)	2.20%
Mortality	65% of 94 GMDB table
Lapse	2.2% to 55% depending on the surrender charge period
Return on Assets	1.5% to 1.85% depending on the guarantee period

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for December 31, 2011, ranged from a one month rate of 1.94%, a 5 year rate of 3.55%, and a 30 year rate of 5.01%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the year ended December 31, 2011, for which the Company has used significant unobservable inputs (Level 3):

Total
Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	(719)	—	(103)	—	—	(19,224)	(2)	—	—
Other asset-backed securities	641,129	4,527	28,873	(8,661)	(50,941)	—	—	—	—	—	(114)	614,813	—
U.S. government-related securities	15,109	—	—	—	(122)	—	—	—	—	—	13	15,000	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	64,996	—	5,216	—	(1,689)	40,000	(3,543)	—	—	14,585	—	119,565	—
Total fixed maturity securities - available-for-sale	741,155	4,527	34,248	(8,665)	(53,471)	40,000	(3,658)	—	—	(4,648)	(103)	749,385	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,213	—	(2,689)	—	3,792	(40,292)	—	—	4,002	2,392	28,343	(937)
U.S. government-related securities	3,442	387	—	(476)	—	—	(3,347)	—	—	—	(6)	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	611	—	(1,453)	—	—	(37,292)	—	—	38,039	95	—	—
Total fixed maturity securities - trading	63,367	2,211	—	(4,618)	—	3,792	(80,931)	—	—	42,041	2,481	28,343	(937)
Total fixed maturity securities	804,522	6,738	34,248	(13,283)	(53,471)	43,792	(84,589)	—	—	37,393	2,378	777,728	(937)
Equity securities	66,592	49	555	—	(1,050)	3,962	(49)	—	—	21	—	70,080	—
Other long-term investments (1)	31,765	—	—	(12,662)	—	—	—	—	—	—	—	19,103	(12,662)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	902,879	6,787	34,803	(25,945)	(54,521)	47,754	(84,638)	—	—	37,414	2,378	866,911	(13,599)
Total assets measured at fair value on a recurring basis	$902,879	$6,787	$34,803	$(25,945)	$(54,521)	$47,754	$(84,638)	$—	$—	$37,414	$2,378	$866,911	$(13,599)

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$(5,850)	$—	$—	$—	$654	$13,306	$—	$—	$136,462	$—
Other liabilities (1)	190,529	—	—	(249,757)	—	—	(2,673)	—	—	—	—	437,613	(249,757)
Total liabilities measured at fair value on a recurring basis	$333,793	$—	$—	$(255,607)	$—	$—	$(2,673)	$654	$13,306	$—	$—	$574,075	$(249,757)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the year ended December 31, 2011, $66.1 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of December 31, 2011.

For the year ended December 31, 2011, $28.7 million of securities were transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were previously valued using an internal model that utilized significant unobservable inputs but were valued internally or by independent pricing services or brokers, utilizing no significant unobservable inputs. All transfers are recognized as of the end of the reporting period.

For the year ended December 31, 2011, there were no transfers from Level 2 to Level 1.

For the year ended December 31, 2011, $17.2 million of securities were transferred out of Level 1. This amount was transferred to Level 2. These transfers resulted from classification corrections made during the year.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

	As of December 31,
	2011		2010
	Carrying		Carrying
	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	$5,351,902	$6,247,959	$4,883,400	$5,326,037
Policy loans	879,819	879,819	793,448	793,448

Liabilities:
Stable value product account balances	$2,769,510	$2,855,614	$3,076,233	$3,163,902
Annuity account balances	10,946,848	10,767,892	10,591,605	10,451,526
Mortgage loan backed certificates	19,755	19,893	61,678	63,127
Non-recourse funding obligations	1,248,600	1,060,275	1,360,800	1,210,894

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

Non-recourse funding obligations

As of December 31, 2011, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

Derivative instruments expose the Company to credit and market risk and could result in material changes from period to period. The Company attempts to minimize its credit risk by entering into transactions with highly rated counterparties. The Company manages the market risk by establishing and monitoring limits as to the types and degrees of risk that may be undertaken. The Company monitors its use of derivatives in connection with its overall asset/liability management programs and risk management strategies. In addition, all derivative programs are monitored by the Company’s risk management department.

Derivatives Related to Interest Rate Risk Management

Derivative instruments that are used as part of the Company’s interest rate risk management strategy include interest rate swaps, interest rate futures, and interest rate caps. The Company’s inflation risk management strategy involves the use of swaps that requires the Company to pay a fixed rate and receive a floating rate that is based on changes in the Consumer Price Index (“CPI”).

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company uses the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

The Company has sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company’s program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company’s nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, equals the notional value of the credit default swaps. As of December 31, 2011, the Company did not have any open credit default swaps.

Other Derivatives

The Company has an interest rate floor agreement and an YRT premium support arrangement with PLC.

Accounting for Derivative Instruments

The Company records its derivative financial instruments in the consolidated balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified  for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.

For a derivative financial instrument to be accounted for as a GAAP accounting hedge, it must be identified and documented either as a fair value, cash flow, or foreign currency GAAP accounting hedge contemporaneously at the trade date. For cash flow hedges, the effective portion of their realized gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction impacts earnings. Any remaining gain or loss, the ineffective portion, is recognized in current earnings. For fair value hedge derivatives, their gain or loss as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. Effectiveness of the Company’s hedge relationships is assessed on a quarterly basis.

The Company reports changes in fair values of derivatives that are not part of a qualifying hedge relationship through earnings in the period of change. Changes in the fair value of derivatives that are recognized in current earnings are reported in “Realized investment gains (losses) - Derivative financial instruments”.

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to essentially convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are almost equal to the amounts that are paid on the agreements.

•                  The Company has entered into an interest rate swap to convert LIBOR-based floating rate interest payments on a certain funding agreement to fixed rate interest payments. This structure is basically the same as that described regarding the CPI-based agreements and swaps.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, and currency futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $30.1 million and $42.3 million and interest rate futures resulted in pre-tax gains of $164.2 million and a pre-tax loss of $11.8 million for the years ended December 31, 2011 and 2010, respectively. Currency futures resulted in net pre-tax gains of $3.0 million, for the year ended December 31, 2011.

•                  The Company uses equity options, volatility swaps, and interest rate swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $15.1 million and $1.8 million, the volatility swaps resulted in net pre-tax losses of $0.2 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively. The interest rate swaps resulted in a net pre-tax gain of $7.7 million for the year ended December 31, 2011. Such interest rate swaps were not held during the year ended December 31, 2010.

•                  The Company entered into credit default swaps to partially mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. The Company reported net pre-tax losses of $7.9 million for the year ended December 31, 2011. Net settlements received were $2.5 million, offset by termination losses of $10.4 million. As of December 31, 2011, the Company did not hold any remaining credit default swaps.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax losses of $127.5 million and $5.7 million for the years ended December 31, 2011 and 2010, respectively, related to these embedded derivatives.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. The Company recognized pre-tax losses of $11.3 million and $8.4 million on interest rate swaps for the year ended December 31, 2011 and 2010, respectively. The net losses for the year ended December 31, 2011, were the result of $10.4 million in realized losses due to terminations, $3.1 million in realized losses due to interest settlements, and $2.2 million in unrealized gains.

•                  The Company purchased interest rate caps during the year ended December 31, 2011, to mitigate the Company’s credit risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $2.8 million for the year ended December 31, 2011.

•                  The Company has an interest rate floor agreement and a yearly renewable term (“YRT”) premium support arrangement with PLC. The Company recognized pre-tax losses of $0.3 million and $4.8 million for the years ended December 31, 2011 and 2010, respectively, related to the interest rate floor agreement. There are no YRT premium support arrangement gains or losses for the year ended December 31, 2011.

•                  The Company uses other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax losses of $0.5 million for the year ended December 31, 2011. The Company recognized gains of $0.8 million for the year ended December 31, 2010.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $134.3 million and $68.0 million for the years ended December 31, 2011 and 2010, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of December 31,
	2011		2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$7,068	$1	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	125,000	5,118	25,000	3,808
Interest rate floors/YRT premium support arrangements	796,713	6,400	770,261	6,700
Embedded derivative - Modco reinsurance treaties	30,001	2,038	29,563	2,687
Embedded derivative - GMWB	826,790	10,665	1,099,902	22,378
Interest rate futures	615,445	6,393	—	—
Equity futures	49,631	837	—	—
Currency futures	57,912	976	—	—
Interest rate caps	3,000,000	2,666	—	—
Other	440,224	19,551	95,000	6,794
	$5,948,784	$54,645	$2,019,726	$42,367
Other liabilities
Cash flow hedges:
Inflation	$244,399	$8,863	$293,379	$12,005
Interest rate	75,000	3,443	75,000	6,747
Derivatives not designated as hedging instruments:
Interest rate swaps	25,000	3,064	110,000	9,137
Embedded derivative - Modco reinsurance treaties	2,761,686	279,799	2,842,862	146,105
Embedded derivative - GMWB	3,741,688	157,813	1,494,657	41,990
Interest rate futures	270,019	1,148	598,357	16,764
Equity futures	189,765	1,454	327,321	7,231
Currency futures	14,348	126	—	—
Other	—	—	338,438	2,433
	$7,321,905	$455,710	$6,080,014	$242,412

Gain (Loss) on Derivatives in Cash Flow Relationship

	For The Year Ended December 31,
	2011			2010
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (loss) (effective portion):
Interest rate	$—	$—	$(272)	$—	$—	$(2,979)
Inflation	—	—	2,468	—	—	3,494

Gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion):
Interest rate	$—	$(3,581)	$—	$—	$(6,650)	$—
Inflation	—	(276)	—	—	(3,303)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(359)	$—	$—	$116	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $4.6 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$164,221	$(11,778)	$—
Equity futures - VA	(30,061)	(42,258)	—
Currency futures - VA	2,977	—	—
Volatility swaps - VA	(239)	(2,433)	—
Equity options - VA	(15,051)	(1,824)	—
Interest rate swaps - VA	7,718	—	—
Credit default swaps - VA	(7,851)	—	—
Embedded derivative - GMWB	(127,537)	(5,728)	19,722
Total derivatives related to variable annuity contracts	(5,823)	(64,021)	19,722
Embedded derivative - Modco reinsurance treaties	(134,340)	(67,989)	(252,698)
Interest rate swaps	(11,264)	(8,427)	39,317
Interest rate caps	(2,801)	—	—
Interest rate futures	—	—	6,889
Interest rate floors/YRT premium suuport arrangements	(300)	(4,800)	4,300
Other derivatives	(477)	799	5,590
Total realized gains (losses) - derivatives	$(155,005)	$(144,438)	$(176,880)

Realized investment gains (losses) - all other investments

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Modco trading portfolio(1)	$164,224	$109,399	$285,178

(1)  The Company elected to include the use of alternate disclosures for trading activities

21.          OPERATING SEGMENTS

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

•                  The Acquisitions segment focuses on acquiring, converting, and servicing policies acquired from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. In the ordinary course of business, the Acquisitions segment regularly considers acquisitions of blocks of policies or insurance companies. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

•                  The Annuities segment markets fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

•                  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, institutional investors, bank trust departments, and money market funds. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

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

•                  The Corporate and Other segment primarily consists of net investment income (including the impact of carrying excess liquidity), expenses not attributable to the segments above and a trading portfolio that was previously part of a variable interest entity. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax excluding net realized investment gains and losses (net of the related amortization of DAC and VOBA and participating income from real estate ventures), and the cumulative effect of change in accounting principle. Periodic settlements of derivatives associated with corporate debt and certain investments and annuity products are included in realized gains and losses but are considered part of operating income because the derivatives are used to mitigate risk in items affecting consolidated and segment operating income (loss). Segment operating income (loss) represents the basis on which the performance of the Company’s business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

During the first quarter of 2010, the Company recorded a $7.8 million decrease in reserves related to the final settlement in the runoff Lender’s Indemnity line of business within the Asset Protection Division.

During the first quarter of 2011, the Company recorded $8.5 million of pre-tax earnings in the Corporate and Other business segment relating to the settlement of a dispute with respect to certain investments.

There were no significant intersegment transactions during the years ended December 31, 2011, 2010, and 2009.

The following tables summarize financial information for the Company’s segments:

	For The Year Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Revenues
Life Marketing	$1,193,927	$1,127,924	$1,016,321
Acquisitions	982,821	761,344	777,181
Annuities	633,185	500,697	507,267
Stable Value Products	170,455	168,127	220,857
Asset Protection	282,587	269,597	271,749
Corporate and Other	145,610	109,295	134,713
Total revenues	$3,408,585	$2,936,984	$2,928,088
Segment Operating Income (Loss)
Life Marketing	$116,261	$147,101	$139,385
Acquisitions	157,393	111,143	133,760
Annuities	109,875	49,847	53,258
Stable Value Products	56,780	39,207	61,963
Asset Protection	16,147	22,673	16,114
Corporate and Other	6,985	(13,458)	92,238
Total segment operating income	463,441	356,513	496,718
Realized investment (losses) gains - investments(1)(3)	197,692	111,915	129,021
Realized investment (losses) gains - derivatives(2)	(149,182)	(81,161)	(200,705)
Income tax (expense) benefit	(164,517)	(129,029)	(147,563)
Net income	$347,434	$258,238	$277,471

(1) Realized investment (losses) gains - investments	$200,432	$117,056	$123,818
Less: related amortization of DAC	2,740	5,141	(5,203)
	$197,692	$111,915	$129,021

(2) Realized investment gains (losses) - derivatives	$(155,005)	$(144,438)	$(176,880)
Less: settlements on certain interest rate swaps	—	168	1,205
Less: derivative activity related to certain annuities	(5,823)	(63,445)	22,620
	$(149,182)	$(81,161)	$(200,705)

Net investment income
Life Marketing	$446,014	$387,953	$361,921
Acquisitions	529,261	458,703	479,743
Annuities	507,229	482,264	440,096
Stable Value Products	145,150	171,327	221,688
Asset Protection	21,650	23,959	28,448
Corporate and Other	104,140	100,639	71,167
Total net investment income	$1,753,444	$1,624,845	$1,603,063

Amortization of DAC and VOBA
Life Marketing	$120,884	$91,363	$144,125
Acquisitions	75,041	64,410	59,025
Annuities	71,060	(3,182)	81,928
Stable Value Products	4,556	5,430	3,471
Asset Protection	26,255	29,540	29,908
Corporate and Other	2,654	1,694	1,900
Total amortization of DAC and VOBA	$300,450	$189,255	$320,357

(3) Includes other-than-temporary impairments of $47.3 million, $41.4 million, and $179.9 million for the year ended December 31, 2011, 2010, and 2009, respectively.

	Operating Segment Assets
	As of December 31, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,453,448	$11,471,856	$14,872,173	$2,767,163
Deferred policy acquisition costs and value of business acquired	2,582,687	824,277	548,494	2,347
Goodwill	—	38,713	—	—
Total assets	$13,036,135	$12,334,846	$15,420,667	$2,769,510

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$703,399	$8,403,562	$21,491	$48,693,092
Deferred policy acquisition costs and value of business acquired	52,519	1,612	—	4,011,936
Goodwill	48,158	—	—	86,871
Total assets	$804,076	$8,405,174	$21,491	$52,791,899

	Operating Segment Assets
	As of December 31, 2010
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$9,623,944	$10,270,540	$12,603,533	$3,069,330
Deferred policy acquisition costs and value of business acquired	2,475,621	810,681	471,163	6,903
Goodwill	—	41,812	—	—
Total assets	$12,099,565	$11,123,033	$13,074,696	$3,076,233

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$677,297	$7,295,429	$23,686	$43,563,759
Deferred policy acquisition costs and value of business acquired	54,707	3,497	—	3,822,572
Goodwill	48,158	—	—	89,970
Total assets	$780,162	$7,298,926	$23,686	$47,476,301

22.                               CONSOLIDATED QUARTERLY RESULTS - UNAUDITED

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2011 and 2010 is presented below. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary for a fair statement of quarterly results have been reflected in the following data. It is also management’s opinion, however, that quarterly operating data for insurance enterprises are not necessarily indicative of results that may be expected in succeeding quarters or years. In order to obtain a more accurate indication of performance, there should be a review of operating results, changes in shareowner’s equity, and cash flows for a period of several quarters.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars In Thousands)
2011
Premiums and policy fees	$662,256	$712,472	$693,161	$716,245
Reinsurance ceded	(324,417)	(356,603)	(319,732)	(363,162)
Net of reinsurance ceded	337,839	355,869	373,429	353,083
Net investment income	427,311	434,425	445,928	445,780
Realized investment gains (losses)	(7,986)	19,974	31,880	1,559
Other income	43,863	56,107	47,262	42,262
Total revenues	801,027	866,375	898,499	842,684
Benefits and expenses	692,304	717,780	767,024	719,526
Income before income tax	108,723	148,595	131,475	123,158
Income tax expense	37,965	51,546	42,739	32,267
Net income	$70,758	$97,049	$88,736	$90,891

2010
Premiums and policy fees	$624,835	$675,205	$636,239	$673,078
Reinsurance ceded	(299,914)	(372,925)	(326,716)	(381,157)
Net of reinsurance ceded	324,921	302,280	309,523	291,921
Net investment income	398,188	408,548	413,377	404,732
Realized investment gains (losses)	13,291	(67,386)	8,664	18,049
Other income	22,557	25,205	30,579	32,535
Total revenues	758,957	668,647	762,143	747,237
Benefits and expenses	647,484	606,478	659,938	635,817
Income before income tax	111,473	62,169	102,205	111,420
Income tax expense	35,296	21,555	34,557	37,621
Net income	$76,177	$40,614	$67,648	$73,799

23.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to December 31, 2011, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

In January of 2012, the Company repurchased $91.7 million of its outstanding non-recourse funding obligations. These repurchases resulted in a $29.3 million pre-tax gain for the Company.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowner of

Protective Life Insurance Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Protective Life Insurance Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report in Internal Controls Over Financial Reporting” appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A, management has excluded the administrative systems and processes including those currently being provided by third parties (the “systems and processes”) for the blocks of life and health business reinsured during 2011 (the “business”) from Liberty Life Insurance Company (“Liberty Life”) from its assessment of internal control over financial reporting as of December 31, 2011.  We have also excluded the systems and processes for the business from Liberty Life from our audit of internal control over financial reporting.  The business from Liberty Life represents revenues and pre-tax income of 5.2% and 7.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting related to the consolidation of variable interest entities effective January 1, 2010.

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

Birmingham, Alabama

March 29, 2012

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

As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-K, the Company acquired United Investors and completed an unrelated reinsurance transaction with Liberty Life effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence on these businesses before completing the acquisitions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative system and processes of these businesses were effective. As of December 31, 2011, the Company has completed its own evaluation of the design and operation of disclosure controls and procedures relating to the administrative systems and processes, including those currently being provided by third parties, for the United Investors business and determined that they were effective. Management’s evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, did not extend to the internal controls relating to the administrative systems and processes including those currently being provided by third parties for the blocks of life and health business reinsured from Liberty Life. From the period of April 29, 2011 through December 31, 2011, the Company recorded revenues and pre-tax income of $175.9 million and $38.2 million, respectively, as a result of the reinsurance transaction with Liberty Life.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As described in Note 3 to the consolidated financial statements set forth in this periodic report on Form 10-K, the Company completed a reinsurance transaction with Liberty Life effective April 29, 2011. Management’s evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, did not extend to the internal controls relating to the administrative systems and processes including those currently being provided by third parties for the blocks of life and health business reinsured from Liberty Life. From the period of April 29, 2011 through December 31, 2011, the Company recorded revenues and pre-tax income of $175.9 million and $38.2 million, respectively, as a result of the reinsurance transaction with Liberty Life.

Based on the Company’s assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

March 29, 2012

(c)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

Information omitted in accordance with General Instruction I (2)(c).

Item 13.     Certain Relationships and Related Transactions and Director Independence

Information omitted in accordance with General Instruction I (2)(c).

Item 14.     Principal Accountant Fees and Services

The following table shows the aggregate fees billed by PricewaterhouseCoopers LLP for 2011 and 2010 with respect to various services provided to PLC and its subsidiaries.

	For The Year Ended December 31,
	2011	2010
	(Dollars In Millions)
Audit Fees	$5.1	$4.5
Audit Related Fees	0.7	0.4
Tax Fees	0.3	0.3
All Other Fees	—	—
Total	$6.1	$5.2

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

On February 27, 2012, the Audit Committee approved the engagement of PricewaterhouseCoopers LLP to render audit and non-audit services for PLC and its subsidiaries, including the Company, for the period ended February 2013. Its policy is to pre-approve, generally for a 12-month period, the audit, audit-related, tax and other services provided by the independent accountants to PLC and its subsidiaries. Under the pre-approval process, the Committee reviews and approves specific services and categories of services and the maximum aggregate fee for each service or service category. Performance of any additional services or categories of services, or of services that would result in fees in excess of the established maximum, requires the separate pre-approval of the Audit Committee or one of its members who has been delegated pre-approval authority. The Committee or its Chairman pre-approved all Audit, Audit-Related, Tax and Other services performed for PLC and its subsidiaries by PricewaterhouseCoopers LLP with respect to fiscal year 2011.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.                     Financial Statements (See Item 8, Financial Statements and Supplementary Data)

2.                     Financial Statement Schedules:

The Report of Independent Registered Public Accounting Firm which covers the financial statement schedules appears on page 181 of this report. The following schedules are located in this report on the pages indicated.

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

	3(a)	2011 Amended and Restated Charter of Protective Life Insurance Company
	3(b)	2011 Amended and Restated By-laws of Protective Life Insurance Company
**	4(a)	Group Modified Guaranteed Annuity Contract
***	4(b)	Individual Certificate
**	4(c)	Tax-Sheltered Annuity Endorsement
**	4(d)	Qualified Retirement Plan Endorsement
**	4(e)	Individual Retirement Annuity Endorsement
**	4(f)	Section 457 Deferred Compensation Plan Endorsement
*	4(g)	Qualified Plan Endorsement
**	4(h)	Application for Individual Certificate
**	4(i)	Adoption Agreement for Participation in Group Modified Guaranteed Annuity
***	4(j)	Individual Modified Guaranteed Annuity Contract
**	4(k)	Application for Individual Modified Guaranteed Annuity Contract
****	4(l)	Endorsement - Group Policy
****	4(m)	Endorsement - Certificate
****	4(n)	Endorsement - Individual Contracts
****	4(o)	Endorsement (Annuity Deposits) - Group Policy
****	4(p)	Endorsement (Annuity Deposits) - Certificate

Item
Number		Document
****	4(q)	Endorsement (Annuity Deposits) - Individual Contracts
*****	4(r)	Endorsement - Individual
*****	4(s)	Endorsement - Group Contract/Certificate
†	4(t)	Endorsement - Individual, incorporated by reference as Exhibit 4(EE) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(u)	Endorsement - Group Contract, incorporated by reference as Exhibit 4(FF) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(v)	Endorsement - Group Certificate, incorporated by reference as Exhibit 4(GG) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(w)

Individual Modified Guaranteed Annuity Contract, incorporated by reference as Exhibit 4 (HH) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)

†	4(x)	Cancellation Endorsement, included as an exhibit to item 4(w) above.
†††	4(y)	Group Modified Guaranteed Annuity Contract
†††	4(z)	Individual Modified Guaranteed Annuity Contract
†††	4(aa)	Group Certificate
†††	4(bb)	Application for Modified Guaranteed Annuity
†††	4(cc)	Endorsement - Free Look
†††	4(dd)	Endorsement - Settlement Option
†††	4(ee)	Endorsement - Automatic Renewal
†††	4(ff)	Endorsement - Traditional IRA
†††	4(gg)	Endorsement - Roth IRA
†††	4(hh)	Endorsement - Qualified Retirement Plan
†††	4(ii)	Endorsement - Section 457 Deferred Compensation Plan
††	4(jj)	Application for Modified Guaranteed Annuity
*	10(a)	Bond Purchase Agreement
*	10(b)	Escrow Agreement
†	10(c)

Second Amended and Restated Credit Agreement dated as of April 16, 2008, among Protective Life Corporation, Protective Life Insurance Company, the several lenders from time to time hereto and Regions Bank, Regions Capital Markets, and Wachovia Capital Markets, LLC and Bank of America N.A. and Barclays Bank PLC filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2008.

†	10(c)(1)

First Amendment to the Second Amended and Restated Credit Agreement dated as of October 2, 2009 among Protective Life Corporation, Protective Life Insurance Company, the lenders and parties thereto and Regions Bank as Administrative Agent filed as Exhibit 10(c) (2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. (No. 001-31901)

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

Item
Number		Document
†	10(g)

Amended and Restated Reimbursement Agreement dated as of November 21, 2011 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2010. ±

†	10(h)

Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., the Company and RBC USA Holdco Corporation filed as Exhibit 10.01 to the Company’s current report on Form 8-K filed October 28, 2010. (No. 001-31901)

	10(i)	Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch. ±
†	10(j)

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
101

Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2011, filed on March 29, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareowner’s Equity, (iv) the Consolidated Statement of Cash Flow, and (v) the Notes to Consolidated Financial Statements.

*	Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 33-31940.
**	Previously filed or incorporated by reference in Amendment No. 1 to Form S-1 Registration Statement, Registration No. 33-31940.
***	Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-31940.
****	Previously filed or incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement, Registration No. 33-57052.
*****	Previously filed or incorporated by reference from Amendment No. 3 to Form S-1 Registration Statement, Registration No. 33-57052.

†	Incorporated by reference.
††	Previously filed as Exhibit 4(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (No. 001-31901).
†††	Previously filed or incorporated by reference in Form S-1 Registration Statement, Registration No. 333-156285.
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
March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ John D. Johns	Chairman of the Board, President	March 29, 2012
JOHN D. JOHNS	and Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Richard J. Bielen	Vice Chairman and	March 29, 2012
RICH BIELEN	Chief Financial Officer,
and a Director
(Principal Financial Officer)

/s/ Carolyn Johnson	Executive Vice President,	March 29, 2012
CAROLYN JOHNSON	Chief Operating Officer
and a Director

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

								Amortization
	Deferred			Stable Value				of Deferred
	Policy			Products,				Policy
	Acquisition			Annuity				Acquisitions
	Costs and			Contracts and	Net		Benefits	Costs and
	Value of	Future Policy		Other	Premiums	Net	and	Value of	Other
	Businesses	Benefits and	Unearned	Policyholders’	and Policy	Investment	Settlement	Businesses	Operating	Premiums
Segment	Acquired	Claims	Premiums	Funds	Fees	Income(1)	Expenses	Acquired	Expenses(1)	Written(2)
	(Dollars In Thousands)
For The Year Ended December 31, 2011:
Life Marketing	$2,582,687	$11,755,841	$589,027	$274,870	$744,819	$446,014	$978,098	$120,884	$(21,316)	$196
Acquisitions	824,277	7,804,207	6,792	3,669,366	414,823	529,261	662,293	75,041	55,792	22,386
Annuities	548,494	1,175,690	103,314	7,497,370	68,319	507,229	390,788	71,060	53,867	—
Stable Value Products	2,347	—	—	2,769,510	—	145,150	81,256	4,556	2,557	—
Asset Protection	52,519	53,987	517,274	1,645	170,898	21,650	88,257	26,255	151,928	161,387
Corporate and Other	1,612	78,002	1,851	50,113	21,361	104,140	21,528	2,654	131,136	21,107
Total	$4,011,936	$20,867,727	$1,218,258	$14,262,874	$1,420,220	$1,753,444	$2,222,220	$300,450	$373,964	$205,076
For The Year Ended December 31, 2010:
Life Marketing	$2,475,621	$10,910,433	$520,589	$275,325	$736,252	$387,953	$921,765	$91,363	$(32,305)	$246
Acquisitions	810,681	6,241,033	16,329	3,857,946	246,698	458,703	512,433	64,410	25,559	766
Annuities	471,163	1,231,374	93,609	6,985,784	42,650	482,264	407,455	(3,182)	39,285	—
Stable Value Products	6,903	—	—	3,076,233	—	171,327	123,365	5,430	3,325	—
Asset Protection	54,707	63,357	509,273	2,258	178,883	23,959	86,799	29,540	130,585	168,762
Corporate and Other	3,497	84,068	2,125	48,216	24,162	100,639	24,575	1,694	117,621	23,961
Total	$3,822,572	$18,530,265	$1,141,925	$14,245,762	$1,228,645	$1,624,845	$2,076,392	$189,255	$284,070	$193,735
For The Year Ended December 31, 2009:
Life Marketing	$2,277,256	$9,969,274	$539,061	$234,467	$653,441	$361,921	$782,372	$144,125	$(49,561)	$492
Acquisitions	839,829	5,878,326	21,805	3,896,074	261,516	479,743	532,992	59,025	14,768	854
Annuities	430,704	1,296,249	54,748	6,248,437	33,831	440,096	350,850	81,928	28,089	—
Stable Value Products	12,112	—	—	3,581,150	—	221,688	154,555	3,471	3,565	—
Asset Protection	59,821	95,507	558,464	2,379	190,292	28,448	109,381	29,908	116,346	178,530
Corporate and Other	5,549	63,974	2,344	44,635	26,564	71,167	29,896	1,900	109,444	26,413
Adjustments(3)	—	23,429	—	—	—	—	—	—	—	—
Total	$3,625,271	$17,326,759	$1,176,422	$14,007,142	$1,165,644	$1,603,063	$1,960,046	$320,357	$222,651	$206,289

(1)  Allocations of Net Investment Income and Other Operating Expenses are based on a number of assumptions and estimates and results would change if different methods were applied.

(2)  Excludes Life Insurance

(3)  Balance sheet adjustments represent the inclusion of assets related to discontinued operations.

SCHEDULE IV - REINSURANCE

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

			Assumed			Percentage of
		Ceded to	from			Amount
	Gross	Other	Other	Net		Assumed to
	Amount	Companies	Companies	Amount		Net
	(Dollars In Thousands)
For The Year Ended December 31, 2011:
Life insurance in-force	$728,670,260	$469,530,487	$32,812,882	$291,952,655		11.2%
Premiums and policy fees:
Life insurance	2,245,359	1,278,273	248,467	1,215,553	(1)	20.4
Accident/health insurance	43,161	14,415	21,719	50,465		43.0
Property and liability insurance	219,267	71,225	6,160	154,202		4.0
Total	$2,507,787	$1,363,913	$276,346	$1,420,220
For The Year Ended December 31, 2010:
Life insurance in-force	$753,518,782	$495,056,077	$18,799,243	$277,261,948		6.8%
Premiums and policy fees:
Life insurance	2,153,318	1,284,504	166,606	1,035,420		16.1
Accident/health insurance	49,520	17,323	63	32,260		0.2
Property and liability insurance	232,744	78,885	7,106	160,965		4.4
Total	$2,435,582	$1,380,712	$173,775	$1,228,645
For The Year Ended December 31, 2009:
Life insurance in-force	$755,263,432	$515,136,471	$19,826,424	$259,953,385		7.6%
Premiums and policy fees:
Life insurance	2,135,750	1,350,061	113,306	898,995		12.6
Accident/health insurance	59,202	21,859	126	37,469		0.3
Property and liability insurance	298,832	137,116	67,464	229,180		29.4
Total	$2,493,784	$1,509,036	$180,896	$1,165,644

(1)  Includes annuity policy fees of $74.9 million, $43.4 million, and $34.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

PROTECTIVE LIFE INSURANCE COMPANY AND SUBSIDIARIES

		Additions
	Balance	Charged to	Charges		Balance
	at beginning	costs and	to other		at end of
Description	of period	expenses	accounts	Deductions	period
	(Dollars In Thousands)
2011
Allowance for losses on commercial mortgage loans	$11,650	$9,603	$—	$(16,278)	$4,975
2010
Allowance for losses on commercial mortgage loans	$1,725	$11,071	$—	$(1,146)	$11,650
2009
Allowance for losses on commercial mortgage loans	$2,230	$3,320	$—	$(3,825)	$1,725
Bad debt reserve associated with Lender’s Indemnity product line	30,611	—	—	(30,611)	—