Form 10-K/A
period 2011-12-31
PROTECTIVE LIFE INSURANCE CO
filed 2012-04-12
CIK 310826

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

EXPLANATORY NOTE

Part IV, Item 15 of the Protective Life Insurance Company (the “Company”) Annual Report on Form 10-K for fiscal year ended December 31, 2011 (“Annual Report”) is being amended to reflect that Exhibit 10(g) is being filed herewith and Exhibit 10(i) is being incorporated by reference, and to include Exhibit 10(g) as an exhibit to the Annual Report.

No other revisions or amendments have been made to this Annual Report. This Amendment No. 1 to the Annual Report does not otherwise update information in the Annual Report to reflect facts or events occurring subsequent to the date of the original filing of the Annual Report. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

Amendment No. 1 to

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2011

The Company hereby amends Part IV, Item 15 of its Annual Report on Form 10-K for fiscal year ended December 31, 2011 to reflect that Exhibit 10(g) is being filed herewith and that Exhibit 10(i) is being incorporated by reference, as follows:

Item 15.    Exhibits and Financial Statement Schedules

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

†	3(a)	2011 Amended and Restated Charter of Protective Life Insurance Company filed as Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
†	3(b)	2011 Amended and Restated By-laws of Protective Life Insurance Company filed as Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
**	4(a)	Group Modified Guaranteed Annuity Contract
***	4(b)	Individual Certificate
**	4(c)	Tax-Sheltered Annuity Endorsement
**	4(d)	Qualified Retirement Plan Endorsement
**	4(e)	Individual Retirement Annuity Endorsement
**	4(f)	Section 457 Deferred Compensation Plan Endorsement
*	4(g)	Qualified Plan Endorsement
**	4(h)	Application for Individual Certificate
**	4(i)	Adoption Agreement for Participation in Group Modified Guaranteed Annuity
***	4(j)	Individual Modified Guaranteed Annuity Contract
**	4(k)	Application for Individual Modified Guaranteed Annuity Contract
****	4(l)	Endorsement - Group Policy
****	4(m)	Endorsement - Certificate
****	4(n)	Endorsement - Individual Contracts
****	4(o)	Endorsement (Annuity Deposits) - Group Policy
****	4(p)	Endorsement (Annuity Deposits) - Certificate
****	4(q)	Endorsement (Annuity Deposits) - Individual Contracts
*****	4(r)	Endorsement - Individual
*****	4(s)	Endorsement - Group Contract/Certificate
†	4(t)	Endorsement - Individual, incorporated by reference as Exhibit 4(EE) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)

†	4(u)	Endorsement - Group Contract, incorporated by reference as Exhibit 4(FF) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(v)	Endorsement - Group Certificate, incorporated by reference as Exhibit 4(GG) to Protective Life Insurance Company’s Registration Statement on Form S-1 filed April 4, 1996. (No. 333-02249)
†	4(w)

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

	10(g)	Amended and Restated Reimbursement Agreement dated as of November 21, 2011 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch. ±
†	10(h)

Stock Purchase Agreement by and among RBC Insurance Holdings (USA), Inc., Athene Holding Ltd., the Company and RBC USA Holdco Corporation filed as Exhibit 10.01 to the Company’s current report on Form 8-K filed October 28, 2010. (No. 001-31901)

†	10(i)

Reimbursement Agreement dated as of December 10, 2010 between Golden Gate IV Vermont Captive Insurance Company and UBS AG, Stamford Branch filed as Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339) ±

†	10(j)

Form of Coinsurance Agreement by and between Liberty Life Insurance Company and Protective Life Insurance Company filed as Exhibit 10.02 to the Company’s Current Report on Form 8-K filed October 28, 2010. (No. 001-31901)

†	12	Consolidated Earnings Ratio filed as Exhibit 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
†	14	Code of Business Conduct for Protective Life Corporation and all of its subsidiaries, Revised August 30, 2010, filed as Exhibit 14 to Protective Life Corporation’s Annual Report on Form

10-K for the year ended December 31, 2010. (No. 001-11339)
†	14(a)

Supplemental Policy on Conflict of Interest, Revised August 30, 2010 for Protective Life Corporation and all of its subsidiaries, filed as Exhibit 14(a) to Protective Life Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. (No. 001-11339)

†	23	Consent of Independent Registered Public Accounting Firm filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	101

Financial statements from the annual report on Form 10-K of Protective Life Insurance Company for the year ended December 31, 2011, filed on March 29, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Shareowner’s Equity, (iv) the Consolidated Statement of Cash Flow, and (v) the Notes to Consolidated Financial Statements filed as Exhibit 101 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer
April 12, 2012

EXHIBIT INDEX

Exhibit Number	Description

10(g)	Amended and Restated Reimbursement Agreement dated as of November 21, 2011 between Golden Gate III Vermont Captive Insurance Company and UBS AG, Stamford Branch. (No. 001-31901)

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.