Form 10-Q
period 2012-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2012-11-14
CIK 310826

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011(1)	2012	2011(1)
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$681,324	$693,161	$2,081,442	$2,067,889
Reinsurance ceded	(311,862)	(319,732)	(944,276)	(1,000,752)
Net of reinsurance ceded	369,462	373,429	1,137,166	1,067,137
Net investment income	446,374	445,928	1,328,554	1,307,664
Realized investment gains (losses):
Derivative financial instruments	(116,663)	(97,445)	(194,340)	(145,354)
All other investments	122,476	139,102	225,838	214,097
Other-than-temporary impairment losses	(3,402)	(6,217)	(51,083)	(37,802)
Portion recognized in other comprehensive income (before taxes)	(5,097)	(3,560)	10,546	12,927
Net impairment losses recognized in earnings	(8,499)	(9,777)	(40,537)	(24,875)
Other income	51,046	47,262	176,309	147,232
Total revenues	864,196	898,499	2,632,990	2,565,901
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2012 - $307,158; 2011 - $209,160; nine months: 2012 - $896,946; 2011 - $881,105)	627,993	589,557	1,780,416	1,672,067
Amortization of deferred policy acquisition costs and value of business acquired	11,189	68,008	129,026	190,522
Other operating expenses, net of reinsurance ceded: (three months: 2012 - $47,505; 2011 - $50,474) nine months: 2012 - $142,187; 2011 - $146,737)	118,325	118,376	358,726	345,251
Total benefits and expenses	757,507	775,941	2,268,168	2,207,840
Income before income tax	106,689	122,558	364,822	358,061
Income tax expense	35,778	39,579	116,428	121,359
Net income	$70,911	$82,979	$248,394	$236,702

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011(1)	2012	2011(1)
	(Dollars In Thousands)
Net income	$70,911	$82,979	$248,394	$236,702
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2012 - $205,778; 2011 - $240,878; nine months: 2012 - $383,781; 2011 - $346,024)	382,163	447,347	712,739	642,629
Reclassification adjustment for investment amounts included in net income, net of income tax: (three months: 2012 - $(4,951); 2011 - $(3,716); nine months: 2012 - $(6,423); 2011 - $(14,108))	(9,198)	(6,903)	(11,931)	(26,214)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months: 2012 - $12,810; 2011 - $(532); nine months: 2012 - $15,744; 2011 - $(9,568))	23,789	(987)	29,240	(17,769)
Change in accumulated gain - derivatives, net of income tax: (three months: 2012 - $1,828; 2011 - $(420); nine months: 2012 - $2,739; 2011 - $1,424)	3,395	(780)	5,088	2,645
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2012 - $(415); 2011 - $(355); nine months: 2012 - $(354); 2011 - $(478))	(771)	(659)	(658)	(887)
Total other comprehensive income	399,378	438,018	734,478	600,404
Total comprehensive income	$470,289	$520,997	$982,872	$837,106

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2012	December 31, 2011(1)
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2012 - $26,514,190; 2011 - $26,109,131)	$29,588,085	$27,957,565
Equity securities, at fair value (cost: 2012 - $334,785; 2011 - $303,578)	336,276	292,413
Mortgage loans (includes amounts related to securitizations of: 2012 - $789,624; 2011 - $858,139)	5,094,080	5,351,902
Investment real estate, net of accumulated depreciation (2012 - $1,116; 2011 - $993)	8,518	10,991
Policy loans	869,607	879,819
Other long-term investments	371,442	264,031
Short-term investments	110,108	101,470
Total investments	36,378,116	34,858,191
Cash	79,566	169,775
Accrued investment income	356,711	347,857
Accounts and premiums receivable, net of allowance for uncollectible amounts (2012 - $4,061; 2011 - $3,864)	86,210	68,641
Reinsurance receivables	5,636,376	5,542,417
Deferred policy acquisition costs and value of business acquired	3,191,377	3,223,220
Goodwill	84,547	86,871
Property and equipment, net of accumulated depreciation (2012 - $137,301; 2011 - $132,579)	48,012	47,997
Other assets	332,932	351,327
Income tax receivable	48,207	62,311
Assets related to separate accounts
Variable annuity	8,895,947	6,741,959
Variable universal life	557,529	502,617
Total Assets	$55,695,530	$52,003,183

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(Unaudited)

	As of
	September 30, 2012	December 31, 2011(1)
	(Dollars In Thousands)
Liabilities
Policy liabilities and accruals	$22,725,123	$22,085,985
Stable value product account balances	2,328,237	2,769,510
Annuity account balances	10,751,652	10,946,848
Other policyholders’ funds	553,262	546,516
Other liabilities	1,155,287	970,047
Mortgage loan backed certificates	—	19,755
Deferred income taxes	1,694,059	1,293,996
Non-recourse funding obligations	1,156,900	1,248,600
Repurchase program borrowings	274,312	—
Liabilities related to separate accounts
Variable annuity	8,895,947	6,741,959
Variable universal life	557,529	502,617
Total liabilities	50,092,308	47,125,833
Commitments and contingencies - Note 9
Shareowner’s equity
Preferred Stock, $1 par value, shares authorized: 2,000; Liquidation preference: $2	2	2
Common Stock, $1 par value, shares authorized and issued: 2012 and 2011 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,361,734	1,361,734
Retained earnings	2,447,687	2,456,293
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2012 - $967,554; 2011 - $590,196)	1,796,887	1,096,079
Net unrealized losses relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2012 - $(2,630); 2011 - $(18,374))	(4,884)	(34,124)
Accumulated loss - derivatives, net of income tax: (2012 - $(1,726); 2011 - $(4,111))	(3,204)	(7,634)
Total shareowner’s equity	5,603,222	4,877,350
Total liabilities and shareowner’s equity	$55,695,530	$52,003,183

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In-	Retained	Comprehensive	Shareowner’s
	Stock	Stock	Capital	Earnings(1)	Income (Loss)(1)	Equity(1)
	(Dollars In Thousands)
Balance, December 31, 2011	$2	$5,000	$1,361,734	$2,456,293	$1,054,321	$4,877,350
Net income for the three months ended March 31, 2012				95,856		95,856
Other comprehensive income (loss)					17,713	17,713
Comprehensive income for the three months ended March 31, 2012						113,569
Dividends paid to the parent company			—	(90,000)		(90,000)
Balance, March 31, 2012	$2	$5,000	$1,361,734	$2,462,149	$1,072,034	$4,900,919
Net income for the three months ended June 30, 2012				81,627		81,627
Other comprehensive income (loss)					317,387	317,387
Comprehensive income for the three months ended June 30, 2012						399,014
Dividends paid to the parent company			—	(27,000)		(27,000)
Balance, June 30, 2012	$2	$5,000	$1,361,734	$2,516,776	$1,389,421	$5,272,933
Net income for the three months ended September 30, 2012				70,911		70,911
Other comprehensive income (loss)					399,378	399,378
Comprehensive income for the three months ended September 30, 2012						470,289
Dividends paid to the parent company			—	(140,000)		(140,000)
Balance, September 30, 2012	$2	$5,000	$1,361,734	$2,447,687	$1,788,799	$5,603,222

(1) Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The
	Nine Months Ended
	September 30,
	2012	2011(1)
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$248,394	$236,702
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	9,039	(43,868)
Amortization of deferred policy acquisition costs and value of business acquired	129,026	190,522
Capitalization of deferred policy acquisition costs	(216,281)	(297,963)
Depreciation expense	6,370	6,366
Deferred income tax	(47,723)	30,020
Accrued income tax	14,104	32,580
Interest credited to universal life and investment products	731,934	740,328
Policy fees assessed on universal life and investment products	(579,812)	(528,739)
Change in reinsurance receivables	(93,959)	(28,727)
Change in accrued investment income and other receivables	(4,430)	(34,533)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	218,218	7,832
Trading securities:
Maturities and principal reductions of investments	212,048	228,405
Sale of investments	365,809	655,607
Cost of investments acquired	(528,753)	(736,587)
Other net change in trading securities	13,758	31,307
Change in other liabilities	(115,689)	15,004
Other income - surplus note repurchase	(29,344)	(35,512)
Other, net	69,916	56,037
Net cash provided by operating activities	402,625	524,781
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	904,876	1,141,162
Sale of investments, available-for-sale	1,959,184	2,243,435
Cost of investments acquired, available-for-sale	(3,113,371)	(4,181,343)
Mortgage loans:
New lendings	(252,727)	(395,734)
Repayments	499,524	338,760
Change in investment real estate, net	2,447	(5,231)
Change in policy loans, net	10,212	13,806
Change in other long-term investments, net	(97,855)	38,168
Change in short-term investments, net	(38,561)	125,563
Net unsettled security transactions	69,845	127,621
Purchase of property and equipment	(5,405)	(12,775)
Payments for business acquisitions	—	(209,609)
Net cash used in investing activities	(61,831)	(776,177)
Cash flows from financing activities
Repayment of non-recourse funding obligations	(91,700)	(112,200)
Dividend paid to the parent company	(257,000)	(165,000)
Repurchase program borrowings	280,000	157,103
Investment product deposits and change in universal life deposits	2,641,899	3,413,567
Investment product withdrawals	(3,002,824)	(2,998,684)
Other financing activities, net	(1,378)	(23,324)
Net cash (used in) provided by financing activities	(431,003)	271,462
Change in cash	(90,209)	20,066
Cash at beginning of period	169,775	236,998
Cash at end of period	$79,566	$257,064

(1)Recast from previously reported information

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The year-end consolidated condensed financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

The operating results of companies in the insurance industry have historically been subject to significant fluctuations due to changing competition, economic conditions, interest rates, investment performance, insurance ratings, claims, persistency, and other factors.

In January of 2012, the Company adopted Accounting Standard Update (“ASU” or “Update”) No. 2010-26- Financial Services — Insurance — Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts which changed how the Company accounts for its deferred acquisition costs.  See Note 2, Summary of Significant Policies and Note 5, Deferred Acquisition Costs and Value of Business Acquired.

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

Out of Period Adjustment

During the three months ended September 30, 2012 the Company recorded a $10.2 million adjustment to correct prior period valuations of our interest support agreement with PLC. The adjustment is comprised of $1.9 million related to the year ended December 31, 2011 and $1.7 million and $6.6 million related to the three months ended March 31, 2012 and June 30, 2012, respectively. This adjustment resulted in an increase to Other Long-Term Investments and an increase to Realized Investments Gains (Losses): Derivative Financial Instruments. The adjustments were not material to any one prior period and, as a result, we have not restated any prior period amounts. Additionally, the adjustments were not material to the current three and nine months ending September 30, 2012.

Entities Included

The consolidated condensed financial statements include the accounts of Protective Life Insurance Company and its affiliate companies in which the Company holds a majority voting or economic interest. Intercompany balances and transactions have been eliminated.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Polices

For a full description of significant accounting policies, see Note 2 of Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2012, except as noted below. See Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired for additional information on the accounting policies.

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

ASU No. 2012-04 — Technical Corrections and Improvements. This Update contains changes intended to clarify the Codification or to correct unintended application of guidance, and which are not expected to have a significant effect on current accounting practice. In addition, this Update includes more substantive, limited-scope improvements to the Codification. These are items that represent narrow and incremental improvements to U.S. GAAP and are not purely technical corrections.  This Update was effective upon issuance on October 1, 2012, and will not have an impact on the Company’s results of operations or financial position.

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

This Update is effective January 1, 2013. The Update will not have an impact on the Company’s results of operations or financial position.

3.                                      SIGNIFICANT ACQUISITIONS

On April 29, 2011, the Company closed a previously announced reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) under the terms of which the Company reinsured substantially all of the life and health business of Liberty Life. The transaction closed in conjunction with Athene Holding Ltd’s acquisition of Liberty Life from an affiliate of Royal Bank of Canada. The capital invested by the Company in the transaction at closing was $321 million, including a $225 million ceding commission. In conjunction with the closing, the Company invested $40 million in a surplus note issued by Athene Life Re. The Company accounted for this transaction under the ASC Financial Services-Insurance topic in a manner similar to the acquisition method of accounting as required by the Financial Accounting Standards Board (“FASB”) guidance under ASC Business Combinations topic.

The following (unaudited) pro forma condensed consolidated results of operations assumes that the aforementioned transaction with Liberty Life was completed as of January 1, 2010:

	For The	For The
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(Dollars In Thousands)
Revenue	$898,499	$2,648,730

Net income	$82,979	$237,739

4.                                      INVESTMENT OPERATIONS

Net realized investment gains (losses) for invested assets are summarized as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Fixed maturities	$22,889	$20,396	$58,984	$56,076
Equity securities	(241)	—	(93)	9,121
Impairments on fixed maturity securities	(8,499)	(9,777)	(40,537)	(24,875)
Modco trading portfolio	104,865	123,760	179,027	151,714
Other investments	(5,037)	(5,054)	(12,080)	(2,814)
Total realized gains (losses) - investments	$113,977	$129,325	$185,301	$189,222

For the three and nine months ended September 30, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.6 million and $63.0 million and gross realized losses, including impairments were $9.3 million and $44.4 million, respectively.

For the three and nine months ended September 30, 2011, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $22.9 million and $69.4 million and gross realized losses, including impairments, were $12.3 million and $28.8 million, respectively.

For the three and nine months ended September 30, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $424.6 million and $1.3 billion, respectively. The gain realized on the sale of these securities was $23.6 million and $63.0 million, respectively. For the three and nine months ended September 30, 2011, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $348.0 million and $1.8 billion, respectively. The gain realized on the sale of these securities was $22.9 million and $69.4 million, respectively.

For the three and nine months ended September 30, 2012, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $14.3 million and $31.7 million, respectively. The losses realized on the sale of these securities were $0.9 million and $4.1 million, respectively. For the three and nine months ended September 30, 2011, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $48.5 million and $210.5 million, respectively. The losses realized on the sale of these securities were $2.5 million and $4.2 million, respectively.

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

The chart shown below includes the Company’s non-sovereign fair value exposures in these countries as of September 30, 2012. As of September 30, 2012, the Company had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$343.8	$403.7	$747.5
Switzerland	150.4	202.9	353.3
France	85.2	98.2	183.4
Sweden	165.8	5.0	170.8
Netherlands	139.5	90.2	229.7
Spain	37.7	96.4	134.1
Belgium	—	92.1	92.1
Germany	26.6	58.8	85.4
Ireland	5.9	85.7	91.6
Luxembourg	—	51.7	51.7
Italy	—	46.2	46.2
Norway	—	14.6	14.6
Total securities	954.9	1,245.5	2,200.4
Derivatives:
Germany	25.8	—	25.8
Switzerland	1.1	—	1.1
Total derivatives	26.9	—	26.9
	$981.8	$1,245.5	$2,227.3

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2012 and December 31, 2011, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,927,396	$103,617	$(23,996)	$2,007,017	$(4,613)
Commercial mortgage-backed securities	772,697	66,292	(332)	838,657	—
Other asset-backed securities	999,155	11,855	(74,947)	936,063	(1,118)
U.S. government-related securities	1,270,838	78,528	(173)	1,349,193	—
Other government-related securities	93,490	7,645	(19)	101,116	—
States, municipals, and political subdivisions	1,168,483	252,729	(215)	1,420,997	—
Corporate bonds	17,186,295	2,716,222	(63,312)	19,839,205	(1,783)
	23,418,354	3,236,888	(162,994)	26,492,248	(7,514)
Equity securities	315,441	11,692	(10,202)	316,931	—
Short-term investments	54,133	—	—	54,133	—
	$23,787,928	$3,248,580	$(173,196)	$26,863,312	$(7,514)
2011
Fixed maturities:
Bonds
Residential mortgage-backed securities	$2,340,172	$82,574	$(85,702)	$2,337,044	$(47,652)
Commercial mortgage-backed securities	530,283	24,473	(4,229)	550,527	—
Other asset-backed securities	997,398	6,529	(90,898)	913,029	(6,559)
U.S. government-related securities	1,150,525	65,212	(58)	1,215,679	—
Other government-related securities	88,058	4,959	—	93,017	—
States, municipals, and political subdivisions	1,154,307	173,406	—	1,327,713	—
Corporate bonds	16,888,423	1,922,038	(249,870)	18,560,591	1,787
	23,149,166	2,279,191	(430,757)	24,997,600	(52,424)
Equity securities	286,537	5,430	(16,595)	275,372	(74)
Short-term investments	15,629	—	—	15,629	—
	$23,451,332	$2,284,621	$(447,352)	$25,288,601	$(52,498)

(1) These amounts are included in the gross unrealized gains and gross unrealized losses column above.

As of September 30, 2012 and December 31, 2011, respectively, the Company had an additional $3.1 billion and $3.0 billion of fixed maturities, $19.3 million and $17.0 million of equity securities, and $56.0 million and $85.8 million of short-term investments classified as trading securities.

The amortized cost and fair value of available-for-sale fixed maturities as of September 30, 2012, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Amortized	Fair
	Cost	Value
	(Dollars In Thousands)
Due in one year or less	$449,098	$455,409
Due after one year through five years	4,744,649	5,178,410
Due after five years through ten years	5,973,213	6,635,445
Due after ten years	12,251,394	14,222,984
	$23,418,354	$26,492,248

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

During the three and nine months ended September 30, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $3.4 million and $51.1 million, respectively. Credit impairments recorded in earnings during the period were $8.5 million. During the period, $7.0 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. Additional non-credit losses during the period were $1.9 million. Of the $51.1 million of impairments for the nine months ended September 30, 2012, $40.5 million was recorded in earnings and $10.6 million was recorded in other comprehensive income (loss).

For the three and nine months ended September 30, 2012, there was $3.4 million and $51.1 million of pre-tax other-than-temporary impairments related to debt securities, respectively. There were no impairments related to equity securities. For the three and nine months ended September 30, 2012, there were $0.1 million of other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

During the three and nine months ended September 30, 2011, the Company recorded other-than-temporary impairments on investments of $6.2 million and $37.8 million, respectively, related to debt securities. Of the $6.2 million of impairments for the three months ended September 30, 2011, $9.8 million was recorded in earnings and $3.6 million of non-credit gains was recorded in other comprehensive income (loss).  The $3.6 million on non-credit gains includes $1.3 million of losses related to newly impaired securities and a net gain of $4.9 million related to previously impaired securities that are now in a gain position. Of the $37.8 million of impairments for the nine months ended September 30, 2011, $24.9 million was recorded in earnings and $12.9 million was recorded in other comprehensive income (loss). During this period, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Beginning balance	$100,894	$49,643	$69,476	$39,275
Additions for newly impaired securities	—	744	19,307	10,118
Additions for previously impaired securities	6,866	6,627	18,977	10,710
Reductions for previously impaired securities due to a change in expected cash flows	—	—	—	—
Reductions for previously impaired securities that were sold in the current period	—	—	—	(3,089)
Ending balance	$107,760	$57,014	$107,760	$57,014

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$65,010	$(5,709)	$229,183	$(18,287)	$294,193	$(23,996)
Commercial mortgage-backed securities	18,629	(332)	—	—	18,629	(332)
Other asset-backed securities	511,822	(36,646)	202,059	(38,301)	713,881	(74,947)
U.S. government-related securities	51,377	(173)	—	—	51,377	(173)
Other government-related securities	34,994	(19)	—	—	34,994	(19)
States, municipals, and political subdivisions	10,302	(215)	—	—	10,302	(215)
Corporate bonds	569,790	(23,199)	535,333	(40,113)	1,105,123	(63,312)
Equities	15,171	(4,940)	21,385	(5,262)	36,556	(10,202)
	$1,277,095	$(71,233)	$987,960	$(101,963)	$2,265,055	$(173,196)

The RMBS have a gross unrealized loss greater than twelve months of $18.3 million as of September 30, 2012. These losses are a result of continued weakness in the residential housing market which has reduced the fair value of the RMBS holdings. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $38.3 million as of September 30, 2012. This category predominately includes student-loan backed auction rate securities, the underlying collateral of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The corporate bonds category has gross unrealized losses greater than twelve months of $40.1 million as of September 30, 2012. These losses relate primarily to fluctuations in credit spreads. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information. In addition, the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

The equities category has a gross unrealized loss greater than twelve months of $5.3 million as of September 30, 2012. These losses primarily relate to fluctuations in credit spreads on perpetual preferred stock holdings. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information. In addition, the Company does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of these securities.

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

As of September 30, 2012, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.7 billion and had an amortized cost of $1.7 billion. In addition, included in the Company’s trading portfolio, the Company held $379.9 million of securities which were rated below investment grade. Approximately $455.8 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)		(Dollars In Thousands)
Fixed maturities	$436,690	$477,641	$796,549	$675,040
Equity securities	4,531	(8,380)	8,226	(12,173)

Securities Lending

In prior periods, the Company participated in securities lending, primarily as an enhancement to its investment yield. Securities that the Company held as investments were loaned to third parties for short periods of time. The Company required initial collateral, in the form of short-term investments, which equaled 102% of the market value of the loaned securities.

During the second quarter of 2011, the Company discontinued this program. Certain collateral assets, which the Company previously intended to ultimately dispose of and on which it recorded an other-than-temporary impairment of $1.3 million, were instead retained by the Company and are included in its fixed maturities as of September 30, 2012. The Company currently does not have any intent to sell these securities, and does not anticipate being required to sell them.

Mortgage Loans

Refer to Note 8, Mortgage Loans for information on the Company’s mortgage loan portfolio.

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

As of January 1, 2011, the beginning of the earliest period presented, the cumulative effect adjustment recorded to reflect this guidance resulted in a decrease of $504.5 million in retained earnings, an increase of $14.6 million in accumulated other comprehensive income and a decrease of $489.9 million in total shareowner’s equity.

The chart shown below summarizes the effect of these adjustments on the Company’s balance sheet (only balances impacted by the Update are presented).

	As of December 31, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Assets:
Deferred policy acquisition costs and value of business acquired	$4,011,936	$3,223,220	$(788,716)

Total Assets	$52,791,899	$52,003,183	$(788,716)

Liabilities:
Deferred income taxes	$1,573,764	$1,293,996	$(279,768)

Total liabilities	$47,405,601	$47,125,833	$(279,768)

Equity:
Retained earnings	$2,984,466	$2,456,293	$(528,173)
Accumulated other comprehensive income (loss):
Net unrealized gain (losses) on investments, net of income tax	1,076,854	1,096,079	19,225

Total Equity	$5,386,298	$4,877,350	$(508,948)

Total liabilities and shareowner’s equity	$52,791,899	$52,003,183	$(788,716)

The chart shown below summarizes the effect of the adjustments on the Company’s income statement (only balances impacted by the Update are presented).

	For The Three Months Ended September 30, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$80,050	$68,008	$(12,042)
Other operating expenses	97,417	118,376	20,959
Total benefits and expenses	767,024	775,941	8,917

Income before income tax	131,475	122,558	(8,917)

Income tax (benefit) expense	42,739	39,579	(3,160)

Net income	$88,736	$82,979	$(5,757)

	For The Nine Months Ended September 30, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Expenses:
Amortization of deferred policy acquisition costs and value of business acquired	$225,671	$190,522	$(35,149)
Other operating expenses	279,370	345,251	65,881
Total benefits and expenses	2,177,108	2,207,840	30,732

Income before income tax	388,793	358,061	(30,732)

Income tax (benefit) expense	132,250	121,359	(10,891)

Net income	$256,543	$236,702	$(19,841)

The chart shown below summarizes the effect of the adjustments on the Company’s cash flow statement (only balances impacted by the Update are presented).

	For The Nine Months Ended September 30, 2011
	As originally reported	As adjusted	Effect of Change
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$256,543	$236,702	$(19,841)
Amortization of deferred policy acquisition costs and value of business acquired	225,671	190,522	(35,149)
Capitalization of deferred policy acquisition costs	(353,041)	(297,963)	55,078
Deferred income tax	37,128	30,020	(7,108)
Other, net	49,017	56,037	7,020
Change to net cash (used in) provided by operating activities	$215,318	$215,318	$—

Deferred policy acquisition costs

The balances and changes in DAC are as follows:

	As of
	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$2,195,080	$2,095,157
Capitalization of commissions, sales, and issue expenses	223,481	355,900
Amortization	(92,070)	(200,128)
Change in unrealized investment gains and losses	(103,074)	(55,849)
Balance, end of period	$2,223,417	$2,195,080

Value of business acquired

The balances and changes in VOBA are as follows:

	As of
	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$1,028,140	$968,253
Acquisitions	—	137,418
Amortization	(44,175)	(66,163)
Change in unrealized investment gains and losses	(16,005)	(21,907)
Other	—	10,539
Balance, end of period	$967,960	$1,028,140

6.                                      GOODWILL

During the nine months ended September 30, 2012, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2012 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2012, the Company had an aggregate goodwill balance of $84.5 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2011, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the nine months ended September 30, 2012, no events occurred which indicate an impairment was required or which would invalidate the previous results of the Company’s impairment assessment.

7.                                      DEBT AND OTHER OBLIGATIONS

Under a revolving line of credit arrangement that was in effect as of June 30, 2012 (the “Credit Facility”), the Company had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. The Company had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of PLC’s senior unsecured long-term debt. The Credit Agreement provides that the Company was liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. The Company did not have an outstanding balance under the Credit Facility as of July 17, 2012. PLC had an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of July 17, 2012.

On July 17, 2012 the Company replaced the Credit Facility with a new credit facility (“2012 Credit Facility”). Under the 2012 Credit Facility, the Company has the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million.  The Company has the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2012. The Company did not have an outstanding balance under the 2012 Credit Facility as of September 30, 2012. PLC had an outstanding balance of $50.0 million at an interest rate of LIBOR plus 1.20% under the 2012 Credit Facility as of September 30, 2012.

The Company has a repurchase program in which it may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2012, the fair value of securities pledged under the repurchase program was $300.3 million and the repurchase obligation of $280.0 million was included in the Company’s consolidated condensed balance sheets. As of December 31, 2011, the Company did not have a balance for its repurchase program.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2012. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of September 30, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of the Company’s affiliates own a portion of these securities. As a result of these purchases, as of September 30, 2012, securities related to $297.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $59.9 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $218.1 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Non-recourse funding obligations outstanding as of September 30, 2012, on a consolidated basis, are shown in the following table:

			Year-to-Date
			Weighted-Avg
Issuer	Balance	Maturity Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company	$800,000	2037	7.94%
Golden Gate II Captive Insurance Company	356,900	2052	1.24%
Total	$1,156,900

During the nine months ended September 30, 2012, the Company repurchased $91.7 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $29.3 million pre-tax gain for the Company. During the nine months ended September 30, 2011, the Company repurchased $112.2 million of its outstanding non-recourse funding obligations, at a discount, which resulted in a $35.5 million pre-tax gain.

8.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2012, the Company’s mortgage loan holdings were approximately $5.1 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the

Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it have chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $24.6 million would become for the remainder of 2012, $1.1 billion in 2013 through 2017, $716.1 million in 2018 through 2022, and $223.0 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2012 and December 31, 2011, approximately $832.7 million and $876.8 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of September 30, 2012, approximately $21.6 million, or 0.06%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those previously a part of variable interest entity securitizations and thus subject to a contractual pooling and servicing agreement.

As of September 30, 2012, $14.4 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine month period ending September 30, 2012. The Company did not foreclosed on any nonperforming loans during the nine months ending September 30, 2012.

As of September 30, 2012, $7.0 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the nine months ending September 30, 2012. In addition, the Company foreclosed on some nonperforming loans and converted them to $0.2 million of real estate properties during the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Company had an allowance for mortgage loan credit losses of $1.9 million and $5.0 million, respectively. Due to the Company’s loss experience, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating reserves, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
Beginning balance	$4,975	$11,650
Charge offs	(8,340)	(16,278)
Recoveries	(122)	(2,471)
Provision	5,387	12,074
Ending balance	$1,900	$4,975

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of September 30, 2012:

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$6,786	$1,575	$19,791	$28,152
Number of delinquent commercial mortgage loans	3	1	6	10

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of September 30, 2012 and December 31, 2011:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2012
Commercial mortgage loans:
With no related allowance recorded	$14,638	$16,015	$—	$2,440	$33	$107
With an allowance recorded	6,481	6,482	1,900	3,241	—	—
2011
Commercial mortgage loans:
With no related allowance recorded	$6,338	$9,346	$—	$2,113	$34	$34
With an allowance recorded	14,021	14,021	4,975	7,010	117	181

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

The Company establishes reserves for litigation and regulatory actions when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no reserve is established. For such matters, the Company either provides an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. The Company reviews relevant information with respect to litigation and regulatory matters on a quarterly and annual basis and, based on such reviews, updates its established liabilities, estimates of reasonably possible losses or ranges of losses and related disclosures.

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

In the IRS audit that concluded during the prior quarter, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. Although it cannot be certain, the Company believes that the appeals process may conclude within the next 12 months. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $24.3 million. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

The Company has received notice from two third party auditors that the Company, as well as certain of its insurance affiliates and certain other insurance companies for which the Company has co-insured blocks of life insurance and annuity products, will be audited for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company has recorded a reserve with respect to life insurance policies and certain co-insured blocks of life insurance policies issued by other companies in connection with these pending audits. The Company does not consider the amount of this reserve to be material to the Company’s financial condition or results of operations. With respect to one block of life insurance policies that is co-insured by the Company, the Company is presently unable to estimate the reasonably possible loss or range of loss due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies, the distinct characteristics of this co-insured block of policies which differentiate it from the blocks of life insurance policies for which the Company has recorded a reserve, and the early stages of the audits being conducted. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with this block of co-insured policies probable or reasonably estimable.

10.                               STOCK-BASED COMPENSATION

During the nine months ended September 30, 2012, 306,100 performance shares with an estimated fair value of $8.6 million were issued. The criteria for payment of the 2012 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.2%, the award maximum is earned. Awards are paid in shares of PLC’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 180,950 restricted stock units for the nine months ended September 30, 2012. These awards had a total fair value at grant date of $5.1 million. Approximately half of these restricted stock units vest in 2015, and the remainder vest in 2016. These awards have been recorded as equity-classified awards for the period ended September 30, 2012.

During the first quarter of 2012, PLC changed its intention to pay certain of its previously issued restricted stock units and performance share awards in cash. For that period, those portions of the awards were recorded as liability-classified awards and resulted in a reclassification of $3.6 million from additional paid-in-capital to other liabilities. During the second quarter of 2012, upon approval by PLC’s shareholders to pay the aforementioned restricted stock units and performance share awards in the form of stock, PLC reclassified these awards to equity-classified awards. As of September 30, 2012, the $3.6 million was transferred back to additional paid-in-capital. These changes had an immaterial impact to current year net income.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance as of December 31, 2011	$22.27	2,274,229
SARs granted	—	—
SARs exercised / forfeited / expired	24.47	(550,770)
Balance as of September 30, 2012	$21.57	1,723,459

There were no SARs issued for the nine months ended September 30, 2012. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR.

11.                               EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,561	$2,194	$7,683	$6,582
Interest cost on projected benefit obligation	2,604	2,508	7,812	7,524
Expected return on plan assets	(2,673)	(2,512)	(8,019)	(7,536)
Amortization of prior service cost	(95)	(98)	(285)	(294)
Amortization of actuarial losses	2,175	1,388	6,525	4,164
Total benefit cost	$4,572	$3,480	$13,716	$10,440

During the nine months ended September 30, 2012, PLC contributed $11.6 million to its defined benefit pension plan for the 2011 plan year and $6.7 million for the 2012 plan year. In addition, during October of 2012, PLC contributed $2.9 million to the defined benefit pension plan for the 2012 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 will reduce PLC’s minimum required defined benefit plan contributions for the 2012 plan year. PLC is evaluating the impact this change will have on funding requirements in future years.  Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to maintain an 80% funded status for PBGC reporting purposes.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the nine months ended September 30, 2012, was immaterial to PLC’s financial statements.

12.                               INCOME TAXES

There was a $1.2 million increase in the balance of unrecognized tax benefits, where such benefits impacted earnings, for the nine months ended September 30, 2012. The total amount of unrecognized tax benefits at September 30, 2012 and December 31, 2011 that would, if recognized, affect the effective tax rate were $3.6 million and $2.3 million, respectively. Additionally, during the nine months ended September 30, 2012, there was a $66.1 million increase in total unrecognized tax benefits, of which $40.3 million occurred in the three months ended September 30, 2012. This increase related to items for which the ultimate deductibility is highly certain but for which there is uncertainty about the year in which such items should be deducted. Other than interest or penalties, a disallowance of the shorter deductibility period would not affect the effective tax rate. However, such disallowance would accelerate the payment date of cash to the taxing authority.

In the IRS audit that concluded during the prior quarter, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. Although it cannot be certain, the Company believes that the Appeals process may conclude within the next 12 months. If the IRS prevails at Appeals, and the Company does not litigate these issues, then an acceleration of tax payments will occur. However, if these payments were to occur, they would not materially impact the Company or its effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of
	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
Balance, beginning of period	$4,318	$12,659
Additions for tax positions of the current year	9,191	—
Additions for tax positions of prior years	61,641	106
Reductions of tax positions of prior years:
Changes in judgment	(3,498)	(8,447)
Settlements during the period	—	—
Lapses of applicable statute of limitations	—	—
Balance, end of period	$71,652	$4,318

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

The Company used its estimate of its annual 2012 and 2011 income in computing its effective income tax rates for the three and nine months ended September 30, 2012 and 2011. The effective tax rate for the three and nine months ended September 30, 2012 was 33.5% and 31.9%, respectively, and 32.3% and 33.9% for the three and nine months ended September 30, 2011, respectively. During the prior quarter, as a result of the IRS audit, the Company changed its estimate regarding an issue whose tax effect has affected, and will continue to affect, the Company’s effective tax rate. This change in estimate contributed $3.0 million to a $3.4 million benefit that was part of the Company’s prior quarter 2012 income tax provision in its Statements of Income. The remainder of this benefit related to a change in estimate regarding accrued interest on uncertain tax benefits. Without this benefit, this quarter’s effective tax rate would have remained the same at 33.5% and this year’s nine-month period’s effective tax rate would have been 32.8%.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2012.

In the first quarter of 2012, the Company retrospectively adopted ASU No. 2010-26. The Company’s retrospective adoption of this Update resulted in a reduction in its deferred acquisition cost asset as well as a decrease in the amortization associated with those previously deferred costs. There was also a reduction in the level of costs the Company defers. The retrospective adoption of this Update reduced the opening balance of the Company’s shareowners’ equity, the deferred acquisition costs asset balance, and the deferred income tax liability balance as of the adoption date. The Company had an adjustment of approximately $279.8 million to its deferred income tax liability balance as of December 31, 2011 and a $10.9 million adjustment to the Company’s income tax expense for the nine months ended September 30, 2011.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$2,007,013	$4	$2,007,017
Commercial mortgage-backed securities	—	838,657	—	838,657
Other asset-backed securities	—	346,425	589,638	936,063
U.S. government-related securities	894,031	455,162	—	1,349,193
States, municipals, and political subdivisions	—	1,416,722	4,275	1,420,997
Other government-related securities	—	81,111	20,005	101,116
Corporate bonds	205	19,690,497	148,503	19,839,205
Total fixed maturity securities - available-for-sale	894,236	24,835,587	762,425	26,492,248

Fixed maturity securities - trading
Residential mortgage-backed securities	—	386,861	—	386,861
Commercial mortgage-backed securities	—	184,932	—	184,932
Other asset-backed securities	—	81,627	74,062	155,689
U.S. government-related securities	308,928	247	—	309,175
States, municipals, and political subdivisions	—	276,449	—	276,449
Other government-related securities	—	59,077	—	59,077
Corporate bonds	—	1,723,539	115	1,723,654
Total fixed maturity securities - trading	308,928	2,712,732	74,177	3,095,837
Total fixed maturity securities	1,203,164	27,548,319	836,602	29,588,085
Equity securities	248,145	22,770	65,361	336,276
Other long-term investments (1)	21,645	66,817	45,559	134,021
Short-term investments	110,108	—	—	110,108
Total investments	1,583,062	27,637,906	947,522	30,168,490
Cash	79,566	—	—	79,566
Other assets	—	—	—	—
Assets related to separate accounts
Variable annuity	8,895,947	—	—	8,895,947
Variable universal life	557,529	—	—	557,529
Total assets measured at fair value on a recurring basis	$11,116,104	$27,637,906	$947,522	$39,701,532

Liabilities:
Annuity account balances (2)	$—	$—	$134,569	$134,569
Other liabilities (1)	4,447	17,630	618,349	640,426
Total liabilities measured at fair value on a recurring basis	$4,447	$17,630	$752,918	$774,995

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2012.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2012, the Company held $3.8 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2012, the Company held $663.7 million of Level 3 ABS, which included $74.1 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

The fair value calculation of available-for-sale ABSs classified as Level 3 had, but were not limited to, the following inputs:

Investment grade credit rating	100.0%
Weighted-average yield	1.6%
Par Value	$638.6 million
Weighted-average life	10.4 years

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of September 30, 2012, the Company classified approximately $23.7 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

The brokers and third party pricing service utilize valuation models that consist of a hybrid income and market approach to valuation. The pricing models utilize the following inputs: 1) principal and interest payments, 2) treasury yield curve, 3) credit spreads from new issue and secondary trading markets, 4) dealer quotes with adjustments for issues with early redemption features, 5) liquidity premiums present on private placements, and 6) discount margins from dealers in the new issue market.

As of September 30, 2012, the Company classified approximately $172.9 million of bonds and securities as Level 3 valuations. The fair value of the Level 3 bonds and securities are derived from an internal pricing model that utilizes a hybrid market/income approach to valuation. The Company reviews the following characteristics of the bonds and securities to determine the relevant inputs to use in the pricing model: 1) coupon rate, 2) years to maturity, 3) seniority, 4) embedded options, 5) trading volume, and 6) credit ratings.

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

The fair value calculation of bonds and securities classified as Level 3 had, but were not limited to, the following weighted-average inputs:

Investment grade credit rating	61.7%
Weighted-average market yield	4.3%
Weighted-average coupon	5.4%
Par Value	$238.3 million
Weighted-average stated maturity	6.4 years

Equities

As of September 30, 2012, the Company held approximately $88.1 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2012, 85.0% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

Derivative instruments classified as Level 3 include at least one significant non-observable input. A derivative instrument containing Level 1 and Level 2 inputs will be classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

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

The guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”. Refer to Note 14, Derivative Financial Instruments for more information related to GMWB embedded derivative gains and losses. The fair value of the GMWB embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality that is consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity GMDB Mortality Table. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

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

One of the Company’s wholly owned subsidiaries, Golden Gate II, has interest support and YRT premium support agreements (the “Interest Support Agreement” and “YRT Premium Support Agreement”, respectively) with the Company’s parent, PLC.  These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations.  The fair value of these derivatives as of September 30, 2012 was $24.5 million and is included in “Other long-term investments”. For information regarding realized gains on these derivatives please refer to Note 14, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. The fair value of this derivative as of September 30, 2012 was $22.9 million. The assessment of required payments from PLC under the Interest Support Agreement occurs annually. As of September 30, 2012, no payments have been triggered under this agreement.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of September 30, 2012 was $1.6 million. As of September 30, 2012, no payments have been triggered under this agreement.

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

The discount rate for the equity indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2012, ranged from a one month rate of 0.52%, a 5 year rate of 2.15%, and a 30 year rate of 4.21%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	September 30, 2012	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$589,638	Discounted cash flow	Liquidity premium	0.56% - 1.66% (1.16%)
			Paydown rate	8.48% - 15.81% (10.36%)
Other government securities	20,005	Discounted cash flow	Spread over treasury	0.05%
Corporate bonds	148,613	Discounted cash flow	Spread over treasury	0.20% - 4.02% (0.77%)
Liabilities:
Embedded derivatives - GMWB(1)	$179,273	Actuarial cash flow model	Mortality	57% of 1994 GMDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	93% - 100%
			Nonperformance risk	0.31% - 1.60%
Annuity account balances(2)	134,569	Actuarial cash flow model	Asset earned rate	5.81%
			Expenses	$88 - $108 per policy
			Withdrawal rate	2.20%
			Mortality	64% of 1994 GMDB table
			Lapse	2.2% - 45.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.31% - 1.60%

(1)  The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.

(2) Represents liabilities related to equity indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company which resulted in $74.1 million of financial instruments being classified as Level 3 as of September 30, 2012. All of the $74.1 million are other asset backed securities.

In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2012, the Company held $69.6 million of financial instruments where book value approximates fair value. Of the $69.6 million, $65.3 million represents equity securities, which are predominantly FHLB stock, and $4.3 million of other fixed maturity securities.

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

The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increases when spreads decrease, and decrease when spreads increase.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	584,641	45	11,462	—	(1,157)	—	(5,200)	—	—	—	(153)	589,638	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,020	—	—	—	(11)	—	—	—	—	—	(4)	20,005	—
Corporate bonds	172,145	—	5,349	—	(221)	—	(2,090)	—	—	(26,802)	122	148,503	—
Total fixed maturity securities - available-for-sale	781,085	45	16,811	—	(1,389)	—	(7,290)	—	—	(26,802)	(35)	762,425	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	65,059	2,972	—	(148)	—	7,208	(1,442)	—	—	—	413	74,062	2,823
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	114	1	—	—	—	—	—	—	—	—	—	115	2
Total fixed maturity securities - trading	65,173	2,973	—	(148)	—	7,208	(1,442)	—	—	—	413	74,177	2,825
Total fixed maturity securities	846,258	3,018	16,811	(148)	(1,389)	7,208	(8,732)	—	—	(26,802)	378	836,602	2,825
Equity securities	69,795	8	—	—	(147)	—	(4,295)	—	—	—	—	65,361	—
Other long-term investments (1)	25,315	20,278	—	(34)	—	—	—	—	—	—	—	45,559	20,244
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	941,368	23,304	16,811	(182)	(1,536)	7,208	(13,027)	—	—	(26,802)	378	947,522	23,069
Total assets measured at fair value on a recurring basis	$941,368	$23,304	$16,811	$(182)	$(1,536)	$7,208	$(13,027)	$—	$—	$(26,802)	$378	$947,522	$23,069

Liabilities:
Annuity account balances (2)	$134,597	$—	$—	$5,766	$—	$—	$—	$217	$6,011	$—	$—	$134,569	$—
Other liabilities (1)	516,587	11,016	—	112,779	—	—	—	—	—	—	—	618,350	(101,763)
Total liabilities measured at fair value on a recurring basis	$651,184	$11,016	$—	$118,545	$—	$—	$—	$217	$6,011	$—	$—	$752,919	$(101,763)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the three months ended September 30, 2012, there were no securities transferred into Level 3.

For the three months ended September 30, 2012, $26.8 million of securities were transferred out of Level 3. This amount was transferred into Level 2. These transfers resulted from securities priced by independent pricing services or brokers as of September 30, 2012 that were previously priced internally using significant unobservable inputs where market observable inputs were not available.

For the three months ended September 30, 2012, there were no transfers from Level 2 to Level 1.

For the three months ended September 30, 2012, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	9,434	—	9,434	—
Other asset-backed securities	637,746	—	1,478	—	(40,295)	—	—	—	—	—	(88)	598,841	—
U.S. government-related securities	15,000	—	—	—	(3)	—	—	—	—	—	3	15,000	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	117,989	—	3,388	—	(100)	—	(675)	—	—	—	—	120,602	—
Total fixed maturity securities - available-for-sale	770,742	—	4,866	—	(40,398)	—	(675)	—	—	9,434	(85)	743,884	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	41,093	28	—	(918)	—	—	(14,590)	—	—	—	650	26,263	(734)
U.S. government-related securities	3,512	—	—	(60)	—	—	—	—	—	—	(2)	3,450	(60)
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	42,041	—	—	(825)	—	—	(71)	—	—	—	81	41,226	(825)
Total fixed maturity securities - trading	86,646	28	—	(1,803)	—	—	(14,661)	—	—	—	729	70,939	(1,619)
Total fixed maturity securities	857,388	28	4,866	(1,803)	(40,398)	—	(15,336)	—	—	9,434	644	814,823	(1,619)
Equity securities	70,276	—	—	—	(305)	—	—	—	—	—	—	69,971	—
Other long-term investments (1)	33,781	235	—	(19,229)	—	—	—	—	—	—	—	14,787	(18,994)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	961,445	263	4,866	(21,032)	(40,703)	—	(15,336)	—	—	9,434	644	899,581	(20,613)
Total assets measured at fair value on a recurring basis	$961,445	$263	$4,866	$(21,032)	$(40,703)	$—	$(15,336)	$—	$—	$9,434	$644	$899,581	$(20,613)

Liabilities:
Annuity account balances (2)	$142,470	$—	$—	$22	$—	$—	$—	$161	$3,508	$—	$—	$139,145	$—
Other liabilities (1)	213,659	4,299	—	241,429	—	—	805	—	—	—	—	449,984	(237,130)
Total liabilities measured at fair value on a recurring basis	$356,129	$4,299	$—	$241,451	$—	$—	$805	$161	$3,508	$—	$—	$589,129	$(237,130)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

Total
Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	614,813	339	15,981	—	(22,055)	—	(19,050)	—	—	—	(390)	589,638	—
U.S. government-related securities	15,000	—	—	—	(1)	—	(15,000)	—	—	—	1	—	—
States, municipals, and political subdivisions	—	—	—	—	—	4,275	—	—	—	—	—	4,275	—
Other government-related securities	—	—	18	—	(27)	20,023	—	—	—	—	(9)	20,005	—
Corporate bonds	119,565	—	7,198	—	(2,131)	4	(4,185)	—	—	27,810	242	148,503	—
Total fixed maturity securities - available-for-sale	749,385	339	23,197	—	(24,214)	24,302	(38,238)	—	—	27,810	(156)	762,425	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	3,450	—	(905)	—	48,255	(6,516)	—	—	—	1,435	74,062	2,545
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	1	—	—	—	1	—	—	—	113	—	115	10
Total fixed maturity securities - trading	28,343	3,451	—	(905)	—	48,256	(6,516)	—	—	113	1,435	74,177	2,555
Total fixed maturity securities	777,728	3,790	23,197	(905)	(24,214)	72,558	(44,754)	—	—	27,923	1,279	836,602	2,555
Equity securities	70,080	8	661	—	(1,097)	4	(4,295)	—	—	—	—	65,361	—
Other long-term investments (1)	19,103	33,951	—	(7,495)	—	—	—	—	—	—	—	45,559	26,456
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	866,911	37,749	23,858	(8,400)	(25,311)	72,562	(49,049)	—	—	27,923	1,279	947,522	29,011
Total assets measured at fair value on a recurring basis	$866,911	$37,749	$23,858	$(8,400)	$(25,311)	$72,562	$(49,049)	$—	$—	$27,923	$1,279	$947,522	$29,011

Liabilities:
Annuity account balances (2)	$136,462	$—	$—	$9,983	$—	$—	$—	$645	$12,521	$—	$—	$134,569	$—
Other liabilities (1)	437,613	67,565	—	248,302	—	—	—	—	—	—	—	618,350	(180,737)
Total liabilities measured at fair value on a recurring basis	$574,075	$67,565	$—	$258,285	$—	$—	$—	$645	$12,521	$—	$—	$752,919	$(180,737)

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to equity indexed annuities.

For the nine months ended September 30, 2012, $54.7 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2012. All transfers are recognized as of the end of the period.

For the nine months ended September 30, 2012, $26.8 million of securities were out of Level 3. This amount was transferred into Level 2. These transfers resulted from securities priced by independent pricing services or brokers as of September 30, 2012 that were priced internally using significant unobservable inputs where market observable inputs were not available during previous periods.

For the nine months ended September 30, 2012, there were no transfers from Level 2 to Level 1.

For the nine months ended September 30, 2012, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2011, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$20	$—	$12	$(4)	$—	$—	$(12)	$—	$—	$(9)	$—	$7	$—
Commercial mortgage-backed securities	19,901	—	147	—	—	—	(103)	—	—	(10,511)	—	9,434	—
Other asset-backed securities	641,129	1,786	3,637	(2,133)	(45,441)	118,598	(118,598)	—	—	—	(137)	598,841	—
U.S. government-related securities	15,109	—	—	—	(119)	—	—	—	—	—	10	15,000	—
States, municipals, and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	64,996	—	4,873	—	(1,055)	40,000	(2,797)	—	—	14,585	—	120,602	—
Total fixed maturity securities - available-for-sale	741,155	1,786	8,669	(2,137)	(46,615)	158,598	(121,510)	—	—	4,065	(127)	743,884	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	59,925	1,180	—	(2,230)	—	3,793	(38,543)	—	—	—	2,138	26,263	(656)
U.S. government-related securities	3,442	130	—	(117)	—	—	—	—	—	—	(5)	3,450	14
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	(825)	—	—	(71)	—	—	42,041	81	41,226	(451)
Total fixed maturity securities - trading	63,367	1,310	—	(3,172)	—	3,793	(38,614)	—	—	42,041	2,214	70,939	(1,093)
Total fixed maturity securities	804,522	3,096	8,669	(5,309)	(46,615)	162,391	(160,124)	—	—	46,106	2,087	814,823	(1,093)
Equity securities	66,592	49	445	—	(1,049)	3,962	(49)	—	—	21	—	69,971	—
Other long-term investments (1)	31,765	3,430	—	(20,408)	—	—	—	—	—	—	—	14,787	(16,978)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	902,879	6,575	9,114	(25,717)	(47,664)	166,353	(160,173)	—	—	46,127	2,087	899,581	(18,071)
Total assets measured at fair value on a recurring basis	$902,879	$6,575	$9,114	$(25,717)	$(47,664)	$166,353	$(160,173)	$—	$—	$46,127	$2,087	$899,581	$(18,071)

Liabilities:
Annuity account balances (2)	$143,264	$—	$—	$4,257	$—	$—	$—	$475	$8,851	$—	$—	$139,145	$—
Other liabilities (1)	190,529	24,607	—	286,735	—	—	2,673	—	—	—	—	449,984	(262,128)
Total liabilities measured at fair value on a recurring basis	$333,793	$24,607	$—	$290,992	$—	$—	$2,673	$475	$8,851	$—	$—	$589,129	$(262,128)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2012		December 31, 2011
	Carrying	Carrying		Carrying
	Amounts	Amounts	Fair Values	Amounts	Fair Values
			(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$5,094,080	$5,991,084	$5,351,902	$6,247,959
Policy loans	3	869,607	869,607	879,819	879,819

Liabilities:
Stable value product account balances	3	$2,328,237	$2,357,076	$2,769,510	$2,855,614
Annuity account balances	3	10,751,652	10,454,664	10,946,848	10,767,892
Mortgage loan backed certificates	3	—	—	19,755	19,893
Non-recourse funding obligations	3	1,156,900	1,067,427	1,248,600	1,060,275

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

Non-recourse funding obligations

As of September 30, 2012, the Company estimated the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company uses the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

The Company has in certain periods, sold credit protection under single name credit default swaps and credit default swap indices for which it receives a premium to insure credit risk. Such credit derivatives are a part of the Company’s program to mitigate risks related to certain minimum guaranteed benefits of variable annuity contracts and are designed to offset some portion of the Company’s nonperformance risk. The Company will only make a payment in the event there is a credit event. A credit event payment will typically be equal to the notional value of the swap contract less an auction-determined recovery rate, to the percentage extent described. A credit event is generally defined to include material default, bankruptcy, or debt restructuring. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, would equal the notional value of the credit default swaps. As of September 30, 2012 and December 31, 2011, the Company did not have any open credit default swaps.

Other Derivatives

The Company has an interest support agreement and an YRT premium support agreement with PLC.

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

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $17.3 million and $42.6 million and interest rate futures resulted in pre-tax losses of $3.4 million and pre-tax gains of $32.4 million for the three and nine months ended September 30, 2012, respectively. The equity futures resulted in net pre-tax gains of $11.5 million and net pre-tax losses of $7.8 million and interest rate futures resulted in pre-tax gains of $144.2 million and $147.6 million for the three and nine months ended September 30, 2011, respectively. Currency futures resulted in net pre-tax losses of $3.1 million and $2.3 million and volatility futures resulted in no pre-tax gains or losses and had net pre-tax losses of $0.1 million for the three and nine months ended September 30, 2012, respectively. The currency futures resulted in net pre-tax gains of $2.4 million and $2.2 million, respectively, for the three and nine months ended September 30, 2011. No volatility future positions were held during the three and nine months ended September 30, 2011.

•                  The Company uses equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $9.2 million and $29.9 million, and the volatility swaps resulted in net pre-tax losses of $5.8 million and $6.7 million for the three and nine months ended September 30, 2012, respectively. The equity options resulted in net pre-tax gains of $30.1 million and $22.8 million and the volatility swaps resulted in net pre-tax gain of $3.5 million and a net pre-tax loss of $0.2 million for the three and nine months ended September 30, 2011, respectively.

•                  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. The interest rate swaps resulted in net pre-tax gains of $6.4 million and $10.2 million and the interest rate swaptions resulted in net pre-tax losses of $3.0 million and net pre-tax gains of $2.3 million for the three and nine months ended September 30, 2012, respectively. The interest rate swaps resulted in net pre-tax gains of $5.8 million for the three and nine months ended September 30, 2011. The Company did not hold interest rate swaptions during the three and nine months ended September 30, 2011.

•                  The Company entered into credit default swaps to partially mitigate the Company’s non-performance risk related to certain guaranteed minimum withdrawal benefits within our variable annuity products. The Company reported net pre-tax losses of $23.9 million and $23.0 million for the three and nine months ended September 30, 2011. As of September 30, 2012, no credit default swaps were outstanding.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax gains of $2.9 million and pre-tax losses of $32.4 million for the three and nine months ended September 30, 2012, respectively, and pre-tax losses of $150.1 million and $147.6 million for the three and nine months ended September 30, 2011, respectively, related to these embedded derivatives.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $0.2 million and net pre-tax losses of $0.7 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, these positions resulted in net pre-tax losses of $8.2 million and $10.6 million, respectively.

•                  The Company purchased interest rate caps during 2011 to mitigate risks associated with the Company’s LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $0.1 million and $2.7 million for the three and nine months ended September 30, 2012, respectively and net pre-tax losses of $2.6 million for the three and nine months ended September 30, 2011, respectively.

•                  The Company has an interest support agreement and a yearly renewable term (“YRT”) premium support agreement with PLC. The Company recognized pre-tax gains of $17.6 million and $18.1 for the three and nine months ended September 30, 2012.  The Company recognized gains of $17.6 million and $17.5 million for the three and nine months ended September 30, 2012, respectively, and an immaterial gain for the three months ended September 30, 2011 and a pre-tax loss of $0.4 million for the nine months ended September 30, 2011 related to the interest support agreement. The Company recognized a pre-tax gain of $0.6 million for the nine months ended September 30, 2012 related to the YRT premium support agreement. There were no gains or losses for the three and nine months ended September 30, 2011 related to the YRT premium support agreement.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax gains of $0.3 million and insignificant gains for the three and nine months ended September 30, 2012, respectively, and pre-tax losses of $0.6 million for the three and nine months ended September 30, 2011.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in the fair value of such embedded derivatives are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had mark-to-market changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax losses of $102.0 million and $140.0 million for the three and nine months ended September 30, 2012, respectively, and pre-tax losses of $109.5 million and $130.9 million for the three and nine months ended September 30, 2011, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of September 30, 2012		As of December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$7,068	$1
Derivatives not designated as hedging instruments:
Interest rate swaps	575,000	14,251	125,000	5,118
Volatility swaps			—	—
Interest/YRT premium support agreements	798,444	24,459	796,713	6,400
Embedded derivative - Modco reinsurance treaties	30,299	1,794	30,001	2,038
Embedded derivative — GMWB	1,220,046	19,306	826,790	10,665
Interest rate futures	—	—	615,445	6,393
Equity futures	179,074	3,814	49,631	837
Currency futures	—	—	57,912	976
Interest rate caps	3,000,000	9	3,000,000	2,666
Equity options	503,094	54,291	440,000	19,396
Interest rate swaptions	400,000	15,923	—	—
Other	224	174	224	155
	$6,706,181	$134,021	$5,948,784	$54,645
Other liabilities
Cash flow hedges:
Inflation	$188,947	$4,481	$244,399	$8,863
Interest rate	—	—	75,000	3,443
Derivatives not designated as hedging instruments:
Interest rate swaps	300,000	6,489	25,000	3,064
Volatility swaps	2,675	6,660	—	—
Embedded derivative - Modco reinsurance treaties	2,681,689	419,526	2,761,686	279,799
Embedded derivative - GMWB	5,035,351	198,823	3,741,688	157,813
Interest rate futures	435,998	3,124	270,019	1,148
Equity futures	89,311	62	189,765	1,454
Currency futures	128,689	1,261	14,348	126
	$8,862,660	$640,426	$7,321,905	$455,710

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended September 30, 2012			For The Nine Months Ended September 30, 2012
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$(1)	$—	$—	$(77)
Inflation	—	—	3,159	—	—	4,144

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(549)	$—	$—	$(2,261)	$—
Inflation	—	(552)	—	—	(485)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$221	$—	$—	$(2)	$—	$—

Gain (Loss) on Derivatives in Cash Flow Hedging Relationships

	For The Three Months Ended September 30, 2011			For The Nine Months Ended September 30, 2011
	Realized	Benefits and	Other	Realized	Benefits and	Other
	investment	settlement	comprehensive	investment	settlement	comprehensive
	gains (losses)	expenses	income (loss)	gains (losses)	expenses	income (loss)
	(Dollars In Thousands)
Gain (loss) recognized in other comprehensive income (effective portion):
Interest rate	$—	$—	$38	$—	$—	$(304)
Inflation	—	—	(3,162)	—	—	(978)

Gain (loss) reclassified from accumulated other comprehensive income into income (effective portion):
Interest rate	$—	$(911)	$—	$—	$(2,689)	$—
Inflation	—	488	—	—	(840)	—

Gain (loss) recognized in income (ineffective portion):
Inflation	$(485)	$—	$—	$(457)	$—	$—

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $1.5 million of its derivative financial instruments out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(3,371)	$144,182	$32,419	$147,550
Equity futures - VA	(17,324)	11,524	(42,643)	(7,822)
Currency futures - VA	(3,078)	2,376	(2,298)	2,177
Volatility futures - VA	—	—	(132)	—
Volatility swaps - VA	(5,840)	3,495	(6,660)	(239)
Equity options - VA	(9,184)	30,072	(29,903)	22,813
Interest rate swaptions - VA	(3,019)	—	2,293	—
Interest rate swaps - VA	6,361	5,808	10,187	5,808
Credit default swaps - VA	—	(23,897)	—	(22,981)
Embedded derivative - GMWB	2,921	(150,125)	(32,369)	(147,550)
Total derivatives related to variable annuity contracts	(32,534)	23,435	(69,106)	(244)
Embedded derivative - Modco reinsurance treaties	(101,999)	(109,542)	(139,972)	(130,914)
Interest rate swaps	199	(8,185)	(680)	(10,642)
Interest rate caps	(143)	(2,581)	(2,658)	(2,581)
Interest/YRT premium support agreements	17,559	50	18,059	(402)
Other derivatives	255	(622)	17	(571)
Total realized gains (losses) - derivatives	$(116,663)	$(97,445)	$(194,340)	$(145,354)

From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of September 30, 2012, the Company had posted cash and securities (at fair value) as collateral of approximately $13.2 million and $55.3 million, respectively. As of September 30, 2012, the Company received $15.5 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
Modco trading portfolio(1)	$104,865	$123,760	$179,027	$151,714

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

There were no significant intersegment transactions during the nine months ended September 30, 2012 and 2011.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011(4)	2012	2011(4)
	(Dollars In Thousands)
Revenues
Life Marketing	$313,170	$304,964	$938,920	$906,340
Acquisitions	251,550	273,066	812,355	715,960
Annuities	140,563	182,901	460,822	466,087
Stable Value Products	26,933	45,248	96,374	136,587
Asset Protection	75,217	72,104	222,984	211,876
Corporate and Other	56,763	20,216	101,535	129,051
Total revenues	$864,196	$898,499	$2,632,990	$2,565,901
Segment Operating Income (Loss)
Life Marketing	$27,885	$11,620	$87,678	$61,597
Acquisitions	46,155	44,028	128,869	115,848
Annuities	9,041	19,924	72,864	55,405
Stable Value Products	13,050	14,217	41,654	42,554
Asset Protection	2,825	4,142	10,171	12,184
Corporate and Other	(5,968)	(1,407)	(959)	15,749
Total segment operating income	92,988	92,524	340,277	303,337
Realized investment (losses) gains - investments(1)(3)	120,723	121,577	193,649	184,678
Realized investment (losses) gains - derivatives(2)	(107,022)	(91,543)	(169,104)	(129,954)
Income tax expense	(35,778)	(39,579)	(116,428)	(121,359)
Net income	$70,911	$82,979	$248,394	$236,702

(1) Realized investment (losses) gains - investments	$113,977	$129,325	$185,301	$189,222
Less: related amortization of DAC/VOBA	(6,746)	7,748	(8,348)	4,544
	$120,723	$121,577	$193,649	$184,678

(2) Realized investment gains (losses) - derivatives	$(116,663)	$(97,445)	$(194,340)	$(145,354)
Less: VA GMWB economic cost	(9,641)	(5,902)	(25,236)	(15,400)
	$(107,022)	$(91,543)	$(169,104)	$(129,954)

(3)  Includes other-than-temporary impairments of $8.5 million and $40.5 million for the three and nine months ended September 30, 2012, respectively, and $9.8 million and $24.9 million for the three and nine months ended September 30, 2011, respectively.

(4)  Annuity segment operating income changed due to changes the Company has made to the definition of operating income with regards to GMWB.

	Operating Segment Assets
	As of September 30, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$11,864,887	$11,401,071	$17,087,855	$2,326,726
Deferred policy acquisition costs and value of business acquired	1,983,432	698,467	458,025	1,511
Goodwill	—	36,389	—	—
Total assets	$13,848,319	$12,135,927	$17,545,880	$2,328,237

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$741,435	$8,978,347	$19,285	$52,419,606
Deferred policy acquisition costs and value of business acquired	48,761	1,181	—	3,191,377
Goodwill	48,158	—	—	84,547
Total assets	$838,354	$8,979,528	$19,285	$55,695,530

	Operating Segment Assets
	As of December 31, 2011
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$10,885,785	$11,471,856	$14,945,002	$2,767,163
Deferred policy acquisition costs and value of business acquired	1,912,916	824,277	435,462	2,347
Goodwill	—	38,713	—	—
Total assets	$12,798,701	$12,334,846	$15,380,464	$2,769,510

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$707,181	$7,894,614	$21,491	$48,693,092
Deferred policy acquisition costs and value of business acquired	46,606	1,612	—	3,223,220
Goodwill	48,158	—	—	86,871
Total assets	$801,945	$7,896,226	$21,491	$52,003,183

16.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2012, and through the date it filed its consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company’s consolidated condensed financial statements.

Subsequent to the current period, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), wholly owned subsidiaries of the Company, entered into a 20-year transaction on October 10, 2012, to finance up to $945 million of Actuarial Guideline 38 (“AG 38”, commonly known as “AXXX”) reserves related to a block of universal life insurance policies with secondary guarantees issued on or before June 30, 2012 by the Company and wholly owned subsidiary, West Coast Life Insurance Company (“WCL”). Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, under which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. The estimated average annual expense for the credit enhancement under generally accepted accounting principles is approximately $4.9 million after-tax.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies inherently require the use of judgments relating to a variety of assumptions and estimates, in particular expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Form 10-K for the year ended December 31, 2011. There were no significant changes to our accounting policies during the nine months ended September 30, 2012, except as noted below. See Note 5, Deferred Policy Acquisition Costs and Value of Business Acquired for additional information on the accounting policies.

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

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011(4)	Change	2012	2011(4)	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$27,885	$11,620	n/m %	$87,678	$61,597	42.3%
Acquisitions	46,155	44,028	4.8	128,869	115,848	11.2
Annuities	9,041	19,924	(54.6)	72,864	55,405	31.5
Stable Value Products	13,050	14,217	(8.2)	41,654	42,554	(2.1)
Asset Protection	2,825	4,142	(31.8)	10,171	12,184	(16.5)
Corporate and Other	(5,968)	(1,407)	n/m	(959)	15,749	n/m
Total segment operating income	92,988	92,524	0.5	340,277	303,337	12.2
Realized investment gains (losses) - investments(1)(3)	120,723	121,577		193,649	184,678
Realized investment gains (losses) - derivatives(2)	(107,022)	(91,543)		(169,104)	(129,954)
Income tax expense	(35,778)	(39,579)		(116,428)	(121,359)
Net income	$70,911	$82,979	(14.5)	$248,394	$236,702	4.9

(1) Realized investment gains (losses) - investments(3)	$113,977	$129,325	$185,301	$189,222
Less: related amortization of DAC/VOBA	(6,746)	7,748	(8,348)	4,544
	$120,723	$121,577	$193,649	$184,678

(2) Realized investment gains (losses) - derivatives	$(116,663)	$(97,445)	$(194,340)	$(145,354)
Less: VA GMWB economic cost	(9,641)	(5,902)	(25,236)	(15,400)
	$(107,022)	$(91,543)	$(169,104)	$(129,954)

(3)  Includes other-than-temporary impairments of $8.5 million and $40.5 million for the three and nine months ended September 30, 2012, respectively, and $9.8 million and $24.9 million for the three and nine months ended September 30, 2011, respectively.

(4)  Annuity segment operating income changed due to changes we have made to the definition of operating income with regards to GMWB.

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Net income for the three months ended September 30, 2012, included a $0.5 million, or 0.5%, increase in segment operating income. The increase was primarily related to a $16.3 million increase in the Life Marketing segment and a $2.1 million increase in the Acquisition segment. These increases were partly offset by a $10.9 million decrease in the Annuities segment, a $1.2 million decrease in the Stable Value Products segment, a $1.3 million decrease in the Asset Protection segment, and a $4.6 million decrease in the Corporate and Other segment.

We experienced net realized losses of $2.7 million for the three months ended September 30, 2012, as compared to net realized gains of $31.9 million for the three months ended September 30, 2011. The losses realized for the three months ended September 30, 2012, were primarily related to $8.5 million for other-than-temporary impairment credit-related losses, net losses of $32.5 million of derivatives related to variable annuity contracts and $4.7 million of net losses related to other investment and derivative activity. Partially offsetting these losses were $2.9 million of gains related to the net activity of the modified coinsurance portfolio, $22.6 million of gains related to investment securities sale activity, and $17.6 million of gains related to our interest support and YRT premium support agreement.

•                  Life Marketing segment operating income was $27.9 million for the three months ended September 30, 2012, representing an increase of $16.3 million from the three months ended September 30, 2011. The increase was primarily due to higher investment income, more favorable traditional life claims and less unfavorable unlocking. The segment recorded an unfavorable $5.5 million of prospective unlocking for the three months ended September 30, 2012, as compared to an unfavorable $10.2 million for the three months ended September 30, 2011.

•                  Acquisitions segment operating income was $46.2 million for the three months ended September 30, 2012 an increase of $2.1 million, or 4.8%, as compared to the three months ended September 30, 2011, primarily due to favorable prospective unlocking of $4.5 million in the third quarter of 2012 compared to unfavorable $0.7 million in the third quarter of 2011. These items were partially offset by higher policy benefit interest of $2.0 million and expected runoff of the business.

•                  Annuities segment operating income was $9.0 million for the three months ended September 30, 2012, as compared to $19.9 million for the three months ended September 30, 2011, a decrease of $10.9 million, or 54.6%. This variance included an unfavorable change of $15.9 million related to unlocking. The segment recorded an unfavorable $24.7 million of unlocking for the three months ended September 30, 2012, as compared to an unfavorable $8.8 million for the three months ended September 30, 2011. Partially offsetting this unfavorable variance was an increase in operating revenue driven by higher policy fees in the VA line. In addition, lower credited interest and other favorable reserve changes partially offset these unfavorable items.

•                  Stable Value Products segment operating income was $13.1 million and decreased $1.2 million, or 8.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in operating earnings resulted from lower account values and a decrease in the operating spread, offset by lower expenses. The operating spread decreased 9 basis points to 201 basis points for the three months ended September 30, 2012, as compared to an operating spread of 210 basis points for the three months ended September 30, 2011. The operating spread decrease was caused by a $1.1 million reduction in income from participating mortgage loan and bank loan fees, as compared to the third quarter of 2011. The adjusted operating spread, which excludes participating income, increased by 8 basis points over the prior year.

•                  Asset Protection segment operating income was $2.8 million, representing a decrease of $1.3 million, or 31.8%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Credit insurance earnings decreased $1.5 million, primarily due to higher claims. Earnings from the GAP product line decreased $0.2 million, or 6.5%, primarily due to higher losses. Service contract earnings increased $0.4 million, or 56.6%, primarily related to higher 2012 sales volume.

•                  Corporate and Other segment operating loss was $6.0 million for the three months ended September 30, 2012, as compared to an operating loss of $1.4 million for the three months ended September 30, 2011. The decrease was primarily due to a $5.8 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. The segment did not generate any gains on these repurchases for the three months ended September 30, 2012, as compared to $5.8 million of pre-tax gains generated during the three months ended September 30, 2011. Partially offsetting this variance was higher net investment income as compared to the three months ended September 30, 2011.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Net income for the nine months ended September 30, 2012, included a $36.9 million, or 12.2%, increase in segment operating income. The increase was primarily related to a $26.1 million increase in the Life Marketing segment, a $13.0 million increase in the Acquisitions segment, and a $17.5 million increase in the Annuities segment. These increases were partly offset by a $0.9 million decrease in the Stable Value Products segment, a $2.0 million decrease in the Asset Protection segment and a $16.7 million decrease in the Corporate and Other segment.

We experienced net realized losses of $9.0 million for the nine months ended September 30, 2012, as compared to net realized gains of $43.9 million for the nine months ended September 30, 2011. The losses realized for the nine months ended September 30, 2012, were primarily related to losses of $40.5 million for other-than-temporary impairment credit-related losses, net losses of $61.9 million of derivatives related to variable annuity contracts, and a $15.4 million loss related to other investment and derivative activity. Partially offsetting these losses were $58.9 million of gains related to investment securities sale activity, $39.1 million of gains related to the net activity of the modified coinsurance portfolio, and $18.1 million of gains related to our interest support and YRT premium support agreement.

•                  Life Marketing segment operating income was $87.7 million for the nine months ended September 30, 2012, representing an increase of $26.1 million, or 42.3%, from the nine months ended September 30, 2011. The increase was primarily due to higher investment income, a less unfavorable change in unlocking, more favorable traditional life claims, and lower operating expenses. These items were partially offset by unfavorable universal life and BOLI claims and an increase in reserves resulting from changes in universal life interest rate assumptions.

•                  Acquisitions segment operating income was $128.9 million for the nine months ended September 30, 2012 an increase of $13.0 million, or 11.2%, as compared to the nine months ended September 30, 2011, primarily due to the addition of the Liberty Life coinsurance transaction. The Liberty Life transaction added $36.8 million to segment operating income for the nine months ended September 30, 2012, an increase of $13.2 million as compared to the nine months ended September 30, 2011. The Liberty Life transaction was effective April 30, 2011. Therefore, the 2012 results include nine months of Liberty Life activity as compared to five months included in the 2011 results. This was partly offset by the expected runoff of the in-force business.

•                  Annuities segment operating income was $72.9 million for the nine months ended September 30, 2012, as compared to $55.4 million for the nine months ended September 30, 2011, an increase of $17.5 million or 31.5%. This variance included a favorable change of $25.2 million in operating revenue driven by higher policy fees and other income in the VA line and lower benefits and settlement expenses. Partially offsetting these favorable changes was an unfavorable change of $16.2 million related to unlocking and an increase in non-deferred expenses.

•                  Stable Value Products segment operating income was $41.7 million and decreased $0.9 million, or 2.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in operating earnings resulted primarily from lower account values and a 14 basis point decrease in the operating spread to 205 basis points for the nine months ended September 30, 2012, as compared to an operating spread of 219 basis points for the nine months ended September 30, 2011. The operating spread was negatively impacted by a $5.8 million decrease in participating mortgage loan and bank loan fee income, as compared to the nine months ended September 30, 2011. The adjusted operating spread, which excludes participating income, increased 20 basis points over the prior year.  Partially offsetting these decreases was a decrease in expenses. We called certain retail notes, which accelerated DAC amortization of $3.4 million on those called contracts for the nine months ended September 30, 2011. We did not call any contracts for the nine months ended September 30, 2012.

•                  Asset Protection segment operating income was $10.2 million, representing a decrease of $2.0 million, or 16.5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Credit insurance earnings decreased $3.8 million primarily due to $2.6 million in legal settlement and related expenses. Service contract earnings increased $1.4 million, or 42.4%, primarily related to higher 2012 sales volume somewhat offset by higher expenses. Earnings from the GAP product line increased $0.4 million, or 4.4%.

•                  Corporate and Other segment operating loss was $1.0 million for the nine months ended September 30, 2012, as compared to operating income of $15.7 million for the nine months ended September 30, 2011. The decrease was primarily due to $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments and a $6.2 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the nine months ended September 30, 2012, $29.3 million of pre-tax gains were generated by repurchases as compared to $35.5 million of pre-tax gains generated during the nine months ended September 30, 2011.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$379,207	$383,293	(1.1)%	$1,164,969	$1,183,524	(1.6)%
Reinsurance ceded	(190,099)	(191,498)	0.7	(592,657)	(608,876)	2.7
Net premiums and policy fees	189,108	191,795	(1.4)	572,312	574,648	(0.4)
Net investment income	123,628	112,352	10.0	363,894	329,127	10.6
Other income	434	817	(46.9)	2,714	2,565	5.8
Total operating revenues	313,170	304,964	2.7	938,920	906,340	3.6
BENEFITS AND EXPENSES
Benefits and settlement expenses	305,281	269,996	13.1	811,369	751,597	8.0
Amortization of deferred policy acquisition costs	(26,464)	15,214	n/m	15,584	65,243	(76.1)
Other operating expenses	6,468	8,134	(20.5)	24,289	27,903	(13.0)
Total benefits and expenses	285,285	293,344	(2.7)	851,242	844,743	0.8
INCOME BEFORE INCOME TAX	27,885	11,620	n/m	87,678	61,597	42.3
OPERATING INCOME	$27,885	$11,620	n/m	$87,678	$61,597	42.3

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$326	$516	(36.8)%	$920	$3,684	(75.0)%
Universal life	30,779	25,670	19.9	75,883	94,603	(19.8)
BOLI	33	1,520	(97.8)	2,754	9,641	(71.4)
	$31,138	$27,706	12.4	$79,557	$107,928	(26.3)
Sales By Distribution Channel
Independent agents	$18,373	$19,185	(4.2)	$47,131	$74,118	(36.4)
Stockbrokers / banks	12,315	6,907	78.3	28,482	23,677	20.3
BOLI / other	450	1,614	(72.1)	3,944	10,133	(61.1)
	$31,138	$27,706	12.4	$79,557	$107,928	(26.3)
Average Life Insurance In-force(1)
Traditional	$449,416,242	$473,824,906	(5.2)	$455,635,914	$479,784,913	(5.0)
Universal life	79,452,404	71,234,521	11.5	76,678,629	66,962,106	14.5
	$528,868,646	$545,059,427	(3.0)	$532,314,543	$546,747,019	(2.6)
Average Account Values
Universal life	$6,466,699	$6,109,417	5.8	$6,398,672	$5,977,000	7.1
Variable universal life	388,002	357,919	8.4	379,947	367,289	3.4
	$6,854,701	$6,467,336	6.0	$6,778,619	$6,344,289	6.8

Traditional Life Mortality Experience(2)	83%	91%		83%	91%

(1)  Amounts are not adjusted for reinsurance ceded.

(2)  Represents the incurred claims as a percentage of pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
First year commissions	$32,829	$39,442	(16.8)%	$80,039	$130,049	(38.5)%
Renewal commissions	8,128	8,303	(2.1)	25,783	26,135	(1.3)
First year ceding allowances	(1,084)	(2,337)	53.6	(3,107)	(6,734)	53.9
Renewal ceding allowances	(39,102)	(40,826)	4.2	(117,474)	(124,164)	5.4
General & administrative	33,608	36,607	(8.2)	104,256	114,724	(9.1)
Taxes, licenses, and fees	8,536	8,318	2.6	25,626	26,753	(4.2)
Other operating expenses incurred	42,915	49,507	(13.3)	115,123	166,763	(31.0)
Less: commissions, allowances & expenses capitalized	(36,447)	(41,373)	11.9	(90,834)	(138,860)	34.6
Other insurance expenses	$6,468	$8,134	(20.5)	$24,289	$27,903	(13.0)

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Segment operating income

Operating income was $27.9 million for the three months ended September 30, 2012, representing an increase of $16.3 million from the three months ended September 30, 2011. The increase was primarily due to higher investment income, more favorable traditional life claims and less unfavorable unlocking. The segment recorded an unfavorable $5.5 million of prospective unlocking for the three months ended September 30, 2012, as compared to an unfavorable $10.2 million for the three months ended September 30, 2011.

Operating revenues

Total revenues for the three months ended September 30, 2012, increased $8.2 million, or 2.7%, as compared to the three months ended September 30, 2011. This increase was the result of higher investment income due to increases in net in-force reserves partly offset by lower premiums and policy fees.

Net premiums and policy fees

Net premiums and policy fees decreased by $2.7 million, or 1.4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to decreases in traditional life premiums, partly offset by continued growth in universal life in-force business policy fees.

Net investment income

Net investment income in the segment increased $11.3 million, or 10.0%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Increased retained universal life reserves led to increased investment income of $6.4 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Traditional life investment income increased $4.7 million due to increased retained reserves and lower funding costs. Increases in the BOLI retained reserves led to higher BOLI investment income of $0.5 million in the same period.

Other income

Other income decreased $0.4 million, or 46.9%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Benefits and settlement expenses

Benefits and settlement expenses increased by $35.3 million, or 13.1%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to growth in retained universal life insurance in-force, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block. In the third quarter of 2012, UL and BOLI unlocking increased policy benefits and settlement expenses $54.8 million as compared to an increase of $26.6 million in the third quarter of 2011. Unlocking in both years was largely driven by assumption changes to lapses, yield and credited interest.

Amortization of DAC

DAC amortization decreased $41.7 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to more favorable unlocking. In the third quarter of 2011, UL and BOLI unlocking, largely driven by assumption changes regarding lapses, and credited interest on fund value decreased amortization $14.6 million. In the third quarter of 2012, UL and BOLI unlocking decreased amortization $49.8 million, which is offset by the $54.8 million increase in policy benefits and settlement expenses due to the UL and BOLI unlocking.

Other operating expenses

Other operating expenses decreased $1.7 million, or 20.5%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Sales

Sales for the segment increased $3.4 million, or 12.4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Traditional life sales decreased $0.2 million, or 36.8%, as we focused sales efforts on other lines. Universal life sales increased $5.1 million, or 19.9%, due to more competitive positioning in the marketplace.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Segment operating income

Operating income was $87.7 million for the nine months ended September 30, 2012, representing an increase of $26.1 million, or 42.3%, from the nine months ended September 30, 2011. The increase was primarily due to higher investment income, a less unfavorable change in unlocking, more favorable traditional life claims, and lower operating expenses. These items were partially offset by unfavorable universal life and BOLI claims and an increase in reserves resulting from changes in universal life interest rate assumptions.

Operating revenues

Total revenues for the nine months ended September 30, 2012, increased $32.6 million, or 3.6%, as compared to the nine months ended September 30, 2011. This increase was the result of higher investment income due to increases in net in-force reserves partly offset by lower premiums and policy fees.

Net premiums and policy fees

Net premiums and policy fees decreased by $2.3 million, or 0.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to decreases in traditional life premiums, largely offset by continued growth in universal life in-force business policy fees.

Net investment income

Net investment income in the segment increased $34.8 million, or 10.6%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Increased retained universal life reserves led to increased investment income of $19.6 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Traditional life investment income increased $12.8 million due to increased retained reserves and lower funding costs. Increased retained BOLI reserves led to increased BOLI investment income of $2.3 million in the same period.

Other income

Other income increased $0.1 million, or 5.8%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Benefits and settlement expenses

Benefits and settlement expenses increased by $59.8 million, or 8.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to growth in retained universal life insurance in-force, an increase in reserves resulting from changes in universal life interest rate assumptions, higher credited interest on universal life and BOLI products resulting from increases in account values, and higher claims from growth in the universal life block, partly offset by more favorable term mortality. In the first nine months of 2012, UL and BOLI unlocking increased policy benefits and settlement expenses $53.4 million as compared to an increase of $25.7 million for the first nine months of 2011. Unlocking in both years was largely driven by assumption changes to lapses, yield, and credited interest.

Amortization of DAC

DAC amortization decreased $49.7 million, or 76.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to more favorable unlocking. For the first nine months of 2011, UL and BOLI unlocking, largely driven by assumption changes regarding lapses and credited interest on fund value decreased amortization $8.5 million. In the first nine months of 2012, UL and BOLI unlocking decreased amortization $45.5 million.

Other operating expenses

Other operating expenses decreased $3.6 million, or 13.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Sales

Sales for the segment decreased $28.4 million, or 26.3%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Traditional life sales decreased $2.8 million, or 75.0%, as we focused sales efforts on other lines. Universal life sales decreased $18.7 million, or 19.8%, due to price increases on new products.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(190,099)	$(191,498)	$(592,657)	$(608,876)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(186,086)	(104,661)	(593,679)	(533,326)
Amortization of deferred policy acquisition costs	1,886	(7,844)	(26,130)	(35,175)
Other operating expenses (1)	(33,191)	(34,178)	(98,754)	(101,147)
Total benefits and expenses	(217,391)	(146,683)	(718,563)	(669,648)

NET IMPACT OF REINSURANCE (2)	$27,292	$(44,815)	$125,906	$60,772

Allowances received	$(40,186)	$(43,163)	$(120,580)	$(130,898)
Less: Amount deferred	6,995	8,985	21,826	29,751
Allowances recognized (ceded other operating expenses) (1)	$(33,191)	$(34,178)	$(98,754)	$(101,147)

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

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

The decrease in ceded premiums for the three months ended September 30, 2012 as compared to 2011 was caused primarily by lower ceded traditional life premiums of $8.6 million. This more than offset higher ceded universal life and BOLI premium and policy fees of $7.2 million.

Ceded benefits and settlement expenses were higher for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to higher ceded claims and higher ceded reserve changes. Traditional ceded benefits decreased $25.1 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to lower ceded death benefits and a decrease in ceded reserve changes and interest on funds. Universal life and BOLI ceded benefits increased $106.5 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to a higher change in ceded reserves primarily due to unlocking and higher ceded claims. Ceded universal life and BOLI claims were $11.0 million higher for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the impact of prospective unlocking on ceded DAC amortization.

Total allowances recognized for the three months ended September 30, 2012, decreased from the three months ended September 30, 2011, as the continued reduction in our traditional life reinsurance allowances more than offset the impact of growth in the universal life in-force.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

The decrease in ceded premiums for the nine months ended September 30, 2012 as compared to 2011 was caused primarily by lower ceded traditional life premiums of $26.7 million. This more than offset higher ceded universal life and BOLI premium and policy fees of $10.5 million.

Ceded benefits and settlement expenses were higher for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to higher ceded reserve changes and higher ceded claims. Traditional ceded benefits decreased $19.5 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as the decrease in ceded reserves more than offset the higher ceded death benefits. Universal life and BOLI ceded benefits increased $79.3 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to an increase in ceded reserves primarily due to unlocking, slightly offset by lower ceded claims. Ceded universal life and BOLI claims were $2.4 million lower for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Ceded amortization of deferred policy acquisitions costs decreased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the impact of prospective unlocking on ceded DAC amortization.

Total allowances recognized for the nine months ended September 30, 2012, decreased from the nine months ended September 30, 2011, as the impact of the continued reduction in our traditional life reinsurance allowances more than offset the impact of growth in universal life in-force.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$207,305	$219,970	(5.8)%	$635,135	$615,997	3.1%
Reinsurance ceded	(99,496)	(103,667)	4.0	(282,441)	(318,142)	11.2
Net premiums and policy fees	107,809	116,303	(7.3)	352,694	297,855	18.4
Net investment income	136,466	140,352	(2.8)	413,279	391,000	5.7
Other income	1,397	1,432	(2.4)	5,216	4,102	27.2
Total operating revenues	245,672	258,087	(4.8)	771,189	692,957	11.3
Realized gains (losses) - investments	107,500	124,416		180,150	153,818
Realized gains (losses) - derivatives	(101,622)	(109,437)		(138,984)	(130,815)
Total revenues	251,550	273,066		812,355	715,960
BENEFITS AND EXPENSES
Benefits and settlement expenses	169,441	176,850	(4.2)	544,102	484,237	12.4
Amortization of DAC/VOBA	17,707	20,442	(13.4)	58,614	54,229	8.1
Other operating expenses	12,369	16,767	(26.2)	39,604	38,643	2.5
Operating benefits and expenses	199,517	214,059	(6.8)	642,320	577,109	11.3
Amortization of DAC/VOBA related to realized gains (losses) - investments	109	365		284	1,234
Total benefits and expenses	199,626	214,424	(6.9)	642,604	578,343	11.1
INCOME BEFORE INCOME TAX	51,924	58,642	(11.5)	169,751	137,617	23.4
Less: realized gains (losses)	5,878	14,979		41,166	23,003
Less: related amortization of DAC/VOBA	(109)	(365)		(284)	(1,234)
OPERATING INCOME	$46,155	$44,028	4.8	$128,869	$115,848	11.2

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$178,243,697	$190,871,158	(6.6)%	$181,097,908	$189,209,541	(4.3)%
Universal life	29,742,721	32,671,826	(9.0)	30,701,371	30,396,025	1.0
	$207,986,418	$223,542,984	(7.0)	$211,799,279	$219,605,566	(3.6)
Average Account Values
Universal life	$3,394,323	$3,519,133	(3.5)	$3,432,776	$3,265,158	5.1
Fixed annuity(2)	3,170,656	3,311,625	(4.3)	3,207,014	3,346,127	(4.2)
Variable annuity	586,294	636,258	(7.9)	601,130	691,246	(13.0)
	$7,151,273	$7,467,016	(4.2)	$7,240,920	$7,302,531	(0.8)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.92%	5.82%		5.88%	5.77%
Interest credited to policyholders	4.20	4.13		4.18	4.15
Interest spread	1.72%	1.69%		1.70%	1.62%

(1)  Amounts are not adjusted for reinsurance ceded.

(2)  Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)  Includes available-for-sale and trading portfolios. Available-for-sale portfolio yields were 6.02% and 6.02% for the three and nine months ended September 30, 2012, respectively, as compared to 6.28% and 6.32% for the three and nine months ended September 30, 2011, respectively.

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Segment operating income

Operating income was $46.2 million for the three months ended September 30, 2012 an increase of $2.1 million, or 4.8%, as compared to the three months ended September 30, 2011, primarily due to favorable prospective unlocking of $4.5 million in the third quarter of 2012 compared to unfavorable $0.7 million in the third quarter of 2011. These items were partially offset by higher policy benefit interest of $2.0 million and expected runoff of the business.

Operating revenues

Net premiums and policy fees decreased $8.5 million, or 7.3%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to expected runoff of business. Net investment income decreased $3.9 million, or 2.8%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the expected runoff of business.

Total benefits and expenses

Total benefits and expenses decreased $14.8 million, or 6.9%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease was due to lower amortization due to unlocking and the expected runoff of the in-force business partly offset by higher interest on policy benefits.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Segment operating income

Operating income was $128.9 million for the nine months ended September 30, 2012 an increase of $13.0 million, or 11.2%, as compared to the nine months ended September 30, 2011, primarily due to the addition of the Liberty Life coinsurance transaction. The Liberty Life transaction added $36.8 million to segment operating income for the nine months ended September 30, 2012, an increase of $13.2 million as compared to the nine months ended September 30, 2011. The Liberty Life transaction was effective April 30, 2011. Therefore, the 2012 results include nine months of Liberty Life activity as compared to five months included in the 2011 results. This was partly offset by the expected runoff of in the in-force business.

Operating revenues

Net premiums and policy fees increased $54.8 million, or 18.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the additional months associated with the Liberty Life block of business and the impact of a reinsurance recapture more than offsetting expected runoff related to other blocks of business. Net investment income increased $22.3 million, or 5.7%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to the additional months associated with the Liberty Life block of business. This was offset by expected runoff related to other blocks of business.

Total benefits and expenses

Total benefits and expenses increased $64.3 million, or 11.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase was due to the additional months associated with the Liberty Life block and the impact of a reinsurance recapture, which was partly offset by the expected runoff of the in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(99,496)	$(103,667)	$(282,441)	$(318,142)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(88,443)	(85,723)	(234,846)	(274,496)
Amortization of DAC/VOBA	1,993	(7,061)	(8,510)	(15,426)
Other operating expenses	(13,486)	(14,059)	(40,511)	(40,976)
Total benefits and expenses	(99,936)	(106,843)	(283,867)	(330,898)

NET IMPACT OF REINSURANCE(1)	$440	$3,176	$1,426	$12,756

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

The net impact of reinsurance is less favorable by $2.7 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to unlocking, partly offset by an increase in ceded traditional life claims.

The net impact of reinsurance is less favorable by $11.3 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to lower ceded recoveries compared to ceded premiums paid year over year.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$24,870	$17,670	40.7%	$70,050	$49,302	42.1%
Reinsurance ceded	(5)	(16)	68.8	(25)	(54)	53.7
Net premiums and policy fees	24,865	17,654	40.8	70,025	49,248	42.2
Net investment income	123,933	127,094	(2.5)	374,075	379,652	(1.5)
Realized gains (losses) - derivatives	(9,641)	(5,902)	(63.4)	(25,236)	(15,400)	(63.9)
Other income	21,824	14,217	53.5	57,967	38,146	52.0
Total operating revenues	160,981	153,063	5.2	476,831	451,646	5.6
Realized gains (losses) - investments	2,475	501		27,861	(715)
Realized gains (losses) - derivatives	(22,893)	29,337		(43,870)	15,156
Total revenues	140,563	182,901	(23.1)	460,822	466,087	(1.1)
BENEFITS AND EXPENSES
Benefits and settlement expenses	107,253	95,633	12.2	286,107	290,228	(1.4)
Amortization of deferred policy acquisition costs and value of business acquired	19,022	16,086	18.3	44,077	43,220	2.0
Other operating expenses	25,665	21,420	19.8	73,783	62,793	17.5
Operating benefits and expenses	151,940	133,139	14.1	403,967	396,241	1.9
Amortization related to benefit and settlement expense	(1,124)	(2,195)		(268)	(687)
Amortization of DAC related to realized gains (losses) - investments	(5,731)	9,578		(8,364)	3,997
Total benefits and expenses	145,085	140,522	3.2	395,335	399,551	(1.1)
INCOME (LOSS) BEFORE INCOME TAX	(4,522)	42,379	n/m	65,487	66,536	(1.6)
Less: realized gains (losses) - investments	2,475	501		27,861	(715)
Less: realized gains (losses) - derivatives	(22,893)	29,337		(43,870)	15,156
Less: amortization related to benefits and settlement expenses	1,124	2,195		268	687
Less: related amortization of DAC	5,731	(9,578)		8,364	(3,997)
OPERATING INCOME	$9,041	$19,924	(54.6)	$72,864	$55,405	31.5

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$152,168	$286,625	(46.9)%	$461,045	$841,692	(45.2)%
Variable annuity	761,011	573,166	32.8	2,001,757	1,849,982	8.2
	$913,179	$859,791	6.2	$2,462,802	$2,691,674	(8.5)
Average Account Values
Fixed annuity(1)	$8,534,232	$8,635,605	(1.2)	$8,580,245	$8,490,977	1.1
Variable annuity	7,809,542	5,559,817	40.5	7,193,618	5,236,653	37.4
	$16,343,774	$14,195,422	15.1	$15,773,863	$13,727,630	14.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.76%	5.88%		5.75%	5.96%
Interest credited to policyholders	3.82	4.30		3.89	4.38
Interest spread	1.94%	1.58%		1.86%	1.58%

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(3,371)	$144,182	$(147,553)	$32,419	$147,550	$(115,131)
Equity futures - VA	(17,324)	11,524	(28,848)	(42,643)	(7,822)	(34,821)
Currency futures - VA	(3,078)	2,376	(5,454)	(2,298)	2,177	(4,475)
Volatility futures - VA	—	—	—	(132)	—	(132)
Volatility swaps - VA	(5,840)	3,495	(9,335)	(6,660)	(239)	(6,421)
Equity options - VA	(9,184)	30,072	(39,256)	(29,903)	22,813	(52,716)
Interest rate swaptions - VA	(3,019)	—	(3,019)	2,293	—	2,293
Interest rate swaps - VA	6,361	5,808	553	10,187	5,808	4,379
Credit default swaps - VA	—	(23,897)	23,897	—	(22,981)	22,981
Embedded derivative - GMWB(2)	2,921	(150,125)	153,046	(32,369)	(147,550)	115,181
Total derivatives related to variable annuity contracts	$(32,534)	$23,435	$(55,969)	$(69,106)	$(244)	$(68,862)
Economic cost(1)	9,641	5,902	3,739	25,236	15,400	9,836
Realized gains (losses) - derivatives, net of economic cost	$(22,893)	$29,337	$(52,230)	$(43,870)	$15,156	$(59,026)

(1)Economic cost is the long-term expected average cost of providing the product benefit over the life  of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

(2)Includes impact of nonperformance risk of $(29.8) million for the three months ended September 30, 2012.

	As of
	September 30, 2012	December 31, 2011	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(3)	$139,131	$317,671	(56.2)%
GMDB Reserves	19,210	9,498	n/m
GMWB and GMAB Reserves	179,517	147,148	22.0
Account value subject to GMWB rider	6,470,702	4,406,041	46.9
GMWB Benefit Base	6,250,080	4,562,515	37.0
S&P 500® Index	1,441	1,258	14.5

(1) Includes general account balances held within variable annuity products.

(2) Interest spread on average general account values.

(3) Guaranteed death benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Segment operating income

Segment operating income was $9.0 million for the three months ended September 30, 2012, as compared to $19.9 million for the three months ended September 30, 2011, a decrease of $10.9 million, or 54.6%. This variance included an unfavorable change of $15.9 million related to unlocking. The segment recorded an unfavorable $24.7 million of unlocking for the three months ended September 30, 2012, as compared to an unfavorable $8.8 million for the three months ended September 30, 2011. Partially offsetting this unfavorable variance was an increase in operating revenue driven by higher policy fees in the VA line. In addition, lower credited interest and other favorable reserve changes partially offset these unfavorable items.

Operating revenues

Segment operating revenues increased $7.9 million, or 5.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to increases in other income and policy fees from the VA line of business. Those increases were partially offset by lower investment income and an increased economic cost related to the VA line of business. Average fixed account balances decreased 1.2% and average variable account balances grew 40.5% for the three months ended September 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses increased $11.6 million, or 12.2%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This increase was primarily the result of $13.9 million of unfavorable unlocking for the three months ended September 30, 2012 as compared to favorable unlocking of $2.7 million during the three months ended September 30, 2011. There was also an unfavorable change of $2.3 million related to fair value of equity indexed annuity (“EIA”) reserves and an unfavorable change of $8.7 million in the single premium immediate annuity (“SPIA”) mortality variance. Lower credited interest and other favorable reserve changes partially offset these unfavorable items.

Amortization of DAC

The increase of $2.9 million in DAC amortization for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was due to growth in the VA line of business. The segment recorded unfavorable DAC unlocking of $10.8 million for the three months ended September 30, 2012, as compared to unfavorable unlocking of $11.5 million for the three months ended September 30, 2011.

Other operating expenses

Other operating expenses increased $4.2 million, or 19.8%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase is due to higher commissions, maintenance, and acquisition expenses, driven by the growth of the business.

Sales

Total sales increased $53.4 million, or 6.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Sales of variable annuities increased $187.8 million, or 32.8% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Sales of fixed annuities decreased by $134.5 million, or 46.9% for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, driven by a decrease in single premium deferred annuity sales.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Segment operating income

Segment operating income was $72.9 million for the nine months ended September 30, 2012, as compared to $55.4 million for the nine months ended September 30, 2011, an increase of $17.5 million or 31.5%. This variance included a favorable change of $25.2 million in operating revenue driven by higher policy fees and other income in the VA line and lower benefits and settlement expenses. Partially offsetting these favorable changes was an unfavorable change of $16.2 million related to unlocking and an increase in non-deferred expenses.

Operating revenues

Segment operating revenues increased $25.2 million, or 5.6%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to increases in other income and policy fees from the VA line of business. Those increases were partially offset by lower investment income and increased economic cost related to the VA line of business. Average fixed account balances grew 1.1% and average variable account balances grew 37.4% for the nine months ended September 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $4.1 million, or 1.4%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. This decrease was primarily the result of lower credited interest, a $2.0 million favorable change in single premium immediate annuity mortality results, and other favorable reserve changes. These favorable changes were partially offset by higher realized losses in the market value adjusted line and a $4.1 million unfavorable change in the EIA fair value adjustments. Unfavorable unlocking of $14.5 million was recorded for the nine months ended September 30, 2012, as compared to favorable unlocking of $3.6 million for the nine months ended September 30, 2011.

Amortization of DAC

The increase of $0.9 million in DAC amortization for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, was primarily due to growth in the VA line of business. The segment recorded unfavorable DAC unlocking of $12.5 million for the three months ended September 30, 2012, as compared to unfavorable unlocking of $14.3 million for the nine months ended September 30, 2011.

Other operating expenses

Other operating expenses increased $11.0 million, or 17.5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase is due to higher commissions, maintenance, and acquisition expenses, driven by the growth of the business.

Sales

Total sales decreased $228.9 million, or 8.5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Sales of variable annuities increased $151.8 million, or 8.2% for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Sales of fixed annuities decreased by $380.6 million, or 45.2% for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, driven by a decrease in single premium deferred annuity sales.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$29,851	$35,173	(15.1)%	$97,209	$110,653	(12.1)%
Other income	—	(1)	n/m	1	(1)	n/m
Total operating revenues	29,851	35,172	(15.1)	97,210	110,652	(12.1)
Realized gains (losses)	(2,918)	10,076	n/m	(836)	25,935	n/m
Total revenues	26,933	45,248	(40.5)	96,374	136,587	(29.4)
BENEFITS AND EXPENSES
Benefits and settlement expenses	16,002	19,641	(18.5)	53,180	61,812	(14.0)
Amortization of deferred policy acquisition costs	410	502	(18.3)	836	4,335	(80.7)
Other operating expenses	389	812	(52.1)	1,540	1,951	(21.1)
Total benefits and expenses	16,801	20,955	(19.8)	55,556	68,098	(18.4)
INCOME BEFORE INCOME TAX	10,132	24,293	(58.3)	40,818	68,489	(40.4)
Less: realized gains (losses)	(2,918)	10,076		(836)	25,935
OPERATING INCOME	$13,050	$14,217	(8.2)	$41,654	$42,554	(2.1)

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
Sales
GIC	$101,954	$230,000	(55.7)%	$127,954	$465,795	(72.5)%
GFA - Direct Institutional	45,000	200,000	(77.5)	221,500	300,000	(26.2)
	$146,954	$430,000	(65.8)	$349,454	$765,795	(54.4)

Average Account Values	$2,591,485	$2,710,571	(4.4)	$2,703,958	$2,637,281	2.5
Ending Account Values	$2,328,237	$2,827,862	(17.7)	$2,328,237	$2,827,862	(17.7)

Operating Spread
Net investment income yield	4.61%	5.19%		4.79%	5.62%
Interest credited	2.47	2.90		2.62	3.12
Operating expenses	0.13	0.19		0.12	0.31
Operating spread	2.01%	2.10%		2.05%	2.19%

Adjusted operating spread(1)	2.00%	1.92%		1.93%	1.73%

(1)Excludes participating mortgage loan income and bank loan participation fee income.

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Segment operating income

Operating income was $13.1 million and decreased $1.2 million, or 8.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in operating earnings resulted from lower account values and a decrease in the operating spread, offset by lower expenses.   The operating spread decreased 9 basis points to 201 basis points for the three months ended September 30, 2012, as compared to an operating spread of 210 basis points for the three months ended September 30, 2011. The operating spread decrease was caused by a $1.1 million reduction in income from participating mortgage loan and bank loan fees, as compared to the third quarter of 2011. The adjusted operating spread, which excludes participating income, increased by 8 basis points over the prior year.

Sales

Total sales were $147.0 million for the three months ended September 30, 2012.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Segment operating income

Operating income was $41.7 million and decreased $0.9 million, or 2.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in operating earnings resulted primarily from lower account values and a 14 basis point decrease in the operating spread to 205 basis points for the nine months ended September 30, 2012, as compared to an operating spread of 219 basis points for the nine months ended September 30, 2011. The operating spread was negatively impacted by a $5.8 million decrease in participating mortgage loan and bank loan fee income, as compared to the nine months ended September 30, 2011. The adjusted operating spread, which excludes participating income, increased 20 basis points over the prior year.  Partially offsetting these decreases was a decrease in expenses. We called certain retail notes, which accelerated DAC amortization of $3.4 million on those called contracts for the nine months ended September 30, 2011. We did not call any contracts for the nine months ended September 30, 2012.

Sales

Total sales were $349.5 million for the nine months ended September 30, 2012.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$65,114	$66,829	(2.6)%	$196,317	$202,567	(3.1)%
Reinsurance ceded	(22,259)	(24,547)	9.3	(69,129)	(73,577)	6.0
Net premiums and policy fees	42,855	42,282	1.4	127,188	128,990	(1.4)
Net investment income	4,828	5,482	(11.9)	14,847	16,734	(11.3)
Other income	27,534	24,340	13.1	80,949	66,152	22.4
Total operating revenues	75,217	72,104	4.3	222,984	211,876	5.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	25,540	23,294	9.6	69,107	66,895	3.3
Amortization of deferred policy acquisition costs	5,883	5,495	7.1	17,202	17,228	(0.2)
Other operating expenses	40,969	39,173	4.6	126,504	115,569	9.5
Total benefits and expenses	72,392	67,962	6.5	212,813	199,692	6.6
INCOME BEFORE INCOME TAX	2,825	4,142	(31.8)	10,171	12,184	(16.5)
OPERATING INCOME	$2,825	$4,142	(31.8)	$10,171	$12,184	(16.5)

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
Sales
Credit insurance	$9,558	$8,970	6.6%	$28,423	$27,386	3.8%
Service contracts	86,507	77,942	11.0	250,883	212,127	18.3
GAP/Other products	14,868	18,532	(19.8)	48,226	55,892	(13.7)
	$110,933	$105,444	5.2	$327,532	$295,405	10.9
Loss Ratios (1)
Credit insurance	56.4%	30.6%		38.0%	32.4%
Service contracts	63.4	61.4		58.5	56.6
GAP/Other products	38.8	33.9		41.6	35.8

(1) Incurred claims as a percentage of earned premiums

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Segment operating income

Operating income was $2.8 million, representing a decrease of $1.3 million, or 31.8%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Credit insurance earnings decreased $1.5 million, primarily due to higher claims. Earnings from the GAP product line decreased $0.2 million, or 6.5%, primarily due to higher losses. Service contract earnings increased $0.4 million, or 56.6%, primarily related to higher 2012 sales volume.

Net premiums and policy fees

Net premiums and policy fees increased $0.6 million, or 1.4%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. GAP premiums increased $0.8 million, or 16.4%, service contract premiums increased $0.1 million, or 0.4%, and credit insurance premiums decreased $0.3 million, or 7.2%.

Other income

Other income increased $3.2 million, or 13.1%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in 2012 sales reflecting improvement in the U.S. automobile market and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.2 million, or 9.6%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Credit claims increased $1.0 million of which approximately $0.5 million related to a legal settlement. Service contract claims of $0.7 million, or 3.7%, and GAP claims increased $0.5 million, or 33.2%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.4 million, or 7.1%, higher for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Other operating expenses increased $1.8 million, or 4.6%, for the three months ended September 30, 2012, primarily due to increased expenses related to higher sales and expenses related to new initiatives.

Sales

Total segment sales increased $5.5 million, or 5.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Service contract sales increased $8.6 million, or 11.0%, and credit insurance sales increased $0.6 million, or 6.6%. Increases in the service contract and credit lines are attributable to the improvement in auto sales over the prior year and increased market share. Sales in the GAP product line decreased $3.7 million, or 19.8%, primarily due to a change in the mix of GAP business.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Segment operating income

Operating income was $10.2 million, representing a decrease of $2.0 million, or 16.5%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Credit insurance earnings decreased $3.8 million primarily due to $2.6 million in legal settlement and related expenses. Service contract earnings increased $1.4 million, or 42.4%, primarily related to higher 2012 sales volume somewhat offset by higher expenses. Earnings from the GAP product line increased $0.4 million, or 4.4%.

Net premiums and policy fees

Net premiums and policy fees decreased $1.8 million, or 1.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Service contract premiums decreased $3.4 million, or 3.4% and credit insurance premiums decreased $1.1 million, or 7.6%. The decreases were primarily the result of lower sales in prior years and the related impact on earned premiums. GAP premiums increased $2.7 million, or 20.9%.

Other income

Other income increased $14.8 million, or 22.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to an increase in 2012 sales reflecting improvement in the U.S. automobile market and increased market share.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.2 million, or 3.3%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. This was due to an increase in GAP claims of $1.9 million, or 40.3%, and credit insurance claims of $0.4 million, or 8.6%. Service contract claims decreased $0.1 million, or 0.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC remained consistent for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Other operating expenses increased $10.9 million, or 9.5%, for the nine months ended September 30, 2012, primarily due to a $2.0 million legal settlement, increased expenses related to higher sales and expenses related to new initiatives.

Sales

Total segment sales increased $32.1 million, or 10.9%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Service contract sales increased $38.8 million, or 18.3%, and credit insurance sales increased $1.0 million, or 3.8%. Increases in the service contract and credit lines are attributable to the improvement in auto sales over the prior year and increased market share. Sales in the GAP product line decreased $7.7 million, or 13.7%, primarily due to a change in the mix of GAP business.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(22,259)	$(24,547)	$(69,129)	$(73,577)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(13,648)	(16,034)	(44,370)	(49,121)
Amortization of deferred policy acquisition costs	(4,565)	(6,444)	(14,719)	(19,217)
Other operating expenses	(2,420)	(3,417)	(7,339)	(8,750)
Total benefits and expenses	(20,633)	(25,895)	(66,428)	(77,088)

NET IMPACT OF REINSURANCE(1)	$(1,626)	$1,348	$(2,701)	$3,511

(1) Assumes no investment income on reinsurance. Forgone investment income would substantially reduce the favorable impact of reinsurance.

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Reinsurance premiums ceded decreased $2.3 million, or 9.3%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Decreases in ceded credit insurance premiums due to lower sales in prior years and ceded GAP insurance premiums due to a change in mix of GAP business were somewhat offset by small increases in service contract ceded premiums.

Benefits and settlement expenses ceded decreased $2.4 million, or 14.9%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease was primarily due to lower losses in the service contract line.

Amortization of DAC ceded decreased $1.9 million, or 29.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, as the result of decreases in ceded activity in all product lines. Other operating expenses ceded decreased $1.0 million, or 29.2%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to decreases in ceded activity in all product lines.

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

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Reinsurance premiums ceded decreased $4.4 million, or 6.0%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease was primarily due to a decline in ceded credit insurance premiums due to lower sales in prior years and ceded GAP insurance premiums due to a change in mix of GAP business, partially offset by increases in service contract ceded premiums.

Benefits and settlement expenses ceded decreased $4.8 million, or 9.7%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease was primarily due to lower losses in the service contract line.

Amortization of DAC ceded decreased $4.5 million, or 23.4%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as a result of decreases in ceded activity in all product lines. Other operating expenses ceded decreased $1.4 million, or 16.1%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as a result of decreases in ceded activity in all product lines.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,828	$5,399	(10.6)%	$14,971	$16,499	(9.3)%
Reinsurance ceded	(3)	(4)	25.0	(24)	(103)	76.7
Net premiums and policy fees	4,825	5,395	(10.6)	14,947	16,396	(8.8)
Net investment income	27,668	25,475	8.6	65,250	80,498	(18.9)
Realized gains (losses) - derivatives	—	—		—	—
Other income	(143)	6,457	n/m	29,462	36,268	(18.8)
Total operating revenues	32,350	37,327	(13.3)	109,659	133,162	(17.6)
Realized gains (losses) - investments	7,141	(6,153)		(21,877)	9,727
Realized gains (losses) - derivatives	17,272	(10,958)		13,753	(13,838)
Total revenues	56,763	20,216	n/m	101,535	129,051	(21.3)
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,600	6,338	(11.6)	16,819	17,985	(6.5)
Amortization of deferred policy acquisition costs	253	326	(22.4)	793	1,036	(23.5)
Other operating expenses	32,465	32,070	1.2	93,006	98,392	(5.5)
Total benefits and expenses	38,318	38,734	(1.1)	110,618	117,413	(5.8)
INCOME (LOSS) BEFORE INCOME TAX	18,445	(18,518)	n/m	(9,083)	11,638	n/m
Less: realized gains (losses) - investments	7,141	(6,153)		(21,877)	9,727
Less: realized gains (losses) - derivatives	17,272	(10,958)		13,753	(13,838)
OPERATING INCOME (LOSS)	$(5,968)	$(1,407)	n/m	$(959)	$15,749	n/m

For The Three Months Ended September 30, 2012 as compared to The Three Months Ended September 30, 2011

Segment operating income (loss)

Corporate and Other segment operating loss was $6.0 million for the three months ended September 30, 2012, as compared to an operating loss of $1.4 million for the three months ended September 30, 2011. The decrease was primarily due to a $5.8 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. The segment did not generate any gains on these repurchases for the three months ended September 30, 2012, as compared to $5.8 million of pre-tax gains generated during the three months ended September 30, 2011.  Partially offsetting this variance was higher net investment income as compared to the three months ended September 30, 2011.

Operating revenues

Net investment income for the segment increased $2.2 million, or 8.6%, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, and net premiums and policy fees decreased $0.6 million, or 10.6%. The increase in net investment income was primarily the result of a $2.8 million increase in earnings related to a portfolio of securities designated for trading and a $2.5 million favorable variance related to mortgage loan fee income compared to the three months ended September 30, 2011. Partially offsetting this variance was $5.9 million of investment income in the third quarter of 2012 related to called securities as compared to $8.2 million in the third quarter of 2011. Other income decreased $6.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to a $5.8 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses decreased $0.4 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a decrease in interest expense partially offset by an increase in other operating expenses.

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

Segment operating income (loss)

Corporate and Other segment operating loss was $1.0 million for the nine months ended September 30, 2012, as compared to operating income of $15.7 million for the nine months ended September 30, 2011. The decrease was primarily due to $8.5 million of pre-tax earnings that were recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments and a $6.2 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the nine months ended September 30, 2012, $29.3 million of pre-tax gains were generated by repurchases as compared to $35.5 million of pre-tax gains generated during the nine months ended September 30, 2011.

Operating revenues

Net investment income for the segment decreased $15.2 million, or 18.9%, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, and net premiums and policy fees decreased $1.4 million, or 8.8%. The decrease in net investment income was primarily the result of $8.5 million of pre-tax earnings recorded during the first quarter of 2011 relating to the settlement of a dispute with respect to certain investments. In addition, the segment experienced a $2.3 million decrease in earnings related to called securities and a decrease in investment income related to the lower interest rate environment as compared to the nine months ended September 30, 2011. Other income decreased $6.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a $6.2 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses decreased $6.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to a $5.4 million decrease in other operating expenses. The decrease in operating expenses reflects a $5.9 million favorable variance related to legal expenses.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of September 30, 2012, our investment portfolio was approximately $36.4 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	September 30, 2012		December 31, 2011
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2012 - $21,309,871; 2011 - $21,172,568)	$23,888,814	65.7%	$22,829,335	65.5%
Privately issued bonds (amortized cost: 2012 - $5,204,319; 2011 - $4,936,563)	5,699,271	15.7	5,128,230	14.7
Fixed maturities	29,588,085	81.4	27,957,565	80.2
Equity securities (cost: 2012 - $334,785; 2011 - $303,578)	336,276	0.9	292,413	0.8
Mortgage loans	5,094,080	14.0	5,351,902	15.4
Investment real estate	8,518	0.0	10,991	0.0
Policy loans	869,607	2.4	879,819	2.5
Other long-term investments	371,442	1.0	264,031	0.8
Short-term investments	110,108	0.3	101,470	0.3
Total investments	$36,378,116	100.0%	$34,858,191	100.0%

Included in the preceding table are $3.1 billion and $3.0 billion of fixed maturities and $56.0 million and $85.8 million of short-term investments classified as trading securities as of September 30, 2012 and December 31, 2011, respectively. The trading portfolio includes invested assets of $3.1 billion and $2.9 billion as of September 30, 2012 and December 31, 2011, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers.

Fixed Maturity Investments

As of September 30, 2012, our fixed maturity investment holdings were approximately $29.6 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2012	December 31, 2011
AAA	15.9%	16.5%
AA	7.2	8.0
A	30.8	27.6
BBB	39.1	41.0
Below investment grade	7.0	6.9
	100.0%	100.0%

We use various Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system.

During the nine months ended September 30, 2012 and for the year ended December 31, 2011, we did not actively purchase securities below the BBB level in our available-for-sale portfolio.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2012, based upon amortized cost, $43.8 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $26.1 billion fixed maturity securities held by us (0.2% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2012	December 31, 2011
	(Dollars In Millions)
Corporate bonds	$21,562.9	$20,128.7
Residential mortgage-backed securities	2,393.9	2,651.0
Commercial mortgage-backed securities	1,023.6	740.8
Other asset-backed securities	1,091.7	971.0
U.S. government-related bonds	1,658.4	1,771.5
Other government-related bonds	160.2	137.9
States, municipals, and political subdivisions	1,697.4	1,556.7
Total fixed income portfolio	$29,588.1	$27,957.6

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale” and “trading”. We purchase our investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our investments to maintain proper matching of assets and liabilities. Accordingly, we classified $26.5 billion, or 89.5%, of our fixed maturities as “available-for-sale” as of September 30, 2012. These securities are carried at fair value on our consolidated balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.1 billion, or 10.5%, of our fixed maturities as of September 30, 2012. Fixed maturities with a fair value of $3.1 billion and short-term investments with a fair value of $56.0 million in the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
AAA	$590,284	$845,498
AA	267,561	267,450
A	801,796	702,889
BBB	1,055,396	909,296
Below investment grade	364,470	211,672
Total Modco trading fixed maturities	$3,079,507	$2,936,805

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets from the investee. These holdings as of September 30, 2012, were approximately $4.5 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of September 30, 2012, our RMBS portfolio was approximately $2.4 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of September 30, 2012.

Percentage of
Residential
Mortgage-Backed
Type	Securities
Sequential	38.3%
PAC	28.9
Pass Through	9.0
Other	23.8
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	57.3%
AA	0.1
A	1.6
BBB	1.5
Below investment grade	39.5
100.0%

Alt-A Collateralized Holdings

As of September 30, 2012, we held securities with a fair value of $450.9 million, or 1.2% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2011, we held securities with a fair value of $354.4 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of September 30, 2012, these securities had a fair value of $141.3 million and an unrealized gain of $17.4 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of September 30, 2012:

Percentage of
Alt-A
Rating	Securities
A	0.2%
BBB	0.8
Below investment grade	99.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2012:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$0.9	$—	$—	$—	$—	$0.9
BBB	3.5	—	—	—	—	3.5
Below investment grade	446.5	—	—	—	—	446.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$450.9	$—	$—	$—	$—	$450.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
BBB	0.2	—	—	—	—	0.2
Below investment grade	9.5	—	—	—	—	9.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$9.7	$—	$—	$—	$—	$9.7

Sub-prime Collateralized Holdings

As of September 30, 2012, we held securities with a total fair value of $2.8 million that were supported by collateral classified as sub-prime. As of December 31, 2011, we held securities with a fair value of $0.1 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of September 30, 2012, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.9 billion, or 5.3%, of total invested assets. As of December 31, 2011, we held securities with a fair value of $2.3 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2012:

Percentage of
Prime
Rating	Securities
AAA	70.6%
AA	0.2
A	1.9
BBB	1.6
Below investment grade	25.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2012:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$538.3	$85.1	$381.2	$365.9	$—	$1,370.5
AA	3.4	—	—	—	—	3.4
A	36.8	—	—	—	—	36.8
BBB	31.5	—	—	—	—	31.5
Below investment grade	498.0	—	—	—	—	498.0
Total mortgage-backed securities collateralized by prime mortgage loans	$1,108.0	$85.1	$381.2	$365.9	$—	$1,940.2

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$34.5	$9.5	$25.2	$28.3	$—	$97.5
AA	0.2	—	—	—	—	0.2
A	1.5	—	—	—	—	1.5
BBB	0.8	—	—	—	—	0.8
Below investment grade	13.0	—	—	—	—	13.0
Total mortgage-backed securities
collateralized by prime mortgage loans	$50.0	$9.5	$25.2	$28.3	$—	$113.0

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2012, the CMBS holdings were approximately $1.0 million. As of December 31, 2011, the CMBS holdings were approximately $740.8 million.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of September 30, 2012:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	70.0%
AA	9.9
A	20.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2012:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$161.8	$—	$85.8	$242.3	$226.6	$716.5
AA	17.3	—	34.3	39.2	10.7	101.5
A	46.8	5.7	35.7	89.1	28.3	205.6
Total commercial mortgage-backed securities	$225.9	$5.7	$155.8	$370.6	$265.6	$1,023.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$3.9	$—	$10.2	$30.2	$10.1	$54.4
AA	0.6	—	3.1	4.2	0.5	8.4
A	1.9	0.2	3.0	5.6	0.6	11.3
Total commercial mortgage-backed securities	$6.4	$0.2	$16.3	$40.0	$11.2	$74.1

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2012, these holdings were approximately $1.1 billion. As of December 31, 2011, these holdings were approximately $971.0 million.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of September 30, 2012:

Percentage of
Other Asset-Backed
Rating	Securities
AAA	58.1%
AA	16.4
A	14.9
BBB	0.4
Below investment grade	10.2
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of September 30, 2012:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$551.2	$1.4	$32.2	$26.7	$22.3	$633.8
AA	172.6	—	—	—	6.5	179.1
A	29.8	—	—	76.0	56.8	162.6
BBB	4.3	—	—	—	—	4.3
Below investment grade	111.9	—	—	—	—	111.9
Total other asset-backed securities	$869.8	$1.4	$32.2	$102.7	$85.6	$1,091.7

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2008 and
Rating	Prior	2009	2010	2011	2012	Total
	(Dollars In Millions)
AAA	$(31.0)	$—	$0.2	$0.5	$0.5	$(29.8)
AA	(14.0)	—	—	—	0.2	(13.8)
A	1.2	—	—	6.2	1.7	9.1
BBB	—	—	—	—	—	—
Below investment grade	(11.3)	—	—	—	—	(11.3)
Total other asset-backed securities	$(55.1)	$—	$0.2	$6.7	$2.4	$(45.8)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2012, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	September 30, 2012	Value	December 31, 2011	Value
	(Dollars In Thousands)
Banking	$2,303,690	7.8%	$2,282,096	8.2%
Other finance	324,368	1.1	247,963	0.9
Electric	3,824,004	12.9	3,726,291	13.3
Natural gas	2,211,485	7.5	2,261,519	8.1
Insurance	2,455,065	8.3	2,127,963	7.6
Energy	1,744,816	5.9	1,722,926	6.2
Communications	1,288,982	4.4	1,239,770	4.4
Basic industrial	1,256,181	4.2	1,196,626	4.3
Consumer noncyclical	1,632,470	5.5	1,324,561	4.7
Consumer cyclical	869,594	2.9	737,424	2.6
Finance companies	244,415	0.8	218,699	0.8
Capital goods	1,027,641	3.5	934,137	3.3
Transportation	657,444	2.2	622,729	2.2
Other industrial	201,186	0.7	175,063	0.6
Brokerage	602,791	2.0	520,892	1.9
Technology	770,923	2.6	677,844	2.4
Real estate	118,134	0.4	83,208	0.3
Other utility	29,670	0.1	28,973	0.1
Commercial mortgage-backed securities	1,023,589	3.5	740,775	2.6
Other asset-backed securities	1,091,752	3.7	970,957	3.5
Residential mortgage-backed non-agency securities	1,079,830	3.6	1,215,872	4.3
Residential mortgage-backed agency securities	1,314,048	4.4	1,435,135	5.1
U.S. government-related securities	1,658,368	5.6	1,771,535	6.3
Other government-related securities	160,193	0.5	137,862	0.5
States, municipals, and political divisions	1,697,446	5.9	1,556,745	5.8
Total	$29,588,085	100.0%	$27,957,565	100.0%

Our investments in debt and equity securities are reported at fair value. As of September 30, 2012, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $29.6 billion, which was 13.4% above amortized cost of $26.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2012, our mortgage loan holdings were approximately $5.1 billion. We have specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2012 and December 31, 2011, our allowance for mortgage loan credit losses was $1.9 million and $5.0 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2012, we estimated the fair value of our mortgage loans to be $6.0 billion (using discounted cash flows from the next call date), which was 15% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2012 and December 31, 2011, approximately $832.7 million and $876.8 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Many of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $24.6 million will become due in the remaindered of 2012, $1.1 billion in 2013 through 2017, $716.1 million in 2018 through 2022, and $223.0 million thereafter.

As of September 30, 2012, approximately $21.6 million, or 0.06%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of September 30, 2012, $14.4 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine months ended September 30, 2012. We did not foreclosed nonperforming loans during the nine months ended September 30, 2012.

As of September 30, 2012, $7.0 million of loans subject to a pooling and servicing agreement were nonperforming or restructured. None of these nonperforming loans have been restructured during the nine months ended September 30, 2012. In addition, we foreclosed on some nonperforming loans and converted them to $0.2 million of real estate properties during the nine months ended September 30, 2012.

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

During the second quarter of 2011, we discontinued this program. Certain collateral assets, which we previously intended to ultimately dispose of and on which we recorded an other-than-temporary impairment of $1.3 million, were instead retained by us and are included in our fixed maturities as of September 30, 2012. We currently do not have any intent to sell these securities, and do not anticipate being required to sell them.

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2012:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$4,101,702	15.5%
AA	1,873,340	7.1
A	8,322,450	31.4
BBB	10,500,974	39.6
Investment grade	24,798,466	93.6
BB	736,113	2.8
B	151,700	0.6
CCC or lower	805,969	3.0
Below investment grade	1,693,782	6.4
Total	$26,492,248	100.0%

Not included in the table above are $2.7 billion of investment grade and $379.9 million of below investment grade fixed maturities classified as trading securities.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2012. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of September 30, 2012:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Exelon Corp	$197.5	$—	$197.5
Comcast Corp.	195.2	—	195.2
Nextera Energy Inc.	193.4	—	193.4
Federal Home Loan Mortgage Corp.	191.2	—	191.2
Berkshire Hathaway Inc.	175.8	—	175.8
Federal National Mortgage Association	171.3	—	171.3
General Electric Company	161.9	—	161.9
Rio Tinto	157.3	—	157.3
First Energry Corp.	154.8	—	154.8
AT&T Inc.	153.9	—	153.9

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2012, we concluded that approximately $8.5 million and $40.5 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized a $5.1 million reduction of non-credit losses and a $10.6 million increase of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the three and nine months ended September 30, 2012, respectively. The reduction in non-credit losses was caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2012. As September 30, 2012, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$343.8	$403.7	$747.5
Switzerland	150.4	202.9	353.3
France	85.2	98.2	183.4
Sweden	165.8	5.0	170.8
Netherlands	139.5	90.2	229.7
Spain	37.7	96.4	134.1
Belgium	—	92.1	92.1
Germany	26.6	58.8	85.4
Ireland	5.9	85.7	91.6
Luxembourg	—	51.7	51.7
Italy	—	46.2	46.2
Norway	—	14.6	14.6
Total securities	954.9	1,245.5	2,200.4
Derivatives:
Germany	25.8	—	25.8
Switzerland	1.1	—	1.1
Total derivatives	26.9	—	26.9
	$981.8	$1,245.5	$2,227.3

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$23,552	$22,902	$650	$62,878	$60,321	$2,557
Fixed maturity losses - sales	(663)	(2,506)	1,843	(3,894)	(4,245)	351
Equity gains - sales	8	—	8	156	9,121	(8,965)
Equity losses - sales	(249)	—	(249)	(249)	—	(249)
Impairments on fixed maturity securities	(8,499)	(9,777)	1,278	(40,537)	(24,875)	(15,662)
Modco trading portfolio	104,865	123,760	(18,895)	179,027	151,714	27,313
Other	(5,037)	(5,054)	17	(12,080)	(2,814)	(9,266)
Total realized gains (losses) - investments	$113,977	$129,325	$(15,348)	$185,301	$189,222	$(3,921)

Derivatives related to variable annuity contracts
Interest rate futures - VA	$(3,371)	$144,182	$(147,553)	$32,419	$147,550	$(115,131)
Equity futures - VA	(17,324)	11,524	(28,848)	(42,643)	(7,822)	(34,821)
Currency futures - VA	(3,078)	2,376	(5,454)	(2,298)	2,177	(4,475)
Volatility futures - VA	—	—	—	(132)	—	(132)
Volatility swaps - VA	(5,840)	3,495	(9,335)	(6,660)	(239)	(6,421)
Equity options - VA	(9,184)	30,072	(39,256)	(29,903)	22,813	(52,716)
Interest rate swaptions - VA	(3,019)	—	(3,019)	2,293	—	2,293
Interest rate swaps - VA	6,361	5,808	553	10,187	5,808	4,379
Credit default swaps - VA	—	(23,897)	23,897	—	(22,981)	22,981
Embedded derivative - GMWB	2,921	(150,125)	153,046	(32,369)	(147,550)	115,181
Total derivatives related to variable annuity contracts	(32,534)	23,435	(55,969)	(69,106)	(244)	(68,862)
Embedded derivative - Modco reinsurance treaties	(101,999)	(109,542)	7,543	(139,972)	(130,914)	(9,058)
Interest rate swaps	199	(8,185)	8,384	(680)	(10,642)	9,962
Interest rate caps	(143)	(2,581)	2,438	(2,658)	(2,581)	(77)
Interest/YRT(1) premium support agreements	17,559	50	17,509	18,059	(402)	18,461
Other derivatives	255	(622)	877	17	(571)	588
Total realized gains (losses) - derivatives	$(116,663)	$(97,445)	$(19,218)	$(194,340)	$(145,354)	$(48,986)

(1) YRT - yearly renewable term

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2012, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of September 30, 2012, we had posted cash and securities (at fair value) as collateral of approximately $13.2 million and $55.3 million, respectively. As of September 30, 2012, we received $15.5 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2012, we recognized pre-tax other-than-temporary impairments of $8.5 million and $40.5 million, respectively, due to credit-related factors, resulting in a charge to earnings. For the three and nine months ended September 30, 2011, we recognized pre-tax other-than-temporary impairments of $9.8 million and $24.9 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars In Millions)		(Dollars In Millions)
Alt-A MBS	$2.0	$0.9	$6.7	$8.8
Other MBS	5.1	8.1	15.0	14.1
Other corporate bonds	1.4	—	18.8	—
Sub-prime bonds	—	0.8	—	2.0
Total	$8.5	$9.8	$40.5	$24.9

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is nine with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2012, we sold securities in an unrealized loss position with a fair value of $31.7 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$21,657	68.2%	$(1,706)	41.2%
>90 days but <= 180 days	4,230	13.3	(852)	20.6
>180 days but <= 270 days	820	2.6	(153)	3.7
>270 days but <= 1 year	845	2.7	(155)	3.7
>1 year	4,193	13.2	(1,277)	30.8
Total	$31,745	100.0%	$(4,143)	100.0%

For the three and nine months ended September 30, 2012, we sold securities in an unrealized loss position with a fair value (proceeds) of $14.3 million and $31.7 million, respectively. The loss realized on the sale of these securities was $0.9 million and $4.1 million, respectively. The $4.1 million loss recognized on available-for-sale securities for the nine months ended September 30, 2012, includes a $1.1 million loss on the sale of Credit Suisse and a $1.9 million loss on the sale of BNP Paribas. We made the decision to exit these holdings in order to reduce the our European financial exposure.

For the three and nine months ended September 30, 2012, we sold securities in an unrealized gain position with a fair value of $424.6 million and $1.3 billion, respectively. The gain realized on the sale of these securities was $23.6 million and $63.0 million, respectively.

The $5.1 million of other realized losses recognized for the three months ended September 30, 2012, consists of an increase in the mortgage loan reserves of $6.9 million and mortgage loan losses of $12.0 million. The $12.1 million of other realized losses recognized for the nine months ended September 30, 2012, consists of an increase in the mortgage loan reserves of $3.1 million, mortgage loan losses of $15.3 million, and real estate gains of $0.1 million.

For the three and nine months ended September 30, 2012, net gains of $104.9 million and $179.0 million, respectively, primarily related to changes in fair value on our Modco trading portfolios, were included in realized gains and losses. Of this amount, approximately $1.2 million and $25.2 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax losses of $102.0 million and $140.0 million during the three and nine months ended September 30, 2012, respectively. These losses were primarily the result of a decline in treasury yields.

Realized investment gains and losses related to derivatives represent changes in the fair value of derivative financial instruments and gains/(losses) on derivative contracts closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $17.3 million and $42.6 million, interest rate futures resulted in pre-tax losses of $3.4 million and pre-tax gains of $32.4 million, currency futures resulted in net pre-tax losses of $3.1 million and $2.3 million, and volatility futures resulted in no net pre-tax gains or losses and had net pre-tax losses of $0.1 million for the three and nine months ended September 30, 2012, respectively.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $9.2 million and net pre-tax losses of $29.9 million, respectively, and volatility swaps resulted in a net pre-tax loss of $5.8 million and a net pre-tax loss of $6.7 million, respectively, for the three and nine months ended September 30, 2012.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax gains of $6.4 million and $10.2 million, respectively, and interest rate swaptions resulted in a net pre-tax loss of $3.0 million and a net pre-tax gain of $2.3 million, respectively, for the three and nine months ended September 30, 2012.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized gains of $2.9 million and net realized losses of $32.4 million for the three and nine months ended September 30, 2012, respectively.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $0.2 million and net pre-tax losses of $0.7 million for the three and nine months ended September 30, 2012, respectively. The net gains and losses were primarily the result of insignificant realized gains and $0.3 million in realized losses due to interest settlements and $0.2 million in unrealized gains and $0.4 million in unrealized losses, respectively, during the three and nine months ended September 30, 2012.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in net pre-tax losses of $0.1 million and $2.7 million for the three and nine months ended September 30, 2012, respectively.

We have an interest support agreement and an YRT premium support agreement with PLC. We recognized pre-tax gains of $17.6 million and $18.1 million for the three and nine months ended September 30, 2012, respectively.  We recognized pre-tax gains of $17.6 million and $17.5 million for the three and nine months ended September 30, 2012, respectively, related to the interest support agreement. We recognized a pre-tax gain that was immaterial for the three months ended September 30, 2011 and a pre-tax loss of $0.4 million for the nine months ended September 30, 2011, related to the interest support agreement. We recognized a pre-tax gain of $0.6 million for the nine months ended September 30, 2012 related to the YRT premium support agreement. There were no gains or losses for the three and nine months ended September 30, 2011 related to the YRT premium support agreement.

Included in the $17.6 million of pre-tax gains above is a $10.2 million adjustment to correct prior period valuations of our interest support agreement with PLC. The adjustment is comprised of $1.9 million related to the year ended December 31, 2011 and $1.7 million and $6.6 million related to the three months ended March 31, 2012 and June 30, 2012, respectively. The adjustment resulted in an increase to Other Long-Term Investments and an increase to Realized Investments Gains (Losses): Derivative Financial Instruments. The adjustments were not material to any one prior period and, as a result, we have not restated any prior period amounts. Additionally, the adjustments were not material to the current three and nine months ending September 30, 2012.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.3 million and insignificant gains for the three and nine months ended September 30, 2012, respectively.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2012, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $3.1 billion, prior to tax and DAC offsets, as of September 30, 2012, and an overall net unrealized gain of $1.8 billion as of December 31, 2011.

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

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2012, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$640,704	28.3%	$668,458	27.4%	$(27,754)	16.0%
>90 days but <= 180 days	76,124	3.4	79,570	3.3	(3,446)	2.0
>180 days but <= 270 days	438,407	19.4	472,085	19.4	(33,678)	19.4
>270 days but <= 1 year	121,861	5.4	128,216	5.3	(6,355)	3.7
>1 year but <= 2 years	253,212	11.2	270,770	11.1	(17,558)	10.1
>2 years but <= 3 years	25,938	1.1	29,108	1.2	(3,170)	1.8
>3 years but <= 4 years	63,387	2.8	72,218	3.0	(8,831)	5.1
>4 years but <= 5 years	322,683	14.2	352,522	14.5	(29,839)	17.2
>5 years	322,739	14.2	365,304	14.8	(42,565)	24.7
Total	$2,265,055	100.0%	$2,438,251	100.0%	$(173,196)	100.0%

The majority of the unrealized loss as of September 30, 2012 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2011. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to the continued effects of the economic recession and the economic and market uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of September 30, 2012, the Barclays Investment Grade Index was priced at 142.0 bps versus a 10 year average of 166.7 bps. Similarly, the Barclays High Yield Index was priced at 583.7 bps versus a 10 year average of 627.9 bps. As of September 30, 2012, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.626%, 1.634%, and 2.824%, as compared to 10 year averages of 2.928%, 3.717%, and 4.417%, respectively.

As of September 30, 2012, 55.5% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2012, there were estimated gross unrealized losses of $19.6 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of September 30, 2012, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2012, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$284,532	12.6	$303,712	12.5	$(19,180)	11.1%
Other finance	23,614	1.0	25,393	1.0	(1,779)	1.0
Electric	156,308	6.9	166,956	6.8	(10,648)	6.1
Natural gas	85,607	3.8	92,973	3.8	(7,366)	4.3
Insurance	72,234	3.2	83,795	3.4	(11,561)	6.7
Energy	1,181	0.1	1,181	0.0	—	0.0
Communications	62,574	2.8	65,700	2.7	(3,126)	1.8
Basic industrial	176,552	7.8	183,741	7.5	(7,189)	4.2
Consumer noncyclical	76,781	3.4	77,751	3.2	(970)	0.6
Consumer cyclical	38,047	1.7	39,405	1.6	(1,358)	0.8
Finance companies	36,839	1.6	40,475	1.7	(3,636)	2.1
Capital goods	34,219	1.5	37,830	1.6	(3,611)	2.1
Transportation	10,979	0.5	11,000	0.5	(21)	0.0
Other industrial	27,347	1.2	29,530	1.2	(2,183)	1.3
Brokerage	39,250	1.7	39,843	1.6	(593)	0.3
Technology	14,602	0.6	14,853	0.6	(251)	0.1
Real estate	1,013	0.0	1,055	0.0	(42)	0.0
Other utility	—	0.0	—	0.0	—	0.0
Commercial mortgage-backed securities	18,629	0.8	18,961	0.8	(332)	0.2
Other asset-backed securities	713,881	31.5	788,828	32.4	(74,947)	43.3
Residential mortgage-backed non-agency securities	294,032	13.0	318,024	13.2	(23,992)	13.8
Residential mortgage-backed agency securities	161	0.0	165	0.0	(4)	0.0
U.S. government-related securities	51,377	2.3	51,550	2.1	(173)	0.1
Other government-related securities	34,994	1.5	35,013	1.4	(19)	0.0
States, municipals, and political divisions	10,302	0.5	10,517	0.4	(215)	0.1
Total	$2,265,055	100.0%	$2,438,251	100.0%	$(173,196)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2012	December 31, 2011

Banking	11.1%	28.3%
Other finance	1.0	0.6
Electric	6.1	6.0
Natural gas	4.3	1.6
Insurance	6.7	7.8
Energy	0.0	1.1
Communications	1.8	2.0
Basic industrial	4.2	2.0
Consumer noncyclical	0.6	0.1
Consumer cyclical	0.8	1.8
Finance companies	2.1	1.9
Capital goods	2.1	2.0
Transportation	0.0	0.0
Other industrial	1.3	0.6
Brokerage	0.3	3.0
Technology	0.1	0.7
Real estate	0.0	0.0
Other utility	0.0	0.0
Commercial mortgage-backed securities	0.2	0.9
Other asset-backed securities	43.3	20.3
Residential mortgage-backed non-agency securities	13.8	19.2
Residential mortgage-backed agency securities	0.0	0.1
U.S. government-related securities	0.1	0.0
Other government-related securities	0.0	0.0
States, municipals, and political divisions	0.1	0.0
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2012, varies, with 17.6% maturing in less than 5 years, 13.0% maturing between 5 and 10 years, and 69.4% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2012:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,078,916	47.6	$1,138,622	46.7	$(59,706)	34.5
BBB	403,317	17.8	420,632	17.3	(17,315)	10.0
Investment grade	1,482,233	65.4	1,559,254	64.0	(77,021)	44.5
BB	255,473	11.3	281,229	11.5	(25,756)	14.9
B	70,538	3.1	74,995	3.1	(4,457)	2.6
CCC or lower	456,811	20.2	522,773	21.4	(65,962)	38.0
Below investment grade	782,822	34.6	878,997	36.0	(96,175)	55.5
Total	$2,265,055	100.0%	$2,438,251	100.0%	$(173,196)	100.0%

As of September 30, 2012, we held a total of 248 positions that were in an unrealized loss position. Included in that amount were 132 positions of below investment grade securities with a fair value of $782.8 million. Total unrealized losses related to below investment grade securities were $96.2 million, of which $71.0  million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.2% of invested assets.

As of September 30, 2012, securities in an unrealized loss position that were rated as below investment grade represented 34.6% of the total fair value and 55.5% of the total unrealized loss. We do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of September 30, 2012, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $102.0 million. A widening of credit spreads is estimated to account for unrealized losses of $289.1 million, with changes in treasury rates offsetting this loss by an estimated $187.1 million.

In addition, market disruptions in the RMBS market negatively affected the market values of our non-agency RMBS securities. The majority of our RMBS holdings as of September 30, 2012, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 3.09 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2012:

Weighted-Average
Non-agency portfolio	Life

Prime	2.24
Alt-A	4.94

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2012:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$135,223	17.3%	$152,336	17.3%	$(17,113)	17.8%
>90 days but <= 180 days	21,578	2.8	22,734	2.6	(1,156)	1.2
>180 days but <= 270 days	39,073	5.0	43,052	4.9	(3,979)	4.1
>270 days but <= 1 year	42,593	5.4	45,497	5.2	(2,904)	3.0
>1 year but <= 2 years	82,473	10.5	94,009	10.7	(11,536)	12.0
>2 years but <= 3 years	13,036	1.7	14,107	1.6	(1,071)	1.1
>3 years but <= 4 years	63,359	8.1	72,144	8.2	(8,785)	9.1
>4 years but <= 5 years	180,778	23.1	194,461	22.1	(13,683)	14.2
>5 years	204,709	26.1	240,657	27.4	(35,948)	37.5
Total	$782,822	100.0%	$878,997	100.0%	$(96,175)	100.0%

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

While we anticipate that the cash flows of our operations will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs for certain of our insurance subsidiaries to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of September 30, 2012, the fair value of securities pledged under the repurchase program was $300.3 million and the repurchase obligation of $280.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 11 basis points). For the nine months ended September 30, 2012, we had a maximum balance outstanding of $395.9 million related to these programs. The average daily balance was $253.8 million (at an average borrowing rate of 13 basis points) during the nine months ended September 30, 2012. As of December 31, 2011, we did not have a balance under the repurchase program.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

Under a revolving line of credit arrangement that was in effect as of June 30, 2012 (the “Credit Facility”), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or the London Interbank Offered Rate (“LIBOR”), plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we were liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. We did not have an outstanding balance under the Credit Facility as of July 17, 2012. PLC had an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of July 17, 2012.

On July 17, 2012 we replaced the Credit Facility with a new credit facility (“2012 Credit Facility”). Under the 2012 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million.  We have the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2012. We did not have an outstanding balance under the 2012 Credit Facility as of September 30, 2012. PLC had an outstanding balance of $50.0 million at an interest rate of LIBOR plus 1.20% under the 2012 Credit Facility as of September 30, 2012.

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

We held $64.6 million of FHLB common stock as of September 30, 2012, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2012, we had $997.2 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2012, we reported approximately $638.6 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of September 30, 2012, $388.6 million of these ARS were AAA rated and the remaining $250.0 million were AA rated. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of September 30, 2012, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no current active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $49.9 million and $42.7 million was recorded as of September 30, 2012 and December 31, 2011, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our non-performance exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of September 30, 2012, to fund mortgage loans in the amount of $171.7 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of September 30, 2012, we held cash and short-term investments of $189.7 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The
	Nine Months Ended
	September 30,
	2012	2011
	(Dollars In Thousands)

Net cash provided by operating activities	$402,625	$524,781
Net cash used in investing activities	(61,831)	(776,177)
Net cash (used in) provided by financing activities	(431,003)	271,462
Total	$(90,209)	$20,066

For The Nine Months Ended September 30, 2012 as compared to The Nine Months Ended September 30, 2011

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

Net cash used in financing activities - Changes in cash from financing activities included $280.0 million inflows from repurchase program borrowings as compared to $157.1 million in 2011 and $360.9 million outflows of investment product and universal life net activity, as compared to $414.9 million of inflows in the prior year. We repurchased $91.7 million of non-recourse funding obligations during the nine months ended September 30, 2012, as compared to $112.2 million during 2011. Dividends paid in the form of cash to our parent company for the nine months ended September 30, 2012 equaled $257.0 million, as compared to $165.0 million for the nine months ended September 30, 2011.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis.

Under a revolving line of credit arrangement that was in effect as of June 30, 2012 (the “Credit Facility”), we had the ability to borrow on an unsecured basis up to an aggregate principal amount of $500 million. We had the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $600 million. Balances outstanding under the Credit Facility accrued interest at a rate equal to (i) either the prime rate or LIBOR, plus (ii) a spread based on the ratings of our senior unsecured long-term debt. The Credit Agreement provides that we were liable for the full amount of any obligations for borrowings or letters of credit, excluding those of PLC, under the Credit Facility. The maturity date on the Credit Facility was April 16, 2013. We did not have an outstanding balance under the Credit Facility as of July 17, 2012. PLC had an outstanding balance of $160.0 million at an interest rate of LIBOR plus 0.40% under the Credit Facility as of July 17, 2012.

On July 17, 2012 we replaced the Credit Facility with the 2012 Credit Facility. Under the 2012 Credit Facility, we have the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million.  We have the right in certain circumstances to request that the commitment under the 2012 Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the 2012 Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s Senior Debt, or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The 2012 Credit Facility also provides for a facility fee at a rate, currently 0.175%

that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the 2012 Credit Facility, whether used or unused. The maturity date on the 2012 Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2012. We did not have an outstanding balance under the 2012 Credit Facility as of September 30, 2012. PLC had an outstanding balance of $50.0 million at an interest rate of LIBOR plus 1.20% under the 2012 Credit Facility as of September 30, 2012.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2012. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of September 30, 2012. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As a result of these purchases, as of September 30, 2012, securities related to $297.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $59.9 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $218.1 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component interest costs associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the surplus notes, the holders of the surplus notes cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the surplus notes, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of our wholly-owned subsidiary, West Coast Life Insurance Company (“WCL”). The LOC balance increased during 2011 in accordance with the terms of the Reimbursement Agreement. The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $560 million as of September 30, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by us or one of our affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, and subsequently amended and restated as of October 1, 2011.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a Vermont special purpose financial captive insurance company and wholly owned subsidiary, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, each quarter of 2011 and was $595 million as of September 30, 2012. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement effective October 1, 2010, which was subsequently amended and restated as of July 1, 2011.

Subsequent to the end of the quarter, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), wholly owned subsidiaries of the Company, entered into a 20-year transaction on October 10, 2012, to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued on or before June 30, 2012 by the Company and wholly owned subsidiary, WCL. Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, under which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC, and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2012, we ceded premiums to third party reinsurers amounting to $311.9 million and $944.3 million, respectively. In addition, we had receivables from reinsurers amounting to $5.6 billion as of September 30, 2012. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of September 30, 2012:

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

As of September 30, 2012, we had policy liabilities and accruals of approximately $22.7 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.58%.

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

As of September 30, 2012, we carried a $34.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$2,889,139	$67,093	$134,186	$134,186	$2,553,674
Stable value products(2)	2,432,735	608,376	1,105,695	644,822	73,842
Operating leases(3)	22,174	7,543	9,948	4,378	305
Home office lease(4)	75,943	687	75,256	—	—
Mortgage loan and investment commitments	180,459	180,459	—	—	—
Repurchase program borrowings(5)	280,003	280,003	—	—	—
Policyholder obligations(6)	27,879,694	2,470,848	3,591,659	2,972,348	18,844,839
Total	$33,760,147	$3,615,009	$4,916,744	$3,755,734	$21,472,660

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

PLC’s funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”) plus such additional amounts as we may determine to be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%. During the nine months ended September 30, 2012, PLC contributed $18.3 million to the defined benefit pension plan. Subsequent to September 30, 2012, PLC contributed $2.9 million to the defined benefit pension plan. PLC does not anticipate making any additional funding contributions for the remainder of 2012 unless required to meet the AFTAP.

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 will reduce PLC’s minimum required defined benefit plan contributions for the 2012 plan year. PLC is evaluating the impact this change will have on funding requirements in future years.  Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to maintain an 80% funded status for PBGC reporting purposes.

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2012, $902.0 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of September 30, 2012, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $45.6 million and $618.3 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of September 30, 2012, the Level 3 fair value of these liabilities was $134.6 million.

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

Of our $947.5 million, or 2.4% of total assets (measured at fair value on a recurring basis), classified as Level 3 assets, $663.7 million were ABS. Of this amount, $614.1 million were student loan related ABS and $49.6 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$280.0
2003	117.9
2004	114.0
2005	8.7
2006	23.5
2007	113.1
2012	6.5
Total	$663.7

The ABS was rated as follows: $519.6 million were AAA rated, $119.6 million were AA rated, and $24.5 million were A rated. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

Other Derivatives

We have an interest support agreement and an YRT premium support agreement with PLC.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2012, we had outstanding mortgage loan commitments of $171.7 million at an average rate of 5.26%.

Impact of continued low interest rate environment

Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between the interest rate earned on investments and the interest rate credited to in-force policies and contracts. In addition, certain of our insurance and investment products guarantee a minimum credited interest rate (“MGIR”). In periods of prolonged low interest rates, the interest spread earned may be negatively impacted to the extent our ability to reduce policyholder crediting rates is limited by the guaranteed minimum credited interest rates. Additionally, those policies without account values may exhibit lower profitability in periods of prolonged low interest rates due to reduced investment income.

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rates Summary

As of September 30, 2012

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Values	MGIR	MGIR	above MGIR	Total
	(In Millions)
Universal Life Insurance
>2% - 3%	$35	$1	$794	$830
>3% - 4%	1,412	619	1,141	3,172
>4% - 5%	1,998	2,331	1,172	5,501
>5% - 6%	224	—	—	224
Subtotal	3,669	2,951	3,107	9,727

Fixed Annuities
1%	$—	$—	$807	$807
>1% - 2%	195	7	1,286	1,488
>2% - 3%	1,190	7	1,640	2,837
>3% - 4%	365	—	—	365
>4% - 5%	250	—	—	250
Subtotal	2,000	14	3,733	5,747
Total	$5,669	$2,965	$6,840	$15,474

Percentage of Total	37%	19%	44%	100%

We are active in mitigating the impact of a continued low interest rate environment through product design, as well as adjusting crediting rates on current in-force policies and contracts. We also manage interest rate and reinvestment risks through our asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations; cash flow testing under various interest rate scenarios; and the regular rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk.

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

During the fourth quarter of 2010, the Federal Housing Finance Agency issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also recently released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating an FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the insurance regulatory framework and of FHLB creditor status in the event of insurer insolvency.  The recommended standards could result in stricter regulation of, or a reduced incidence of FHLB-insurer lending. Any event that adversely affects FHLB lending to the Company could have a material adverse effect on the Company.

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

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and “Liquidity and Capital Resources”, and Part II, Item 1A, Risk Factors of this Report for market risk disclosures in light of the current difficult conditions in the financial and credit markets, and the economy generally.

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

The Company acquired United Investors Life Insurance Company (“United Investors”) and completed an unrelated reinsurance transaction with Liberty Life Insurance Company (“Liberty Life”) effective December 31, 2010 and April 29, 2011, respectively. The Company performed due diligence before completing the transactions and developed a reasonable level of assurance that the disclosure controls and procedures relating to the administrative system and processes of these businesses were effective. As of January 1, 2012, the Company has integrated United Investors into its own control structure. As of June 30, 2012, the Company has integrated certain functions related to the Liberty Life transaction into its own control structure. Management has also reviewed the administrative systems and processes relating to the services being provided by third parties, including reliance on SSAE 16 procedures performed for certain functions related to the blocks of life and health business reinsured from Liberty Life. For the nine months ended September 30, 2012, the Company recorded revenues and pre-tax income of $186.3 million and $39.3 million, respectively, as a result of the reinsurance transaction with Liberty Life.

(b)                                 Changes in internal control over financial reporting

During the nine months ended September 30, 2012, the Company completed the conversion of administrative processing and integration into its internal controls over financial reporting for the United Investors block of business.

Other than the integration of the United Investors and Liberty Life, there have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

The Company is subject to government regulation in each of the states in which it conducts business. In many instances, the regulatory models emanate from the National Association of Insurance Commissioners (“NAIC”). Such regulation is vested in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of the Company’s business, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, insurer use of captive reinsurance companies, acquisitions, mergers, capital adequacy, claims practices and the remittance of unclaimed property, and is concerned primarily with the protection of policyholders, other customers, beneficiaries and other parties rather than shareowners. In addition, some state insurance departments may enact rules or regulations with extra-territorial application, effectively extending their jurisdiction to areas such as permitted insurance company investments that are normally the province of an insurance company’s domiciliary state regulator. At any given time, a number of financial, market conduct, or other examinations or audits of the Company’s subsidiaries may be ongoing. It is possible that any examination or audit may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures, any of which could have a material adverse effect on the Company’s financial condition or results of operations. The Company’s insurance subsidiaries are required to obtain state regulatory approval for rate increases for certain health insurance products, and the Company’s profits may be adversely affected if the requested rate increases are not approved in full by regulators in a timely fashion.

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

Although some NAIC pronouncements, particularly as they affect accounting and reserving issues, may take effect automatically without affirmative action taken by the states, the NAIC is not a governmental entity and its processes and procedures do not comport with those to which governmental entities typically adhere. Therefore, it is possible that actions could be taken by the NAIC that become effective without the procedural safeguards that would be present if governmental action was required. In addition, with respect to some financial regulations and guidelines, states sometimes defer to the interpretation of the insurance department of the state of non-domiciliary. Neither the action of the domiciliary state nor the action of the NAIC is binding on a state. Accordingly, a state could choose to follow a different interpretation. The Company is also subject to the risk that compliance with any particular regulator’s interpretation of a legal, accounting or actuarial issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. There is an additional risk that any particular regulator’s interpretation of a legal, accounting or actuarial issue may change over time to the Company’s detriment, or that changes to the overall legal or market environment may cause the Company to change its practices in ways that may, in some cases, limit its growth or profitability. Statutes, regulations, and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Also, regulatory actions with prospective impact can potentially have a significant impact on currently sold products.

The NAIC has announced more focused inquiries on certain matters that could have an impact on the Company’s financial condition and results of operations. Such inquiries concern, for example, examination of statutory accounting disclosures for separate accounts, insurer use of captive reinsurance companies, certain aspects of insurance holding company reporting and disclosure, reserving for universal life products with secondary guarantees, and reinsurance. In addition, the NAIC continues to consider various initiatives to change and modernize its financial and solvency regulations. It is considering changing to a principles-based reserving method for life insurance and annuity reserves, changes to the accounting and risk-based capital regulations, changes to the governance practices of insurers, and other items. Some of these proposed changes would require the approval of state legislatures. The Company cannot provide any estimate as to what impact these more focused inquiries or proposed changes, if they occur, will have on its product mix, product profitability, reserve and capital requirements, financial condition or results of operations.

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), the NAIC recently adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions will be to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The increased reserves on ULSG issued on and after January 1, 2013 may make certain currently-issued products, including those sold by the Company’s subsidiaries, too expensive to be marketable. In response to the revisions to AG38, insurers who have previously issued ULSG with certain product designs, including the Company’s subsidiaries, may develop alternative life insurance products to replace those currently-sold ULSG products. The Company may not be able to develop a viable alternative product; any alternative product may be priced at a level that is unattractive to consumers; any alternative product may not be approved by regulators in all states; any state approvals that are obtained could be withdrawn; and regulators may adopt further changes to AG38 or take other adverse action including retroactive regulatory action that could negatively impact any alternative product. The Company cannot predict the regulatory or market place reaction to any alternative product it may develop. A disruption of the Company’s ability to sell financially viable life insurance products, or an increase in reserves on ULSG policies issued before January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

A number of state treasury departments are auditing insurance companies for compliance with unclaimed property laws. Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has acquired, through co-insurance, blocks of life insurance and annuity policies are subject to such audits. The focus of the audits is on whether there have been unreported deaths, maturities of policies, or policies that have exceeded limiting age with respect to which death benefits or other payments under the policies should be treated as unclaimed property that should be escheated to the state. The imposition of requirements on insurers relating to unreported deaths is a rapidly developing area without a clear basis in previously existing law. Certain state insurance regulators have made inquiries of insurance companies, including certain of the Company’s subsidiaries, about procedures for complying with unclaimed property laws, including procedures relating to unreported deaths. The New York Insurance Department has issued a letter and adopted a regulation requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database to identify instances where amounts under life insurance policies, annuities, and retained asset accounts would be payable if notice of the death and/or a claim for benefits had been submitted to the insurer to locate and pay beneficiaries under such contracts, and to report the results of the use of the data. It is possible that other jurisdictions may pursue similar investigations or inquiries, or issue directives similar to the New York Insurance Department’s letter. Life insurance industry associations and regulatory associations are also considering these matters. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (“Model Act”) and legislation has been enacted in several states that is substantially similar to the Model Act adopted by NCOIL. The Model Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against the Death Master File, investigate any potential matches to confirm the death, and determine whether benefits are due and attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Model Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

It is possible that the audits and related activity and/or the enactment of state laws similar to the Model Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, administrative penalties, and changes to the Company’s procedures for the identification and escheatment of abandoned property. Given the legal and regulatory uncertainty in this area, it is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation concerning their business practices. Any resulting additional payments or costs could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

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

A computer virus, information security breach, cyber-attack such as a distributed denial of service attack, disaster or unanticipated event could affect the data storage and processing systems of the Company, its business partners or service providers, destroying or compromising valuable data or making it difficult to conduct business. In addition, despite the implementation of information security measures, the data systems of the Company, its business partners or service providers could be subject to physical and electronic break-ins and similar disruptions from unauthorized access or tampering.

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

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a terrorist attack or war, or a cyber-attack, the Company’s computer systems may be inaccessible to its employees, customers, business partners or service providers for an extended period of time. Even if the Company’s employees are able to report to work, they may be unable to perform their duties for an extended period of time if the Company’s data or systems are disabled or destroyed.

Item 6.   Exhibits

Item Number		Document

†10(c)	-

Credit Agreement, dated as of July 17, 2012 among Protective Life Corporation and Protective Life Insurance Company, as borrowers, the several lenders from time to time a party thereto, Regions Bank, as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 23, 2012. (No. 001-31901)

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

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statement of Comprehensive Income, (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowners’ Equity, (v) the Consolidated Condensed Statement of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.

†	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 14, 2012	By:	/s/ Steven G. Walker

Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer