Form 10-Q
period 2013-03-31
PROTECTIVE LIFE INSURANCE CO
filed 2013-05-15
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of May 1, 2013:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED MARCH 31, 2013

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$723,200	$692,398
Reinsurance ceded	(325,840)	(296,295)
Net of reinsurance ceded	397,360	396,103
Net investment income	439,012	443,532
Realized investment gains (losses):
Derivative financial instruments	3,607	(29,909)
All other investments	(4,246)	35,483
Other-than-temporary impairment losses	(1,340)	(34,099)
Portion recognized in other comprehensive income (before taxes)	(3,244)	15,503
Net impairment losses recognized in earnings	(4,584)	(18,596)
Other income	54,434	75,142
Total revenues	885,583	901,755
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (2013 - $306,578; 2012 - $282,776)	580,976	587,009
Amortization of deferred policy acquisition costs and value of business acquired	50,039	53,687
Other operating expenses, net of reinsurance ceded: (2013 - $41,746; 2012 - $47,751)	144,754	119,991
Total benefits and expenses	775,769	760,687
Income before income tax	109,814	141,068
Income tax expense	35,936	45,212
Net income	$73,878	$95,856

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Net income	$73,878	$95,856
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (2013 - $(76,334); 2012 - $5,238)	(141,762)	9,728
Reclassification adjustment for investment amounts included in net income, net of income tax: (2013 - $(2,700); 2012 - $(379))	(5,015)	(703)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2013 - $4,219; 2012 - $1,571)	7,837	2,917
Change in accumulated (loss) gain - derivatives, net of income tax: (2013 - $1,543; 2012 - $2,872)	2,866	5,333
Reclassification adjustment for derivative amounts included in net income, net of income tax: (2013 - $174; 2012 - $235)	323	438
Total other comprehensive income (loss)	(135,751)	17,713
Total comprehensive income (loss)	$(61,873)	$113,569

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2013	December 31, 2012
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2013 - $27,196,813; 2012 - $26,661,310)	$30,047,749	$29,769,978
Fixed maturities, at amortized cost (fair value: 2013 - $334,579; 2012 - $319,163)	315,000	300,000
Equity securities, at fair value (cost: 2013 - $406,661; 2012 - $371,827)	376,117	373,715
Mortgage loans (2013 and 2012 includes: $728,671 and $765,520 related to securitizations)	4,834,342	4,948,625
Investment real estate, net of accumulated depreciation (2013 - $805; 2012 - $771)	6,484	6,517
Policy loans	862,202	865,391
Other long-term investments	361,599	378,821
Short-term investments	160,301	216,787
Total investments	36,963,794	36,859,834
Cash	171,443	269,582
Accrued investment income	358,936	350,804
Accounts and premiums receivable, net of allowance for uncollectible amounts (2013 - $4,248; 2012 - $4,191)	89,478	67,891
Reinsurance receivables	5,714,531	5,682,841
Deferred policy acquisition costs and value of business acquired	3,252,030	3,225,356
Goodwill	82,998	83,773
Property and equipment, net of accumulated depreciation (2013 - $105,331; 2012 - $103,625)	48,459	47,391
Other assets	353,806	343,925
Income tax receivable	—	61,952
Assets related to separate accounts
Variable annuity	10,670,833	9,601,417
Variable universal life	605,622	562,817
Total assets	$58,311,930	$57,157,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	As of
	March 31, 2013	December 31, 2012
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$21,792,993	$21,626,065
Unearned premiums	1,382,545	1,352,872
Total policy liabilities and accruals	23,175,538	22,978,937
Stable value product account balances	2,544,609	2,510,559
Annuity account balances	10,524,393	10,658,463
Other policyholders’ funds	569,533	566,985
Other liabilities	1,183,859	1,210,579
Income tax payable	12,288	—
Deferred income taxes	1,736,926	1,783,713
Non-recourse funding obligations	1,456,900	1,446,900
Repurchase program borrowings	300,000	150,000
Liabilities related to separate accounts
Variable annuity	10,670,833	9,601,417
Variable universal life	605,622	562,817
Total liabilities	52,780,501	51,470,370
Commitments and contingencies - Note 7
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2013 and 2012 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,363,258	1,363,258
Retained earnings	2,487,796	2,507,829
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2013 - $900,217; 2012 - $979,251)	1,671,831	1,818,608
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2013 - $2,072; 2012 - $(2,147))	3,849	(3,988)
Accumulated loss - derivatives, net of income tax: (2013 - $(166); 2012 - $(1,883))	(307)	(3,496)
Total shareowner’s equity	5,531,429	5,687,213
Total liabilities and shareowner’s equity	$58,311,930	$57,157,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In-	Retained	Comprehensive	Shareowner’s
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)
Balance, December 31, 2012	$2	$5,000	$1,363,258	$2,507,829	$1,811,124	$5,687,213
Net income for the three months ended March 31, 2013				73,878		73,878
Other comprehensive income (loss)					(135,751)	(135,751)
Comprehensive income (loss) for the three months ended March 31, 2013						(61,873)
Dividends to the parent company				(93,911)		(93,911)
Balance, March 31, 2013	$2	$5,000	$1,363,258	$2,487,796	$1,675,373	$5,531,429

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$73,878	$95,856
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	5,223	13,022
Amortization of deferred policy acquisition costs and value of business acquired	50,039	53,687
Capitalization of deferred policy acquisition costs	(65,118)	(62,313)
Depreciation expense	2,156	2,196
Deferred income tax	33,172	(33,731)
Accrued income tax	74,240	78,547
Interest credited to universal life and investment products	223,468	243,608
Policy fees assessed on universal life and investment products	(222,969)	(188,790)
Change in reinsurance receivables	(31,690)	(27,335)
Change in accrued investment income and other receivables	(12,984)	(10,808)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	33,474	(12,116)
Trading securities:
Maturities and principal reductions of investments	54,121	98,457
Sale of investments	40,031	273,030
Cost of investments acquired	(65,419)	(371,030)
Other net change in trading securities	(11,225)	17,623
Change in other liabilities	(117,231)	(162,020)
Other income - gains on repurchase of non-recourse funding obligations	(1,250)	(29,344)
Other, net	(19,205)	40,731
Net cash provided by operating activities	42,711	19,270
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	229,316	314,710
Sale of investments, available-for-sale	677,202	715,302
Cost of investments acquired, available-for-sale	(1,434,760)	(1,202,034)
Change in investments, held-to-maturity	(15,000)	—
Mortgage loans:
New lendings	(42,919)	(79,726)
Repayments	156,924	117,107
Change in investment real estate, net	33	40
Change in policy loans, net	3,189	1,969
Change in other long-term investments, net	(43,117)	(85,604)
Change in short-term investments, net	61,068	(30,329)
Net unsettled security transactions	48,198	93,942
Purchase of property and equipment	(6,140)	(1,799)
Net cash used in investing activities	(366,006)	(156,422)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	10,000	(91,700)
Repurchase program borrowings	150,000	221,569
Dividends paid to the parent company	—	(90,000)
Investment product deposits and change in universal life deposits	798,912	894,572
Investment product withdrawals	(733,756)	(895,493)
Other financing activities, net	—	(3,686)
Net cash provided by financing activities	225,156	35,262
Change in cash	(98,139)	(101,890)
Cash at beginning of period	269,582	169,775
Cash at end of period	$171,443	$67,885

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The year-end consolidated condensed financial data was derived from audited financial statements, but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There were no significant changes to the Company’s accounting policies during the three months ended March 31, 2013.

Accounting Pronouncements Recently Adopted

ASU No. 2011-11—Balance Sheet—Disclosures about Offsetting Assets and Liabilities.  This Update contains new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under IFRSs. Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with

GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB issued ASU No. 2013-01, which clarifies that application of ASU No. 2011-11 is limited to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Both Updates were effective January 1, 2013. Neither Update had an impact on the Company’s results of operations or financial position.

ASU No. 2012-02—Intangibles—Goodwill and Other—Testing Indefinite-Lived Intangible Assets for Impairment.  This Update is intended to reduce the complexity and cost of performing an impairment test for indefinite-lived intangible assets by allowing an entity the option to make a qualitative evaluation about the likelihood of impairment prior to the quantitative calculation required by current guidance. Under the amendments to Topic 350, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity determines it is not more likely than not that impairment exists, quantitative impairment testing is not required. However, if an entity concludes otherwise, the impairment test outlined in current guidance is required to be completed. The Update does not change the current requirement that indefinite-lived intangible assets be reviewed for impairment at least annually. This Update was effective January 1, 2013. This Update did not have an impact on the Company’s results of operations or financial position.

ASU No. 2013-02—Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income, and ASU No. 2011-12, Comprehensive Income—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, for all entities. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The Update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company has added the Accumulated Other Comprehensive Income footnote to disclose the required information beginning in the first quarter of 2013.  This Update was effective January 1, 2013. This Update did not have an impact on the Company’s results of operations or financial position.

3.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Fixed maturities	$12,298	$19,678
Equity securities	1	—
Impairments on fixed maturity securities	(3,587)	(18,572)
Impairments on equity securities	(997)	(24)
Modco trading portfolio	(15,328)	18,099
Other investments	(1,217)	(2,294)
Total realized gains (losses) - investments	$(8,830)	$16,887

For the three months ended March 31, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $12.9 million and gross realized losses were $4.9 million, including $4.4 million of impairment losses. For the three months ended March 31, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $22.8 million and gross realized losses were $21.7 million, including $18.5 million of impairment losses.

For the three months ended March 31, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $387.9 million. The gain realized on the sale of these securities was $12.9 million. For the three months ended March 31, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $495.1 million. The gain realized on the sale of these securities was $22.8 million.

For the three months ended March 31, 2013, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $4.0 million. The loss realized on the sale of these securities was $0.6 million.

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

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of March 31, 2013 and December 31, 2012, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,665,681	$89,005	$(36,776)	$1,717,910	$6,353
Commercial mortgage-backed securities	853,334	64,906	(2,085)	916,155	—
Other asset-backed securities	1,013,575	17,325	(84,339)	946,561	(189)
U.S. government-related securities	1,142,772	66,003	(1,723)	1,207,052	—
Other government-related securities	82,172	6,323	(18)	88,477	—
States, municipals, and political subdivisions	1,179,314	254,476	(269)	1,433,521	—
Corporate bonds	18,291,777	2,542,320	(64,212)	20,769,885	—
	24,228,625	3,040,358	(189,422)	27,079,561	6,164
Equity securities	345,963	14,440	(6,723)	353,680	(243)
Short-term investments	49,691	—	—	49,691	—
	$24,624,279	$3,054,798	$(196,145)	$27,482,932	$5,921
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,766,260	$92,417	$(19,347)	$1,839,330	$(406)
Commercial mortgage-backed securities	797,844	72,577	(598)	869,823	—
Other asset-backed securities	1,023,649	12,788	(61,424)	975,013	(241)
U.S. government-related securities	1,097,501	71,536	(591)	1,168,446	—
Other government-related securities	93,565	7,258	(45)	100,778	—
States, municipals, and political subdivisions	1,188,019	255,898	(264)	1,443,653	—
Corporate bonds	17,687,164	2,726,858	(48,395)	20,365,627	(5,488)
	23,654,002	3,239,332	(130,664)	26,762,670	(6,135)
Equity securities	352,272	11,881	(9,993)	354,160	—
Short-term investments	97,852	—	—	97,852	—
	$24,104,126	$3,251,213	$(140,657)	$27,214,682	$(6,135)

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of March 31, 2013 and December 31, 2012, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
2013
Fixed maturities:
Other	$315,000	$19,579	$—	$334,579	$—
	$315,000	$19,579	$—	$334,579	$—
2012
Fixed maturities:
Other	$300,000	$19,163	$—	$319,163	$—
	$300,000	$19,163	$—	$319,163	$—

As of March 31, 2013 and December 31, 2012, the Company had an additional $3.0 billion and $3.0 billion of fixed maturities, $22.4 million and $19.6 million of equity securities, and $110.6 million and $118.9 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of March 31, 2013, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$462,439	$469,358	$—	$—
Due after one year through five years	4,474,623	4,930,066	—	—
Due after five years through ten years	6,601,844	7,235,764	—	—
Due after ten years	12,689,719	14,444,373	315,000	334,579
	$24,228,625	$27,079,561	$315,000	$334,579

During the three months ended March 31, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $1.3 million, of which $0.3 million related to debt securities and $1.0 million related to equity securities. Credit impairments recorded in earnings during the period were $4.6 million. During the period, $3.3 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. For the three months ended March 31, 2013, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

During the three months ended March 31, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $34.1 million. Of the $34.1 million of impairments for the three months ended March 31, 2012, $18.6 million was recorded in earnings and $15.5 million was recorded in other comprehensive income (loss). For the three months ended March 31, 2012, there was $34.1 million of pre-tax other-than-temporary impairments related to debt securities and an immaterial amount of impairments related to equity securities. During the three months ended March 31, 2012, there were no other-than-temporary impairments related to debt securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss):

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Beginning balance	$121,237	$69,476
Additions for newly impaired securities	997	15,688
Additions for previously impaired securities	1,486	2,778
Reductions for previously impaired securities due to a change in expected cash flows	—	—
Reductions for previously impaired securities that were sold in the current period	—	—
Other	—	—
Ending balance	$123,720	$87,942

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$127,940	$(23,734)	$99,519	$(13,042)	$227,459	$(36,776)
Commercial mortgage-backed securities	112,880	(2,085)	—	—	112,880	(2,085)
Other asset-backed securities	74,375	(9,968)	602,783	(74,371)	677,158	(84,339)
U.S. government-related securities	206,309	(1,723)	—	—	206,309	(1,723)
Other government-related securities	20,003	(2)	3,617	(16)	23,620	(18)
States, municipalities, and political subdivisions	11,521	(269)	—	—	11,521	(269)
Corporate bonds	1,387,338	(44,151)	284,166	(20,061)	1,671,504	(64,212)
Equities	55,317	(243)	28,992	(6,480)	84,309	(6,723)
	$1,995,683	$(82,175)	$1,019,077	$(113,970)	$3,014,760	$(196,145)

RMBS have a gross unrealized loss greater than twelve months of $13.0 million as of March 31, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $74.4 million as of March 31, 2013. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category has gross unrealized losses greater than twelve months of $20.1 million as of March 31, 2013. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $6.5 million as of March 31, 2013. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

RMBS had a gross unrealized loss greater than twelve months of $9.8 million as of December 31, 2012. The non-agency RMBS market experienced improvements during the year, but these losses represented securities where credit concerns were more pronounced. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities had a gross unrealized loss greater than twelve months of $33.2 million as of December 31, 2012. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category had gross unrealized losses greater than twelve months of $24.8 million as of December 31, 2012. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category had a gross unrealized loss greater than twelve months of $4.8 million as of December 31, 2012. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of debt securities.

As of March 31, 2013, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.6 billion and had an amortized cost of $1.6 billion. In addition, included in the Company’s trading portfolio, the Company held $367.5 million of securities which were rated below investment grade. Approximately $420.7 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Fixed maturities	$(167,526)	$19,462
Equity securities	3,789	5,106

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC” or “Codification”) (excluding debt and equity securities held as trading, available for sale, or held to maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”).  If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that was determined to be a VIE as of March 31, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 6, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider.

4.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of March 31, 2013, the Company’s mortgage loan holdings were approximately $4.8 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

Certain of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $143.0 million would become due for the remainder of 2013, $1.3 billion in 2014 through 2018, $588.2 million in 2019 through 2023, and $178.3 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2013 and December 31, 2012, approximately $736.9 million and $817.3 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income.

As of March 31, 2013, approximately $19.7 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of March 31, 2013, $12.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. The Company did not foreclose on any nonperforming loans during the three months ended March 31, 2013.

As of March 31, 2013, $6.9 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2013. The Company did not foreclose on any nonperforming loans during the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Company had an allowance for mortgage loan credit losses of $4.0 million and $2.9 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	March 31, 2013	December 31, 2012
	(Dollars In Thousands)
Beginning balance	$2,875	$4,975
Charge offs	—	(8,340)
Recoveries	—	(628)
Provision	1,170	6,868
Ending balance	$4,045	$2,875

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of March 31, 2013.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$16,221	$1,774	$17,898	$35,893
Number of delinquent commercial mortgage loans	5	1	6	12

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of March 31, 2013 and December 31, 2012:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2013
Commercial mortgage loans:
With no related allowance recorded	$14,792	$16,194	$—	$2,465	$176	$87
With an allowance recorded	13,927	13,927	4,045	3,482	154	154
2012
Commercial mortgage loans:
With no related allowance recorded	$13,044	$14,419	$—	$2,609	$53	$69
With an allowance recorded	13,927	13,927	2,875	3,482	154	154

5.                                      GOODWILL

During the three months ended March 31, 2013, the Company decreased its goodwill balance by approximately $0.8 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2013 on the portion of tax goodwill in excess of GAAP basis goodwill. As of March 31, 2013, the Company had an aggregate goodwill balance of $83.0 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2012, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary.  During the three months ended March 31, 2013, no events occurred which indicate an impairment was required or which would invalidate the previous results of the Company’s impairment assessment.

While continued deterioration of or adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units, in the Company’s view, the key assumptions used in its estimates of fair value of its reporting units continue to be adequate.

6.                                      DEBT AND OTHER OBLIGATIONS

The Company has access to a Credit Facility that provides the Company and PLC the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2013. The Company did not have an outstanding balance under the Credit Facility as of March 31, 2013. PLC had an outstanding balance of $40.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of March 31, 2013.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of March 31, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2013, securities related to $281.0 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $60.9 million of the non-recourse funding obligations was held by nonconsolidated affiliates, and $233.1 million was held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the holders of the non-recourse funding obligations cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the non-recourse funding obligations). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V and Red Mountain, wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2013, the principal balance of the Red Mountain note was $315 million. In connection with the transaction, PLC has entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V or Red Mountain.

In connection with the transaction outlined above, Golden Gate V had a $315 million outstanding non-recourse funding obligation as of March 31, 2013. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of March 31, 2013, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)

Golden Gate Captive Insurance Company	$800,000	2037	7.79%
Golden Gate II Captive Insurance Company	341,900	2052	1.14
Golden Gate V Vermont Captive Insurance Company	315,000	2037	6.25
Total	$1,456,900

During the three months ended March 31, 2013, the Company repurchased $5.0 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $1.3 million pre-tax gain for the Company. During the three months ended March 31, 2012, the Company repurchased $91.7 million of its outstanding non-recourse funding obligations, at a discount, which resulted in a $29.3 million gain. These gains are recorded in other income in the consolidated condensed statements of income.

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

In the IRS audit that concluded during the prior year, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. If the IRS prevails on every issue that it identified in this audit, and the Company does not litigate these issues, then the Company will make an income tax payment of approximately $24.3 million. However, this payment, if it were to occur, would not materially impact the Company or its effective tax rate.

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

8.                                      STOCK-BASED COMPENSATION

During the three months ended March 31, 2013, 298,500 performance shares with an estimated fair value of $9.3 million were awarded. The criteria for payment of the 2013 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.5%, the award maximum is earned. Awards are paid in shares of PLC’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 141,000 restricted stock units for the three months ended March 31, 2013. These awards had a total fair value at grant date of $4.4 million. Approximately half of these restricted stock units vest in 2016, and the remainder vest in 2017. These awards have been recorded as equity-classified awards for the period ended March 31, 2013.

Stock appreciation rights (“SARs”) of PLC have historically been granted to certain officers to provide long-term incentive compensation based solely on the performance of PLC’s common stock. The SARs are exercisable either five years after the date of grants or in three or four equal annual installments beginning one year after the date of grant (earlier upon the death, disability, or retirement of the officer, or in certain circumstances, of a change in control of PLC) and expire after ten years or upon termination of employment. The SARs activity as well as weighted-average base price is as follows:

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2012	$22.15	1,641,167
SARs granted	—	—
SARs exercised / forfeited	22.83	69,899
Balance at March 31, 2013	$22.12	1,571,268

There were no SARs issued for the three months ended March 31, 2013. PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR.

9.                                      EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,708	$2,561
Interest cost on projected benefit obligation	2,553	2,604
Expected return on plan assets	(2,759)	(2,673)
Amortization of prior service cost/(credit)	(95)	(95)
Amortization of actuarial losses	2,729	2,175
Total benefit cost	$5,136	$4,572

During the three months ended March 31, 2013, PLC did not make any contributions to its defined benefit pension plan. During April of 2013, PLC contributed $2.3 million to the defined benefit pension plan for the 2013 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 will reduce PLC’s minimum required defined benefit plan contributions for the 2012 and 2013 plan year. PLC is evaluating the impact this change will have on funding requirements in future years.  Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to maintain an 80% funded status for PBGC reporting purposes.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the three months ended March 31, 2013, was immaterial to the Company’s financial statements.

10.                               ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) and the reclassifications amounts out of AOCI for the period ended March 31, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(141,762)	2,866	(138,896)
Other comprehensive income relating to other-than-temporary impaired investments for which a portion has been recognized in earnings	7,837	—	7,837
Amounts reclassified from accumulated other comprehensive income(1)	(5,015)	323	(4,692)
Net current-period other comprehensive income (loss)	(138,940)	3,189	(135,751)
Ending Balance	$1,675,680	$(307)	$1,675,373

(1) See Reclassification table below for details.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components
Gains and losses on derivative instruments
Net settlement (expense)/benefit	$(497)	Benefits and settlement expenses, net of reinsurance ceded
	(497)	Total before tax
	174	Tax (expense) or benefit
	$(323)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$12,299	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(4,584)	Net impairment losses recognized in earnings
	7,715	Total before tax
	(2,700)	Tax (expense) or benefit
	$5,015	Net of tax

11.                               INCOME TAXES

There have been no material changes to the balance of unrecognized income tax benefits which impacted earnings for the three months ended March 31, 2013.

In the IRS audit that concluded during the prior year, the IRS proposed favorable and unfavorable adjustments to the Company’s 2003 through 2007 reported taxable incomes. The Company protested certain unfavorable adjustments and is seeking resolution at the IRS’ Appeals Division. If the IRS prevails at Appeals, and the Company does not litigate these issues, then an acceleration of tax payments will occur. However, if these payments were to occur, they would not materially impact the Company or its effective tax rate.

The Company does not expect to have any material adjustments, within the next twelve months, to its balance of unrecognized income tax benefits.  This viewpoint could change, however, if the Company receives an earlier than expected Appeals settlement on the aforementioned issues.

The Company used its estimate of its annual 2013 and 2012 income in computing its effective income tax rates for the three months ended March 31, 2013 and 2012. The effective tax rates for the three months ended March 31, 2013 and 2012 were 32.7% and 32.0%, respectively.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of March 31, 2013.

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,717,906	$4	$1,717,910
Commercial mortgage-backed securities	—	916,155	—	916,155
Other asset-backed securities	—	385,893	560,668	946,561
U.S. government-related securities	988,675	218,377	—	1,207,052
State, municipalities, and political subdivisions	—	1,429,246	4,275	1,433,521
Other government-related securities	—	68,474	20,003	88,477
Corporate bonds	206	20,645,124	124,555	20,769,885
Total fixed maturity securities - available-for-sale	988,881	25,381,175	709,505	27,079,561

Fixed maturity securities - trading
Residential mortgage-backed securities	—	354,522	—	354,522
Commercial mortgage-backed securities	—	176,986	—	176,986
Other asset-backed securities	—	91,039	71,383	162,422
U.S. government-related securities	295,008	1,728	—	296,736
State, municipalities, and political subdivisions	—	283,842	—	283,842
Other government-related securities	—	63,728	—	63,728
Corporate bonds	—	1,624,840	5,112	1,629,952
Total fixed maturity securities - trading	295,008	2,596,685	76,495	2,968,188
Total fixed maturity securities	1,283,889	27,977,860	786,000	30,047,749
Equity securities	273,488	37,102	65,527	376,117
Other long-term investments (1)	39,960	42,518	70,404	152,882
Short-term investments	156,825	3,476	—	160,301
Total investments	1,754,162	28,060,956	921,931	30,737,049
Cash	171,443	—	—	171,443
Other assets	—	—	—	—
Assets related to separate accounts
Variable annuity	10,670,833	—	—	10,670,833
Variable universal life	605,622	—	—	605,622
Total assets measured at fair value on a recurring basis	$13,202,060	$28,060,956	$921,931	$42,184,947

Liabilities:
Annuity account balances(2)	$—	$—	$123,681	$123,681
Other liabilities (1)	2,380	47,367	539,814	589,561
Total liabilities measured at fair value on a recurring basis	$2,380	$47,367	$663,495	$713,242

(1)Includes certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,839,326	$4	$1,839,330
Commercial mortgage-backed securities	—	869,823	—	869,823
Other asset-backed securities	—	378,870	596,143	975,013
U.S. government-related securities	909,988	258,458	—	1,168,446
State, municipalities, and political subdivisions	—	1,439,378	4,275	1,443,653
Other government-related securities	—	80,767	20,011	100,778
Corporate bonds	207	20,197,528	167,892	20,365,627
Total fixed maturity securities - available-for-sale	910,195	25,064,150	788,325	26,762,670

Fixed maturity securities - trading
Residential mortgage-backed securities	—	357,803	—	357,803
Commercial mortgage-backed securities	—	171,073	—	171,073
Other asset-backed securities	—	87,395	70,535	157,930
U.S. government-related securities	304,704	1,169	—	305,873
State, municipalities, and political subdivisions	—	278,898	—	278,898
Other government-related securities	—	63,444	—	63,444
Corporate bonds	—	1,672,172	115	1,672,287
Total fixed maturity securities - trading	304,704	2,631,954	70,650	3,007,308
Total fixed maturity securities	1,214,899	27,696,104	858,975	29,769,978
Equity securities	273,072	35,116	65,527	373,715
Other long-term investments (1)	23,639	58,134	48,655	130,428
Short-term investments	214,295	2,492	—	216,787
Total investments	1,725,905	27,791,846	973,157	30,490,908
Cash	269,582	—	—	269,582
Other assets	—	—	—	—
Assets related to separate accounts
Variable annuity	9,601,417	—	—	9,601,417
Variable universal life	562,817	—	—	562,817
Total assets measured at fair value on a recurring basis	$12,159,721	$27,791,846	$973,157	$40,924,724

Liabilities:
Annuity account balances (2)	$—	$—	$129,468	$129,468
Other liabilities (1)	19,187	27,250	611,437	657,874
Total liabilities measured at fair value on a recurring basis	$19,187	$27,250	$740,905	$787,342

(1)Includes certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the three months ended March 31, 2013.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of March 31, 2013, the Company held $3.6 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of March 31, 2013, the Company held $632.1 million of Level 3 ABS, which included $71.4 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of March 31, 2013, the Company classified approximately $24.3 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of March 31, 2013, the Company classified approximately $153.9 million of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of March 31, 2013, the Company held approximately $102.6 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 13, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of March 31, 2013, 79.9% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

Certain of the Company’s subsidiaries have entered into interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.  These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations.  The fair value of these derivatives as of March 31, 2013 was $13.3 million and is included in “Other long-term investments”. For information regarding realized gains on these derivatives please refer to Note 13, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. The fair value of this derivative as of March 31, 2013 was $11.1 million. The assessment of required payments from PLC under the Interest Support Agreement occurs annually.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of March 31, 2013 was $1.7 million.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds.  The derivatives are valued using an internal discounted cash flow model.  The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios.  The fair value of the portfolio maintenance agreements as of March 31, 2013, was approximately $0.5 million.

Annuity account balances

The Company records certain of its fixed indexed annuities (“FIA”) at fair value. The fair value is considered a Level 3 valuation. The FIA valuation model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done using multiple risk neutral stochastic equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed at least annually as a part of the formal unlocking process. If an event were to occur within a quarter that would make the assumptions unreasonable, the assumptions would be reviewed within the quarter.

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for March 31, 2013, ranged from a one month rate of 0.33%, a 5 year rate of 1.91%, and a 30 year rate of 4.28%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	March 31, 2013	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$560,668	Discounted cash flow	Liquidity premium	1.00% - 1.69% (1.14%)
			Paydown rate	10.08% - 14.64% (12.47%)
Other government-related securities	20,003	Discounted cash flow	Spread over treasury	(0.30%)
Corporate bonds	129,667	Discounted cash flow	Spread over treasury	0.97% - 7.75% (2.67%)
Liabilities:
Embedded derivatives - GMWB(1)	$88,739	Actuarial cash flow model	Mortality	57% of 1994 GMDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	93% - 100%
			Nonperformance risk	0.13% - 1.29%
Annuity account balances(2)	123,681	Actuarial cash flow model	Asset earned rate	5.81%
			Expenses	$88 - $108 per policy
			Withdrawal rate	2.20%
			Mortality	57% of 1994 GMDB table
			Lapse	2.2% - 45.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.13% - 1.29%

(1)	The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.
(2)	Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of March 31, 2013, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $71.4 million of financial instruments, all asset backed securities, being classified as Level 3 as of March 31, 2013.

In certain cases the Company has determined that book value materially approximates fair value. As of March 31, 2013, the Company held $69.8 million of financial instruments where book value approximates fair value.  Of the $69.8 million, $65.5 million represents equity securities, which are predominantly FHLB stock, and $4.3 million of other fixed maturity securities.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2012	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$596,143	Discounted cash flow	Liquidity premium	0.72% - 1.68% (1.29%)
			Paydown rate	8.51% - 18.10% (11.40%)
Other government-related securities	20,011	Discounted cash flow	Spread over treasury	(0.30%)
Corporate bonds	168,007	Discounted cash flow	Spread over treasury	0.92% - 7.75% (3.34%)
Liabilities:
Embedded derivatives - GMWB(1)	$169,041	Actuarial cash flow model	Mortality	57% of 1994 GMDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	93% - 100%
			Nonperformance risk	0.09% - 1.34%
Annuity account balances(2)	129,468	Actuarial cash flow model	Asset earned rate	5.81%
			Expenses	$88 - $108 per policy
			Withdrawal rate	2.20%
			Mortality	57% of 1994 GMDB table
			Lapse	2.2% - 45.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.09% - 1.34%

(1)	The fair value for the GMWB embedded derivative is presented as a net liability. Excludes modified coinsurance arrangements.
(2)	Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company which resulted in $70.5 million of financial instruments being classified as Level 3 as of December 31, 2012.

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

The fair value of the FIA account balance liability is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA account balance liability is sensitive to the asset earned rate and required return on assets. The value of the liability increases with an increase in required return on assets and decreases with an increase in the asset earned rate and conversely, the value of the liability decreases with a decrease in required return on assets and an increase in the asset earned rate.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	596,143	—	12	—	(27,548)	—	(9,009)	—	—	1,227	(157)	560,668	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,011	—	—	—	(3)	—	—	—	—	—	(5)	20,003	—
Corporate bonds	167,892	—	930	—	(2,364)	—	(42,071)	—	—	—	168	124,555	—
Total fixed maturity securities - available-for-sale	788,325	—	942	—	(29,915)	—	(51,080)	—	—	1,227	6	709,505	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	3,408	—	(259)	—	—	(2,823)	—	—	—	522	71,383	3,255
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	—	—	—	(17)	—	—	5,013	—	5,112	29
Total fixed maturity securities - trading	70,650	3,409	—	(259)	—	—	(2,840)	—	—	5,013	522	76,495	3,284
Total fixed maturity securities	858,975	3,409	942	(259)	(29,915)	—	(53,920)	—	—	6,240	528	786,000	3,284
Equity securities	65,527	—	—	—	—	—	—	—	—	—	—	65,527	—
Other long-term investments(1)	48,655	25,618	—	(3,869)	—	—	—	—	—	—	—	70,404	21,749
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	973,157	29,027	942	(4,128)	(29,915)	—	(53,920)	—	—	6,240	528	921,931	25,033
Total assets measured at fair value on a recurring basis	$973,157	$29,027	$942	$(4,128)	$(29,915)	$—	$(53,920)	$—	$—	$6,240	$528	$921,931	$25,033

Liabilities:
Annuity account balances(2)	$129,468	$—	$—	$(2,000)	$—	$—	$—	$136	$7,923	$—	$—	$123,681	$—
Other liabilities(1)	611,437	84,546	—	(12,923)	—	—	—	—	—	—	—	539,814	71,623
Total liabilities measured at fair value on a recurring basis	$740,905	$84,546	$—	$(14,923)	$—	$—	$—	$136	$7,923	$—	$—	$663,495	$71,623

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to fixed indexed annuities.

For the three months ended March 31, 2013, $6.2 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of March 31, 2013.

For the three months ended March 31, 2013, there were no transfers out of Level 3.

For the three months ended March 31, 2013, there were no transfers from Level 2 to Level 1.

For the three months ended March 31, 2013, there were no transfers from Level 1 to Level 2.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended March 31, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	614,813	294	493	—	(13,929)	—	(13,850)	—	—	—	(208)	587,613	—
U.S. government-related securities	15,000	—	—	—	(1)	—	(15,000)	—	—	—	1	—	—
States, municipals, and political subdivisions	—	—	—	—	—	4,275	—	—	—	—	—	4,275	—
Other government-related securities	—	—	—	—	(16)	20,023	—	—	—	—	(1)	20,006	—
Corporate bonds	119,565	—	183	—	(1,227)	4	(139)	—	—	19,554	—	137,940	—
Total fixed maturity securities - available-for-sale	749,385	294	676	—	(15,173)	24,302	(28,992)	—	—	19,554	(208)	749,838	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	446	—	(169)	—	27,705	(1,808)	—	—	—	444	54,961	277
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	1	—	—	—	—	—	1	—
Total fixed maturity securities - trading	28,343	446	—	(169)	—	27,706	(1,808)	—	—	—	444	54,962	277
Total fixed maturity securities	777,728	740	676	(169)	(15,173)	52,008	(30,800)	—	—	19,554	236	804,800	277
Equity securities	70,080	—	636	—	(1)	4	—	—	—	—	—	70,719	—
Other long-term investments(1)	19,103	13,073	—	—	—	—	—	—	—	—	—	32,176	13,073
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	866,911	13,813	1,312	(169)	(15,174)	52,012	(30,800)	—	—	19,554	236	907,695	13,350
Total assets measured at fair value on a recurring basis	$866,911	$13,813	$1,312	$(169)	$(15,174)	$52,012	$(30,800)	$—	$—	$19,554	$236	$907,695	$13,350

Liabilities:
Annuity account balances(2)	$136,462	$—	$—	$(3,074)	$—	$—	$—	$325	$2,623	$—	$—	$137,238	$—
Other liabilities(1)	437,613	56,496	—	(8,695)	—	—	—	—	—	—	—	389,812	47,801
Total liabilities measured at fair value on a recurring basis	$574,075	$56,496	$—	$(11,769)	$—	$—	$—	$325	$2,623	$—	$—	$527,050	$47,801

(1)  Represents certain freestanding and embedded derivatives.

(2)  Represents liabilities related to fixed indexed annuities.

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

Purchases, sales, issuances, and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily relates to purchases and sales of fixed maturity securities and issuances and settlements of fixed indexed annuities.

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

The amount of total gains (losses) for assets and liabilities still held as of the reporting date primarily represents changes in fair value of trading securities and certain derivatives that exist as of the reporting date and the change in fair value of fixed indexed annuities.

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		March 31, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$4,834,342	$5,558,696	$4,948,625	$5,723,579
Policy loans	3	862,202	862,202	865,391	865,391
Fixed maturities, held-to-maturity(1)	3	315,000	334,579	300,000	319,163

Liabilities:
Stable value product account balances	3	$2,544,609	$2,572,367	$2,510,559	$2,534,094
Annuity account balances	3	10,524,393	10,142,020	10,658,463	10,525,702

Debt:
Non-recourse funding obligations(2)	3	$1,456,900	$1,495,469	$1,446,900	$1,357,290

Except as noted below, fair values were estimated using quoted market prices.

(1)         Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)         Of this carrying amount $315 million, fair value of $359.6 million, as of March 31, 2013, and $300 million, fair value of $297.6 million, as of December 31, 2012,  relates to non-recourse funding obligations issued by Golden Gate V.

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

Fixed maturities, held-to-maturity

The Company estimates the fair value of its fixed maturity, held-to-maturity securities using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

Other Derivatives

Certain of the Company’s subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and portfolio maintenance agreements with PLC.

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

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $23.2 million and $25.1 million and interest rate futures resulted in net pre-tax losses of $16.5 million and $33.4 million for the three months ended March 31, 2013 and 2012, respectively. Currency futures resulted in a net pre-tax gain of $8.1 million and a net pre-tax loss of $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Volatility futures resulted in no pre-tax gains or losses for the three months ended March 31, 2013 and pre-tax losses of $0.5 million for the three months ended March 31, 2012.  No volatility future positions were held during the three months ended March 31, 2013.

•                  The Company uses equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $28.4 million and $23.9 million and the volatility swaps resulted in net pre-tax losses of $10.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

•                  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. The interest rate swaps resulted in net pre-tax losses of $16.6 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively. The interest rate swaptions resulted in net pre-tax losses of $4.1 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

•                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract. The Company recognized pre-tax gains of $80.4 million and $50.2 million for the three months ended March 31, 2013 and 2012, respectively, related to these embedded derivatives.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities. The Company recognized pre-tax gains of $1.0 million and $2.0 million on interest rate swaps for the three months ended March 31, 2013 and 2012, respectively.

•                  The Company purchased interest rate caps during 2011 to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress. These caps resulted in insignificant losses for the three months ended March 31, 2013 and pre-tax losses of $2.2 million for the three months ended March 31, 2012.

•                  Certain of the Company’s subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC. The Company recognized pre-tax losses of $3.9 million for the three months ended March 31, 2013 and no gain or loss for the three months ended March 31, 2012, related to the interest support agreement. The Company recognized a pre-tax gain of $0.1 million and no gains or losses for the three months ended March 31, 2013 and 2012, respectively, related to the YRT premium support agreement.  The Company entered into two separate portfolio maintenance agreements in October 2012.  The Company recognized no pre-tax gains or losses for the three months ended March 31, 2013 related to its portfolio maintenance agreements.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures. The Company recognized pre-tax gains of $0.4 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

•                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives. The Company recognized pre-tax gains of $16.8 million and $10.7 million for the three months ended March 31, 2013 and 2012, respectively.

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated financial statements for the periods presented below:

	As of
	March 31, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$135,531	$251	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	300,000	5,368	355,000	6,532
Volatility swaps	400	20	500	406
Derivatives with PLC(1)	1,432,876	13,287	1,404,750	17,064
Embedded derivative - Modco reinsurance treaties	30,561	1,321	30,244	1,330
Embedded derivative - GMWB	2,615,909	55,796	1,640,075	30,261
Interest rate futures	473,257	3,201	—	—
Equity futures	55,441	1,040	147,581	595
Currency futures	31,948	531	15,944	784
Interest rate caps	3,000,000	—	3,000,000	—
Equity options	840,276	64,559	573,493	61,833
Interest rate swaptions	400,000	7,268	400,000	11,370
Other	224	240	224	253
	$9,316,423	$152,882	$7,567,811	$130,428
Other liabilities
Cash flow hedges:
Inflation	$47,434	$65	$182,965	$5,027
Derivatives not designated as hedging instruments:
Interest rate swaps	1,105,000	25,057	400,000	10,025
Volatility swaps	4,075	22,245	2,675	12,198
Embedded derivative - Modco reinsurance treaties	2,636,425	395,123	2,655,134	411,907
Embedded derivative - GMWB	4,746,591	144,691	5,253,961	199,530
Interest rate futures	—	—	893,476	13,970
Equity futures	106,724	1,126	152,364	3,316
Currency futures	101,339	1,254	131,979	1,901
	$8,747,588	$589,561	$9,672,554	$657,874

(1)    These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended March 31, 2013
Interest rate	$—	$—	$—
Inflation	4,409	(497)	368
Total	$4,409	$(497)	$368

For The Three Months Ended March 31, 2012
Interest rate	$(73)	$(854)	$—
Inflation	8,277	180	646
Total	$8,204	$(674)	$646

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $0.6 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

Realized investment gains (losses) - derivative financial instruments

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(16,484)	$(33,406)
Equity futures - VA	(23,225)	(25,099)
Currency futures - VA	8,083	(984)
Volatility futures - VA	—	(475)
Volatility swaps - VA	(10,433)	(1,884)
Equity options - VA	(28,406)	(23,872)
Interest rate swaptions - VA	(4,102)	(3,519)
Interest rate swaps - VA	(16,556)	(2,128)
Embedded derivative - GMWB	80,375	50,167
Total derivatives related to variable annuity contracts	(10,748)	(41,200)
Embedded derivative - Modco reinsurance treaties	16,775	10,706
Interest rate swaps	1,003	2,037
Interest rate caps	—	(2,164)
Derivatives with PLC(1)	(3,778)	—
Other derivatives	355	712
Total realized gains (losses) - derivatives	$3,607	$(29,909)

(1)    These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of March 31, 2013, the Company had posted cash and securities (at fair value) as collateral of approximately $20.1 million and $54.6 million, respectively. As of March 31, 2013, the Company received $2.5 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized investment gains (losses) - all other investments

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Modco trading portfolio(1)	$(15,328)	$18,099

(1)The Company elected to include the use of alternate disclosures for trading activities.

14.          OFFSETTING OF ASSETS AND LIABILITIES

Certain of the Company’s derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements associated with each master netting arrangement provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached. Additionally, certain of the Company’s repurchase agreements provide for net settlement on termination of the agreement. Refer to Note 6, Debt and Other Obligations for details of the Company’s repurchase agreement programs.

The tables below present the derivative instruments by assets and liabilities for the Company.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$82,238	$—	$82,238	$31,046	$2,500	$48,692
Embedded derivative - Modco reinsurance treaties	1,321	—	1,321	—	—	1,321
Embedded derivative - GMWB	55,796	—	55,796	—	—	55,796
Total derivatives, subject to a master netting arrangement or similar arrangement	139,355	—	139,355	31,046	2,500	105,809
Total derivatives, not subject to a master netting arrangement or similar arrangement	13,527	—	13,527	—	—	13,527
Total derivatives	152,882	—	152,882	31,046	2,500	119,336
Total Assets	$152,882	$—	$152,882	$31,046	$2,500	$119,336

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$49,747	$—	$49,747	$31,046	$9,648	$9,053
Embedded derivative - Modco reinsurance treaties	395,123	—	395,123	—	—	395,123
Embedded derivative - GMWB	144,691	—	144,691	—	—	144,691
Total derivatives, subject to a master netting arrangement or similar arrangement	589,561	—	589,561	31,046	9,648	548,867
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	589,561	—	589,561	31,046	9,648	548,867
Repurchase agreements(1)	300,000	—	300,000	—	—	300,000
Total Liabilities	$889,561	$—	$889,561	$31,046	$9,648	$848,867

(1) Borrowings under repurchase agreements are for a term less than 90 days.

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

•                  The Corporate and Other segment primarily consists of net investment income not assigned to the segments above (including the impact of carrying liquidity), expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the variable annuity (“VA”) product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

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

There were no significant intersegment transactions during the three months ended March 31, 2013, and 2012.

The following tables summarize financial information for the Company’s segments:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Revenues
Life Marketing	$338,679	$315,506
Acquisitions	250,487	299,509
Annuities	164,353	139,062
Stable Value Products	31,920	34,656
Asset Protection	71,311	72,644
Corporate and Other	28,833	40,378
Total revenues	$885,583	$901,755
Segment Operating Income (Loss)
Life Marketing	$23,477	$29,997
Acquisitions	34,377	39,099
Annuities	42,869	35,459
Stable Value Products	17,844	12,646
Asset Protection	4,470	2,840
Corporate and Other	(19,896)	21,266
Total segment operating income	103,141	141,307
Realized investment (losses) gains - investments (1)	(9,857)	22,430
Realized investment (losses) gains - derivatives	16,530	(22,669)
Income tax expense	(35,936)	(45,212)
Net Income	$73,878	$95,856

(2)Investment gains (losses)	$(8,830)	$16,887
Less: related amortization of DAC/VOBA	1,027	(5,543)
Realized investment gains (losses) in investments	$(9,857)	$22,430

(3)Derivative gains (losses)	$3,607	$(29,909)
Less: VA GMWB economic cost	(12,923)	(7,240)
Realized investment gains (losses) - derivatives	$16,530	$(22,669)

(1) Includes credit related other-than-temporary impairments of $4.6 million and $18.6 million for the three months ended March 31, 2013, and 2012, respectively.

(2) Includes realized investment gains (losses) before related amortization.

(3) Includes realized gains (losses) on derivatives before settlements on interest rate swaps and the VA GMWB economic cost.

	Operating Segment Assets
	As of March 31, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,426,547	$11,302,319	$18,498,392	$2,543,291
Deferred policy acquisition costs and value of business acquired	2,045,332	632,595	522,122	1,318
Goodwill	—	34,840	—	—
Total assets	$14,471,879	$11,969,754	$19,020,514	$2,544,609

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$750,098	$9,437,968	$18,287	$54,976,902
Deferred policy acquisition costs and value of business acquired	49,688	975	—	3,252,030
Goodwill	48,158	—	—	82,998
Total assets	$847,944	$9,438,943	$18,287	$58,311,930

	Operating Segment Assets
	As of December 31, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,171,384	$11,312,550	$17,649,488	$2,509,160
Deferred policy acquisition costs and value of business acquired	2,001,708	679,746	491,184	1,399
Goodwill	—	35,615	—	—
Total assets	$14,173,092	$12,027,911	$18,140,672	$2,510,559

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$740,153	$9,446,057	$19,662	$53,848,454
Deferred policy acquisition costs and value of business acquired	50,253	1,066	—	3,225,356
Goodwill	48,158	—	—	83,773
Total assets	$838,564	$9,447,123	$19,662	$57,157,583

16.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to March 31, 2013, and through the date we filed our consolidated financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated financial statements.

On April 10, 2013, the Company entered into a Master Agreement (the “Master Agreement”) with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC. Pursuant to the Master Agreement, the Company has agreed to acquire the stock of MONY Life Insurance Company (“MONY”) from AXA and to enter into a reinsurance agreement (the “Reinsurance Agreement”) pursuant to which it will reinsure on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price for MONY is expected to be approximately $693 million, subject to a monthly reduction of $2.5 million for each month that elapses between July 1, 2013 and the closing date of the acquisition. The purchase price includes approximately $303 million of adjusted statutory capital and surplus and approximately $60 million of deferred tax assets, and will be subject to a customary post-closing adjustment. The ceding commission for the reinsurance of the MLOA Business is expected to be approximately $373 million, subject to a monthly reduction of $1 million for each month that elapses between July 1, 2013 and the closing date of the acquisition, and will be subject to a customary post-closing adjustment. The entry into the Reinsurance Agreement will occur at, and is conditioned on the concurrent consummation of, the closing of the acquisition of the shares of MONY.

The transaction, which is expected to close in the second half of 2013, is subject to receipt of insurance regulatory approvals and satisfaction of other customary closing conditions. Prior to the closing, AXA will cause MONY to transfer its subsidiaries, MLOA, U.S. Financial Life Insurance Company, MONY International Holdings, LLC and

MONY Financial Services, Inc., none of which are being sold to the Company as part of the acquisition, to another subsidiary of AXA, and to effect certain other pre-closing restructuring transactions.

On March 22, 2013, the Company declared a dividend to its parent, PLC, in the amount of the total shareowner’s equity of Shades Creek Captive Insurance Company (“Shades Creek”), then a wholly owned subsidiary of the Company.  Commensurate with this declaration, the Company recorded a dividend payable in the amount of $93.9 million, reported as a non-cash financing transaction in the consolidated condensed cash flow statements, which is equal to the book value of the Company’s investment in Shades Creek’s Equity.  The effective date of the dividend was April 1, 2013.  Accordingly, as of April 1, 2013, Shades Creek became a direct wholly owned insurance subsidiary of PLC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this Quarterly Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE

This report reviews our financial condition and results of operations including our liquidity and capital resources. Historical information is presented and discussed, and where appropriate, factors that may affect future financial performance are also identified and discussed. Certain statements made in this report include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements instead of historical facts and may contain words like “believe,” “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “plan,” “will,” “shall,” “may,” and other words, phrases, or expressions with similar meaning. Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from the results contained in the forward-looking statements, and we cannot give assurances that such statements will prove to be correct. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise. For more information about the risks, uncertainties, and other factors that could affect our future results, please refer to Part I, Item II, Risks and Uncertainties and Part II, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of this report, as well as Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

•                  Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. Additionally, we have contracts outstanding pursuant to a funding agreement-backed notes program registered with the SEC which offered notes to both institutional and retail investors.

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

•                  we may not be able to achieve the expected results from our recently announced acquisition;

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies require the use of judgments relating to a variety of assumptions and estimates, including, but not limited to expectations of current and future mortality, morbidity, persistency, expenses, and interest rates, as well as expectations around the valuations of securities. Because of the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could be materially different from those reported in the consolidated condensed financial statements. For a complete listing of our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding net realized investment gains and losses (excluding periodic settlements of derivatives associated with debt and certain investments) net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the variable annuity (“VA”) product, actual GMWB incurred claims and net of the related amortization of DAC attributed to each of these items.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$23,477	$29,997	(21.7)%
Acquisitions	34,377	39,099	(12.1)
Annuities	42,869	35,459	20.9
Stable Value Products	17,844	12,646	41.1
Asset Protection	4,470	2,840	57.4
Corporate and Other	(19,896)	21,266	n/m
Total segment operating income	103,141	141,307	(27.0)
Realized investment gains (losses) - investments(1)	(9,857)	22,430
Realized investment gains (losses) - derivatives	16,530	(22,669)
Income tax expense	(35,936)	(45,212)
Net Income	$73,878	$95,856	(22.9)

Investment gains (losses)(2)	$(8,830)	$16,887
Less: related amortization of DAC/VOBA	1,027	(5,543)
Realized investment gains (losses) - investments	$(9,857)	$22,430

Derivative gains (losses) (3)	$3,607	$(29,909)
Less: VA GMWB economic cost	(12,923)	(7,240)
Realized investment gains (losses) - derivatives	$16,530	$(22,669)

(1)         Includes credit related other-than-temporary impairments of $4.6 million and $18.6 million for the three months ended March 31, 2013 and 2012, respectively.

(2)         Includes realized investment gains (losses) before related amortization.

(3)         Includes realized gains (losses) on derivatives before settlements on interest rate swaps and the VA GMWB economic cost.

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Net income for the three months ended March 31, 2013, included a $38.2 million, or 27.0%, decrease in segment operating income. The decrease consisted of a $6.5 million decrease in the Life Marketing segment, a $4.7 million decrease in the Acquisitions segment, and a $41.2 million decrease in the Corporate and Other segment.  These decreases were partially offset by a $7.4 million increase in the Annuities segment, a $5.2 million increase in the Stable Value Products segment, and a $1.6 million increase in the Asset Protection segment.

We experienced net realized losses of $5.2 million for the three months ended March 31, 2013, as compared to net realized losses of $13.0 million for the three months ended March 31, 2012. The losses realized for the three months ended March 31, 2013, were primarily related to $4.6 million for other-than-temporary impairment credit-related losses, net losses of $10.7 million of derivatives related to variable annuity contracts, and a $4.6 million loss related to other investment and derivative activity.  Partially offsetting these losses were $12.3 million of gains related to investment securities sale activity, $1.0 million of gains on interest rate caps and swaps,  and $1.4 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $23.5 million for the three months ended March 31, 2013, representing a decrease of $6.5 million, or 21.7%, from the three months ended March 31, 2012. The decrease was primarily due to higher operating expenses resulting from higher sales. This decrease was partially offset by higher investment income, a favorable change in unlocking, and more favorable universal life claims.

•                  Acquisitions segment operating income was $34.4 million for the three months ended March 31, 2013, a decrease of $4.7 million, or 12.1%, as compared to the three months ended March 31, 2012, primarily due to lower spread income and the expected runoff of business.

•                  Annuities segment operating income was $42.9 million for the three months ended March 31, 2013, as compared to $35.5 million for the three months ended March 31, 2012, an increase of $7.4 million, or 20.9%. This variance included an increase in spreads of $2.6 million and an increase in VA earnings of $8.5 million that was driven by higher policy fees and other income. Partially offsetting these favorable changes were increases in non-deferred expenses and DAC amortization.

•                  Stable Value Products segment operating income was $17.8 million and increased $5.2 million, or 41.1%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. The operating spread increased 99 basis points to 281 basis points for the three months ended March 31, 2013, as compared to an operating spread of 182 basis points for the three months ended March 31, 2012. The adjusted operating spread, which excludes participating income, increased by 75 basis points for the three months ended March 31, 2013 over the prior year.

•                  Asset Protection segment operating income was $4.5 million, representing an increase of $1.6 million, or 57.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in income was due to a $2.0 million legal settlement accrual in the first quarter of 2012, partly offset by a $0.7 million decrease in investment income due to lower yields. Credit insurance earnings increased $2.1 million primarily due to the previously mentioned $2.0 million in litigation costs incurred in the first quarter of 2012. Service contract earnings increased $0.2 million, or 12.6%, primarily related to lower expenses. Earnings from the GAP product line decreased $0.7 million, or 18.8%, primarily due to higher loss ratios.

•                  Corporate and Other segment operating loss was $19.9 million for the three months ended March 31, 2013, as compared to an operating income of $21.3 million for the three months ended March 31, 2012. The decrease was the result of a $28.0 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the three months ended March 31, 2013, $1.3 million of pre-tax gains were generated from the repurchase of non-recourse funding obligations as compared to $29.3 million of pre-tax gains for the three months ended March 31, 2012. In addition, the decrease was the result of an increase in other operating expenses as compared to the three months ended March 31, 2012, primarily due to guaranty fund assessments, acquisition related expenses, and fluctuations in non-acquisition related legal fees.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$418,705	$388,117	7.9%
Reinsurance ceded	(207,662)	(192,755)	(7.7)
Net premiums and policy fees	211,043	195,362	8.0
Net investment income	127,159	119,006	6.9
Other income	477	1,138	(58.1)
Total operating revenues	338,679	315,506	7.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	280,766	254,579	10.3
Amortization of deferred policy acquisition costs	14,022	22,594	(37.9)
Other operating expenses	20,414	8,336	n/m
Total benefits and expenses	315,202	285,509	10.4
INCOME BEFORE INCOME TAX	23,477	29,997	(21.7)
OPERATING INCOME	$23,477	$29,997	(21.7)

The following table summarizes key data for the Life Marketing segment:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Sales By Product
Traditional	$292	$287	1.7%
Universal life	46,995	20,962	n/m
BOLI	—	1,345	n/m
	$47,287	$22,594	n/m
Sales By Distribution Channel
Independent agents	$31,537	$13,940	n/m
Stockbrokers / banks	15,303	6,976	n/m
BOLI / other	447	1,678	(73.4)
	$47,287	$22,594	n/m
Average Life Insurance In-force(1)
Traditional	$437,245,336	$461,855,587	(5.3)
Universal life	91,692,734	73,904,855	24.1
	$528,938,070	$535,760,442	(1.3)
Average Account Values
Universal life	$6,726,549	$6,330,645	6.3
Variable universal life	411,880	371,893	10.8
	$7,138,429	$6,702,538	6.5

Traditional Life Mortality Experience(2)	92%	90%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
First year commissions	$51,967	$22,140	n/m	%
Renewal commissions	8,615	9,004	(4.3)
First year ceding allowances	(935)	(1,128)	17.1
Renewal ceding allowances	(37,609)	(39,037)	3.7
General & administrative	44,747	34,286	30.5
Taxes, licenses, and fees	10,947	8,359	31.0
Other operating expenses incurred	77,732	33,624	n/m
Less: commissions, allowances & expenses capitalized	(57,318)	(25,288)	n/m
Other operating expenses	$20,414	$8,336	n/m

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Segment operating income

Operating income was $23.5 million for the three months ended March 31, 2013, representing a decrease of $6.5 million, or 21.7%, from the three months ended March 31, 2012. The decrease was primarily due to higher operating expenses resulting from higher sales. This decrease was partially offset by higher investment income, a favorable change in unlocking, and more favorable universal life claims.

Operating revenues

Total revenues for the three months ended March 31, 2013, increased $23.2 million, or 7.3%, as compared to the three months ended March 31, 2012. This increase was driven by higher premiums and policy fees due to increased sales along with higher investment income due to increases in net in force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $15.7 million, or 8.0%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to an increase in premiums and policy fees associated with increased sales in universal life business, partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $8.2 million, or 6.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Of the increase in net investment income, $5.2 million was the result of a net increase in universal life reserves. Traditional life investment income increased $2.9 million due to lower funding costs and higher reserves.

Other income

Other income decreased $0.7 million, or 58.1%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $26.2 million, or 10.3%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to growth in retained universal life insurance in-force, an increase in reserves resulting from new sales and changes in universal life interest rate assumptions, higher credited interest on universal life products resulting from increases in account values, and higher claims from the continued maturing of the traditional life block. In 2013, universal life and BOLI unlocking was largely driven by investment yield and credited interest on fund value. The impact of these changes increased benefits and settlement expenses $1.9 million. In 2012, universal life and BOLI unlocking increased benefit expenses $6.9 million.

Amortization of DAC

DAC amortization decreased $8.6 million, or 37.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to differing impacts of unlocking. In 2013, universal life and BOLI unlocking decreased amortization $3.9 million, as compared to an increase of $2.0 million in 2012.

Other operating expenses

Other operating expenses increased $12.1 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase reflects higher new business acquisition costs associated with higher sales, a reduction in reinsurance allowances, higher general administrative expenses, and a $1.4 million increase in interest expense associated with reserve financing costs.

Sales

Sales for the segment increased $24.7 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Traditional life sales increased slightly by 1.7%. Universal life sales increased $26.0 million due to the increased focus on sales and more competitive product positioning. BOLI sales decreased by $1.3 million due to less favorable product positioning.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(207,662)	$(192,755)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(208,126)	(205,765)
Amortization of deferred policy acquisition costs	(7,446)	(11,941)
Other operating expenses (1)	(29,191)	(32,659)
Total benefits and expenses	(244,763)	(250,365)

NET IMPACT OF REINSURANCE (2)	$37,101	$57,610

Allowances received	$(35,544)	$(40,165)
Less: Amount deferred	6,353	7,506
Allowances recognized
(ceded other operating expenses) (1)	$(29,191)	$(32,659)

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

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

The higher ceded premiums for 2013 as compared to 2012 was caused primarily by higher ceded traditional life premiums of $6.5 million and higher universal life premiums of $8.6 million.  Ceded traditional premiums for the three months ended March 31, 2013, increased from the three months ended March 31, 2012, as a number of policies reached their post level premium period. This was offset by increases in ceded premium reserves included in the benefits and settlement expenses line.

Ceded benefits and settlement expenses were higher for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to higher increases in ceded reserves, largely offset by lower ceded claims. Traditional ceded benefits decreased $4.2 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to a decrease in ceded death benefits largely offset by an increase in ceded reserves. Universal life ceded benefits increased $6.5 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to an increase in ceded reserves primarily due to new business, partly offset by lower ceded claims. Ceded universal life claims were $4.6 million lower for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Ceded amortization of deferred policy acquisitions costs decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional line reflecting runoff of business and in the universal life line reflecting the allowance pattern on older business and changes in the mix of business.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$208,726	$212,158	(1.6)%
Reinsurance ceded	(96,605)	(80,301)	(20.3)
Net premiums and policy fees	112,121	131,857	(15.0)
Net investment income	134,669	138,121	(2.5)
Other income	1,014	1,579	(35.8)
Total operating revenues	247,804	271,557	(8.7)
Realized gains (losses) - investments	(14,043)	17,312
Realized gains (losses) - derivatives	16,726	10,640
Total revenues	250,487	299,509
BENEFITS AND EXPENSES
Benefits and settlement expenses	179,449	194,173	(7.6)
Amortization of value of business acquired	18,213	23,175	(21.4)
Other operating expenses	15,765	15,110	4.3
Operating benefits and expenses	213,427	232,458	(8.2)
Amortization of VOBA related to realized gains (losses) - investments	173	(33)
Total benefits and expenses	213,600	232,425	(8.1)
INCOME BEFORE INCOME TAX	36,887	67,084	(45.0)
Less: realized gains (losses)	2,683	27,952
Less: related amortization of VOBA	(173)	33
OPERATING INCOME	$34,377	$39,099	(12.1)

The following table summarizes key data for the Acquisitions segment:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$172,010,502	$183,952,120	(6.5)%
Universal life	28,668,022	31,660,021	(9.5)
	$200,678,524	$215,612,141	(6.9)
Average Account Values
Universal life	$3,357,805	$3,471,229	(3.3)
Fixed annuity(2)	3,082,334	3,243,372	(5.0)
Variable annuity	576,020	615,966	(6.5)
	$7,016,159	$7,330,567	(4.3)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.67%	5.84%
Interest credited to policyholders	3.93	3.94
Interest spread	1.74%	1.90%

(1)    Amounts are not adjusted for reinsurance ceded.

(2)    Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3)    Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Segment operating income

Operating income was $34.4 million for the three months ended March 31, 2013, a decrease of $4.7 million, or 12.1%, as compared to the three months ended March 31, 2012, primarily due to lower spread income and the expected runoff of business.

Operating revenues

Net premiums and policy fees decreased $19.7 million, or 15.0%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the impact of a reinsurance recapture on 2012 results and the expected runoff of business. Net investment income decreased $3.5 million, or 2.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to the expected runoff of business and lower yields.

Total benefits and expenses

Total benefits and expenses decreased $18.8 million, or 8.1%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease was due to the impact of a reinsurance recapture on 2012 results and the expected runoff of the in-force business.

Reinsurance

The Acquisitions segment currently reinsures portions of both its life and annuity in-force. The cost of reinsurance to the segment is reflected in the chart shown below. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(96,605)	$(80,301)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(85,379)	(58,001)
Amortization of deferred policy acquisition costs	(2,364)	(3,402)
Other operating expenses	(11,738)	(14,206)
Total benefits and expenses	(99,481)	(75,609)

NET IMPACT OF REINSURANCE (1)	$2,876	$(4,692)

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

The net impact of reinsurance is more favorable by $7.6 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to higher ceded death claims.  In the three months ended March 31, 2012, ceded revenues were reduced by $17.2 million and ceded benefits and expenses were reduced by $15.6 million due to a reinsurance recapture.

Annuities

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$28,552	$21,928	30.2%
Reinsurance ceded	—	(13)	n/m
Net premiums and policy fees	28,552	21,915	30.3
Net investment income	118,556	125,984	(5.9)
Realized gains (losses) - derivatives	(12,923)	(7,240)	(78.5)
Other income	26,220	17,350	51.1
Total operating revenues	160,405	158,009	1.5
Realized gains (losses) - investments	1,773	15,013
Realized gains (losses) - derivatives, net of economic cost	2,175	(33,960)
Total revenues	164,353	139,062	18.2
BENEFITS AND EXPENSES
Benefits and settlement expenses	80,671	90,290	(10.7)
Amortization of deferred policy acquisition costs and value of business acquired	10,654	9,002	18.4
Other operating expenses	26,211	23,258	12.7
Operating benefits and expenses	117,536	122,550	(4.1)
Amortization related to benefits and settlement expenses	(601)	1,619
Amortization of DAC related to realized gains (losses) - investments	1,455	(7,129)
Total benefits and expenses	118,390	117,040	1.2
INCOME BEFORE INCOME TAX	45,963	22,022	n/m
Less: realized gains (losses) - investments	1,773	15,013
Less: realized gains (losses) - derivatives, net of economic cost	2,175	(33,960)
Less: amortization related to benefits and settlement expenses	601	(1,619)
Less: related amortization of DAC	(1,455)	7,129
OPERATING INCOME	$42,869	$35,459	20.9

The following table summarizes key data for the Annuities segment:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Sales
Fixed annuity	$115,353	$152,826	(24.5)%
Variable annuity	579,698	567,408	2.2
	$695,051	$720,234	(3.5)
Average Account Values
Fixed annuity(1)	$8,398,457	$8,631,269	(2.7)
Variable annuity	9,600,722	6,632,077	44.8
	$17,999,179	$15,263,346	17.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.54%	5.78%
Interest credited to policyholders	3.55	3.97
Interest spread	1.99%	1.81%

(1)	Includes general account balances held within variable annuity products.
(2)	Interest spread on average general account values.

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(16,484)	$(33,406)	$16,922
Equity futures - VA	(23,225)	(25,099)	1,874
Currency futures - VA	8,083	(984)	9,067
Volatility futures - VA	—	(475)	475
Volatility swaps - VA	(10,433)	(1,884)	(8,549)
Equity options - VA	(28,406)	(23,872)	(4,534)
Interest rate swaptions - VA	(4,102)	(3,519)	(583)
Interest rate swaps - VA	(16,556)	(2,128)	(14,428)
Embedded derivative - GMWB(1)	80,375	50,167	30,208
Total derivatives related to variable annuity contracts	$(10,748)	$(41,200)	$30,452
Economic cost(2)	12,923	7,240	5,683
Realized gains (losses) - derivatives, net of economic cost	$2,175	$(33,960)	$36,135

(1)	Includes impact of nonperformance risk of $(5.4) million and $(41.9) million for the three months ended March 31, 2013 and 2012, respectively.
(2)

Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	March 31, 2013	December 31, 2012	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$105,313	$129,309	(18.6)%
GMDB Reserves	17,263	19,316	(10.6)
GMWB and GMAB Reserves(1)	88,895	169,269	(47.5)
Account value subject to GMWB rider	8,001,578	7,165,375	11.7
GMWB Benefit Base	7,357,043	6,888,471	6.8
S&P 500® Index	1,569	1,426	10.0

(1)Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Segment operating income

Segment operating income was $42.9 million for the three months ended March 31, 2013, as compared to $35.5 million for the three months ended March 31, 2012, an increase of $7.4 million, or 20.9%. This variance included an increase in spreads of $2.6 million and an increase in VA earnings of $8.5 million that was driven by higher policy fees and other income. Partially offsetting these favorable changes were increases in non-deferred expenses and DAC amortization.

Operating revenues

Segment operating revenues increased $2.4 million, or 1.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to increases in policy fees and other income from the VA line of business. Those increases were offset by increased economic cost in the VA line of business and lower investment income. Average fixed account balances decreased 2.7% and average variable account balances grew 44.8% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $9.6 million, or 10.7%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This decrease was primarily the result of lower credited interest, lower realized losses in the fixed market value adjusted (“MVA”) annuities line, and a $1.5 million favorable change in fixed indexed annuities (“FIA”) fair value adjustments. These favorable changes were partially offset by a $4.5 million unfavorable change in the single premium immediate annuity (“SPIA”) mortality variance.

Amortization of DAC

The increase in DAC amortization for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily due to growth in the VA line of business.

Other operating expenses

Other operating expenses increased $3.0 million, or 12.7%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is due to higher commissions and maintenance expenses driven by growth of the business.

Sales

Total sales decreased $25.2 million, or 3.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Sales of variable annuities increased $12.3 million, or 2.2% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Sales of fixed annuities decreased by $37.5 million, or 24.5% for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, driven by a decrease in single premium deferred annuity sales.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
REVENUES
Net investment income	$30,074	$32,402	(7.2)%
Other income	—	1	n/m
Total operating revenues	30,074	32,403	(7.2)
Realized gains (losses)	1,846	2,253	(18.1)
Total revenues	31,920	34,656	(7.9)
BENEFITS AND EXPENSES
Benefits and settlement expenses	11,603	18,957	(38.8)
Amortization of deferred policy acquisition costs	81	196	(58.7)
Other operating expenses	546	604	(9.6)
Total benefits and expenses	12,230	19,757	(38.1)
INCOME BEFORE INCOME TAX	19,690	14,899	32.2
Less: realized gains (losses)	1,846	2,253
OPERATING INCOME	$17,844	$12,646	41.1

The following table summarizes key data for the Stable Value Products segment:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Sales
GIC	$112,020	$26,000	n/m %
GFA - Direct Institutional	—	150,000	n/m
	$112,020	$176,000	(36.4)

Average Account Values	$2,543,906	$2,784,389	(8.6)%
Ending Account Values	$2,544,609	$2,772,378	(8.2)%

Operating Spread
Net investment income yield	4.73%	4.65%
Interest credited	1.82	2.71
Operating expenses	0.10	0.12
Operating spread	2.81%	1.82%

Adjusted operating spread(1)	2.55%	1.80%

(1)Excludes participating mortgage loan income and bank loan fee income.

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Segment operating income

Operating income was $17.8 million and increased $5.2 million, or 41.1%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in operating earnings resulted from higher operating spreads and lower expenses offset by a decline in average account values. The operating spread increased 99 basis points to 281 basis points for the three months ended March 31, 2013, as compared to an operating spread of 182 basis points for the three months ended March 31, 2012. The adjusted operating spread, which excludes participating income, increased by 75 basis points for the three months ended March 31, 2013 over the prior year.

Sales

Total sales were $112.0 million for the three months ended March 31, 2013.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$62,539	$65,029	(3.8)%
Reinsurance ceded	(21,573)	(23,210)	7.1
Net premiums and policy fees	40,966	41,819	(2.0)
Net investment income	4,815	5,259	(8.4)
Other income	25,530	25,566	(0.1)
Total operating revenues	71,311	72,644	(1.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	23,754	21,428	10.9
Amortization of deferred policy acquisition costs	5,262	5,528	(4.8)
Other operating expenses	37,825	42,848	(11.7)
Total benefits and expenses	66,841	69,804	(4.2)
INCOME BEFORE INCOME TAX	4,470	2,840	57.4
OPERATING INCOME	$4,470	$2,840	57.4

The following table summarizes key data for the Asset Protection segment:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Sales
Credit insurance	$7,333	$8,799	(16.7)%
Service contracts	76,270	77,065	(1.0)
GAP	14,766	18,295	(19.3)
	$98,369	$104,159	(5.6)
Loss Ratios(1)
Credit insurance	38.4%	28.5%
Service contracts	59.8	55.5
GAP	58.1	44.0

(1)Incurred claims as a percentage of earned premiums

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Segment operating income

Operating income was $4.5 million, representing an increase of $1.6 million, or 57.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in income was due to a $2.0 million legal settlement accrual in the first quarter of 2012, partly offset by a $0.7 million decrease in investment income due to lower yields. Credit insurance earnings increased $2.1 million primarily due to the previously mentioned $2.0 million in litigation costs incurred in the first quarter of 2012. Service contract earnings increased $0.2 million, or 12.6%, primarily related to lower expenses. Earnings from the GAP product line decreased $0.7 million, or 18.8%, primarily due to higher loss ratios.

Net premiums and policy fees

Net premiums and policy fees decreased $0.9 million, or 2.0%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Credit insurance premiums decreased $1.5 million, or 33.2%. The decrease was primarily the result of decreasing sales in prior years and the related impact on earned premiums. GAP net premiums increased $0.6 million, or 12.1%.

Other income

Other income remained consistent for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.3 million, or 10.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Service contract claims increased $1.4 million, or 7.7% and GAP claims increased $1.0 million, or 48.6%, both resulting from higher loss ratios. Credit insurance claims decreased $0.1 million, or 10.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.3 million, or 4.8%, lower for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to lower earned premiums in the credit and GAP product lines. Other operating expenses decreased $5.0 million, or 11.7%, for the three months ended March 31, 2013, primarily due to a $2.0 million legal settlement accrual and higher expenses related to new initiatives in the first quarter of 2012 and lower volume in 2013, partly offset by $0.6 million in severance costs in the first quarter of 2013.

Sales

Total segment sales decreased $5.8 million, or 5.6%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Sales in the GAP product line decreased $3.5 million, or 19.3% primarily due to lower sales through one large distribution partner and a change in mix of GAP business. Credit insurance sales decreased $1.5 million, or 16.7%, primarily due to an increase in refunds as a result of the 2012 legal settlement. Service contract sales decreased $0.8 million, or 1.0%.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at levels ranging from 50% to 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(21,573)	$(23,210)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(12,928)	(15,548)
Amortization of deferred policy acquisition costs	(3,793)	(5,162)
Other operating expenses	(2,068)	(2,445)
Total benefits and expenses	(18,789)	(23,155)

NET IMPACT OF REINSURANCE (1)	$(2,784)	$(55)

(1)Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Reinsurance premiums ceded decreased $1.6 million, or 7.1%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years and a change in mix of business in the GAP line

Benefits and settlement expenses ceded decreased $2.6 million, or 16.9%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $1.4 million, or 26.5%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily as the result of decreases in ceded activity in the dealer credit and GAP product lines. Other operating expenses ceded decreased $0.4 million, or 15.4%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily as a result of decreases in the GAP line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,678	$5,166	(9.4)%
Reinsurance ceded	—	(16)	n/m
Net premiums and policy fees	4,678	5,150	(9.2)
Net investment income	23,739	22,760	4.3
Other income	1,193	29,508	(96.0)
Total operating revenues	29,610	57,418	(48.4)
Realized gains (losses) - investments	1,962	(17,045)
Realized gains (losses) - derivatives	(2,739)	5
Total revenues	28,833	40,378	(28.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,334	5,963	(10.5)
Amortization of deferred policy acquisition costs	179	354	(49.4)
Other operating expenses	43,993	29,835	47.5
Total benefits and expenses	49,506	36,152	36.9
INCOME (LOSS) BEFORE INCOME TAX	(20,673)	4,226	n/m
Less: realized gains (losses) - investments	1,962	(17,045)
Less: realized gains (losses) - derivatives	(2,739)	5
OPERATING INCOME (LOSS)	$(19,896)	$21,266	n/m

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

Segment operating income (loss)

Corporate and Other segment operating loss was $19.9 million for the three months ended March 31, 2013, as compared to operating income of $21.3 million for the three months ended March 31, 2012. The decrease was the result of a $28.0 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the three months ended March 31, 2013, $1.3 million of pre-tax gains were generated from the repurchase of non-recourse funding obligations as compared to $29.3 million of pre-tax gains for the three months ended March 31, 2012. In addition, the decrease was the result of an increase in other operating expenses as compared to the three months ended March 31, 2012, primarily due to guaranty fund assessments, acquisition related expenses, and fluctuations in non-acquisition related legal fees.

Operating revenues

Net investment income for the segment increased $1.0 million, or 4.3%, for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, and net premiums and policy fees decreased $0.5 million, or 9.2%. Other income decreased $28.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily due to a $28.0 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $13.4 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to an increase in other operating expenses.  The increase in operating expenses is the result of guaranty fund assessments, acquisition related expenses, and fluctuations in non-acquisition related legal fees.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of March 31, 2013, our investment portfolio was approximately $37.0 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	March 31, 2013		December 31, 2012
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2013 - $21,559,521; 2012 - $21,228,463)	$23,905,513	64.7%	$23,808,542	64.6%
Privately issued bonds (amortized cost: 2013 - $5,952,292; 2012 - $5,732,847)	6,457,236	17.5	6,261,436	17.0
Fixed maturities	30,362,749	82.1	30,069,978	81.6
Equity securities (cost: 2013 - $406,661; 2012 - $371,827)	376,117	1.0	373,715	1.0
Mortgage loans	4,834,342	13.1	4,948,625	13.4
Investment real estate	6,484	—	6,517	—
Policy loans	862,202	2.3	865,391	2.3
Other long-term investments	361,599	1.0	378,821	1.0
Short-term investments	160,301	0.4	216,787	0.7
Total investments	$36,963,794	100.0%	$36,859,834	100.0%

Included in the preceding table are $3.0 billion and $3.0 billion of fixed maturities and $110.6 million and $118.9 million of short-term investments classified as trading securities as of March 31, 2013 and December 31, 2012, respectively. The trading portfolio includes invested assets of $3.0 billion and $3.0 billion as of March 31, 2013 and December 31, 2012, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $315.0 million and $300.0 million of securities classified as held-to-maturity as of March 31, 2013 and December 31, 2012, respectively.

Fixed Maturity Investments

As of March 31, 2013, our fixed maturity investment holdings were approximately $30.4 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	March 31, 2013	December 31, 2012
AAA	14.4%	14.7%
AA	7.0	7.2
A	31.5	30.8
BBB	39.6	39.7
Below investment grade	6.5	6.6
Not rated	1.0	1.0
	100.0%	100.0%

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

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of March 31, 2013, based upon amortized cost, $39.8 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $27.1 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	March 31, 2013	December 31, 2012
	(Dollars In Millions)
Corporate bonds	$22,399.8	$22,037.9
Residential mortgage-backed securities	2,072.4	2,197.1
Commercial mortgage-backed securities	1,093.1	1,040.9
Other asset-backed securities	1,109.0	1,133.0
U.S. government-related securities	1,503.8	1,474.3
Other government-related securities	152.2	164.2
States, municipals, and political subdivisions	1,717.4	1,722.6
Other	315.0	300.0
Total fixed income portfolio	$30,362.7	$30,070.0

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”.  We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $27.1 billion, or 89.2%, of our fixed maturities as “available-for-sale” as of March 31, 2013. These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $315.0 million, or 1.0% of our fixed maturities as “held-to-maturity” as of March 31, 2013. These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $3.0 billion, or 9.8%, of our fixed maturities and $110.6 million of short-term investments as of March 31, 2013. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	March 31, 2013	December 31, 2012
	(Dollars In Thousands)
AAA	$546,682	$559,374
AA	233,231	239,834
A	828,145	801,562
BBB	992,504	1,038,873
Below investment grade	354,715	353,089
Total Modco trading fixed maturities	$2,955,277	$2,992,732

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of March 31, 2013, were approximately $4.3 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of March 31, 2013, our RMBS portfolio was approximately $2.1 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of March 31, 2013.

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	22.9%
PAC	43.6
Pass Through	7.2
Other	26.3
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	55.3%
AA	0.4
A	2.3
BBB	0.7
Below investment grade	41.3
100.0%

Alt-A Collateralized Holdings

As of March 31, 2013, we held securities with a fair value of $442.8 million, or 1.2% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2012, we held securities with a fair value of $443.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of March 31, 2013, these securities had a fair value of $143.8 million and an unrealized gain of $26.9 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of March 31, 2013:

Percentage of
Alt-A
Rating	Securities
A	0.2%
Below investment grade	99.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of March 31, 2013:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
A	$0.8	$—	$—	$—	$—	$0.8
Below investment grade	442.0	—	—	—	—	442.0
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$442.8	$—	$—	$—	$—	$442.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
Below investment grade	30.1	—	—	—	—	30.1
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$30.1	$—	$—	$—	$—	$30.1

Sub-prime Collateralized Holdings

As of March 31, 2013, we held securities with a total fair value of $2.6 million that were supported by collateral classified as sub-prime. As of December 31, 2012, we held securities with a fair value of $2.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of March 31, 2013, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.6 billion, or 4.4%, of total invested assets. As of December 31, 2012, we held securities with a fair value of $1.8 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of March 31, 2013:

Percentage of
Prime
Rating	Securities
AAA	70.4%
AA	0.5
A	2.9
BBB	0.9
Below investment grade	25.3
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of March 31, 2013:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$437.7	$337.4	$344.9	$4.0	$21.9	$1,145.9
AA	7.4	—	—	—	—	7.4
A	43.3	—	3.7	—	—	47.0
BBB	14.2	—	—	—	—	14.2
Below investment grade	412.5	—	—	—	—	412.5
Total mortgage-backed securities collateralized by prime mortgage loans	$915.1	$337.4	$348.6	$4.0	$21.9	$1,627.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$30.5	$22.5	$24.2	$0.1	$(0.2)	$77.1
AA	—	—	—	—	—	—
A	2.5	—	—	—	—	2.5
BBB	0.9	—	—	—	—	0.9
Below investment grade	(3.7)	—	—	—	—	(3.7)
Total mortgage-backed securities collateralized by prime mortgage loans	$30.2	$22.5	$24.2	$0.1	$(0.2)	$76.8

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of March 31, 2013, the CMBS holdings were approximately $1.1 billion. As of December 31, 2012, the CMBS holdings were approximately $1.0 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of March 31, 2013:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	67.1%
AA	12.6
A	18.7
BBB	1.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of March 31, 2013:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$93.9	$84.5	$230.7	$280.3	$44.3	$733.7
AA	—	34.1	39.3	43.6	20.3	137.3
A	47.7	35.3	87.7	15.0	18.7	204.4
BBB	17.7	—	—	—	—	17.7
Total commercial mortgage-backed securities	$159.3	$153.9	$357.7	$338.9	$83.3	$1,093.1

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$3.0	$9.6	$28.9	$10.6	$(0.4)	$51.7
AA	—	2.8	4.2	(0.4)	0.1	6.7
A	2.9	2.7	4.2	0.7	0.1	10.6
BBB	0.8	—	—	—	—	0.8
Total commercial mortgage-backed securities	$6.7	$15.1	$37.3	$10.9	$(0.2)	$69.8

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of March 31, 2013, these holdings were approximately $1.1 billion. As of December 31, 2012, these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of March 31, 2013:

Percentage of
Other Asset- Backed
Rating	Securities
AAA	55.5%
AA	15.4
A	16.8
BBB	0.2
Below investment grade	12.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of March 31, 2013:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$520.1	$32.1	$27.6	$36.0	$—	$615.8
AA	163.9	—	—	6.7	—	170.6
A	35.0	—	75.9	67.3	8.0	186.2
BBB	2.3	—	—	—	—	2.3
Below investment grade	134.1	—	—	—	—	134.1
Total other asset-backed securities	$855.4	$32.1	$103.5	$110.0	$8.0	$1,109.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$(52.7)	$0.1	$2.0	$1.8	$—	$(48.8)
AA	(14.7)	—	—	0.3	—	(14.4)
A	5.0	—	7.7	1.3	—	14.0
BBB	—	—	—	—	—	—
Below investment grade	9.5	—	—	—	—	9.5
Total other asset-backed securities	$(52.9)	$0.1	$9.7	$3.4	$—	$(39.7)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of March 31, 2013, over 99.0% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	March 31, 2013	Value	December 31, 2012	Value
	(Dollars In Thousands)
Banking	$2,381,613	7.8%	$2,314,924	7.7%
Other finance	415,100	1.4	346,029	1.2
Electric	3,749,769	12.3	3,782,241	12.6
Natural gas	2,216,785	7.3	2,199,265	7.3
Insurance	2,563,878	8.4	2,539,394	8.4
Energy	1,754,364	5.8	1,820,275	6.1
Communications	1,253,656	4.1	1,260,773	4.2
Basic industrial	1,307,996	4.3	1,293,037	4.3
Consumer noncyclical	1,904,964	6.3	1,738,686	5.8
Consumer cyclical	983,832	3.2	941,057	3.1
Finance companies	247,752	0.8	244,107	0.8
Capital goods	1,070,974	3.5	1,065,864	3.5
Transportation	683,802	2.3	670,477	2.2
Other industrial	257,143	0.8	235,642	0.8
Brokerage	605,936	2.0	588,307	2.0
Technology	845,185	2.8	844,036	2.8
Real estate	115,353	0.4	119,021	0.4
Other utility	41,735	0.1	34,779	0.1
Commercial mortgage-backed securities	1,093,141	3.6	1,040,896	3.5
Other asset-backed securities	1,108,983	3.7	1,132,943	3.8
Residential mortgage-backed non-agency securities	920,185	3.0	987,035	3.3
Residential mortgage-backed agency securities	1,152,247	3.8	1,210,098	4.0
U.S. government-related securities	1,503,788	5.0	1,474,319	4.9
Other government-related securities	152,205	0.5	164,222	0.5
State, municipals, and political divisions	1,717,363	5.8	1,722,551	5.7
Other	315,000	1.0	300,000	1.0
Total	$30,362,749	100.0%	$30,069,978	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of March 31, 2013, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $30.4 billion, which was 12.2% above amortized cost of $27.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of March 31, 2013, our mortgage loan holdings were approximately $4.8 billion. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of March 31, 2013 and December 31, 2012, our allowance for mortgage loan credit losses was $4.0 million and $2.9 million, respectively. While our mortgage loans do not have quoted market values, as of March 31, 2013, we estimated the fair value of our mortgage loans to be $5.6 billion (using discounted cash flows from the next call date), which was approximately 13% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of March 31, 2013 and December 31, 2012, approximately $736.9 million and $817.3 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile.

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $143.0 million will become due for the remainder of 2013, $1.3 billion in 2014 through 2018, $588.2 million in 2019 through 2023, and $178.3 million thereafter.

As of March 31, 2013, approximately $19.7 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of March 31, 2013, $12.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2013. We did not foreclose on any nonperforming loans during the three months ended March 31, 2013.

As of March 31, 2013, $6.9 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the three months ended March 31, 2013. We did not foreclose on any nonperforming loans during the three months ended March 31, 2013.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of March 31, 2013:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$3,836,309	14.2%
AA	1,885,505	7.0
A	8,749,155	32.3
BBB	11,039,598	40.8
Investment grade	25,510,567	94.3
BB	805,525	3.0
B	93,389	0.3
CCC or lower	670,080	2.4
Below investment grade	1,568,994	5.7
Total	$27,079,561	100.0%

Not included in the table above are $2.6 billion of investment grade and $367.5 million of below investment grade fixed maturities classified as trading securities and $315.0 million of not rated fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of March 31, 2013. The following table includes securities held in our Modco portfolio and summarizes our ten largest maturity exposures to an individual creditor group as of March 31, 2013:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Duke Energy Corp	$213.5	$—	$213.5
Comcast Corp.	194.8	—	194.8
Nextera Energy Inc.	182.4	—	182.4
Exelon Corp.	179.7	—	179.7
Berkshire Hathaway Inc.	173.3	—	173.3
General Electric	164.8	—	164.8
Verizon Communications Inc.	160.2	—	160.2
JP Morgan Chase and Company	144.2	14.0	158.2
Rio Tinto	158.0	—	158.0
Morgan Stanley	150.9	0.6	151.5

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three months ended March 31, 2013, we concluded that approximately $4.6 million of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized a $3.3 million reduction of non-credit losses in other comprehensive income for the securities where an other-than-temporary impairment was recorded for the three months ended March 31, 2013. These non-credit losses were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of March 31, 2013. As March 31, 2013, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$386.2	$407.6	$793.8
Switzerland	120.9	199.0	319.9
France	69.9	99.1	169.0
Sweden	143.2	4.9	148.1
Netherlands	163.4	88.8	252.2
Spain	38.6	97.9	136.5
Belgium	—	87.4	87.4
Germany	27.7	58.5	86.2
Ireland	6.1	84.5	90.6
Luxembourg	—	57.0	57.0
Italy	—	48.2	48.2
Norway	—	13.9	13.9
Total securities	956.0	1,246.8	2,202.8
Derivatives:
Germany	16.5	—	16.5
Switzerland	2.4	—	2.4
Total derivatives	18.9	—	18.9
Total securities	$974.9	$1,246.8	$2,221.7

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The Three Months Ended March 31,
	2013	2012	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$12,854	$22,815	(9,961)
Fixed maturity losses - sales	(556)	(3,137)	2,581
Equity gains - sales	1	—	1
Impairments on fixed maturity securities	(3,587)	(18,572)	14,985
Impairments on equity securities	(997)	(24)	(973)
Modco trading portfolio	(15,328)	18,099	(33,427)
Other	(1,217)	(2,294)	1,077
Total realized gains (losses) - investments	$(8,830)	$16,887	(25,717)

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(16,484)	$(33,406)	16,922
Equity futures - VA	(23,225)	(25,099)	1,874
Currency futures - VA	8,083	(984)	9,067
Volatility futures - VA	—	(475)	475
Volatility swaps - VA	(10,433)	(1,884)	(8,549)
Equity options - VA	(28,406)	(23,872)	(4,534)
Interest rate swaptions - VA	(4,102)	(3,519)	(583)
Interest rate swaps - VA	(16,556)	(2,128)	(14,428)
Embedded derivative - GMWB	80,375	50,167	30,208
Total derivatives related to variable annuity contracts	(10,748)	(41,200)	30,452
Embedded derivative - Modco reinsurance treaties	16,775	10,706	6,069
Interest rate swaps	1,003	2,037	(1,034)
Interest rate caps	—	(2,164)	2,164
Derivatives with PLC(1)	(3,778)	—	(3,778)
Other derivatives	355	712	(357)
Total realized gains (losses) - derivatives	$3,607	$(29,909)	33,516

(1)These derivatives include the interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three months ended March 31, 2013, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of March 31, 2013, we had posted cash and securities (at fair value) as collateral of approximately $20.1 million and $54.6 million, respectively. As of March 31, 2013, we received $2.5 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three months ended March 31, 2013, we recognized pre-tax other-than-temporary impairments of $4.6 million due to credit-related factors, resulting in a charge to earnings. Additionally, we recognized $3.3 million of non-credit gains in other comprehensive income for the securities where an other-than-temporary impairment was recorded. These non-credit gains were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income. For the three months ended March 31, 2012, we recognized pre-tax other-than-temporary impairments of $18.6 million. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Millions)
Alt-A MBS	$1.6	$1.9
Other MBS	2.0	4.9
Corporate bonds	—	11.8
Equities	1.0	—
Total	$4.6	$18.6

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the three months ended March 31, 2013, we sold securities in an unrealized loss position with a fair value of $4.0 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$2,998	75.1%	$(31)	5.7%
>90 days but <= 180 days	—	—	—	—
>180 days but <= 270 days	—	—	—	—
>270 days but <= 1 year	13	0.3	(4)	0.8
>1 year	983	24.6	(521)	93.5
Total	$3,994	100.0%	$(556)	100.0%

For the three months ended March 31, 2013, we sold securities in an unrealized loss position with a fair value (proceeds) of $4.0 million. The loss realized on the sale of these securities was $0.6 million. The $0.6 million loss recognized on available-for-sale securities for the three months ended March 31, 2013, includes a $0.4 million loss on the sale of Countrywide.

For the three months ended March 31, 2013, we sold securities in an unrealized gain position with a fair value of $387.9 million. The gain realized on the sale of these securities was $12.9 million.

The $1.2 million of other realized losses recognized for the three months ended March 31, 2013, consists of the increase in the mortgage loan reserves.

For the three months ended March 31, 2013, net losses of $15.3 million primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $2.3 million of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $16.8 million during the three months ended March 31, 2013. These gains were primarily the result of credit spreads modestly tightening and a modest increase in treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $23.2 million, interest rate futures resulted in pre-tax losses of $16.5 million, currency futures resulted in net pre-tax gains of $8.1 million, and volatility futures resulted in no pre-tax gains or losses for the three months ended March 31, 2013, respectively. No volatility future positions were held during the three months ended March 31, 2013.

We also use equity options and volatility swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $28.4 million and the volatility swaps resulted in a net pre-tax loss of $10.4 million, respectively, for three months ended March 31, 2013.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax losses of $16.6 million and interest rate swaptions resulted in a net pre-tax loss of $4.1 million for three months ended March 31, 2013.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized gains of $80.4 million for the three months ended March 31, 2013.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $1.0 million for the three months ended March 31, 2013. The pre-tax gains were primarily the result of $1.0 million in unrealized gains during the three months ended March 31, 2013.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in insignificant pre-tax losses for the three months ended March 31, 2013.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax loss of $3.9 million related to the interest support agreement and a pre-tax gain of $0.1 million related to the YRT premium support agreement for the three months ended March 31, 2013, respectively. We entered into two separate portfolio maintenance agreements in October 2012.  We recognized no pre-tax gains or losses for the three months ended March 31, 2013 related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax gains of $0.4 million for the three months ended March 31, 2013.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after March 31, 2013, the balance sheet date. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $2.9 billion, prior to tax and DAC offsets, as of March 31, 2013, and an overall net unrealized gain of $3.1 billion as of December 31, 2012.

For fixed maturity and equity securities held that are in an unrealized loss position as of March 31, 2013, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$1,696,005	56.3%	$1,760,016	54.8%	$(64,011)	32.6%
>90 days but <= 180 days	216,371	7.2	225,428	7.0	(9,057)	4.6
>180 days but <= 270 days	74,760	2.5	83,582	2.6	(8,822)	4.5
>270 days but <= 1 year	8,547	0.3	8,833	0.3	(286)	0.1
>1 year but <= 2 years	565,232	18.7	629,825	19.6	(64,593)	32.9
>2 years but <= 3 years	48,678	1.6	51,423	1.6	(2,745)	1.4
>3 years but <= 4 years	5,130	0.2	6,417	0.2	(1,287)	0.7
>4 years but <= 5 years	19,323	0.6	20,955	0.7	(1,632)	0.8
>5 years	380,714	12.6	424,426	13.2	(43,712)	22.4
Total	$3,014,760	100.0%	$3,210,905	100.0%	$(196,145)	100.0%

The majority of the unrealized loss as of March 31, 2013 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. Spread levels have improved since December 31, 2012. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of March 31, 2013, the Barclays Investment Grade Index was priced at 129.7 bps versus a 10 year average of 156.9 bps. Similarly, the Barclays High Yield Index was priced at 456.7 bps versus a 10 year average of 568.2 bps. As of March 31, 2013, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 0.765%, 1.850%, and 3.103%, as compared to 10 year averages of 2.820%, 3.610%, and 4.323%, respectively.

As of March 31, 2013, 63.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of March 31, 2013, there were estimated gross unrealized losses of $14.3 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of March 31, 2013, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of March 31, 2013, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$272,551	9.0%	$285,307	8.9%	$(12,756)	6.5%
Other finance	19,176	0.6	19,738	0.6	(562)	0.3
Electric	162,204	5.4	170,034	5.3	(7,830)	4.0
Natural gas	137,126	4.5	144,803	4.5	(7,677)	3.9
Insurance	92,596	3.1	99,907	3.1	(7,311)	3.7
Energy	79,397	2.6	82,634	2.6	(3,237)	1.7
Communications	67,242	2.2	70,869	2.2	(3,627)	1.8
Basic industrial	190,340	6.3	196,617	6.1	(6,277)	3.2
Consumer noncyclical	290,332	9.6	300,054	9.3	(9,722)	5.0
Consumer cyclical	144,553	4.8	148,547	4.6	(3,994)	2.0
Finance companies	33,145	1.1	33,984	1.1	(839)	0.4
Capital goods	63,997	2.1	66,508	2.1	(2,511)	1.3
Transportation	20,054	0.7	20,131	0.6	(77)	—
Other industrial	34,828	1.2	35,733	1.1	(905)	0.5
Brokerage	9,825	0.3	9,985	0.3	(160)	0.1
Technology	87,314	2.9	90,739	2.8	(3,425)	1.7
Real estate	606	—	631	—	(25)	—
Other utility	—	—	—	—	—	—
Commercial mortgage-backed securities	112,880	3.7	114,965	3.6	(2,085)	1.1
Other asset-backed securities	677,158	22.5	761,497	23.7	(84,339)	43.0
Residential mortgage-backed non-agency securities	202,338	6.7	238,611	7.4	(36,273)	18.5
Residential mortgage-backed agency securities	25,121	0.8	25,624	0.8	(503)	0.3
U.S. government-related securities	256,836	8.5	258,559	8.1	(1,723)	0.9
Other government-related securities	23,620	0.8	23,638	0.7	(18)	—
States, municipals, and political divisions	11,521	0.6	11,790	0.5	(269)	0.1
Total	$3,014,760	100.0%	$3,210,905	100.0%	$(196,145)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	March 31, 2013	December 31, 2012

Banking	6.5%	10.2%
Other finance	0.3	0.5
Electric	4.0	6.6
Natural gas	3.9	4.1
Insurance	3.7	7.3
Energy	1.7	0.3
Communications	1.8	0.4
Basic industrial	3.2	3.2
Consumer noncyclical	5.0	2.7
Consumer cyclical	2.0	0.9
Finance companies	0.4	1.7
Capital goods	1.3	2.0
Transportation	—	—
Other industrial	0.5	0.2
Brokerage	0.1	0.4
Technology	1.7	1.0
Real estate	—	—
Other utility	—	—
Commercial mortgage-backed securities	1.1	0.4
Other asset-backed securities	43.0	43.8
Residential mortgage-backed non-agency securities	18.5	13.7
Residential mortgage-backed agency securities	0.3	—
U.S. government-related securities	0.9	0.4
Other government-related securities	—	—
States, municipals, and political divisions	0.1	0.2
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of March 31, 2013, varies, with 6.6% maturing in less than 5 years, 24.2% maturing between 5 and 10 years, and 69.2% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of March 31, 2013:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$1,706,864	56.6%	$1,808,584	56.3%	$(101,720)	51.9%
BBB	734,526	24.4	756,437	23.6	(21,911)	11.2
Investment grade	2,441,390	81.0	2,565,021	79.9	(123,631)	63.1
BB	176,934	5.9	189,814	5.9	(12,880)	6.6
B	10,305	0.3	11,340	0.4	(1,035)	0.5
CCC or lower	386,131	12.8	444,730	13.8	(58,599)	29.8
Below investment grade	573,370	19.0	645,884	20.1	(72,514)	36.9
Total	$3,014,760	100.0%	$3,210,905	100.0%	$(196,145)	100.0%

As of March 31, 2013, we held a total of 329 positions that were in an unrealized loss position. Included in that amount were 121 positions of below investment grade securities with a fair value of $573.4 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $72.5 million, of which $39.7 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 1.6% of invested assets.

As of March 31, 2013, securities in an unrealized loss position that were rated as below investment grade represented 19.0% of the total fair value and 36.9% of the total unrealized loss. We have the ability and intent to hold these securities to maturity. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. As of March 31, 2013, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $114.0 million. A widening of credit spreads is estimated to account for unrealized losses of $380.1 million, with changes in treasury rates offsetting this loss by an estimated $266.1 million.

The majority of our RMBS holdings as of March 31, 2013, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 3.45 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of March 31, 2013:

Non-agency portfolio	Weighted-Average Life

Prime	2.50
Alt-A	4.88

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of March 31, 2013:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$204,681	35.7%	$232,628	36.0%	$(27,947)	38.5%
>90 days but <= 180 days	1,266	0.2	1,282	0.2	(16)	—
>180 days but <= 270 days	12,500	2.2	17,386	2.7	(4,886)	6.7
>270 days but <= 1 year	7	—	13	—	(6)	—
>1 year but <= 2 years	112,604	19.6	126,308	19.6	(13,704)	18.9
>2 years but <= 3 years	18,017	3.1	18,814	2.9	(797)	1.1
>3 years but <= 4 years	5,130	0.9	6,417	1.0	(1,287)	1.8
>4 years but <= 5 years	19,295	3.4	20,884	3.2	(1,589)	2.2
>5 years	199,870	34.9	222,152	34.4	(22,282)	30.8
Total	$573,370	100.0%	$645,884	100.0%	$(72,514)	100.0%

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities. As of March 31, 2013, the fair value of securities pledged under the repurchase program was $337.7 million and the repurchase obligation of $300.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 12 basis points). During the three months ended March 31, 2013, the maximum balance outstanding at any one point in time related to these programs was $472.3 million. The average daily balance was $372.7 million (at an average borrowing rate of 14 basis points) during the three months ended March 31, 2013. As of December 31, 2012, we had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We and PLC have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of March 31, 2013. We did not have an outstanding balance under the Credit Facility as of March 31, 2013. PLC had an outstanding balance of $40.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of March 31, 2013.

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

We held $64.6 million of FHLB common stock as of March 31, 2013, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of March 31, 2013, we had $922.2 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of March 31, 2013, we reported approximately $607.7 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of March 31, 2013, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of March 31, 2013, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $72.0 million and $44.0 million was recorded as of March 31, 2013 and December 31, 2012, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

The liquidity requirements primarily relate to the liabilities associated with our various insurance and investment products, operating expenses, and income taxes. Liabilities arising from insurance and investment products include the payment of policyholder benefits, as well as cash payments in connection with policy surrenders and withdrawals, policy loans, and obligations to redeem funding agreements.

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of March 31, 2013, to fund mortgage loans in the amount of $257.6 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of March 31, 2013, we held cash and short-term investments of $331.7 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars In Thousands)
Net cash provided by operating activities	$42,711	$19,270
Net cash used in investing activities	(366,006)	(156,422)
Net cash provided by financing activities	225,156	35,262
Total	$(98,139)	$(101,890)

For The Three Months Ended March 31, 2013 as compared to The Three Months Ended March 31, 2012

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

Net cash provided by financing activities - Changes in cash from financing activities included $150.0 million inflows from repurchase program borrowings as compared to $221.6 million for the three months ended March 31, 2012 and $65.2 million inflows of investment product and universal life net activity, as compared to $0.9 million of outflows in the prior year. Net issuances of non-recourse funding obligations equaled $10.0 million during the three months ended March 31, 2013, as compared to repurchases of $91.7 million during the three months ended March 31, 2012.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the Credit Facility previously mentioned.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of March 31, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of March 31, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of March 31, 2013, securities related to $281.0 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $60.9 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $233.1 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to

Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the holders of the non-recourse funding obligations cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the non-recourse funding obligations). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $580 million as of March 31, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement. In addition, we have entered into certain support agreements with Golden Gate III obligating us to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate III.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated March 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL.  The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during the first quarter of 2013 and was $655 million as of March 31, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years.  The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement. In addition, we have entered into certain support agreements with Golden Gate IV obligating us to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate IV.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of March 31, 2013, the principal balance of the Red Mountain note was $315 million. In connection with the transaction, PLC has entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V and Red Mountain.

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

In an effort to mitigate the equity market risks discussed above relative to our RBC ratio, in the fourth quarter of 2012, PLC established an indirect wholly owned insurance subsidiary, Shades Creek Captive Insurance Company (“Shades Creek”) to which we have reinsured GMWB and GMDB riders related to our variable annuity contracts. The purpose of Shades Creek is to reduce the volatility in RBC due to non-economic variables included within the RBC calculation.

During 2012, PLC entered into an intercompany capital support agreement with Shades Creek. The agreement provides through a guarantee that PLC will contribute assets or purchase surplus notes (or cause an affiliate or third party to contribute assets or purchase surplus notes) in amounts necessary for Shades Creek’s regulatory capital levels to equal or exceed minimum thresholds as defined by the agreement. As of March 31, 2013, Shades Creek maintained capital levels in excess of the required minimum thresholds. The maximum potential future payment amount which could be required under the capital support agreement will be dependent on numerous factors, including the performance of equity markets, the level of interest rates, performance of associated hedges, and related policyholder behavior. As of April 1, 2013, Shades Creek became a direct wholly owned insurance subsidiary of PLC.

On April 10, 2013, we entered into an agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC to acquire the stock of MONY Life Insurance Company (“MONY”) from AXA and to enter into a reinsurance agreement (the “Reinsurance Agreement”) which will reinsure certain business of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price for MONY and the reinsured business is expected to be approximately $1.06 billion. The purchase price includes approximately $303 million of adjusted statutory capital and surplus and approximately $60 million of deferred tax assets. The estimated initial capital investment is expected to be approximately $1.09 billion which includes certain RBC and tax impacts related to the transaction.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three months ended March 31, 2013, we ceded premiums to unaffiliated third party reinsurers amounting to $325.8 million. In addition, we had receivables from unaffiliated reinsurers amounting to $5.7 billion as of March 31, 2013. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of March 31, 2013:

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

As of March 31, 2013, we had policy liabilities and accruals of approximately $23.2 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.54%.

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

As of March 31, 2013, we carried a $76.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,708,687	$88,273	$189,542	$205,691	$4,225,181
Stable value products(2)	2,623,261	415,182	1,530,043	610,854	67,182
Operating leases(3)	18,602	5,758	9,395	3,142	307
Home office lease(4)	75,578	75,578	—	—	—
Mortgage loan and investment commitments	266,002	266,002	—	—	—
Repurchase program borrowings(5)	300,003	300,003	—	—	—
Policyholder obligations(6)	29,759,833	2,759,673	3,808,821	3,057,050	20,134,289
Total	$37,751,966	$3,910,469	$5,537,801	$3,876,737	$24,426,959

(1)         Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes.  Of the total undiscounted cash flows, $1.9 billion relates to the Golden Gate V transaction.  These cash out flows are matched and predominantly offset by the cash in flows Golden Gate V receives from notes issued by a nonconsolidated variable interest entity. Additionally, $2.3 billion of the total undiscounted cash flows are obligations to PLC. The remaining amounts are associated with the Golden Gate and Golden Gate II notes outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 12, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of March 31, 2013, $851.5 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of March 31, 2013, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $70.4 million and $539.8 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of March 31, 2013, the Level 3 fair value of these liabilities was $123.7 million.

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

Of our $921.9 million, or 2.2% of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $632.1 million were ABS. Of this amount, $585.6 million were student loan related ABS and $46.5 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)

2002	$267.8
2003	106.4
2004	111.6
2005	5.4
2006	21.8
2007	112.4
2012	6.7
Total	$632.1

The ABS was rated as follows: $486.1 million were AAA rated, $117.4 million were AA rated, $26.9 million were A rated, $0.1 million were BBB rated, and $1.6 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

MARKET RISK EXPOSURES AND OFF-BALANCE SHEET ARRANGEMENTS

Our financial position and earnings are subject to various market risks including changes in interest rates, the yield curve, spreads between risk-adjusted and risk-free interest rates, foreign currency rates, used vehicle prices, and equity price risks and issuer defaults. We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, through an integrated asset/liability management process. Our asset/liability management programs and procedures involve the monitoring of asset and liability durations for various product lines; cash flow testing under various interest rate scenarios; and the continuous rebalancing of assets and liabilities with respect to yield, credit and market risk, and cash flow characteristics. These programs also incorporate the use of derivative financial instruments primarily to reduce our exposure to interest rate risk, inflation risk, currency exchange risk, volatility risk, and equity market risk. See Note 13, Derivative Financial Instruments for additional information on our financial instruments.

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

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts:

•                  Foreign Currency Futures

•                  Variance Swaps

•                  Interest Rate Futures

•                  Equity Options

•                  Equity Futures

•                  Credit Derivatives

•                  Interest Rate Swaps

•                  Interest Rate Swaptions

•                  Volatility Futures

Other Derivatives

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support arrangement, and portfolio maintenance agreements with PLC.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of March 31, 2013, we had outstanding mortgage loan commitments of $257.6 million at an average rate of 4.87%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary

As of March 31, 2013

Minimum Guaranteed Interest Rate Account Value	At MGIR	1-50 bps above MGIR	More than 50 bps above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$36	$4	$1,015	$1,055
>3% - 4%	1,387	651	1,155	3,193
>4% - 5%	2,048	3,077	388	5,513
>5% - 6%	223	—	—	223
Subtotal	3,694	3,732	2,558	9,984

Fixed Annuities
1%	$—	$—	$949	$949
>1% - 2%	189	—	1,304	1,493
>2% - 3%	1,146	5	1,597	2,748
>3% - 4%	331	—	—	331
>4% - 5%	234	—	—	234
Subtotal	1,900	5	3,850	5,755
Total	$5,594	$3,737	$6,408	$15,739

Percentage of Total	36%	24%	40%	100%

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

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” and Part II, Item 1A, Risk Factors of this Report for market risk disclosures in light of the current difficult conditions in the financial and credit markets, and the economy generally.

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

(b)                             Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

PART II

Item 1A.  Risk Factors and Cautionary Factors that may Affect Future Results

The operating results of companies in the insurance industry have historically been subject to significant fluctuations. The factors which could affect the Company’s future results include, but are not limited to, general economic conditions and known trends and uncertainties. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors and Cautionary Factors that may Affect Future Results in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition, or future results of operations.

The Company’s use of derivative financial instruments within its risk management strategy may not be effective or sufficient.

The Company uses derivative financial instruments within its risk management strategy to mitigate risks to which it is exposed, including the adverse effects of domestic and/or international credit and/or equity market and/or interest rate levels or volatility on its fixed indexed annuity and variable annuity products with guaranteed benefit features. These derivative financial instruments may not effectively offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in the value of such guarantees and the changes in the value of the derivative financial instruments purchased by the Company, extreme credit and/or equity market and/or interest rate levels or volatility, contract holder behavior that differs from the Company’s expectations, and divergence between the performance of the underlying funds of such variable annuity products with guaranteed benefit features and the indices utilized by the Company in estimating its exposure to such guarantees.

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

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The increased reserves on ULSG issued on and after January 1, 2013 may make certain products, including those sold by the Company’s subsidiaries before January 1, 2013, unprofitable to the Company unless prices are increased. The Company has developed and introduced an alternative product for sales in 2013. The Company cannot predict the market place reaction to its alternative product, nor can it predict future regulatory actions that could negatively impact the Company’s ability to market its alternative product. Such regulatory reactions could include, for example, withdrawal of state approvals of the alternative product, adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s alternative product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses, and expects to be able to continue using, affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities. The NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. That subgroup issued a Captives and Special Purpose Vehicles White Paper Discussion Draft for comment, which is expected to be released soon in final form.  Also, the Federal Advisory Committee on Insurance (“FACI”) took up the issue of captives at a recent meeting, and a task force was created.  Any regulatory action that adversely affects the Company’s use or increases the Company’s cost of using affiliated captive reinsurers, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations.

Recently, new laws and regulations have been adopted that require life insurers to search for unreported deaths. The New York Insurance Department issued a letter and adopted a regulation requiring life insurers doing business in New York, which includes certain of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database (a “Death Database”) to identify instances where amounts under life insurance policies, annuities, and retained asset accounts would be payable if notice of the death and/or a claim for benefits had been submitted to the insurer, to locate and pay beneficiaries under such contracts, and to report the results. Life insurance industry associations and regulatory associations are also considering the matters. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in several states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

A number of state treasury departments have audited life insurance companies for compliance with unclaimed property laws. The focus of the audits has been to determine whether there have been maturities of policies on contracts, or policies that have exceeded limiting age with respect to which death benefits or other payments under the policies should be treated as unclaimed property that should be escheated to the state. In addition, the audits have sought to identify unreported deaths of insureds. There is no clear basis in previously existing law for treating an unreported death as giving rise to a policy benefit that would be subject to unclaimed property procedures. A number of life insurers, however, have entered into resolution agreements with state treasury departments under which the life insurers agreed to procedures for comparing their previously issued life insurance and annuity contracts and retained asset accounts against a Death Database, treating confirmed deaths as giving rise to a death benefit under their policies, locating beneficiaries and paying them the benefits and interest, and escheating the benefits and interest to the state if the beneficiary could not be found. The amounts publicly reported to have been paid to beneficiaries or escheated to the states have been substantial.

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

Certain of the Company’s subsidiaries as well as certain other insurance companies from whom the Company has coinsured blocks of life insurance and annuity policies are subject to state treasury department audits and/or targeted multistate examinations by insurance regulators similar to those described above. It is possible that the audits, examinations and/or the enactment of state laws similar to the Unclaimed Benefits Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, payment of administrative penalties and/or examination fees to state authorities, and changes to the Company’s procedures for identifying unreported deaths and escheatment of abandoned property. It is possible any such additional payments and any costs related to changes in Company procedures could materially impact the Company’s financial results from operations. It is also possible that life insurers, including the Company, may be subject to claims, regulatory actions, law enforcement actions, and civil litigation arising from their prior business practices. Any resulting liabilities, payments or costs, including initial and ongoing costs of changes to the Company’s procedures or systems, could be significant and could have a material adverse effect on the Company’s financial condition or results of operations.

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue vs. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue vs. West Coast Life Insurance Company). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations.

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

Other types of regulation that could affect the Company and its subsidiaries include insurance company investment laws and regulations, state statutory accounting and reserving practices, anti-trust laws, minimum solvency requirements, state securities laws, federal privacy laws, insurable interest laws, federal anti-money laundering and anti-terrorism laws, employment and immigration laws (including a law in Alabama where over 50% of the Company’s employees are located), and because the Company owns and operates real property, state, federal, and local environmental laws. Under some circumstances, severe penalties may be imposed for breach of these laws.

The Company cannot predict what form any future changes to laws and/or regulations affecting participants in the financial services sector and/or insurance industry, including the Company and its competitors or those entities with which it does business, may take, or what effect, if any, such changes may have.

The Company may not be able to achieve the expected results from its recently announced acquisition.

On April 10, 2013, the Company entered into a master agreement with AXA Financial, Inc. and AXA Equitable Financial Services, LLC for the acquisition of MONY Life Insurance Company and a reinsurance agreement for certain business of MONY Life Insurance Company of America.  The Company may not be able to complete the transactions due to, among other things, the inability of the parties to satisfy the various closing conditions, including the receipt of required regulatory approvals.  In addition, if the transaction is completed, integration of the acquisition may be more expensive, more difficult, or take longer than expected; the financing structure of the transactions may be different than originally contemplated; the actual financial results of the transaction could differ materially from the Company’s expectations and may be impacted by items not taken into account in its forecasts and calculations; and the Company’s expectations regarding its ability to successfully integrate and transition the acquired operations and satisfy its legal and compliance obligations in relation to the transactions may prove to be incorrect.

The Company could be adversely affected by an inability to access FHLB lending.

During the fourth quarter of 2010, the Federal Housing Finance Agency issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating an FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the state regulatory framework and of FHLB creditor status in the event of insurer insolvency.  Most recently, the FHFA issued a report entitled “FHFA Can Enhance Its Oversight of FHLBank Advances to Insurance Companies by Improving Communication with State Insurance Regulators and Industry Groups,” which proposes the FHFA coordinate with state regulators to obtain confidential supervisory information about insurers and interact with NAIC working groups to receive “early warning” information about failing members, so the FHFA can participate in the rehabilitation and perhaps increase FHLB creditor status.  Any standards or events that result in stricter regulation of, or reduced incidence of, FHLB-insurer lending could have a material adverse effect on the Company.

Item 6.                     Exhibits

Item Number	Document
12	Consolidated Earnings Ratio
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	Incorporated by Reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: May 15, 2013	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer