Form 10-Q
period 2013-06-30
PROTECTIVE LIFE INSURANCE CO
filed 2013-08-12
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Number of shares of Common Stock, $1.00 Par Value, outstanding as of August 1, 2013:  5,000,000

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$752,752	$707,720	$1,475,952	$1,400,118
Reinsurance ceded	(396,777)	(336,119)	(722,617)	(632,414)
Net of reinsurance ceded	355,975	371,601	753,335	767,704
Net investment income	447,064	438,648	886,076	882,180
Realized investment gains (losses):
Derivative financial instruments	66,591	(47,768)	70,198	(77,677)
All other investments	(110,227)	67,879	(114,473)	103,362
Other-than-temporary impairment losses	(1,789)	(13,582)	(3,129)	(47,681)
Portion recognized in other comprehensive income (before taxes)	(2,211)	140	(5,455)	15,643
Net impairment losses recognized in earnings	(4,000)	(13,442)	(8,584)	(32,038)
Other income	60,638	50,121	115,072	125,263
Total revenues	816,041	867,039	1,701,624	1,768,794
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2013 - $371,758; 2012 - $307,012; six months: 2013 - $678,336; 2012 - $589,788)	555,894	565,414	1,136,870	1,152,423
Amortization of deferred policy acquisition costs and value of business acquired	49,688	64,150	99,727	117,837
Other operating expenses, net of reinsurance ceded: (three months: 2013 - $51,018; 2012 - $46,931; six months: 2013 - $92,764; 2012 - $94,682)	131,532	120,410	276,286	240,401
Total benefits and expenses	737,114	749,974	1,512,883	1,510,661
Income before income tax	78,927	117,065	188,741	258,133
Income tax expense	25,923	35,438	61,859	80,650
Net income	$53,004	$81,627	$126,882	$177,483

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Net income	$53,004	$81,627	$126,882	$177,483
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2013 - $(419,820); 2012 - $172,765; six months: 2013 - $(496,154); 2012 - $178,003)	(779,665)	320,849	(921,427)	330,576
Reclassification adjustment for investment amounts included in net income, net of income tax : (three months: 2013 - $(6,180); 2012 - $(1,093); six months: 2013 - $(8,880); 2012 - $(1,472))	(11,478)	(2,030)	(16,493)	(2,733)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months 2013 - $(1,293); 2012 - $1,363; six months: 2013 - $2.926; 2012 - $2,934)	(2,402)	2,533	5,435	5,451
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2013 - $(1,606); 2012 - $(2,475); six months: 2013 - $(63); 2012 - $397)	(2,983)	(4,596)	(117)	737
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2013 - $203; 2012 - $341; six months: 2013 - $377; 2012 - $576)	377	631	700	1,069
Total other comprehensive income (loss)	(796,151)	317,387	(931,902)	335,100
Total comprehensive income (loss)	$(743,147)	$399,014	$(805,020)	$512,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2013 - $27,364,950; 2012 - $26,661,310)	$28,904,876	$29,769,978
Fixed maturities, at amortized cost (fair value: 2013 - $333,771; 2012 - $319,163)	335,000	300,000
Equity securities, at fair value (cost: 2013 - $411,048; 2012 - $371,827)	405,855	373,715
Mortgage loans (2013 and 2012 includes: $699,267 and $765,520 related to securitizations)	4,772,134	4,948,625
Investment real estate, net of accumulated depreciation (2013 - $838; 2012 - $771)	6,450	6,517
Policy loans	855,780	865,391
Other long-term investments	377,670	378,821
Short-term investments	171,010	216,787
Total investments	35,828,775	36,859,834
Cash	130,860	269,582
Accrued investment income	362,695	350,804
Accounts and premiums receivable, net of allowance for uncollectible amounts (2013 - $4,373; 2012 - $4,191)	109,046	67,891
Reinsurance receivables	5,681,028	5,682,841
Deferred policy acquisition costs and value of business acquired	3,308,394	3,225,356
Goodwill	82,224	83,773
Property and equipment, net of accumulated depreciation (2013 - $107,045; 2012 - $103,625)	49,108	47,391
Other assets	388,581	343,925
Income tax receivable	3,264	61,952
Assets related to separate accounts
Variable annuity	11,162,856	9,601,417
Variable universal life	620,429	562,817
Total assets	$57,727,260	$57,157,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	As of
	June 30, 2013	December 31, 2012
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$21,931,674	$21,626,065
Unearned premiums	1,407,933	1,352,872
Total policy liabilities and accruals	23,339,607	22,978,937
Stable value product account balances	2,579,172	2,510,559
Annuity account balances	10,509,829	10,658,463
Other policyholders’ funds	577,821	566,985
Other liabilities	997,086	1,210,579
Deferred income taxes	1,327,598	1,783,713
Non-recourse funding obligations	1,476,900	1,446,900
Repurchase program borrowings	340,000	150,000
Liabilities related to separate accounts
Variable annuity	11,162,856	9,601,417
Variable universal life	620,429	562,817
Total liabilities	52,931,298	51,470,370
Commitments and contingencies - Note 7
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2013 and 2012 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,363,258	1,363,258
Retained earnings	2,548,480	2,507,829
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2013 - $474,217; 2012 - $979,251)	880,688	1,818,608
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2013 - $779; 2012 - $(2,147))	1,447	(3,988)
Accumulated loss - derivatives, net of income tax: (2013 - $(1,569); 2012 - $(1,883))	(2,913)	(3,496)
Total shareowner’s equity	4,795,962	5,687,213
Total liabilities and shareowner’s equity	$57,727,260	$57,157,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareowner’s Equity
	(Dollars In Thousands)
Balance, December 31, 2012	$2	$5,000	$1,363,258	$2,507,829	$1,811,124	$5,687,213
Net income for the six months ended June 30, 2013				126,882		126,882
Other comprehensive income (loss)					(931,902)	(931,902)
Comprehensive income (loss) for the six months ended June 30, 2013						(805,020)
Dividends to the parent company				(86,231)		(86,231)
Balance, June 30, 2013	$2	$5,000	$1,363,258	$2,548,480	$879,222	$4,795,962

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2013	2012
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$126,882	$177,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses (gains)	52,859	6,353
Amortization of deferred policy acquisition costs and value of business acquired	99,727	117,837
Capitalization of deferred policy acquisition costs	(167,634)	(130,571)
Depreciation expense	4,315	4,275
Deferred income tax	60,062	(36,558)
Accrued income tax	58,688	2,802
Interest credited to universal life and investment products	448,223	485,550
Policy fees assessed on universal life and investment products	(442,576)	(379,426)
Change in reinsurance receivables	1,813	(65,174)
Change in accrued investment income and other receivables	(38,973)	8,182
Change in policy liabilities and other policyholders’ funds of traditional life and health products	62,585	59,965
Trading securities:
Maturities and principal reductions of investments	101,838	151,362
Sale of investments	167,872	332,332
Cost of investments acquired	(245,520)	(470,663)
Other net change in trading securities	13,544	32,547
Change in other liabilities	(14,797)	(150,034)
Other income - gains on repurchase of non-recourse funding obligations	(1,250)	(29,344)
Other, net	(24,957)	58,767
Net cash provided by operating activities	262,701	175,685
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	489,364	629,569
Sale of investments, available-for-sale	1,340,066	1,184,342
Cost of investments acquired, available-for-sale	(2,682,496)	(2,068,162)
Change in investments, held-to-maturity	(35,000)	—
Mortgage loans:
New lendings	(171,997)	(142,221)
Repayments	345,704	288,402
Change in investment real estate, net	67	1,920
Change in policy loans, net	9,611	9,044
Change in other long-term investments, net	(156,213)	(43,229)
Change in short-term investments, net	17,662	(29,369)
Net unsettled security transactions	51,883	59,803
Purchase of property and equipment	(10,563)	(3,623)
Net cash used in investing activities	(801,912)	(113,524)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	30,000	(91,700)
Repurchase program borrowings	190,000	200,000
Dividends paid to the parent company	(44,963)	(117,000)
Investment product deposits and change in universal life deposits	1,718,353	1,711,087
Investment product withdrawals	(1,492,901)	(1,809,786)
Other financing activities, net	—	(5,752)
Net cash provided by (used in) financing activities	400,489	(113,151)
Change in cash	(138,722)	(50,990)
Cash at beginning of period	269,582	169,775
Cash at end of period	$130,860	$118,785

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The year-end consolidated condensed financial data was derived from audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There were no significant changes to the Company’s accounting policies during the six months ended June 30, 2013 other than those discussed below.

Investment Products

The Company establishes liabilities for fixed indexed annuity (“FIA”) products. These products are deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance. The FIA product is considered a hybrid financial instrument under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815 — Derivatives and Hedging which allows the Company to make the election to value the liabilities of these FIA products at fair value. This election was made for the FIA products issued prior to 2010 as the policies were issued. These products are no longer being marketed. The changes in the fair value of the liability for these FIA products are recorded in Benefit and settlement expenses with the liability being recorded in Annuity account balances. For more information regarding the determination of fair value of annuity account balances please refer to Note 13, Fair Value of Financial Instruments. Premiums and policy fees for these FIA products consist of fees that have been assessed against the policy account balances for surrenders. Such fees are recognized when assessed and earned.

During 2013, the Company began marketing a new FIA product. These products are also deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815 — Derivatives and Hedging. The Company did not elect to value these FIA products at fair value, as a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the embedded derivative are recorded in Realized investment gains (losses) — Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 13, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 —  Financial Services — Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

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

Accounting Pronouncements Not Yet Adopted

ASU No. 2013-10—Derivatives and Hedging—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This Update provides for the inclusion of the Fed Funds Effective Swap Rate (“OIS”) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and LIBOR. The amendments in the Update also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for transactions entered into on or after July 17, 2013. The Company is currently evaluating the impact of the Update on its policies and processes.

ASU No. 2013-11 — Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  The objective of this Update is to eliminate diversity in practice related to the presentation of certain unrecognized tax benefits. The Update provides that unrecognized tax benefits should be presented as a reduction of a deferred tax asset for a net operating loss or other tax credit carryforward when settlement in this manner is available under the tax law. The amendments are effective for annual periods beginning after December 15, 2013 and interim periods therein. The Update does not require new recurring disclosures, and is not expected to have an impact on the Company’s results of operations or financial position.

3.                                      INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Fixed maturities	$19,292	$16,417	$31,590	$36,095
Equity securities	2,366	148	2,367	148
Impairments on fixed maturity securities	(2,910)	(13,442)	(6,497)	(32,038)
Impairments on equity securities	(1,090)	—	(2,087)	—
Modco trading portfolio	(126,694)	56,063	(142,022)	74,162
Other investments	(5,191)	(4,749)	(6,408)	(7,043)
Total realized gains (losses) - investments	$(114,227)	$54,437	$(123,057)	$71,324

For the three and six months ended June 30, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.9 million and $36.8 million and gross realized losses were $6.1 million and $11.0 million, including $3.8 million and $8.2 million of impairment losses, respectively.

For the three and six months ended June 30, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $16.7 million and $39.5 million and gross realized losses were $13.4 million and $35.1 million, including $13.4 million and $31.9 million of impairment losses, respectively.

For the three and six months ended June 30, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $409.9 million and $797.7 million, respectively. The gain realized on the sale of these securities was $23.9 million and $36.8 million, respectively.

For the three and six months ended June 30, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $411.8 million and $906.9 million, respectively. The gain realized on the sale of these securities was $16.7 million and $39.5 million, respectively.

For the three and six months ended June 30, 2013, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $53.2 million and $57.2 million, respectively. The losses realized on the sale of these securities were $2.3 million and $2.8 million, respectively.

For the three and six months ended June 30, 2012, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $0.3 million and $17.5 million, respectively. The losses realized on the sale of these securities were $0.1 million and $3.2 million, respectively.

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

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of June 30, 2013 and December 31, 2012, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,532,089	$55,244	$(15,094)	$1,572,239	$3,124
Commercial mortgage-backed securities	937,514	27,360	(22,070)	942,804	—
Other asset-backed securities	947,236	14,798	(39,122)	922,912	(112)
U.S. government-related securities	1,160,068	41,132	(25,033)	1,176,167	—
Other government-related securities	62,795	2,891	(1)	65,685	—
States, municipals, and political subdivisions	1,191,740	149,937	(3,987)	1,337,690	—
Corporate bonds	18,680,975	1,648,181	(294,310)	20,034,846	—
	24,512,417	1,939,543	(399,617)	26,052,343	3,012
Equity securities	388,664	7,906	(13,098)	383,472	(786)
Short-term investments	79,445	—	—	79,445	—
	$24,980,526	$1,947,449	$(412,715)	$26,515,260	$2,226
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,766,260	$92,417	$(19,347)	$1,839,330	$(406)
Commercial mortgage-backed securities	797,844	72,577	(598)	869,823	—
Other asset-backed securities	1,023,649	12,788	(61,424)	975,013	(241)
U.S. government-related securities	1,097,501	71,536	(591)	1,168,446	—
Other government-related securities	93,565	7,258	(45)	100,778	—
States, municipals, and political subdivisions	1,188,019	255,898	(264)	1,443,653	—
Corporate bonds	17,687,164	2,726,858	(48,395)	20,365,627	(5,488)
	23,654,002	3,239,332	(130,664)	26,762,670	(6,135)
Equity securities	352,272	11,881	(9,993)	354,160	—
Short-term investments	97,852	—	—	97,852	—
	$24,104,126	$3,251,213	$(140,657)	$27,214,682	$(6,135)

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of June 30, 2013 and December 31, 2012, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
2013
Fixed maturities:
Other	$335,000	$—	$(1,229)	$333,771	$—
	$335,000	$—	$(1,229)	$333,771	$—
2012
Fixed maturities:
Other	$300,000	$19,163	$—	$319,163	$—
	$300,000	$19,163	$—	$319,163	$—

As of June 30, 2013 and December 31, 2012, the Company had an additional $2.9 billion and $3.0 billion of fixed maturities, $22.4 million and $19.6 million of equity securities, and $91.6 million and $118.9 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of June 30, 2013, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$543,650	$550,573	$—	$—
Due after one year through five years	4,158,767	4,525,841	—	—
Due after five years through ten years	6,813,502	7,070,266	—	—
Due after ten years	12,996,498	13,905,663	335,000	333,771
	$24,512,417	$26,052,343	$335,000	$333,771

During the three and six months ended June 30, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $1.8 million and $3.1 million, of which $0.7 million and $1.0 million related to debt securities and $1.1 million and $2.1 million related to equity securities, respectively. Credit impairments recorded in earnings during the three and six months ended June 30, 2013 were $4.0 million and $8.6 million, respectively. During the three and six months ended June 30, 2013, $2.2 million and $5.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses, respectively. For the three and six months ended June 30, 2013, there were no other-than-temporary impairments related to debt securities or equity securities that the Company intended to sell or expected to be required to sell.

During the three and six months ended June 30, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $13.6 million and $47.7 million, respectively, all of which were related to debt securities. Of the $13.6 million of impairments for the three months ended June 30, 2012, $13.4 million was recorded in earnings and $0.2 million was recorded in other comprehensive income (loss). Of the $47.7 million of impairments for the six months ended June 30, 2012, $32.0 million was recorded in earnings and $15.7 million was recorded in other comprehensive income (loss).

There were no impairments related to equity securities for the three and six months ended June 30, 2012, and there were no other-than-temporary impairments related to debt securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on debt securities held by the Company for which a portion of other-than-temporary impairments were recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Beginning balance	$62,914	$87,942	$121,237	$69,476
Additions for newly impaired securities	618	3,619	1,615	19,307
Additions for previously impaired securities	1,568	9,333	3,054	12,111
Reductions for previously impaired securities due to a change in expected cash flows	(6,049)	—	(66,855)	—
Reductions for previously impaired securities that were sold in the current period	(7,237)	—	(7,237)	—
Ending balance	$51,814	$100,894	$51,814	$100,894

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$212,558	$(8,635)	$132,257	$(6,459)	$344,815	$(15,094)
Commercial mortgage-backed securities	465,172	(21,794)	6,816	(276)	471,988	(22,070)
Other asset-backed securities	119,661	(7,234)	548,015	(31,888)	667,676	(39,122)
U.S. government-related securities	594,696	(25,033)	—	—	594,696	(25,033)
Other government-related securities	20,000	(1)	—	—	20,000	(1)
States, municipalities, and political subdivisions	65,302	(3,987)	—	—	65,302	(3,987)
Corporate bonds	4,016,559	(273,005)	180,442	(21,305)	4,197,001	(294,310)
Equities	191,639	(6,159)	23,296	(6,939)	214,935	(13,098)
	$5,685,587	$(345,848)	$890,826	$(66,867)	$6,576,413	$(412,715)

RMBS have a gross unrealized loss greater than twelve months of $6.5 million as of June 30, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $31.9 million as of June 30, 2013. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category has gross unrealized losses less than and greater than twelve months of $273.0 million and $21.3 million, respectively, as of June 30, 2013. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $6.9 million as of June 30, 2013. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

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

As of June 30, 2013, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.4 billion and had an amortized cost of $1.4 billion. In addition, included in the Company’s trading portfolio, the Company held $356.5 million of securities which were rated below investment grade. Approximately $422.3 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Fixed maturities	$(852,157)	$340,397	$(1,019,682)	$359,860
Equity securities	(8,391)	(1,411)	(4,602)	3,695

Variable Interest Entities

The Company holds certain investments in entities in which its ownership interests could possibly be considered variable interests under Topic 810 of the FASB ASC (excluding debt and equity securities held as trading, available-for-sale, or held-to-maturity). The Company reviews the characteristics of each of these applicable entities and compares those characteristics to applicable criteria to determine whether the entity is a Variable Interest Entity (“VIE”).  If the entity is determined to be a VIE, the Company then performs a detailed review to determine whether the interest would be considered a variable interest under the guidance. The Company then performs a qualitative review of all variable interests with the entity and determines whether the Company is the primary beneficiary. ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has 1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and 2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that continued to be classified as a VIE as of June 30, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 6, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider.

4.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of June 30, 2013, the Company’s mortgage loan holdings were approximately $4.8 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The

Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $106.1 million would become due for the remainder of 2013, $1.3 billion in 2014 through 2018, $581.3 million in 2019 through 2023, and $173.7 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2013 and December 31, 2012, approximately $705.7 million and $817.3 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and six month period ended June 30, 2013, the Company recognized $5.8 million and $9.2 million of participating mortgage loan income, respectively.

As of June 30, 2013, approximately $16.0 million, or 0.04%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of June 30, 2013, $13.8 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. The Company did not foreclose any nonperforming loans during the six months ended June 30, 2013.

As of June 30, 2013, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ended June 30, 2013. The Company did not foreclose on any nonperforming loans during the six months ended June 30, 2013.

As of June 30, 2013 and December 31, 2012, the Company had an allowance for mortgage loan credit losses of $7.0 million and $2.9 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	June 30, 2013	December 31, 2012
	(Dollars In Thousands)
Beginning balance	$2,875	$4,975
Charge offs	(2,292)	(8,340)
Recoveries	(374)	(628)
Provision	6,826	6,868
Ending balance	$7,035	$2,875

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of June 30, 2013.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$28,707	$1,406	$14,642	$44,755
Number of delinquent commercial mortgage loans	7	1	5	13

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of June 30, 2013 and December 31, 2012:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2013
Commercial mortgage loans:
With no related allowance recorded	$14,840	$14,797	$—	$2,473	$—	$17
With an allowance recorded	35,145	35,166	7,035	5,021	561	489
2012
Commercial mortgage loans:
With no related allowance recorded	$13,044	$14,419	$—	$2,609	$53	$69
With an allowance recorded	13,927	13,927	2,875	3,482	154	154

5.                                      GOODWILL

During the six months ended June 30, 2013, the Company decreased its goodwill balance by approximately $1.5 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2013 on the portion of tax goodwill in excess of GAAP basis goodwill. As of June 30, 2013, the Company had an aggregate goodwill balance of $82.2 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2012, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the six months ended June 30, 2013, no events occurred which indicate an impairment should be recorded or which would invalidate the previous results of the Company’s impairment assessment.

While adverse market conditions for certain businesses may have a significant impact on the fair value of the Company’s reporting units, in the Company’s view, the key assumptions used in its estimates of fair value of its reporting units continue to be adequate.

6.                                      DEBT AND OTHER OBLIGATIONS

The Company has access to a Credit Facility that provides the Company and PLC the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2013. The Company did not have an outstanding balance under the Credit Facility as of June 30, 2013. PLC had an outstanding balance of $360.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of June 30, 2013.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of June 30, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at a fixed rate of 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of June 30, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2013, securities related to $269.9 million of the outstanding balance of the non-recourse funding obligations was held by external parties, securities related to $72.0 million of the non-recourse funding obligations was held by nonconsolidated affiliates, and $233.1 million was held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the holders of the non-recourse funding obligations cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the non-recourse funding obligations). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V and Red Mountain, wholly owned subsidiaries of the Company, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, West Coast Life Insurance Company (“WCL”). Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of June 30, 2013, the principal balance of the Red Mountain note was $335 million. In connection with the transaction, PLC has entered into certain support agreements under which it guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain.

In connection with the transaction outlined above, Golden Gate V had a $335 million outstanding non-recourse funding obligation as of June 30, 2013. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of June 30, 2013, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(1)	$800,000	2037	n/m
Golden Gate II Captive Insurance Company	341,900	2052	1.13%
Golden Gate V Vermont Captive Insurance Company	335,000	2037	6.25%
Total	$1,476,900

(1)  The weighted average rate is not meaningful as these are fixed rate obligations.

During the six months ended June 30, 2013, the Company repurchased $5.0 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $1.3 million pre-tax gain for the Company. During the six months ended June 30, 2012, the Company repurchased $91.7 million of its outstanding non-recourse funding obligations, at a discount.  These repurchases resulted in a $29.3 million pre-tax gain. These gains are recorded in other income in the consolidated condensed statements of income.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provided for net settlement in the event of default or on termination of the agreements. As of June 30, 2013, the fair value of securities pledged under the repurchase program was $356.1 million and the repurchase obligation of $340.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 8 basis points). During the six months ended June 30, 2013, the maximum balance outstanding at any one point in time related to these programs was $645.1 million. The average daily balance was $423.9 million (at an average borrowing rate of 12 basis points) during the six months ended June 30, 2013. As of December 31, 2012, the Company had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

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

The Company has received notice from two third party auditors that the Company, as well as certain of its insurance affiliates and certain other insurance companies for which the Company has co-insured blocks of life insurance and annuity products, will be audited for compliance with the unclaimed property laws of a number of states. The audits are being conducted on behalf of the treasury departments in such states. The focus of the audits is on whether there have been unreported deaths, maturities, or policies that have exceeded limiting age with respect to which death benefits or other payments under life insurance or annuity policies should be treated as unclaimed property that should be escheated to the state. The Company has recorded a reserve with respect to life insurance policies and certain co-insured blocks of life insurance policies issued by other companies in connection with these pending audits. The Company does not consider the amount of this reserve to be material to the Company’s financial condition or results of operations. With respect to a separate block of life insurance policies that is co-insured by the Company, the Company is presently unable to estimate the reasonably possible loss or range of loss due to a number of factors, including uncertainty as to the legal theory or theories that may give rise to liability, uncertainty as to whether the Company or other companies are responsible for the liabilities, if any, arising in connection with such policies, the distinct characteristics of this co-insured block of policies which differentiate it from the blocks of life insurance policies for which the Company has recorded a reserve, and the early stages of the audits being conducted. The Company will continue to monitor the matter for any developments that would make the loss contingency associated with this block of co-insured policies probable or reasonably estimable.

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

8.                                      STOCK-BASED COMPENSATION

During the six months ended June 30, 2013, 298,500 performance shares with an estimated fair value of $9.3 million were awarded. The criteria for payment of the 2013 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.5%, the award maximum is earned. Awards are paid in shares of PLC’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 141,000 restricted stock units for the six months ended June 30, 2013. These awards had a total fair value at grant date of $4.4 million. Approximately half of these restricted stock units vest in 2016, and the remainder vest in 2017. These awards have been recorded as equity-classified awards for the period ended June 30, 2013.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2012	$22.15	1,641,167
SARs granted	—	—
SARs exercised / forfeited	25.68	(132,849)
Balance at June 30, 2013	$21.84	1,508,318

PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR. There were no SARs issued for the six months ended June 30, 2013.

9.                                      EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,708	$2,561	$5,416	$5,122
Interest cost on projected benefit obligation	2,553	2,604	5,106	5,208
Expected return on plan assets	(2,759)	(2,673)	(5,518)	(5,346)
Amortization of prior service cost/(credit)	(95)	(95)	(190)	(190)
Amortization of actuarial losses	2,729	2,175	5,458	4,350
Total benefit cost	$5,136	$4,572	$10,272	$9,144

During the six months ended June 30, 2013, PLC contributed $2.3 million to its defined benefit pension plan for the 2013 plan year. During July of 2013, PLC contributed an additional $2.3 million to the defined benefit pension plan for the 2013 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

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

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the six months ended June 30, 2013, was immaterial to the Company’s financial statements.

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(921,427)	(117)	(921,544)
Other comprehensive income relating to other- than-temporary impaired investments for which a portion has been recognized in earnings	5,435	—	5,435
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(16,493)	700	(15,793)
Net current-period other comprehensive income (loss)	(932,485)	583	(931,902)
Ending Balance, June 30, 2013	$882,135	$(2,913)	$879,222

(1) See Reclassification table below for details.

The following table summarizes the reclassifications amounts out of AOCI for the three and six months ended June 30, 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components

For The Three Months Ended June 30, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(580)	Benefits and settlement expenses, net of reinsurance ceded
	(580)	Total before tax
	203	Tax (expense) or benefit
	$(377)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$21,658	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(4,000)	Net impairment losses recognized in earnings
	17,658	Total before tax
	(6,180)	Tax (expense) or benefit
	$11,478	Net of tax

(1) See Note 14, Derivative Financial Instruments, for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components

For The Six Months Ended June 30, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,077)	Benefits and settlement expenses, net of reinsurance ceded
	(1,077)	Total before tax
	377	Tax (expense) or benefit
	$(700)	Net of tax
Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$33,957	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(8,584)	Net impairment losses recognized in earnings
	25,373	Total before tax
	(8,880)	Tax (expense) or benefit
	$16,493	Net of tax

(1) See Note 14, Derivative Financial Instruments, for additional information.

11.                               INCOME TAXES

There have been no material changes to the balance of unrecognized tax benefits where such benefits impacted earnings for the six months ended June 30, 2013.

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

The Company believes that it is possible that in the next 12 months approximately $16 million of these unrecognized tax benefits will be reduced due to the expected closure of the aforementioned Appeals process. In general, this closure would represent the Company’s possible successful negotiation of certain issues, coupled with its payment of the assessed taxes on the remaining issues.

The Company used its estimate of its annual 2013 and 2012 income in computing its effective income tax rates for the three and six months ended June 30, 2013 and 2012. The effective tax rates for the three and six months ended June 30, 2013 were 32.8% and 32.8%, respectively, and 30.3% and 31.2% for the three and six months ended June 30, 2012, respectively.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of June 30, 2013.

12.          RELATED PARTY TRANSACTIONS

As of March 31, 2013, Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of the Company. On April 1, 2013, the Company paid to its parent, PLC, a dividend that consisted of all outstanding stock of Shades Creek. The Company will continue to reinsure certain guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum death benefits (“GMDB”) riders to Shades Creek, which includes a funds withheld account that is considered a derivative. For more information related to the derivative, refer to Note 13, Fair Value of Financial Instruments and Note 14, Derivative Financial Instruments. For cash flow purposes, portions of the dividend were treated as non-cash transactions.

The following balances from Shades Creek’s balance sheet as of March 31, 2013, with the exception of cash, were excluded from the Company’s cash flow statement for the six months ended June 30, 2013.

As of
March 31, 2013
(Dollars In Thousands)

Assets
Other long-term investments	$34,093
Short-term investments	745
Total investments	34,838
Cash	44,963
Accounts and premiums receivable	16,036
Deferred policy acquisition cost	123,847
Other assets	48,953
Total assets	$268,637

Liabilities
Future policy benefits and claims	$1,626
Other liabilities	178,321
Deferred income taxes	2,459
Total liabilities	182,406
Total equity	86,231
Total liabilities and equity	$268,637

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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,558,177	$14,062	$1,572,239
Commercial mortgage-backed securities	—	942,804	—	942,804
Other asset-backed securities	—	346,516	576,396	922,912
U.S. government-related securities	1,027,622	148,545	—	1,176,167
State, municipalities, and political subdivisions	—	1,333,415	4,275	1,337,690
Other government-related securities	—	45,685	20,000	65,685
Corporate bonds	206	19,839,745	194,895	20,034,846
Total fixed maturity securities - available-for-sale	1,027,828	24,214,887	809,628	26,052,343

Fixed maturity securities - trading
Residential mortgage-backed securities	—	333,246	1,582	334,828
Commercial mortgage-backed securities	—	171,011	—	171,011
Other asset-backed securities	—	89,622	168,851	258,473
U.S. government-related securities	204,785	1,581	—	206,366
State, municipalities, and political subdivisions	—	263,675	3,500	267,175
Other government-related securities	—	57,155	—	57,155
Corporate bonds	—	1,552,433	5,092	1,557,525
Total fixed maturity securities - trading	204,785	2,468,723	179,025	2,852,533
Total fixed maturity securities	1,232,613	26,683,610	988,653	28,904,876
Equity securities	305,309	35,019	65,527	405,855
Other long-term investments (1)	69,584	58,499	47,838	175,921
Short-term investments	161,989	9,021	—	171,010
Total investments	1,769,495	26,786,149	1,102,018	29,657,662
Cash	130,860	—	—	130,860
Assets related to separate accounts
Variable annuity	11,162,856	—	—	11,162,856
Variable universal life	620,429	—	—	620,429
Total assets measured at fair value on a recurring basis	$13,683,640	$26,786,149	$1,102,018	$41,571,807

Liabilities:
Annuity account balances(2)	$—	$—	$114,614	$114,614
Other liabilities (1)	5,482	182,450	256,776	444,708
Total liabilities measured at fair value on a recurring basis	$5,482	$182,450	$371,390	$559,322

(1) Includes certain freestanding and embedded derivatives.

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

(1) Includes certain freestanding and embedded derivatives.

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the six months ended June 30, 2013.

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

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of June 30, 2013, the Company held $3.4 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of June 30, 2013, the Company held $760.9 million of Level 3 ABS, which included $170.4 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of June 30, 2013, the Company classified approximately $23.2 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of June 30, 2013, the Company classified approximately $227.8 million of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of June 30, 2013, the Company held approximately $100.5 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of June 30, 2013, 71.9% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

Derivative instruments classified as Level 1 generally include futures and puts, which are traded on active exchange markets.

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

The embedded derivatives are carried at fair value in “other long-term investments” and “other liabilities” on the Company’s consolidated balance sheet. The changes in fair value are recorded in earnings as “Realized investment gains (losses) — Derivative financial instruments”. Refer to Note 14, Derivative Financial Instruments for more information related to each embedded derivatives gains and losses.

The fair value of the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality that is consistent with 57% of the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using  current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective).  For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified for company experience. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter.  Policyholder assumptions are reviewed on an annual basis.  As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

The Company has assumed and ceded certain blocks of policies under modified coinsurance agreements in which the investment results of the underlying portfolios inure directly to the reinsurers. As a result, these agreements contain embedded derivatives that are reported at fair value. Changes in their fair value are reported in earnings. The investments supporting these agreements are designated as “trading securities”; therefore changes in their fair value are also reported in earnings. The fair value of the embedded derivative is the difference between the policy liabilities (net of policy loans) of $2.6 billion and the fair value of the trading securities of $2.9 billion. As a result, changes in the fair value of the embedded derivatives are largely offset by the changes in fair value of the related investments and each are reported in earnings. The fair value of the embedded derivative is considered a Level 3 valuation due to the unobservable nature of the policy liabilities.

Certain of the Company’s subsidiaries have entered into interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.  These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of June 30, 2013 was $3.5 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 14, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. The fair value of this derivative as of June 30, 2013 was $1.4 million. The assessment of required payments from PLC under the Interest Support Agreement occurs annually.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of June 30, 2013 was $1.7 million.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of June 30, 2013, was approximately $0.4 million.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement.

Annuity account balances

The Company records certain of its FIA reserves at fair value. The fair value is considered a Level 3 valuation. The FIA valuation model calculates the present value of future benefit cash flows less the projected future profits to quantify the net liability that is held as a reserve. This calculation is done using multiple risk neutral stochastic equity scenarios. The cash flows are discounted using LIBOR plus a credit spread. Best estimate assumptions are used for partial withdrawals, lapses, expenses and asset earned rate with a risk margin applied to each. These assumptions are reviewed at least annually as a part of the formal unlocking process. If an event were to occur within a quarter that would make the assumptions unreasonable, the assumptions would be reviewed within the quarter.

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for June 30, 2013, ranged from a one month rate of 0.39%, a 5 year rate of 2.65%, and a 30 year rate of 4.91%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	June 30, 2013	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$576,396	Discounted cash flow	Liquidity premium Paydown rate	0.43% - 1.46% (0.68%) 8.24% - 14.48% (12.41%)
Other government-related securities	20,000	Discounted cash flow	Spread over treasury	(0.22%)
Corporate bonds	199,987	Discounted cash flow	Spread over treasury	0.37% - 7.25% (2.94%)
Embedded derivatives - GMWB(1)	14,556	Actuarial cash flow model	Mortality Lapse Utilization Nonperformance risk	57% of 1994 MGDB table 0% - 24%, depending on product/duration/funded status of guarantee 93% - 100% 0.20% - 1.46%
Liabilities:
Annuity account balances(2)	$114,614	Actuarial cash flow model	Asset earned rate Expenses Withdrawal rate Mortality Lapse Return on assets Nonperformance risk	5.81% $88 - $108 per policy 2.20% 57% of 1994 MGDB table 2.2% - 45.0%, depending on duration/surrender charge period 1.50% - 1.85% depending on surrender charge period 0.20% - 1.46%
Embedded derivative - FIA	1,126	Actuarial cash flow model	Expenses Withdrawal rate Mortality	0.20% 1.1% - 4.5% depending on duration and tax qualification 51% - 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.20% - 1.46%

(1)             The fair value for the GMWB embedded derivative is presented as a net asset for the purposes of this chart. Excludes modified coinsurance agreements.

(2)             Represents liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of June 30, 2013, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $168.8 million of financial instruments, all asset backed securities, being classified as Level 3 as of June 30, 2013.

In certain cases the Company has determined that book value materially approximates fair value. As of June 30, 2013, the Company held $88.9 million of financial instruments where book value approximates fair value.  Of the $88.9 million, $65.5 million represents equity securities, which are predominantly FHLB stock, and $23.4 million of other fixed maturity securities.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2012	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$596,143	Discounted cash flow	Liquidity premium Paydown rate	0.72% - 1.68% (1.29%) 8.51% - 18.10% (11.40%)
Other government-related securities	20,011	Discounted cash flow	Spread over treasury	(0.30%)
Corporate bonds	168,007	Discounted cash flow	Spread over treasury	0.92% - 7.75% (3.34%)
Liabilities:
Embedded derivatives - GMWB(1)	$169,041	Actuarial cash flow model	Mortality Lapse Utilization Nonperformance risk	57% of 1994 MGDB table 0% - 24%, depending on product/duration/funded status of guarantee 93% - 100% 0.09% - 1.34%
Annuity account balances(2)	129,468	Actuarial cash flow model	Asset earned rate Expenses Withdrawal rate Mortality Lapse Return on assets Nonperformance risk	5.81% $88 - $108 per policy 2.20% 57% of 1994 MGDB table 2.2% - 45.0%, depending on duration/surrender charge period 1.50% - 1.85% depending on surrender charge period 0.09% - 1.34%

(1)             The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance agreements.

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

The fair value of corporate bonds classified as Level 3 is sensitive to changes in the interest rate spread over the corresponding U.S. Treasury rate. This spread represents a risk premium that is impacted by company specific and market factors. An increase in the spread can be caused by a perceived increase in credit risk of a specific issuer and/or an increase in the overall market risk premium associated with similar securities. The fair values of corporate bonds are sensitive to changes in spread. When holding the treasury rate constant, the fair value of corporate bonds increases when spreads decrease, and decreases when spreads increases.

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

The fair value of the FIA embedded derivative is predominantly impacted by observable inputs such as discount rates and equity returns. However, the fair value of the FIA embedded derivative is sensitive to non-performance risk. The value of the liability increases with decreases in the discount rate and non-performance risk and decreases with increases in the discount rate and non-performance risk. The value of the liability increases with increases in equity returns and the liability decreases with a decrease in equity returns.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$(337)	$14,349	$—	$—	$—	$46	$—	$14,062	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	560,668	—	43,744	—	—	13,162	(41,377)	—	—	—	199	576,396	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,003	—	1	—	—	—	—	—	—	—	(4)	20,000	—
Corporate bonds	124,555	116	81	—	(7,682)	18,275	(3,113)	—	—	62,330	333	194,895	—
Total fixed maturity securities - available-for-sale	709,505	116	43,826	—	(8,019)	45,786	(44,490)	—	—	62,376	528	809,628	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	1,582	—	—	—	—	—	1,582	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	71,383	1,389	—	(2,610)	—	105,830	(9,953)	—	—	2,210	602	168,851	511
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	3,500	—	—	—	—	—	3,500	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	5,112	—	—	(23)	—	—	—	—	—	—	3	5,092	(23)
Total fixed maturity securities - trading	76,495	1,389	—	(2,633)	—	110,912	(9,953)	—	—	2,210	605	179,025	488
Total fixed maturity securities	786,000	1,505	43,826	(2,633)	(8,019)	156,698	(54,443)	—	—	64,586	1,133	988,653	488
Equity securities	65,527	—	—	—	—	—	—	—	—	—	—	65,527	—
Other long-term investments(1)	70,404	21,641	—	(10,114)	—	—	—	—	—	—	(34,093)	47,838	11,527
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	921,931	23,146	43,826	(12,747)	(8,019)	156,698	(54,443)	—	—	64,586	(32,960)	1,102,018	12,015
Total assets measured at fair value on a recurring basis	$921,931	$23,146	$43,826	$(12,747)	$(8,019)	$156,698	$(54,443)	$—	$—	$64,586	$(32,960)	$1,102,018	$12,015

Liabilities:
Annuity account balances(2)	$123,681	$—	$—	$(1,686)	$—	$—	$—	$65	$10,818	$—	$—	$114,614	$—
Other liabilities(1)	539,814	153,664	—	(5,131)	—	—	—	—	—	—	134,505	256,776	148,533
Total liabilities measured at fair value on a recurring basis	$663,495	$153,664	$—	$(6,817)	$—	$—	$—	$65	$10,818	$—	$134,505	$371,390	$148,533

(1) Represents certain freestanding and embedded derivatives.

(2) Represents liabilities related to fixed indexed annuities.

For the three months ended June 30, 2013, $64.6 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2013.

For the three months ended June 30, 2013, there were no transfers out of Level 3.

For the three months ended June 30, 2013, there were no transfers from Level 2 to Level 1.

For the three months ended June 30, 2013, there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended June 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	587,613	—	4,026	—	(6,969)	—	—	—	—	—	(29)	584,641	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,006	—	18	—	—	—	—	—	—	—	(4)	20,020	—
Corporate bonds	137,940	—	1,666	—	(683)	—	(1,956)	—	—	35,058	120	172,145	—
Total fixed maturity securities - available-for-sale	749,838	—	5,710	—	(7,652)	—	(1,956)	—	—	35,058	87	781,085	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	54,961	32	—	(588)	—	13,342	(3,266)	—	—	—	578	65,059	(555)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	1	—	—	—	—	—	—	—	—	113	—	114	—
Total fixed maturity securities - trading	54,962	32	—	(588)	—	13,342	(3,266)	—	—	113	578	65,173	(555)
Total fixed maturity securities	804,800	32	5,710	(588)	(7,652)	13,342	(5,222)	—	—	35,171	665	846,258	(555)
Equity securities	70,719	—	25	—	(949)	—	—	—	—	—	—	69,795	—
Other long-term investments(1)	32,176	600	—	(7,461)	—	—	—	—	—	—	—	25,315	(6,861)
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	907,695	632	5,735	(8,049)	(8,601)	13,342	(5,222)	—	—	35,171	665	941,368	(7,416)
Total assets measured at fair value on a recurring basis	$907,695	$632	$5,735	$(8,049)	$(8,601)	$13,342	$(5,222)	$—	$—	$35,171	$665	$941,368	$(7,416)

Liabilities:
Annuity account balances(2)	$137,238	$—	$—	$(1,143)	$—	$—	$—	$103	$3,887	$—	$—	$134,597	$—
Other liabilities(1)	389,812	8,748	—	(135,523)	—	—	—	—	—	—	—	516,587	(126,775)
Total liabilities measured at fair value on a recurring basis	$527,050	$8,748	$—	$(136,666)	$—	$—	$—	$103	$3,887	$—	$—	$651,184	$(126,775)

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$(337)	$14,349	$—	$—	$—	$46	$—	$14,062	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	596,143	—	43,756	—	(27,548)	13,162	(50,386)	—	—	1,227	42	576,396	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,011	—	1	—	(3)	—	—	—	—	—	(9)	20,000	—
Corporate bonds	167,892	116	1,011	—	(10,046)	18,275	(45,184)	—	—	62,330	501	194,895	—
Total fixed maturity securities - available-for-sale	788,325	116	44,768	—	(37,934)	45,786	(95,570)	—	—	63,603	534	809,628	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	1,582	—	—	—	—	—	1,582	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	4,797	—	(2,869)	—	105,830	(12,776)	—	—	2,210	1,124	168,851	3,779
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	3,500	—	—	—	—	—	3,500	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	(23)	—	—	(17)	—	—	5,013	3	5,092	6
Total fixed maturity securities - trading	70,650	4,798	—	(2,892)	—	110,912	(12,793)	—	—	7,223	1,127	179,025	3,785
Total fixed maturity securities	858,975	4,914	44,768	(2,892)	(37,934)	156,698	(108,363)	—	—	70,826	1,661	988,653	3,785
Equity securities	65,527	—	—	—	—	—	—	—	—	—	—	65,527	—
Other long-term investments(1)	48,655	47,259	—	(13,983)	—	—	—	—	—	—	(34,093)	47,838	33,276
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	973,157	52,173	44,768	(16,875)	(37,934)	156,698	(108,363)	—	—	70,826	(32,432)	1,102,018	37,061
Total assets measured at fair value on a recurring basis	$973,157	$52,173	$44,768	$(16,875)	$(37,934)	$156,698	$(108,363)	$—	$—	$70,826	$(32,432)	$1,102,018	$37,061

Liabilities:
Annuity account balances(2)	$129,468	$—	$—	$(3,686)	$—	$—	$—	$201	$18,741	$—	$—	$114,614	$—
Other liabilities(1)	611,437	238,210	—	(18,054)	—	—	—	—	—	—	134,505	256,776	220,156
Total liabilities measured at fair value on a recurring basis	$740,905	$238,210	$—	$(21,740)	$—	$—	$—	$201	$18,741	$—	$134,505	$371,390	$220,156

(1) Represents certain freestanding and embedded derivatives.

(2) Represents liabilities related to fixed indexed annuities.

For the six months ended June 30, 2013, $70.8 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of June 30, 2013. All transfers are recognized as of the end of the period.

For the six months ended June 30, 2013, there were no transfers out of Level 3.

For the six months ended June 30, 2013, there were no transfers from Level 2 to Level 1.

For the six months ended June 30, 2013, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the six months ended June 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed
securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	614,813	294	4,519	—	(20,898)	—	(13,850)	—	—	—	(237)	584,641	—
U.S. government-related securities	15,000	—	—	—	(1)	—	(15,000)	—	—	—	1	—	—
States, municipals, and political subdivisions	—	—	—	—	—	4,275	—	—	—	—	—	4,275	—
Other government-related securities	—	—	18	—	(16)	20,023	—	—	—	—	(5)	20,020	—
Corporate bonds	119,565	—	1,849	—	(1,910)	4	(2,095)	—	—	54,612	120	172,145	—
Total fixed maturity securities - available-for-sale	749,385	294	6,386	—	(22,825)	24,302	(30,948)	—	—	54,612	(121)	781,085	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	478	—	(757)	—	41,047	(5,074)	—	—	—	1,022	65,059	(278)
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	1	—	—	—	113	—	114	—
Total fixed maturity securities - trading	28,343	478	—	(757)	—	41,048	(5,074)	—	—	113	1,022	65,173	(278)
Total fixed maturity securities	777,728	772	6,386	(757)	(22,825)	65,350	(36,022)	—	—	54,725	901	846,258	(278)
Equity securities	70,080	—	661	—	(950)	4	—	—	—	—	—	69,795	—
Other long-term investments(1)	19,103	13,673	—	(7,461)	—	—	—	—	—	—	—	25,315	6,212
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	866,911	14,445	7,047	(8,218)	(23,775)	65,354	(36,022)	—	—	54,725	901	941,368	5,934
Total assets measured at fair value on a recurring basis	$866,911	$14,445	$7,047	$(8,218)	$(23,775)	$65,354	$(36,022)	$—	$—	$54,725	$901	$941,368	$5,934

Liabilities:
Annuity account balances(2)	$136,462	$—	$—	$(4,217)	$—	$—	$—	$428	$6,510	$—	$—	$134,597	$—
Other liabilities(1)	437,613	56,549	—	(135,523)	—	—	—	—	—	—	—	516,587	(78,974)
Total liabilities measured at fair value on a recurring basis	$574,075	$56,549	$—	$(139,740)	$—	$—	$—	$428	$6,510	$—	$—	$651,184	$(78,974)

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		June 30, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
	(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$4,772,134	$5,308,677	$4,948,625	$5,723,579
Policy loans	3	855,780	855,780	865,391	865,391
Fixed maturities, held-to-maturity(1)	3	335,000	333,772	300,000	319,163

Liabilities:
Stable value product account balances	3	$2,579,172	$2,579,483	$2,510,559	$2,534,094
Annuity account balances	3	10,509,829	10,137,230	10,658,463	10,525,702

Debt:
Non-recourse funding obligations(2)	3	$1,476,900	$1,418,178	$1,446,900	$1,357,290

Except as noted below, fair values were estimated using quoted market prices.

(1)     Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)     Of this carrying amount $335.0 million, fair value of $297.9 million, as of June 30, 2013, and $300 million, fair value of $297.6 million, as of December 31, 2012,  relates to non-recourse funding obligations issued by Golden Gate V.

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

Non-recourse funding obligations

The Company estimates the fair value of its non-recourse funding obligations using internal discounted cash flow models. The discount rates used in the model were based on a current market yield for similar financial instruments.

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

Accounting for Derivative Instruments

The Company records its derivative financial instruments in the consolidated condensed balance sheet in “other long-term investments” and “other liabilities” in accordance with GAAP, which requires that all derivative instruments be recognized in the balance sheet at fair value. The change in the fair value of derivative financial instruments is reported either in the statement of income or in other comprehensive income (loss), depending upon whether it qualified  for and also has been properly identified as being part of a hedging relationship, and also on the type of hedging relationship that exists.

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

•                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are equal to the amounts that are paid on the agreements.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

Derivatives related to variable annuity contracts

•                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held during the three and six months ended June 30, 2013.

•                  The Company uses equity options and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility.

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

•                  The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the GMWB and GMDB riders. The economic performance of derivatives in the funds withheld account is ceded to Shades Creek. The funds withheld account is accounted for as a derivative financial instrument.

Other Derivatives

•                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities.

•                  The Company purchased interest rate caps during 2011 to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress.

•                  Certain of the Company’s subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC. The Company entered into two separate portfolio maintenance agreements in October 2012.

•                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

•                  The Company recognized insignificant losses for the three and six months ended June 30, 2013 related to the embedded derivative associated with the FIA product. The Company did not hold these products during the three and six months ended June 30, 2012.

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

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(7,654)	$69,196	$(24,138)	$35,790
Equity futures - VA	(4,036)	(220)	(27,261)	(25,319)
Currency futures - VA	(112)	1,764	7,971	780
Volatility futures - VA	—	343	—	(132)
Variance swaps - VA	2,214	1,063	(8,219)	(821)
Equity options - VA	(8,131)	3,153	(36,537)	(20,719)
Interest rate swaptions - VA	1,639	8,831	(2,463)	5,312
Interest rate swaps - VA	(89,722)	5,954	(106,278)	3,826
Embedded derivative - GMWB	25,939	(85,456)	106,314	(35,289)
Funds withheld derivative	9,837	—	9,837	—
Total derivatives related to variable annuity contracts	(70,026)	4,628	(80,774)	(36,572)
Embedded derivative - Modco reinsurance treaties	144,998	(48,679)	161,773	(37,973)
Embedded derivative - FIA	(41)	—	(41)	—
Interest rate swaps	1,909	(2,916)	2,912	(879)
Interest rate caps	—	(351)	—	(2,515)
Derivatives with PLC(1)	(9,751)	500	(13,529)	500
Other derivatives	(498)	(950)	(143)	(238)
Total realized gains (losses) - derivatives	$66,591	$(47,768)	$70,198	$(77,677)

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

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	June 30, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	225,000	3,658	355,000	6,532
Variance swaps	1,300	834	500	406
Derivatives with PLC(1)	1,442,128	3,535	1,404,750	17,064
Embedded derivative - Modco reinsurance treaties	45,580	1,069	30,244	1,330
Embedded derivative - GMWB	1,274,129	43,234	1,640,075	30,261
Equity futures	43,543	637	147,581	595
Currency futures	152,545	3,258	15,944	784
Interest rate caps	—	—	3,000,000	—
Equity options	1,211,937	93,124	573,493	61,833
Interest rate swaptions	625,000	26,253	400,000	11,370
Other	224	319	224	253
	$5,021,386	$175,921	$7,567,811	$130,428
Other liabilities
Cash flow hedges:
Inflation	$182,965	$4,429	$182,965	$5,027
Derivatives not designated as hedging instruments:
Interest rate swaps	1,500,000	111,748	400,000	10,025
Variance swaps	—	—	2,675	12,198
Embedded derivative - Modco reinsurance treaties	2,610,999	249,873	2,655,134	411,907
Funds withheld derivative	1,107,501	66,273	—	—
Embedded derivative - GMWB	288,009	5,777	5,253,961	199,530
Embedded derivative - FIA	19,547	1,126	—	—
Interest rate futures	246,042	3,674	893,476	13,970
Equity futures	120,665	711	152,364	3,316
Currency futures	—	—	131,979	1,901
Equity options	32,125	1,097	—	—
	$6,107,853	$444,708	$9,672,554	$657,874

(1)These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2013
Inflation	$(4,589)	$(580)	$(558)
Total	$(4,589)	$(580)	$(558)

For The Six Months Ended June 30, 2013
Inflation	$(180)	$(1,077)	$(190)
Total	$(180)	$(1,077)	$(190)

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended June 30, 2012
Interest rate	$(2)	$(858)	$—
Inflation	(7,068)	(113)	(870)
Total	$(7,070)	$(971)	$(870)

For The Six Months Ended June 30, 2012
Interest rate	$(75)	$(1,712)	$—
Inflation	1,209	67	(224)
Total	$1,134	$(1,645)	$(224)

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $2.3 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of June 30, 2013, the Company had posted cash and securities (at fair value) as collateral of approximately $60.3 million and $52.3 million, respectively. As of June 30, 2013, the Company received $1.0 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized investment gains (losses) - all other investments

	For The Three Months Ended June 30,		For The Six Months Ended June 30,

	2013	2012	2013	2012
	(Dollars In Thousands)
Modco trading portfolio(1)	$(126,694)	$56,063	$(142,022)	$74,162

(1)The Company elected to include the use of alternate disclosures for trading activities.

15.                               OFFSETTING OF ASSETS AND LIABILITIES

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

The tables below present the derivative instruments by assets and liabilities for the Company as of June 30, 2013.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$127,764	$—	$127,764	$41,823	$1,000	$84,941
Embedded derivative - Modco reinsurance treaties	1,069	—	1,069	—	—	1,069
Embedded derivative - GMWB	43,234	—	43,234	—	—	43,234
Total derivatives, subject to a master netting arrangement or similar arrangement	172,067	—	172,067	41,823	1,000	129,244
Total derivatives, not subject to a master netting arrangement or similar arrangement	3,854	—	3,854	—	—	3,854
Total derivatives	175,921	—	175,921	41,823	1,000	133,098
Total Assets	$175,921	$—	$175,921	$41,823	$1,000	$133,098

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$121,659	$—	$121,659	$41,823	$50,209	$29,627
Embedded derivative - Modco reinsurance treaties	249,873	—	249,873	—	—	249,873
Funds withheld derivative	66,273		66,273			66,273
Embedded derivative - GMWB	5,777	—	5,777	—	—	5,777
Embedded derivative - FIA	1,126	—	1,126	—	—	1,126
Total derivatives, subject to a master netting arrangement or similar arrangement	444,708	—	444,708	41,823	50,209	352,676
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	444,708	—	444,708	41,823	50,209	352,676
Repurchase agreements(1)	340,000	—	340,000	—	—	340,000
Total Liabilities	$784,708	$—	$784,708	$41,823	$50,209	$692,676

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2012.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$81,520	$—	$81,520	$21,565	$11,280	$48,675
Embedded derivative - Modco reinsurance treaties	1,330	—	1,330	—	—	1,330
Embedded derivative - GMWB	30,261	—	30,261	—	—	30,261
Total derivatives, subject to a master netting arrangement or similar arrangement	113,111	—	113,111	21,565	11,280	80,266
Total derivatives, not subject to a master netting arrangement or similar arrangement	17,317	—	17,317	—	—	17,317
Total derivatives	130,428	—	130,428	21,565	11,280	97,583
Total Assets	$130,428	$—	$130,428	$21,565	$11,280	$97,583

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$46,437	$—	$46,437	$21,565	$20,373	$4,499
Embedded derivative - Modco reinsurance treaties	411,907	—	411,907	—	—	411,907
Embedded derivative - GMWB	199,530	—	199,530	—	—	199,530
Total derivatives, subject to a master netting arrangement or similar arrangement	657,874	—	657,874	21,565	20,373	615,936
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	657,874	—	657,874	21,565	20,373	615,936
Repurchase agreements(1)	150,000	—	150,000	—	—	150,000
Total Liabilities	$807,874	$—	$807,874	$21,565	$20,373	$765,936

(1) Borrowings under repurchase agreements are for a term less than 90 days.

16.                               OPERATING SEGMENTS

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

•                  The Acquisitions segment focuses on acquiring, converting, and servicing policies from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

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

There were no significant intersegment transactions during the three or six months ended June 30, 2013 and 2012.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Revenues
Life Marketing	$317,549	$310,244	$656,228	$625,750
Acquisitions	261,693	261,296	512,180	560,805
Annuities	101,062	181,197	265,415	320,259
Stable Value Products	34,608	34,785	66,528	69,441
Asset Protection	76,241	75,123	147,552	147,767
Corporate and Other	24,888	4,394	53,721	44,772
Total revenues	$816,041	$867,039	$1,701,624	$1,768,794
Segment Operating Income (Loss)
Life Marketing	$23,870	$29,796	$47,347	$59,793
Acquisitions	29,435	43,615	63,812	82,714
Annuities	33,566	28,364	76,435	63,823
Stable Value Products	22,464	15,958	40,308	28,604
Asset Protection	5,512	4,506	9,982	7,346
Corporate and Other	(8,041)	(16,257)	(27,937)	5,009
Total segment operating income	106,806	105,982	209,947	247,289
Realized investment (losses) gains - investments(1)	(98,474)	50,496	(108,331)	72,926
Realized investment (losses) gains - derivatives	70,595	(39,413)	87,125	(62,082)
Income tax expense	(25,923)	(35,438)	(61,859)	(80,650)
Net Income	$53,004	$81,627	$126,882	$177,483

Investment gains (losses)(2)	$(114,227)	$54,437	$(123,057)	$71,324
Less: related amortization of DAC/VOBA	(15,753)	3,941	(14,726)	(1,602)
Realized investment gains (losses) in investments	$(98,474)	$50,496	$(108,331)	$72,926

Derivative gains (losses)(3)	$66,591	$(47,768)	$70,198	$(77,677)
Less: VA GMWB economic cost	(4,004)	(8,355)	(16,927)	(15,595)
Realized investment gains (losses) - derivatives	$70,595	$(39,413)	$87,125	$(62,082)

(1)  Includes credit related other-than-temporary impairments of $4.0 million and $8.6 million for the three and six months ended June 30,  2013, respectively, as compared to $13.4 million and $32.0 million for the three and six months ended June 30, 2012, respectively.

(2)  Includes realized investment gains (losses) before related amortization.

(3)  Includes realized gains (losses) on derivatives before settlements on interest rate swaps and the VA GMWB economic cost.

	Operating Segment Assets
	As of June 30, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,645,616	$11,147,145	$18,750,589	$2,577,950
Deferred policy acquisition costs and value of business acquired	2,070,988	674,028	510,305	1,222
Goodwill	—	34,066	—	—
Total assets	$14,716,604	$11,855,239	$19,260,894	$2,579,172

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$754,909	$8,442,721	$17,712	$54,336,642
Deferred policy acquisition costs and value of business acquired	51,026	825	—	3,308,394
Goodwill	48,158	—	—	82,224
Total assets	$854,093	$8,443,546	$17,712	$57,727,260

	Operating Segment Assets
	As of December 31, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,171,384	$11,312,550	$17,649,488	$2,509,160
Deferred policy acquisition costs and value of business acquired	2,001,708	679,746	491,184	1,399
Goodwill	—	35,615	—	—
Total assets	$14,173,092	$12,027,911	$18,140,672	$2,510,559

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$740,153	$9,446,057	$19,662	$53,848,454
Deferred policy acquisition costs and value of business acquired	50,253	1,066	—	3,225,356
Goodwill	48,158	—	—	83,773
Total assets	$838,564	$9,447,123	$19,662	$57,157,583

17.                               SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to June 30, 2013, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in our consolidated condensed financial statements except as described below.

On August 7, 2013, Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned subsidiary of the Company, entered into a Second Amended and Restated Reimbursement Agreement (the “Second Amended and Restated Reimbursement Agreement”) with UBS AG, Stamford Branch, as issuing lender (“UBS”), which amended and restated the First Amended and Restated Reimbursement Agreement, dated as of November 21, 2011, between Golden Gate III and UBS (the “First Amended and Restated Reimbursement Agreement”) which replaced the original Reimbursement Agreement, dated as of April 23, 2010, between Golden Gate III and UBS.  Under the Second Amended and Restated Reimbursement Agreement, a new letter of credit (the “LOC”) in an initial amount of $710 million was issued by UBS in replacement of the existing letter of credit issued under the First Amended and Restated Reimbursement Agreement.  The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates.  The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015, if certain conditions are met.  The LOC is held in trust for the benefit of the Company’s wholly owned subsidiary, WCL, and supports certain obligations of Golden Gate III to WCL for a portion of the reserves relating to certain level premium term life insurance policies reinsured by Golden Gate III under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies.  The Second Amended and Restated Reimbursement Agreement continues to be “non-recourse” to WCL, PLC and the Company, meaning that none of these companies are liable to reimburse UBS for any drawn amounts or interest thereon.  Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued its agreement to guarantee the payment of fees to UBS. The estimated average annual expense of the LOC issued by UBS pursuant to the Second Amended and Restated Reimbursement Agreement under generally accepted accounting principles is approximately $9 million, after-tax.

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

•                  Acquisitions - We focus on acquiring, converting, and servicing policies from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

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

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

•                  exposure to the risks of natural and man-made catastrophes, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

•                  a disruption affecting our electronic systems or those on whom we rely could adversely affect our business, financial condition and results of operations;

•                  confidential information maintained in our systems could be compromised or misappropriated, damaging our business and reputation and adversely affecting its financial condition and results of operations;

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

Industry

•                  we are highly regulated, are subject to numerous legal restrictions and regulations, and are subject to audits, examinations and actions by regulators and law enforcement agencies;

•                  changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

•                  financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;

•                  companies in the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

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

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the related amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”). Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the variable annuity (“VA”) product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

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

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$23,870	$29,796	(19.9)%	$47,347	$59,793	(20.8)%
Acquisitions	29,435	43,615	(32.5)	63,812	82,714	(22.9)
Annuities	33,566	28,364	18.3	76,435	63,823	19.8
Stable Value Products	22,464	15,958	40.8	40,308	28,604	40.9
Asset Protection	5,512	4,506	22.3	9,982	7,346	35.9
Corporate and Other	(8,041)	(16,257)	(50.5)	(27,937)	5,009	n/m
Total segment operating income	106,806	105,982	0.8	209,947	247,289	(15.1)
Realized investment gains (losses) - investments(1)	(98,474)	50,496		(108,331)	72,926
Realized investment gains (losses) - derivatives	70,595	(39,413)		87,125	(62,082)
Income tax expense	(25,923)	(35,438)		(61,859)	(80,650)
Net Income	$53,004	$81,627	(35.1)	$126,882	$177,483	(28.5)

Investment gains (losses)(2)	$(114,227)	$54,437		$(123,057)	$71,324
Less: related amortization of DAC/VOBA	(15,753)	3,941		(14,726)	(1,602)
Realized investment gains (losses) - investments	$(98,474)	$50,496		$(108,331)	$72,926

Derivative gains (losses) (3)	$66,591	$(47,768)		$70,198	$(77,677)
Less: VA GMWB economic cost	(4,004)	(8,355)		(16,927)	(15,595)
Realized investment gains (losses) - derivatives	$70,595	$(39,413)		$87,125	$(62,082)

(1)    Includes credit related other-than-temporary impairments of $4.0 million and $8.6 million for the three and six months ended June 30, 2013, respectively, and $13.4 million and $32.0 million for the three and six months ended June 30, 2012, respectively.

(2)    Includes realized investment gains (losses) before related amortization.

(3)    Includes realized gains (losses) on derivatives before settlements on interest rate swaps and the VA GMWB economic cost.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Net income for the three months ended June 30, 2013, included a $0.8 million, or 0.8%, increase in segment operating income. The increase consisted of a $5.2 million increase in the Annuities segment, a $6.5 million increase in the Stable Value Products segment, a $1.0 million increase in the Asset Protection segment and an $8.2 million improvement in the Corporate and Other segment. These increases were partially offset by a $5.9 million decrease in the Life Marketing segment and a $14.2 million decrease in the Acquisitions segment.

We experienced net realized losses of $47.6 million for the three months ended June 30, 2013, as compared to net realized gains of $6.7 million for the three months ended June 30, 2012. The losses realized for the three months ended June 30, 2013, were primarily related to $4.0 million for other-than-temporary impairment credit-related losses, net losses of $70.0 million of derivatives related to variable annuity contracts, and a $15.5 million loss related to other investment and derivative activity. Partially offsetting these losses were $21.7 million of gains related to investment securities sale activity, $1.9 million of gains on interest rate caps and swaps, and $18.3 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $23.9 million for the three months ended June 30, 2013, representing a decrease of $5.9 million, or 19.9%, from the three months ended June 30, 2012. The decrease was primarily due to less favorable traditional life mortality, a $4.2 million reinsurance accrual established in the second quarter of 2013, and an increase in non-deferred expenses resulting from higher sales. This decrease was partially offset by higher investment income due to an increase in reserves.

•                  Acquisitions segment operating income was $29.4 million for the three months ended June 30, 2013, a decrease of $14.2 million, or 32.5%, as compared to the three months ended June 30, 2012. This variance is primarily attributable to an $8.5 million unfavorable variance related to mortality, interest and other benefits, which includes $5.0 million related to unreported deaths discovered on a block of terminated life policies during the quarter. The remainder of the variance was caused primarily by lower spread income and the expected runoff of business.

•                  Annuities segment operating income was $33.6 million for the three months ended June 30, 2013, as compared to $28.4 million for the three months ended June 30, 2012, an increase of $5.2 million, or 18.3%. This variance included a favorable change of $9.0 million related to higher net policy fees and other income in the VA line. Favorable changes in benefits and settlement expenses and DAC amortization also contributed to the increase. Partially offsetting these increases were an unfavorable single premium immediate annuity (“SPIA”) mortality variance of $7.2 million and unfavorable changes in non-deferred expenses caused by an unfavorable $3.3 million guaranty fund allocation.

•                  Stable Value Products segment operating income was $22.5 million and increased $6.5 million, or 40.8%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the three months ended June 30, 2013 was $5.5 million, compared to $2.4 million for the three months ended June 30, 2012. The adjusted operating spread, which excludes participating income, increased by 69 basis points for the three months ended June 30, 2013 over the prior year, due primarily to a decline in credited interest.

•                  Asset Protection segment operating income was $5.5 million, representing an increase of $1.0 million, or 22.3%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Earnings from the GAP product line increased $0.8 million, or 34.8%, primarily due to higher volume and lower expenses. Credit insurance earnings increased $0.2 million. Service contract earnings remained consistent with the prior year.

•                  Corporate and Other segment operating loss was $8.0 million for the three months ended June 30, 2013, as compared to an operating loss of $16.3 million for the three months ended June 30, 2012. The increase resulted from an improvement in net investment income primarily due to a $4.0 million favorable variance related to mortgage loan prepayment fee income and $3.8 million related to called securities.  Partially offsetting this variance was an increase in other operating expenses as compared to the second quarter of 2012.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Net income for the six months ended June 30, 2013, included a $37.3 million, or 15.1%, decrease in segment operating income. The decrease consisted of a $12.4 million decrease in the Life Marketing segment, a $18.9 million decrease in the Acquisitions segment, and a $32.9 million decrease in the Corporate and Other segment. These decreases were partially offset by a $12.6 million increase in the Annuities segment, an $11.7 million increase in the Stable Value Products segment, and a $2.6 million increase in the Asset Protection segment.

We experienced net realized losses of $52.9 million for the six months ended June 30, 2013, as compared to net realized losses of $6.4 million for the six months ended June 30, 2012. The losses realized for the six months ended June 30, 2013, were primarily related to $8.6 million for other-than-temporary impairment credit-related losses, net losses of $80.8 million of derivatives related to variable annuity contracts, and a $20.1 million loss related to other investment and derivative activity.  Partially offsetting these losses were $34.0 million of gains related to investment securities sale activity, $2.9 million of gains on interest rate caps and swaps, and $19.8 million of gains related to the net activity of the modified coinsurance portfolio.

•                  Life Marketing segment operating income was $47.3 million for the six months ended June 30, 2013, representing a decrease of $12.4 million, or 20.8%, from the six months ended June 30, 2012. The decrease was primarily due to less favorable traditional life mortality, a $4.2 million reinsurance accrual established in the second quarter of 2013, and an increase in non-deferred expenses resulting from higher sales. This decrease was partially offset by higher investment income due to an increase in reserves and lower universal life claims.

•                  Acquisitions segment operating income was $63.8 million for the six months ended June 30, 2013, a decrease of $18.9 million, or 22.9%, as compared to the six months ended June 30, 2012. This variance is primarily attributable to a $6.5 million unfavorable variance related to mortality, interest and other benefits, which includes $5.0 million related to unreported deaths discovered on a block of terminated life policies during the quarter. The remainder of the variance was caused primarily by lower spread income and the expected runoff of business.

•                  Annuities segment operating income was $76.4 million for the six months ended June 30, 2013, as compared to $63.8 million for the six months ended June 30, 2012, an increase of $12.6 million, or 19.8%. This variance included a favorable change of $3.5 million in operating revenue which was attributable to higher policy fees and other income in the VA line. Favorable changes in benefits and settlement expenses and DAC amortization were partially offset by unfavorable changes in non-deferred expenses and increased ceded policy fees.

•                  Stable Value Products segment operating income was $40.3 million and increased $11.7 million, or 40.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the six months ended June 30, 2013 was $7.2 million compared to $2.5 million for the six months ended June 30, 2012. The adjusted operating spread, which excludes participating income, increased by 72 basis points for the six months ended June 30, 2013 over the prior year, due primarily to a decline in credited interest.

•                  Asset Protection segment operating income was $10.0 million, representing an increase of $2.6 million, or 35.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in income was mainly due to a $2.0 million legal settlement accrual in the first quarter of 2012. Credit insurance earnings increased $2.2 million primarily due to the previously mentioned $2.0 million in litigation costs incurred in the first quarter of 2012. Service contract earnings increased $0.2 million, or 5.0%, and GAP earnings increased $0.2 million, or 3.1%.  The increases in both product lines were primarily related to lower expenses somewhat offset by higher loss ratios.

•                  Corporate and Other segment operating loss was $27.9 million for the six months ended June 30, 2013, as compared to an operating income of $5.0 million for the six months ended June 30, 2012. The decrease was the result of a $28.0 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the six months ended June 30, 2012, $29.3 million of pre-tax gains were generated from the repurchase of non-recourse funding obligations as compared to $1.3 million of pre-tax gains for the six months ended June 30, 2013. In addition, the decrease was driven by higher operating expenses, partially offset by an improvement in net investment income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$442,338	$397,645	11.2%	$861,043	$785,762	9.6%
Reinsurance ceded	(255,180)	(209,803)	(21.6)	(462,842)	(402,558)	(15.0)
Net premiums and policy fees	187,158	187,842	(0.4)	398,201	383,204	3.9
Net investment income	129,905	121,260	7.1	257,064	240,266	7.0
Other income	486	1,142	(57.4)	963	2,280	(57.8)
Total operating revenues	317,549	310,244	2.4	656,228	625,750	4.9
BENEFITS AND EXPENSES
Benefits and settlement expenses	256,073	251,509	1.8	536,839	506,088	6.1
Amortization of deferred policy acquisition costs	27,066	19,454	39.1	41,088	42,048	(2.3)
Other operating expenses	10,540	9,485	11.1	30,954	17,821	73.7
Total benefits and expenses	293,679	280,448	4.7	608,881	565,957	7.6
INCOME BEFORE INCOME TAX	23,870	29,796	(19.9)	47,347	59,793	(20.8)
OPERATING INCOME	$23,870	$29,796	(19.9)	$47,347	$59,793	(20.8)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$409	$307	33.2%	$701	$594	18.0%
Universal life	44,181	24,142	83.0	91,176	45,104	n/m
BOLI	—	1,376	n/m	—	2,721	n/m
	$44,590	$25,825	72.7	$91,877	$48,419	89.8
Sales By Distribution Channel
Independent agents	$31,108	$14,818	n/m	$62,645	$28,758	n/m
Stockbrokers / banks	12,920	9,191	40.6	28,223	16,167	74.6
BOLI / other	562	1,816	(69.1)	1,009	3,494	(71.1)
	$44,590	$25,825	72.7	$91,877	$48,419	89.8
Average Life Insurance In-force(1)
Traditional	$430,900,880	$455,686,339	(5.4)	$437,069,757	$458,770,963	(4.7)
Universal life	101,045,737	76,266,740	32.5	92,721,338	75,085,798	23.5
	$531,946,617	$531,953,079	n/m	$529,791,095	$533,856,761	(0.8)
Average Account Values
Universal life	$6,866,731	$6,393,984	7.4	$6,737,609	$6,362,314	5.9
Variable universal life	446,231	383,082	16.5	418,999	377,487	11.0
	$7,312,962	$6,777,066	7.9	$7,156,608	$6,739,801	6.2

Traditional Life Mortality Experience(2)	87%	75%		89%	87%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Represents the incurred claims as a percentage of original pricing expected.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Insurance companies
First year commissions	$44,185	$25,070	76.2%	$96,151	$47,210	n/m %
Renewal commissions	8,573	8,651	(0.9)	17,188	17,656	(2.7)
First year ceding allowances	(1,160)	(895)	(29.6)	(2,095)	(2,023)	(3.6)
Renewal ceding allowances	(42,462)	(39,335)	(7.9)	(80,071)	(78,372)	(2.2)
General & administrative	44,248	36,362	21.7	88,996	70,647	26.0
Taxes, licenses, and fees	9,566	8,731	9.6	20,513	17,090	20.0
Other operating expenses incurred	62,950	38,584	63.2	140,682	72,208	94.8
Less: commissions, allowances & expenses capitalized	(52,410)	(29,099)	80.1	(109,728)	(54,387)	n/m
Other operating expenses	$10,540	$9,485	11.1	$30,954	$17,821	73.7

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Segment operating income

Operating income was $23.9 million for the three months ended June 30, 2013, representing a decrease of $5.9 million, or 19.9%, from the three months ended June 30, 2012. The decrease was primarily due to less favorable traditional life mortality, a $4.2 million reinsurance accrual established in the second quarter of 2013, and an increase in non-deferred expenses resulting from higher sales. This decrease was partially offset by higher investment income due to an increase in reserves.

Operating revenues

Total revenues for the three months ended June 30, 2013, increased $7.3 million, or 2.4%, as compared to the three months ended June 30, 2012. This increase was driven by higher investment income due to increases in net in force reserves.

Net premiums and policy fees

Net premiums and policy fees decreased by $0.7 million, or 0.4%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to a decrease in premiums and policy fees associated with decreases in traditional life premiums, largely offset by increased sales in universal life business.

Net investment income

Net investment income in the segment increased $8.6 million, or 7.1%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Of the increase in net investment income, $5.6 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $2.9 million due to higher reserves.

Other income

Other income decreased $0.7 million, or 57.4%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $4.6 million, or 1.8%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to growth in retained universal life insurance in-force, an increase in reserves resulting from new sales, higher credited interest on universal life products resulting from increases in account values, and less favorable mortality in the traditional life block.

Amortization of DAC

DAC amortization increased $7.6 million, or 39.1%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the impact of fluctuations in reinsurance premiums, which were offset in the associated reserves within the benefits and settlement expenses.

Other operating expenses

Other operating expenses increased $1.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This increase reflects higher new business acquisition costs associated with higher sales, higher general administrative expenses, and a $1.4 million increase in interest expense associated with reserve financing costs.

Sales

Sales for the segment increased $18.8 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Traditional life sales increased slightly $0.1 million or 33.2%. Universal life sales increased $20.0 million due to more competitive product positioning. BOLI sales decreased by $1.4 million due to less favorable product positioning.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Segment operating income

Operating income was $47.3 million for the six months ended June 30, 2013, representing a decrease of $12.4 million, or 20.8%, from the six months ended June 30, 2012.  The decrease was primarily due to less favorable traditional life mortality, a $4.2 million reinsurance accrual established in the second quarter of 2013, and an increase in non-deferred expenses resulting from higher sales. This decrease was partially offset by higher investment income due to an increase in reserves and lower universal life claims.

Operating revenues

Total revenues for the six months ended June 30, 2013, increased $30.5 million, or 4.9%, as compared to the six months ended June 30, 2012. This increase was driven by higher premiums and policy fees due to increased sales along with higher investment income due to increases in net in force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $15.0 million, or 3.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to an increase in premiums and policy fees associated with increased sales in universal life business, partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $16.8 million, or 7.0%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Of the increase in net investment income, $10.8 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $5.8 million due to higher reserves.

Other income

Other income decreased $1.3 million, or 57.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to fees on variable universal life funds.

Benefits and settlement expenses

Benefits and settlement expenses increased by $30.8 million, or 6.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to growth in retained universal life insurance in-force, an increase in reserves resulting from new sales, higher credited interest on universal life products resulting from increases in account values, and less favorable mortality in the traditional life block.

Amortization of DAC

DAC amortization decreased $1.0 million, or 2.3%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to differing impacts of unlocking. In 2013, universal life and BOLI unlocking decreased amortization $2.3 million, as compared to an increase of $2.9 million in 2012.

Other operating expenses

Other operating expenses increased $13.1 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This increase reflects higher new business acquisition costs associated with higher sales, higher general administrative expenses, and a $2.8 million increase in interest expense associated with reserve financing costs.

Sales

Sales for the segment increased $43.5 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Traditional life sales slightly increased $0.1 million or 18.0%. Universal life sales increased $46.1 million due to more competitive product positioning. BOLI sales decreased by $2.7 million due to less favorable product positioning.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(255,180)	$(209,803)	$(462,842)	$(402,558)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(266,737)	(201,828)	(474,863)	(407,593)
Amortization of deferred policy acquisition costs	(16,992)	(16,075)	(24,438)	(28,016)
Other operating expenses (1)	(37,174)	(32,904)	(66,365)	(65,563)
Total benefits and expenses	(320,903)	(250,807)	(565,666)	(501,172)

NET IMPACT OF REINSURANCE (2)	$65,723	$41,004	$102,824	$98,614

Allowances received	$(43,622)	$(34,129)	$(79,166)	$(74,294)
Less: Amount deferred	6,448	1,225	12,801	8,731
Allowances recognized
(ceded other operating expenses) (1)	$(37,174)	$(32,904)	$(66,365)	$(65,563)

(1)    Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.

(2)   Assumes no investment income on reinsurance. Foregone investment income would substantially reduce the favorable impact of reinsurance The Company estimates that the impact of foregone investment income would reduce the net impact of reinsurance by 90% to 160%.

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

As shown above, reinsurance had a favorable impact on the Life Marketing segment’s operating income for the periods presented above. The impact of reinsurance is largely due to our quota share coinsurance program in place prior to mid-2005. Under that program, generally 90% of the segment’s traditional new business was ceded to reinsurers. Since mid-2005, a much smaller percentage of overall term business has been ceded due to a change in reinsurance strategy on traditional business. As a result of that change, the relative impact of reinsurance on the Life Marketing segment’s overall results is expected to decrease over time. While the significance of reinsurance is expected to decline over time, the overall impact of reinsurance for a given period may fluctuate due to variations in mortality, unlocking of balances, and variations from term business during the post level premium period.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

The higher ceded premiums for 2013 as compared to 2012 were caused primarily by higher ceded traditional life premiums of $29.8 million and higher universal life premiums and policy fees of $16.1 million. Ceded traditional premiums for the three months ended June 30, 2013, increased from the three months ended June 30, 2012, as a number of policies reached their post level premium period. This was offset by increases in ceded premium reserves included in the benefits and settlement expenses line.

Ceded benefits and settlement expenses were higher for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to higher increases in ceded reserves and higher ceded claims. Traditional ceded benefits increased $36.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to an increase in ceded death benefits and an increase in ceded reserves largely due to policies reaching the end of their post level period. Universal life ceded benefits increased $28.8 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to higher ceded claims. Ceded universal life claims were $29.2 million higher for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional line reflecting runoff of business and increased in the universal life line reflecting the allowance pattern on older business and changes in the mix of business.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

The higher ceded premiums for 2013 as compared to 2012 were caused primarily by higher ceded traditional life premiums of $36.3 million and higher universal life premiums and policy fees of $24.8 million. Ceded traditional premiums for the six months ended June 30, 2013, increased from the six months ended June 30, 2012, as a number of policies reached their post level premium period. This was offset by increases in ceded premium reserves included in the benefits and settlement expenses line.

Ceded benefits and settlement expenses were higher for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to higher increases in ceded reserves and higher ceded claims. Traditional ceded benefits increased $31.9 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to an increase in ceded reserves largely due to policies reaching the end of their post level period partially offset by a decrease in ceded death benefits. Universal life ceded benefits increased $34.8 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to an increase in ceded reserves primarily due to new business and higher ceded claims. Ceded universal life claims were $24.3 million higher for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Ceded amortization of deferred policy acquisitions costs decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional line reflecting runoff of business and increased in the universal life line reflecting the allowance pattern on older business and changes in the mix of business.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$208,194	$215,672	(3.5)%	$416,920	$427,830	(2.6)%
Reinsurance ceded	(102,654)	(102,644)	n/m	(199,259)	(182,945)	8.9
Net premiums and policy fees	105,540	113,028	(6.6)	217,661	244,885	(11.1)
Net investment income	134,686	138,692	(2.9)	269,355	276,813	(2.7)
Other income	1,015	2,240	(54.7)	2,029	3,819	(46.9)
Total operating revenues	241,241	253,960	(5.0)	489,045	525,517	(6.9)
Realized gains (losses) - investments	(124,691)	55,338		(138,734)	72,650
Realized gains (losses) - derivatives	145,143	(48,002)		161,869	(37,362)
Total revenues	261,693	261,296		512,180	560,805
BENEFITS AND EXPENSES
Benefits and settlement expenses	177,901	180,488	(1.4)	357,350	374,661	(4.6)
Amortization of value of business acquired	18,661	17,732	5.2	36,874	40,907	(9.9)
Other operating expenses	15,244	12,125	25.7	31,009	27,235	13.9
Operating benefits and expenses	211,806	210,345	0.7	425,233	442,803	(4.0)
Amortization of VOBA related to realized gains (losses) - investments	943	208		1,116	175
Total benefits and expenses	212,749	210,553	1.0	426,349	442,978	(3.8)
INCOME BEFORE INCOME TAX	48,944	50,743	(3.5)	85,831	117,827	(27.2)
Less: realized gains (losses)	20,452	7,336		23,135	35,288
Less: related amortization of VOBA	(943)	(208)		(1,116)	(175)
OPERATING INCOME	$29,435	$43,615	(32.5)	$63,812	$82,714	(22.9)

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$169,104,486	$181,086,657	(6.6)%	$170,557,494	$182,519,388	(6.6)%
Universal life	28,008,775	30,717,827	(8.8)	28,338,399	31,188,925	(9.1)
	$197,113,261	$211,804,484	(6.9)	$198,895,893	$213,708,313	(6.9)
Average Account Values
Universal life	$3,339,818	$3,432,097	(2.7)	$3,345,804	$3,451,663	(3.1)
Fixed annuity(2)	3,046,043	3,206,415	(5.0)	3,064,188	3,224,894	(5.0)
Variable annuity	576,108	610,911	(5.7)	576,064	613,439	(6.1)
	$6,961,969	$7,249,423	(4.0)	$6,986,056	$7,289,996	(4.2)
Interest Spread - UL & Fixed Annuities
Net investment income yield(3)	5.71%	5.86%		5.69%	5.85%
Interest credited to policyholders	4.02	3.99		3.97	3.96
Interest spread	1.69%	1.87%		1.72%	1.89%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Segment operating income

Operating income was $29.4 million for the three months ended June 30, 2013, a decrease of $14.2 million, or 32.5%, as compared to the three months ended June 30, 2012. This variance is primarily attributable to an $8.5 million unfavorable variance related to mortality, interest and other benefits, which includes $5.0 million related to unreported deaths discovered on a block of terminated life policies during the quarter. The remainder of the variance was caused primarily by lower spread income and the expected runoff of business.

Operating revenues

Net premiums and policy fees decreased $7.5 million, or 6.6%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the expected runoff of business. Net investment income decreased $4.0 million, or 2.9%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due to the expected runoff of business and lower yields.

Total benefits and expenses

Total benefits and expenses increased $2.2 million, or 1.0%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase was due to increases in operating expenses, higher mortality, interest and other benefits after considering expected runoff of business.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Segment operating income

Operating income was $63.8 million for the six months ended June 30, 2013, a decrease of $18.9 million, or 22.9%, as compared to the six months ended June 30, 2012. This variance is primarily attributable to a $6.5 million unfavorable variance related to mortality, interest and other benefits, which includes $5.0 million related to unreported deaths discovered on a block of terminated life policies during the quarter. The remainder of the variance was caused primarily by lower spread income and the expected runoff of business.

Operating revenues

Net premiums and policy fees decreased $27.2 million, or 11.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the impact of a reinsurance recapture on 2012 results and the expected runoff of business. Net investment income decreased $7.5 million, or 2.7%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due to the expected runoff of business and lower yields.

Total benefits and expenses

Total benefits and expenses decreased $16.6 million, or 3.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease was due to the impact of a reinsurance recapture on 2012 results and the expected runoff of the in-force business, partially offset by higher mortality, interest and other benefits after considering expected runoff of business.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(102,654)	$(102,644)	$(199,259)	$(182,945)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(88,074)	(88,402)	(173,453)	(146,403)
Amortization of deferred policy acquisition costs	(2,225)	(7,101)	(4,589)	(10,503)
Other operating expenses	(12,708)	(12,819)	(24,446)	(27,025)
Total benefits and expenses	(103,007)	(108,322)	(202,488)	(183,931)

NET IMPACT OF REINSURANCE (1)	$353	$5,678	$3,229	$986

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

The net impact of reinsurance is less favorable by $5.3 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to lower amortization of DAC/VOBA.

The net impact of reinsurance is more favorable by $2.2 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to higher ceded death claims. In the six months ended June 30, 2012, ceded revenues were reduced by $17.2 million and ceded benefits and expenses were reduced by $15.6 million due to a reinsurance recapture.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$32,965	$23,252	41.8%	$61,517	$45,180	36.2%
Reinsurance ceded	(16,779)	(7)	n/m	(16,779)	(20)	n/m
Net premiums and policy fees	16,186	23,245	(30.4)	44,738	45,160	(0.9)
Net investment income	116,792	124,158	(5.9)	235,348	250,142	(5.9)
Realized gains (losses) - derivatives	(4,004)	(8,355)	52.1	(16,927)	(15,595)	(8.5)
Other income	29,951	18,793	59.4	56,171	36,143	55.4
Total operating revenues	158,925	157,841	0.7	319,330	315,850	1.1
Realized gains (losses) - investments	8,218	10,373		9,991	25,386
Realized gains (losses) - derivatives, net of economic cost	(66,081)	12,983		(63,906)	(20,977)
Total revenues	101,062	181,197	(44.2)	265,415	320,259	(17.1)
BENEFITS AND EXPENSES
Benefits and settlement expenses	81,317	88,564	(8.2)	161,988	178,854	(9.4)
Amortization of deferred policy acquisition costs and value of business acquired	13,432	16,053	(16.3)	24,086	25,055	(3.9)
Other operating expenses	30,610	24,860	23.1	56,821	48,118	18.1
Operating benefits and expenses	125,359	129,477	(3.2)	242,895	252,027	(3.6)
Amortization related to benefits and settlement expenses	(255)	(763)		(856)	856
Amortization of DAC related to realized gains (losses) - investments	(16,441)	4,496		(14,986)	(2,633)
Total benefits and expenses	108,663	133,210	(18.4)	227,053	250,250	(9.3)
INCOME (LOSS) BEFORE INCOME TAX	(7,601)	47,987	n/m	38,362	70,009	(45.2)
Less: realized gains (losses) - investments	8,218	10,373		9,991	25,386
Less: realized gains (losses) - derivatives, net of economic cost	(66,081)	12,983		(63,906)	(20,977)
Less: amortization related to benefits and settlement expenses	255	763		856	(856)
Less: related amortization of DAC	16,441	(4,496)		14,986	2,633
OPERATING INCOME	$33,566	$28,364	18.3	$76,435	$63,823	19.8

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$138,098	$156,051	(11.5)%	$253,451	$308,877	(17.9)%
Variable annuity	718,884	673,338	6.8	1,298,582	1,240,746	4.7
	$856,982	$829,389	3.3	$1,552,033	$1,549,623	0.2
Average Account Values
Fixed annuity(1)	$8,362,307	$8,575,234	(2.5)	$8,379,059	$8,603,252	(2.6)
Variable annuity	10,474,221	7,139,223	46.7	10,037,472	6,885,655	45.8
	$18,836,528	$15,714,457	19.9	$18,416,531	$15,488,907	18.9
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.48%	5.73%		5.51%	5.76%
Interest credited to policyholders	3.57	3.88		3.56	3.93
Interest spread	1.91%	1.85%		1.95%	1.83%

(1)    Includes general account balances held within variable annuity products.

(2)    Interest spread on average general account values.

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(7,654)	$69,196	$(76,850)	$(24,138)	$35,790	$(59,928)
Equity futures - VA	(4,036)	(220)	(3,816)	(27,261)	(25,319)	(1,942)
Currency futures - VA	(112)	1,764	(1,876)	7,971	780	7,191
Volatility futures - VA	—	343	(343)	—	(132)	132
Variance swaps - VA	2,214	1,063	1,151	(8,219)	(821)	(7,398)
Equity options - VA	(8,131)	3,153	(11,284)	(36,537)	(20,719)	(15,818)
Interest rate swaptions - VA	1,639	8,831	(7,192)	(2,463)	5,312	(7,775)
Interest rate swaps - VA	(89,722)	5,954	(95,676)	(106,278)	3,826	(110,104)
Embedded derivative - GMWB(1)	25,939	(85,456)	111,395	106,314	(35,289)	141,603
Funds withheld derivative	9,837	—	9,837	9,837	—	9,837
Total derivatives related to variable annuity contracts	$(70,026)	$4,628	$(74,654)	$(80,774)	$(36,572)	$(44,202)
Economic cost(2)	4,004	8,355	(4,351)	16,927	15,595	1,332
Derivative - FIA	(59)	—	(59)	(59)	—	(59)
Realized gains (losses) - derivatives, net of economic cost	$(66,081)	$12,983	$(79,064)	$(63,906)	$(20,977)	$(42,929)

(1)             Includes impact of nonperformance risk of $3.5 million and $(1.9) million for the three and six months ended June 30, 2013 and $27.1 million and $(14.8) million for the three and six months ended June 30, 2012, respectively.

(2)             Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	June 30, 2013	December 31, 2012	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$108,014	$129,309	(16.5)%
GMDB Reserves	15,141	19,316	(21.6)
GMWB and GMAB Reserves(1)	8,615	169,269	(94.9)
Account value subject to GMWB rider	8,501,996	7,165,375	18.7
GMWB Benefit Base	7,943,641	6,888,471	15.3
S&P 500® Index	1,606	1,426	12.6

(1)    Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Segment operating income

Segment operating income was $33.6 million for the three months ended June 30, 2013, as compared to $28.4 million for the three months ended June 30, 2012, an increase of $5.2 million, or 18.3%.  This variance included a favorable change of $9.0 million related to higher net policy fees and other income in the VA line.  Favorable changes in benefits and settlement expenses and DAC amortization also contributed to the increase. Partially offsetting these increases were an unfavorable SPIA mortality variance of $7.2 million and unfavorable changes in non-deferred expenses caused by an unfavorable $3.3 million guaranty fund allocation.

Operating revenues

Segment operating revenues increased $1.1 million, or 0.7%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to increases in net policy fees and other income from the VA line of business. Those increases were offset by increased ceded policy fees and lower investment income related to fixed annuity contracts. Average fixed account balances decreased 2.5% and average variable account balances grew 46.7% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $7.2 million, or 8.2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. This decrease was primarily the result of lower credited interest, lower realized losses in the fixed market value adjusted (“MVA”) annuities line, and favorable changes in VA guaranteed minimum death benefits (“GMDB”) reserves. These favorable changes were partially offset by a $7.2 million unfavorable change in the SPIA mortality variance.

Amortization of DAC

The decrease in DAC amortization for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily the result of a reinsurance transaction with Shades Creek that occurred in 2013 and a favorable change in unlocking.  DAC unlocking for the three months ended June 30, 2013 was immaterial as compared to $5.7 million unfavorable unlocking for the three months ended June 30, 2012.

Other operating expenses

Other operating expenses increased $5.8 million, or 23.1%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is due to a guaranty fund allocation of $3.3 million along, with higher commissions and maintenance expenses related to growth of the block of business.

Sales

Total sales increased $27.6 million, or 3.3%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Sales of variable annuities increased $45.5 million, or 6.8% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Sales of fixed annuities decreased by $18.0 million, or 11.5% for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, driven by a decrease in single premium deferred annuity sales that was partially offset by an increase in fixed indexed annuities (“FIA”) sales.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Segment operating income

Segment operating income was $76.4 million for the six months ended June 30, 2013, as compared to $63.8 million for the six months ended June 30, 2012, an increase of $12.6 million, or 19.8%. This variance included a favorable change of $3.5 million in operating revenue which was attributable to higher policy fees and other income in the VA line. Favorable changes in benefits and settlement expenses and DAC amortization were partially offset by unfavorable changes in non-deferred expenses and increased ceded policy fees.

Operating revenues

Segment operating revenues increased $3.5 million, or 1.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to increases in policy fees and other income from the VA line of business. Those increases were offset by increased ceded policy fees and lower investment income. Average fixed account balances decreased 2.6% and average variable account balances grew 45.8% for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $16.9 million, or 9.4%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. This decrease was primarily the result of lower credited interest, lower realized losses in the MVA annuities line, favorable changes in VA GMDB reserves, and a $1.6 million favorable change in FIA fair value adjustments. These favorable changes were partially offset by a $11.7 million unfavorable change in the SPIA mortality variance.

Amortization of DAC

The decrease in DAC amortization for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily due to ceded amortization as a result of a reinsurance transaction with Shades Creek that occurred in 2013.

Other operating expenses

Other operating expenses increased $8.7 million, or 18.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is due to a guaranty fund allocation of $3.3 million and higher commissions and maintenance expenses related to growth of the business.

Sales

Total sales increased $2.4 million, or 0.2%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Sales of variable annuities increased $57.8 million, or 4.7% for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Sales of fixed annuities decreased by $55.4 million, or 17.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, driven by a decrease in single premium deferred annuity sales that was partially offset by an increase in FIA sales.

Reinsurance

During the three month period ended June 30, 2013, the Annuity segment began reinsuring certain risks associated with the GMWB and GMDB riders to Shades Creek, a subsidiary of PLC.  The cost of reinsurance to the segment is reflected in the chart shown below.  A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(16,779)	$(7)	$(16,779)	$(20)
Realized gains (losses) - derivatives	10,583	—	10,583	—
Total operating revenues	(6,196)	(7)	(6,196)	(20)
Realized gains (losses) - derivatives, net of economic cost	(78,122)	—	(78,122)	—
Total revenues	(84,318)	(7)	(84,318)	(20)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(852)	—	(852)	—
Amortization of deferred policy acquisition costs	(2,331)	—	(2,331)	—
Other operating expenses	(567)	—	(567)	—
Operating benefits and expenses	(3,750)	—	(3,750)	—
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	(21,086)	—	(21,086)	—
Total benefit and expenses	(24,836)	—	(24,836)	—

NET IMPACT OF REINSURANCE	$(59,482)	$(7)	$(59,482)	$(20)

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is unfavorable by $59.5 million for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, primarily due to realized gains on derivatives that were ceded. That was partially offset by favorable changes in DAC amortization.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$33,651	$34,956	(3.7)%	$63,725	$67,358	(5.4)%
Other income	—	—	n/m	—	1	n/m
Total operating revenues	33,651	34,956	(3.7)	63,725	67,359	(5.4)
Realized gains (losses)	957	(171)	n/m	2,803	2,082	34.6
Total revenues	34,608	34,785	(0.5)	66,528	69,441	(4.2)
BENEFITS AND EXPENSES
Benefits and settlement expenses	10,683	18,221	(41.4)	22,286	37,178	(40.1)
Amortization of deferred policy acquisition costs	96	230	(58.3)	177	426	(58.5)
Other operating expenses	408	547	(25.4)	954	1,151	(17.1)
Total benefits and expenses	11,187	18,998	(41.1)	23,417	38,755	(39.6)
INCOME BEFORE INCOME TAX	23,421	15,787	48.4	43,111	30,686	40.5
Less: realized gains (losses)	957	(171)		2,803	2,082
OPERATING INCOME	$22,464	$15,958	40.8	$40,308	$28,604	40.9

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
GIC	$205,284	$—	n/m %	$317,304	$26,000	n/m %
GFA - Direct Institutional	—	26,500	n/m	—	176,500	n/m
	$205,284	$26,500	n/m	$317,304	$202,500	56.7

Average Account Values	$2,542,096	$2,737,667	(7.1)%	$2,542,987	$2,760,966	(7.9)%
Ending Account Values	$2,579,172	$2,676,312	(3.6)%	$2,579,172	$2,676,312	(3.6)%

Operating Spread
Net investment income yield	5.29%	5.11%		5.01%	4.88%
Interest credited	1.68	2.66		1.75	2.69
Operating expenses	0.08	0.12		0.09	0.11
Operating spread	3.53%	2.33%		3.17%	2.08%

Adjusted operating spread(1)	2.67%	1.98%		2.61%	1.89%

(1)             Excludes participating mortgage loan income and bank loan fee income.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Segment operating income

Operating income was $22.5 million and increased $6.5 million, or 40.8%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the three months ended June 30, 2013 was $5.5 million, compared to $2.4 million for the three months ended June 30, 2012. The adjusted operating spread, which excludes participating income, increased by 69 basis points for the three months ended June 30, 2013 over the prior year, due primarily to a decline in credited interest.

Sales

Total sales were $205.3 million for the three months ended June 30, 2013.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Segment operating income

Operating income was $40.3 million and increased $11.7 million, or 40.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the six months ended June 30, 2013 was $7.2 million compared to $2.5 million for the six months ended June 30, 2012. The adjusted operating spread, which excludes participating income, increased by 72 basis points for the six months ended June 30, 2013 over the prior year, due primarily to a decline in credited interest.

Sales

Total sales were $317.3 million for the six months ended June 30, 2013.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$64,624	$66,174	(2.3)%	$127,163	$131,203	(3.1)%
Reinsurance ceded	(22,160)	(23,660)	6.3	(43,733)	(46,870)	6.7
Net premiums and policy fees	42,464	42,514	(0.1)	83,430	84,333	(1.1)
Net investment income	4,749	4,760	(0.2)	9,564	10,019	(4.5)
Other income	29,028	27,849	4.2	54,558	53,415	2.1
Total operating revenues	76,241	75,123	1.5	147,552	147,767	(0.1)
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,845	22,139	12.2	48,599	43,567	11.6
Amortization of deferred policy acquisition costs	5,766	5,791	(0.4)	11,028	11,319	(2.6)
Other operating expenses	40,118	42,687	(6.0)	77,943	85,535	(8.9)
Total benefits and expenses	70,729	70,617	0.2	137,570	140,421	(2.0)
INCOME BEFORE INCOME TAX	5,512	4,506	22.3	9,982	7,346	35.9
OPERATING INCOME	$5,512	$4,506	22.3	$9,982	$7,346	35.9

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Credit insurance	$9,852	$10,066	(2.1)%	$17,185	$18,865	(8.9)%
Service contracts	92,062	87,312	5.4	168,332	164,377	2.4
GAP	17,453	15,063	15.9	32,219	33,358	(3.4)
	$119,367	$112,441	6.2	$217,736	$216,600	0.5
Loss Ratios(1)
Credit insurance	45.0%	30.3%		42.4%	29.4%
Service contracts	61.5	56.6		60.6	56.0
GAP	52.2	42.3		55.1	43.0

(1) Incurred claims as a percentage of earned premiums.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Segment operating income

Operating income was $5.5 million, representing an increase of $1.0 million, or 22.3%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Earnings from the GAP product line increased $0.8 million, or 34.8%, primarily due to higher volume and lower expenses. Credit insurance earnings increased $0.2 million. Service contract earnings remained consistent with the prior year.

Net premiums and policy fees

Net premiums and policy fees remained consistent for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. GAP net premiums increased $0.6 million, or 11.8%.  Service contract premiums decreased $0.6 million, or 1.9%.

Other income

Other income increased $1.2 million, or 4.2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to higher volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $2.7 million, or 12.2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Service contract claims increased $1.2 million, or 6.7%, GAP claims increased $0.9 million, or 38.0%, and credit insurance claims increased $0.6 million, or 46.9%, all resulting from higher loss ratios.

Amortization of DAC and Other operating expenses

Amortization of DAC remained consistent for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Other operating expenses decreased $2.6 million, or 6.0%, for the three months ended June 30, 2013, primarily due to an expense reduction initiative implemented in the first quarter of 2013.

Sales

Total segment sales increased $6.9 million, or 6.2%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Service contract sales increased $4.8 million, or 5.4%.  Sales in the GAP product line increased $2.4 million, or 15.9%.  Credit insurance sales decreased $0.2 million, or 2.1%.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Segment operating income

Operating income was $10.0 million, representing an increase of $2.6 million, or 35.9%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in income was mainly due to a $2.0 million legal settlement accrual in the first quarter of 2012. Credit insurance earnings increased $2.2 million primarily due to the previously mentioned $2.0 million in litigation costs incurred in the first quarter of 2012. Service contract earnings increased $0.2 million, or 5.0%, and GAP earnings increased $0.2 million, or 3.1%.  The increases in both product lines were primarily related to lower expenses somewhat offset by higher loss ratios.

Net premiums and policy fees

Net premiums and policy fees decreased $0.9 million, or 1.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Credit insurance premiums decreased $1.5 million, or 17.3% and service contract premiums decreased $0.6 million, or 1.0%. The decreases were primarily the result of decreasing sales in prior years and the related impact on earned premiums. GAP net premiums increased $1.2 million, or 12.0%.

Other income

Other income increased $1.1 million, or 2.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 due primarily to higher volume in the service contract line.

Benefits and settlement expenses

Benefits and settlement expenses increased $5.0 million, or 11.6%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to higher loss ratios in all product lines.  Service contract claims increased $2.6 million, or 7.2%, GAP claims increased $1.9 million, or 43.3%, and credit insurance claims increased $0.5 million, or 19.1%.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.3 million, or 2.6%, lower for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to lower earned premiums in the credit product line offset by increases in the service contract  product line. Other operating expenses decreased $7.6 million, or 8.9%, for the six months ended June 30, 2013, primarily due to an expense reduction initiative implemented in the first quarter of 2013 and a  $2.0 million legal settlement accrual in the first quarter of 2012.

Sales

Total segment sales increased $1.1 million, or 0.5%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Service contract sales increased $4.0 million, or 2.4%.  Sales in the GAP product line decreased $1.1 million, or 3.4% primarily due to lower sales through one large distribution partner and a change in mix of GAP business. Credit insurance sales decreased $1.7 million, or 8.9%, primarily due to an increase in refunds as a result of the 2012 legal settlement.

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

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(22,160)	$(23,660)	$(43,733)	$(46,870)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(13,412)	(15,174)	(26,340)	(30,722)
Amortization of deferred policy acquisition costs	(3,606)	(4,992)	(7,399)	(10,154)
Other operating expenses	(1,699)	(2,474)	(3,767)	(4,919)
Total benefits and expenses	(18,717)	(22,640)	(37,506)	(45,795)

NET IMPACT OF REINSURANCE (1)	$(3,443)	$(1,020)	$(6,227)	$(1,075)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Reinsurance premiums ceded decreased $1.5 million, or 6.3%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years and a change in mix of business in the GAP line.

Benefits and settlement expenses ceded decreased $1.8 million, or 11.6%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $1.4 million, or 27.8%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily as the result of decreases in ceded activity in the GAP product lines. Other operating expenses ceded decreased $0.8 million, or 31.3%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily as a result of decreases in the GAP line.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Reinsurance premiums ceded decreased $3.1 million, or 6.7%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years and a change in mix of business in the GAP line

Benefits and settlement expenses ceded decreased $4.4 million, or 14.3%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease was primarily due to lower losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $2.8 million, or 27.1%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily as the result of decreases in ceded activity in the GAP product lines. Other operating expenses ceded decreased $1.2 million, or 23.4%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily as a result of decreases in the GAP line.

Net investment income has no direct impact on reinsurance cost. However, by ceding business to the assuming companies, we forgo investment income on the reserves ceded. Conversely, the assuming companies will receive investment income on the reserves assumed which generally will increase the assuming companies’ profitability on business we cede. The net investment income impact to us and the assuming companies has not been quantified as it is not reflected in our consolidated financial statements.

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,631	$4,977	(7.0)%	$9,309	$10,143	(8.2)%
Reinsurance ceded	(4)	(5)	(20.0)	(4)	(21)	(81.0)
Net premiums and policy fees	4,627	4,972	(6.9)	9,305	10,122	(8.1)
Net investment income	27,281	14,822	84.1	51,020	37,582	35.8
Other income	158	97	62.9	1,351	29,605	(95.4)
Total operating revenues	32,066	19,891	61.2	61,676	77,309	(20.2)
Realized gains (losses) - investments	731	(11,973)		2,693	(29,018)
Realized gains (losses) - derivatives	(7,909)	(3,524)		(10,648)	(3,519)
Total revenues	24,888	4,394	n/m	53,721	44,772	20.0
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,330	5,256	1.4	10,664	11,219	(4.9)
Amortization of deferred policy acquisition costs	165	186	(11.3)	344	540	(36.3)
Other operating expenses	34,612	30,706	12.7	78,605	60,541	29.8
Total benefits and expenses	40,107	36,148	11.0	89,613	72,300	23.9
INCOME (LOSS) BEFORE INCOME TAX	(15,219)	(31,754)	(52.1)	(35,892)	(27,528)	30.4
Less: realized gains (losses) - investments	731	(11,973)		2,693	(29,018)
Less: realized gains (losses) - derivatives	(7,909)	(3,524)		(10,648)	(3,519)
OPERATING INCOME (LOSS)	$(8,041)	$(16,257)	(50.5)	$(27,937)	$5,009	n/m

For The Three Months Ended June 30, 2013 as compared to The Three Months Ended June 30, 2012

Segment operating income (loss)

Corporate and Other segment operating loss was $8.0 million for the three months ended June 30, 2013, as compared to an operating loss of $16.3 million for the three months ended June 30, 2012. The increase resulted from an improvement in net investment income primarily due to a $4.0 million favorable variance related to mortgage loan prepayment fee income and $3.8 million related to called securities.  Partially offsetting this variance was an increase in other operating expenses as compared to the second quarter of 2012.

Operating revenues

Net investment income for the segment increased $12.5 million, or 84.1%, for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and net premiums and policy fees decreased $0.3 million, or 6.9%.  The increase in net investment income was primarily due to a $4.0 million favorable variance related to mortgage loan prepayment fee income and $3.8 million related to called securities.  In addition, the segment experienced a $4.2 million increase in interest income associated with a reserve financing transaction which is entirely offset by the increase in interest expense as referred to below.

Total benefits and expenses

Total benefits and expenses increased $4.0 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to $1.8 million of acquisition related expenses and a $4.2 million increase in interest expense associated with a reserve financing transaction for the three months ended June 30, 2013 which is entirely offset by the increase in interest income as referred to above.  These variances were partially offset by a favorable $3.9 million guaranty fund allocation for the second quarter of 2013.

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

Segment operating income (loss)

Corporate and Other segment operating loss was $27.9 million for the six months ended June 30, 2013, as compared to operating income of $5.0 million for the six months ended June 30, 2012. The decrease was the result of a $28.0 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the six months ended June 30, 2012, $29.3 million of pre-tax gains were generated from the repurchase of non-recourse funding obligations as compared to $1.3 million of pre-tax gains for the six months ended June 30, 2013. In addition, the decrease was driven by higher operating expenses, partially offset by an improvement in net investment income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Operating revenues

Net investment income for the segment increased $13.4 million, or 35.8%, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, and net premiums and policy fees decreased $0.8 million, or 8.1%. The increase in net investment income was primarily due to $4.8 million related to called securities and a $2.9 million favorable variance related to mortgage loan prepayment fee income.  In addition, the segment experienced a $7.5 million increase in interest income associated with a reserve financing transaction which is entirely offset by the increase in interest expense as referred to below.  Other income decreased $28.3 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to a $28.0 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $17.3 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to a $7.5 million increase in interest expense associated with a reserve financing transaction which is entirely offset by the increase in interest income as referred to above. In addition, the segment recorded $3.1 million of acquisition related expenses during the six months ended June 30, 2013 and experienced an increase in non-acquisition related legal fees compared to the six months ended June 30, 2012.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of June 30, 2013, our investment portfolio was approximately $35.8 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	June 30, 2013		December 31, 2012
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2013 - $21,436,624; 2012 - $21,228,463)	$22,710,133	63.4%	$23,808,542	64.6%
Privately issued bonds (amortized cost: 2013 - $6,263,326; 2012 - $5,732,847)	6,529,743	18.2	6,261,436	17.0
Fixed maturities	29,239,876	81.6	30,069,978	81.6
Equity securities (cost: 2013 - $411,048; 2012 - $371,827)	405,855	1.1	373,715	1.0
Mortgage loans	4,772,134	13.3	4,948,625	13.4
Investment real estate	6,450	—	6,517	—
Policy loans	855,780	2.4	865,391	2.3
Other long-term investments	377,670	1.1	378,821	1.0
Short-term investments	171,010	0.5	216,787	0.7
Total investments	$35,828,775	100.0%	$36,859,834	100.0%

Included in the preceding table are $2.9 billion and $3.0 billion of fixed maturities and $91.6 million and $118.9 million of short-term investments classified as trading securities as of June 30, 2013 and December 31, 2012, respectively. The trading portfolio includes invested assets of $2.8 billion and $3.0 billion as of June 30, 2013 and December 31, 2012, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $335.0 million and $300.0 million of securities classified as held-to-maturity as of June 30, 2013 and December 31, 2012, respectively.

Fixed Maturity Investments

As of June 30, 2013, our fixed maturity investment holdings were approximately $29.2 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	June 30, 2013	December 31, 2012
AAA	14.4%	14.7%
AA	6.9	7.2
A	31.0	30.8
BBB	40.6	39.7
Below investment grade	6.0	6.6
Not rated	1.1	1.0
	100.0%	100.0%

We use various Nationally Recognized Statistical Rating Organizations’ (“NRSRO”) ratings when classifying securities by quality ratings. When the various NRSRO ratings are not consistent for a security, we use the second-highest convention in assigning the rating. When there are no such published ratings, we assign a rating based on the statutory accounting rating system if such ratings are available.

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of June 30, 2013, based upon amortized cost, $37.2 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $27.4 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	June 30, 2013	December 31, 2012
	(Dollars In Millions)
Corporate bonds	$21,592.4	$22,037.9
Residential mortgage-backed securities	1,907.1	2,197.1
Commercial mortgage-backed securities	1,113.8	1,040.9
Other asset-backed securities	1,181.4	1,133.0
U.S. government-related securities	1,382.5	1,474.3
Other government-related securities	122.8	164.2
States, municipals, and political subdivisions	1,604.9	1,722.6
Other	335.0	300.0
Total fixed income portfolio	$29,239.9	$30,070.0

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”.  We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $26.0 billion, or 89.1%, of our fixed maturities as “available-for-sale” as of June 30, 2013. These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $335.0 million, or 1.1% of our fixed maturities as “held-to-maturity” as of June 30, 2013. These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.9 billion, or 9.8%, of our fixed maturities and $91.6 million of short-term investments as of June 30, 2013. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	June 30, 2013	December 31, 2012
	(Dollars In Thousands)
AAA	$440,077	$559,374
AA	286,028	239,834
A	847,135	801,562
BBB	922,764	1,038,873
Below investment grade	345,495	353,089
Total Modco trading fixed maturities	$2,841,499	$2,992,732

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of June 30, 2013, were approximately $4.2 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of June 30, 2013, our RMBS portfolio was approximately $1.9 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of June 30, 2013.

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	23.4%
PAC	43.7
Pass Through	7.1
Other	25.8
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	57.1%
AA	—
A	1.5
BBB	0.3
Below investment grade	41.1
100.0%

Alt-A Collateralized Holdings

As of June 30, 2013, we held securities with a fair value of $426.3 million, or 1.2% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2012, we held securities with a fair value of $443.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of June 30, 2013, these securities had a fair value of $142.9 million and an unrealized gain of $27.5 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of June 30, 2013:

Percentage of
Alt-A
Rating	Securities
A	0.2%
Below investment grade	99.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of June 30, 2013:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
A	$0.8	$—	$—	$—	$—	$0.8
Below investment grade	425.5	—	—	—	—	425.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$426.3	$—	$—	$—	$—	$426.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
A	$—	$—	$—	$—	$—	$—
Below investment grade	31.0	—	—	—	—	31.0
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$31.0	$—	$—	$—	$—	$31.0

Sub-prime Collateralized Holdings

As of June 30, 2013, we held securities with a total fair value of $2.4 million that were supported by collateral classified as sub-prime. As of December 31, 2012, we held securities with a fair value of $2.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of June 30, 2013, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.5 billion, or 4.1%, of total invested assets. As of December 31, 2012, we held securities with a fair value of $1.8 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of June 30, 2013:

Percentage of
Prime
Rating	Securities
AAA	73.6%
AA	—
A	1.9
BBB	0.4
Below investment grade	24.1
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of June 30, 2013:

Prime Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$389.7	$318.2	$328.7	$5.3	$46.9	$1,088.8
AA	0.3	—	—	—	—	0.3
A	27.5	—	—	—	—	27.5
BBB	6.5	—	—	—	—	6.5
Below investment grade	355.3	—	—	—	—	355.3
Total mortgage-backed securities collateralized by prime mortgage loans	$779.3	$318.2	$328.7	$5.3	$46.9	$1,478.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$23.4	$13.3	$11.7	$(0.3)	$(1.0)	$47.1
AA	—	—	—	—	—	—
A	0.6	—	—	—	—	0.6
BBB	0.7	—	—	—	—	0.7
Below investment grade	10.1	—	—	—	—	10.1
Total mortgage-backed securities collateralized by prime mortgage loans	$34.8	$13.3	$11.7	$(0.3)	$(1.0)	$58.5

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of June 30, 2013, the CMBS holdings were approximately $1.1 billion. As of December 31, 2012, the CMBS holdings were approximately $1.0 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of June 30, 2013:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	68.5%
AA	12.5
A	17.5
BBB	1.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of June 30, 2013:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$77.6	$80.7	$213.6	$288.5	$102.5	$762.9
AA	—	33.2	37.1	41.2	27.8	139.3
A	44.4	33.8	83.6	13.6	19.0	194.4
BBB	17.2	—	—	—	—	17.2
Total commercial mortgage-backed securities	$139.2	$147.7	$334.3	$343.3	$149.3	$1,113.8

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$1.8	$6.0	$14.1	$(11.1)	$(6.4)	$4.4
AA	—	1.9	2.1	(2.9)	(2.4)	(1.3)
A	1.1	1.2	0.1	(0.7)	(1.5)	0.2
BBB	0.5	—	—	—	—	0.5
Total commercial mortgage-backed securities	$3.4	$9.1	$16.3	$(14.7)	$(10.3)	$3.8

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of June 30, 2013, these holdings were approximately $1.2 billion. As of December 31, 2012, these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of June 30, 2013:

Percentage of
Other Asset- Backed
Rating	Securities
AAA	49.8%
AA	19.7
A	18.7
BBB	0.3
Below investment grade	11.5
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of June 30, 2013:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$518.8	$7.1	$26.0	$33.7	$2.2	$587.8
AA	169.2	—	—	63.7	—	232.9
A	49.1	—	72.8	91.6	7.7	221.2
BBB	3.4	—	—	—	—	3.4
Below investment grade	136.1	—	—	—	—	136.1
Total other asset-backed securities	$876.6	$7.1	$98.8	$189.0	$9.9	$1,181.4

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$(16.4)	$0.1	$0.9	$(0.3)	$(0.1)	$(15.8)
AA	(7.4)	—	—	(0.1)	—	(7.5)
A	5.2	—	5.3	(0.5)	(0.1)	9.9
BBB	(0.1)	—	—	—	—	(0.1)
Below investment grade	12.3	—	—	—	—	12.3
Total other asset-backed securities	$(6.4)	$0.1	$6.2	$(0.9)	$(0.2)	$(1.2)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of June 30, 2013, 98.9% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	June 30, 2013	Value	December 31, 2012	Value
	(Dollars In Thousands)
Banking	$2,225,813	7.6%	$2,314,924	7.7%
Other finance	444,752	1.5	346,029	1.2
Electric	3,560,117	12.2	3,782,241	12.6
Natural gas	2,107,766	7.2	2,199,265	7.3
Insurance	2,473,720	8.5	2,539,394	8.4
Energy	1,632,963	5.6	1,820,275	6.1
Communications	1,258,387	4.3	1,260,773	4.2
Basic industrial	1,289,354	4.4	1,293,037	4.3
Consumer noncyclical	1,804,366	6.2	1,738,686	5.8
Consumer cyclical	947,973	3.2	941,057	3.1
Finance companies	237,814	0.8	244,107	0.8
Capital goods	1,017,655	3.5	1,065,864	3.5
Transportation	710,936	2.4	670,477	2.2
Other industrial	255,459	0.9	235,642	0.8
Brokerage	584,914	2.0	588,307	2.0
Technology	852,979	2.9	844,036	2.8
Real estate	118,987	0.4	119,021	0.4
Other utility	68,416	0.2	34,779	0.1
Commercial mortgage-backed securities	1,113,815	3.8	1,040,896	3.5
Other asset-backed securities	1,181,385	4.0	1,132,943	3.8
Residential mortgage-backed non-agency securities	848,946	2.9	987,035	3.3
Residential mortgage-backed agency securities	1,058,121	3.6	1,210,098	4.0
U.S. government-related securities	1,382,533	4.7	1,474,319	4.9
Other government-related securities	122,840	0.4	164,222	0.5
State, municipals, and political divisions	1,604,865	5.5	1,722,551	5.7
Other	335,000	1.3	300,000	1.0
Total	$29,239,876	100.0%	$30,069,978	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of June 30, 2013, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $29.2 billion, which was 6.6% above amortized cost of $27.4 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of June 30, 2013, our mortgage loan holdings were approximately $4.8 billion. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of June 30, 2013 and December 31, 2012, our allowance for mortgage loan credit losses was $7.0 million and $2.9 million, respectively. While our mortgage loans do not have quoted market values, as of June 30, 2013, we estimated the fair value of our mortgage loans to be $5.3 billion (using discounted cash flows from the next call date), which was approximately 10% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of June 30, 2013 and December 31, 2012, approximately $705.7 million and $817.3 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile. During the three and six month period ended June 30, 2013, we recognized $5.8 million and $9.2 million of participating mortgage loan income, respectively.

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $106.1 million will become due in the remainder of 2013, $1.3 billion in 2014 through 2018, $581.3 million in 2019 through 2023, and $173.7 million thereafter.

As of June 30, 2013, approximately $16.0 million, or 0.04%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement.

As of June 30, 2013, $13.8 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming. We did not foreclose on any nonperforming loans during the six months ended June 30, 2013.

As of June 30, 2013, $2.2 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the six months ended June 30, 2013. We did not foreclose on any nonperforming loans during the six months ended June 30, 2013.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of June 30, 2013:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$3,768,417	14.5%
AA	1,723,705	6.6
A	8,204,100	31.5
BBB	10,955,950	42.1
Investment grade	24,652,172	94.7
BB	681,951	2.6
B	116,167	0.4
CCC or lower	602,053	2.3
Below investment grade	1,400,171	5.3
Total	$26,052,343	100.0%

Not included in the table above are $2.5 billion of investment grade and $356.5 million of below investment grade fixed maturities classified as trading securities and $335.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of June 30, 2013. The following summarizes our ten largest maturity exposures to an individual creditor group as of June 30, 2013:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Duke Energy Corp	$199.3	$—	$199.3
Comcast Corp.	182.7	—	182.7
Exelon Corp.	168.2	—	168.2
Nextera Energy Inc.	161.2	—	161.2
General Electric	160.1	—	160.1
Berkshire Hathaway Inc.	159.9	—	159.9
JP Morgan Chase and Company	135.3	11.4	146.7
Verizon Communications Inc.	140.8	—	140.8
Rio Tinto	139.8	—	139.8
Citigroup Inc.	131.9	6.0	137.9

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and six months ended June 30, 2013, we concluded that approximately $4.0 million and $8.6 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, $2.2 million and $5.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses for the three and six months ended June 30, 2013, respectively. These non-credit losses were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of June 30, 2013. As June 30, 2013, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$398.9	$468.6	$867.5
Switzerland	116.9	201.8	318.7
France	69.2	95.2	164.4
Sweden	143.7	4.7	148.4
Netherlands	146.7	83.9	230.6
Spain	38.6	105.4	144.0
Belgium	—	94.9	94.9
Germany	49.8	76.3	126.1
Ireland	5.7	94.0	99.7
Luxembourg	—	57.3	57.3
Italy	—	46.9	46.9
Norway	—	39.4	39.4
Total securities	969.5	1,368.4	2,337.9
Derivatives:
Germany	14.2	—	14.2
Switzerland	11.5	—	11.5
Total derivatives	25.7	—	25.7
Total securities	$995.2	$1,368.4	$2,363.6

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$21,579	$16,511	$5,068	$34,433	$39,326	$(4,893)
Fixed maturity losses - sales	(2,287)	(94)	(2,193)	(2,843)	(3,231)	388
Equity gains - sales	2,366	148	2,218	2,367	148	2,219
Impairments on fixed maturity securities	(2,910)	(13,442)	10,532	(6,497)	(32,038)	25,541
Impairments on equity securities	(1,090)	—	(1,090)	(2,087)	—	(2,087)
Modco trading portfolio	(126,694)	56,063	(182,757)	(142,022)	74,162	(216,184)
Other	(5,191)	(4,749)	(442)	(6,408)	(7,043)	635
Total realized gains (losses) - investments	$(114,227)	$54,437	$(168,664)	$(123,057)	$71,324	$(194,381)

Derivatives related to variable annuity contracts:
Interest rate futures - VA	$(7,654)	$69,196	$(76,850)	$(24,138)	$35,790	$(59,928)
Equity futures - VA	(4,036)	(220)	(3,816)	(27,261)	(25,319)	(1,942)
Currency futures - VA	(112)	1,764	(1,876)	7,971	780	7,191
Volatility futures - VA	—	343	(343)	—	(132)	132
Variance swaps - VA	2,214	1,063	1,151	(8,219)	(821)	(7,398)
Equity options - VA	(8,131)	3,153	(11,284)	(36,537)	(20,719)	(15,818)
Interest rate swaptions - VA	1,639	8,831	(7,192)	(2,463)	5,312	(7,775)
Interest rate swaps - VA	(89,722)	5,954	(95,676)	(106,278)	3,826	(110,104)
Embedded derivative - GMWB	25,939	(85,456)	111,395	106,314	(35,289)	141,603
Funds withheld derivative	9,837	—	9,837	9,837	—	9,837
Total derivatives related to variable annuity contracts	(70,026)	4,628	(74,654)	(80,774)	(36,572)	(44,202)
Embedded derivative - Modco reinsurance treaties	144,998	(48,679)	193,677	161,773	(37,973)	199,746
Embedded derivative - FIA	(41)	—	(41)	(41)	—	(41)
Interest rate swaps	1,909	(2,916)	4,825	2,912	(879)	3,791
Interest rate caps	—	(351)	351	—	(2,515)	2,515
Derivatives with PLC(1)	(9,751)	500	(10,251)	(13,529)	500	(14,029)
Other derivatives	(498)	(950)	452	(143)	(238)	95
Total realized gains (losses) - derivatives	$66,591	$(47,768)	$114,359	$70,198	$(77,677)	$147,875

(1)             These derivatives include the interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and six months ended June 30, 2013, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of June 30, 2013, we had posted cash and securities (at fair value) as collateral of approximately $60.3 million and $52.3 million, respectively. As of June 30, 2013, we received $1.0 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and six months ended June 30, 2013, we recognized pre-tax other-than-temporary impairments of $4.0 million and $8.6 million, respectively, due to credit-related factors, resulting in a charge to earnings. During the three and six months ended June 30, 2013, $2.2 million and $5.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses, respectively. These non-credit losses were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income. For the three and six months ended June 30, 2012, we recognized pre-tax other-than-temporary impairments of $13.4 million and $32.0 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The		For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars In Millions)
Alt-A MBS	$1.4	$2.8	$3.0	$4.7
Other MBS	1.5	5.0	3.5	9.9
Corporate bonds	—	5.6	—	17.4
Equities	1.1	—	2.1	—
Total	$4.0	$13.4	$8.6	$32.0

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the six months ended June 30, 2013, we sold securities in an unrealized loss position with a fair value of $57.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$20,784	36.3%	$(314)	11.1%
>90 days but <= 180 days	26,862	46.9	(507)	17.8
>180 days but <= 270 days	22	—	(2)	0.1
>270 days but <= 1 year	13	—	(4)	0.2
>1 year	9,539	16.8	(2,016)	70.8
Total	$57,220	100.0%	$(2,843)	100.0%

For the three and six months ended June 30, 2013, we sold securities in an unrealized loss position with a fair value (proceeds) of $53.2 million and $57.2 million, respectively. The loss realized on the sale of these securities was $2.3 million and $2.8 million, respectively.

For the three and six months ended June 30, 2013, we sold securities in an unrealized gain position with a fair value of $409.9 million and $797.7 million, respectively. The gain realized on the sale of these securities was $23.9 million and $36.8 million, respectively.

The $6.4 million of other realized losses recognized for the six months ended June 30, 2013, consists of the increase in the mortgage loan reserves mortgage loan losses of $2.3 million and real estate gains of $0.1 million.

For the three and six months ended June 30, 2013, net losses of $126.7 million and $142.0 million, respectively, primarily related to changes in fair value on our Modco trading portfolios were included in realized gains and losses. Of this amount, approximately $19.7 million and $22.0 million, respectively, of gains were realized through the sale of certain securities, which will be reimbursed to our reinsurance partners over time through the reinsurance settlement process for this block of business. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $145.0 million and $161.8 million, respectively, during the three and six months ended June 30, 2013. These gains were primarily the result of an increase in treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $4.0 million and $27.3 million, interest rate futures resulted in pre-tax losses of $7.7 million and $24.1 million, currency futures resulted in net pre-tax losses of $0.1 million and net pre-tax gains of $8.0 million, and volatility futures resulted in no pre-tax gains or losses for the three and six months ended June 30, 2013, respectively. No volatility future positions were held during the three and six months ended June 30, 2013.

We also use equity options and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $8.1 million  and $36.5 million and the variance swaps resulted in a net pre-tax gain of $2.2 million and a net pre-tax loss of $8.2 million, respectively, for the three and six months ended June 30, 2013.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax losses of $89.7 million and $106.3 million and interest rate swaptions resulted in a net pre-tax gain of $1.6 million and a net pre-tax loss of $2.5 million, respectively, for the three and six months ended June 30, 2013.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized gains of $25.9 million and $106.3 million for the three and six months ended June 30, 2013, respectively.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $9.8 million for the three and six months ended June 30, 2013.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted in net pre-tax gains of $1.9 million and $2.9 million for the three and six months ended June 30, 2013, respectively. The pre-tax gains were primarily the result of $2.3 million and $3.3 million in unrealized gains and $0.4 million and $0.4 million in realized losses due to interest settlements during the three and six months ended June 30, 2013, respectively.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. These caps resulted in insignificant pre-tax losses for the three and six months ended June 30, 2013.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax loss of $9.7 million and $13.5 million related to the interest support agreement and insignificant losses and a pre-tax gain of $0.1 million related to the YRT premium support agreement for the three and six months ended June 30, 2013, respectively. We entered into two separate portfolio maintenance agreements in October 2012. We recognized insignificant losses for the three and six months ended June 30, 2013 related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated net pre-tax losses of $0.5 million and $0.1 million for the three and six months ended June 30, 2013, respectively.

We recognized insignificant losses for the three and six months ended June 30, 2013 related to the embedded derivative on the FIA product.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after June 30, 2013. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $1.5 billion, prior to tax and DAC offsets, as of June 30, 2013, and an overall net unrealized gain of $3.1 billion as of December 31, 2012.

For fixed maturity and equity securities held that are in an unrealized loss position as of June 30, 2013, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$5,213,923	79.3%	$5,504,311	78.8%	$(290,388)	70.4%
>90 days but <= 180 days	281,816	4.3	312,751	4.5	(30,935)	7.5
>180 days but <= 270 days	142,591	2.2	160,900	2.3	(18,309)	4.4
>270 days but <= 1 year	47,257	0.7	53,474	0.8	(6,217)	1.5
>1 year but <= 2 years	477,882	7.3	508,695	7.3	(30,813)	7.5
>2 years but <= 3 years	38,294	0.6	42,918	0.6	(4,624)	1.1
>3 years but <= 4 years	25,358	0.4	27,801	0.4	(2,443)	0.6
>4 years but <= 5 years	169	—	228	—	(59)	—
>5 years	349,123	5.2	378,050	5.3	(28,927)	7.0
Total	$6,576,413	100.0%	$6,989,128	100.0%	$(412,715)	100.0%

The majority of the unrealized loss as of June 30, 2013 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of June 30, 2013, the Barclays Investment Grade Index was priced at 144.4 bps versus a 10 year average of 157.2 bps. Similarly, the Barclays High Yield Index was priced at 492.3 bps versus a 10 year average of 563.9 bps. As of June 30, 2013, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.395%, 2.487%, and 3.500%, as compared to 10 year averages of 2.780%, 3.570%, and 4.289%, respectively.

As of June 30, 2013, 85.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of June 30, 2013, there were estimated gross unrealized losses of $10.8 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of June 30, 2013, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of June 30, 2013, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$567,318	8.6%	$603,529	8.6%	$(36,211)	8.8%
Other finance	167,897	2.6	176,348	2.5	(8,451)	2.0
Electric	399,389	6.1	428,100	6.1	(28,711)	7.0
Natural gas	226,621	3.4	248,171	3.6	(21,550)	5.2
Insurance	308,572	4.7	330,207	4.7	(21,635)	5.2
Energy	137,099	2.1	147,816	2.1	(10,717)	2.6
Communications	186,107	2.8	208,185	3.0	(22,078)	5.3
Basic industrial	424,762	6.5	454,966	6.5	(30,204)	7.3
Consumer noncyclical	622,493	9.5	676,116	9.7	(53,623)	13.0
Consumer cyclical	341,959	5.2	364,489	5.2	(22,530)	5.5
Finance companies	42,267	0.6	43,802	0.6	(1,535)	0.4
Capital goods	237,281	3.6	247,364	3.5	(10,083)	2.4
Transportation	115,671	1.8	124,127	1.8	(8,456)	2.0
Other industrial	101,042	1.5	106,846	1.5	(5,804)	1.4
Brokerage	119,459	1.8	124,812	1.8	(5,353)	1.3
Technology	340,801	5.2	359,403	5.1	(18,602)	4.5
Real estate	616	—	625	—	(9)	—
Other utility	22,055	0.3	23,911	0.3	(1,856)	0.4
Commercial mortgage-backed securities	471,988	7.2	494,058	7.1	(22,070)	5.3
Other asset-backed securities	667,676	10.2	706,798	10.1	(39,122)	9.5
Residential mortgage-backed non-agency securities	296,894	4.5	311,239	4.5	(14,345)	3.5
Residential mortgage-backed agency securities	47,921	0.7	48,670	0.7	(749)	0.2
U.S. government-related securities	645,223	9.8	670,256	9.7	(25,033)	6.2
Other government-related securities	20,000	0.3	20,001	0.3	(1)	—
States, municipals, and political divisions	65,302	1.0	69,289	1.0	(3,987)	1.0
Total	$6,576,413	100.0%	$6,989,128	100.0%	$(412,715)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	June 30, 2013	December 31, 2012

Banking	8.8%	10.2%
Other finance	2.0	0.5
Electric	7.0	6.6
Natural gas	5.2	4.1
Insurance	5.2	7.3
Energy	2.6	0.3
Communications	5.3	0.4
Basic industrial	7.3	3.2
Consumer noncyclical	13.0	2.7
Consumer cyclical	5.5	0.9
Finance companies	0.4	1.7
Capital goods	2.4	2.0
Transportation	2.0	—
Other industrial	1.4	0.2
Brokerage	1.3	0.4
Technology	4.5	1.0
Real estate	—	—
Other utility	0.4	—
Commercial mortgage-backed securities	5.3	0.4
Other asset-backed securities	9.5	43.8
Residential mortgage-backed non-agency securities	3.5	13.7
Residential mortgage-backed agency securities	0.2	—
U.S. government-related securities	6.2	0.4
Other government-related securities	—	—
States, municipals, and political divisions	1.0	0.2
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of June 30, 2013, varies, with 4.9% maturing in less than 5 years, 35.1% maturing between 5 and 10 years, and 60.0% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of June 30, 2013:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$3,477,500	52.9%	$3,667,707	52.5%	$(190,207)	46.1%
BBB	2,312,338	35.2	2,473,145	35.4	(160,807)	39.0
Investment grade	5,789,838	88.1	6,140,852	87.9	(351,014)	85.1
BB	280,716	4.3	306,120	4.4	(25,404)	6.2
B	106,985	1.6	112,290	1.6	(5,305)	1.3
CCC or lower	398,874	6.0	429,866	6.1	(30,992)	7.4
Below investment grade	786,575	11.9	848,276	12.1	(61,701)	14.9
Total	$6,576,413	100.0%	$6,989,128	100.0%	$(412,715)	100.0%

As of June 30, 2013, we held a total of 562 positions that were in an unrealized loss position. Included in that amount were 120 positions of below investment grade securities with a fair value of $786.6 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $61.7 million, of which $33.2 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.2% of invested assets.

As of June 30, 2013, securities in an unrealized loss position that were rated as below investment grade represented 11.9% of the total fair value and 14.9% of the total unrealized loss. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. We have the ability and intent to hold these securities to maturity. As of June 30, 2013, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $66.9 million. A widening of credit spreads is estimated to account for unrealized losses of $206.4 million, with changes in treasury rates offsetting this loss by an estimated $139.5 million.

The majority of our RMBS holdings as of June 30, 2013, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 3.61 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of June 30, 2013:

Weighted-Average
Non-agency portfolio	Life

Prime	2.60
Alt-A	4.69

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of June 30, 2013:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$478,116	60.8%	$504,747	59.5%	$(26,631)	43.2%
>90 days but <= 180 days	8,753	1.1	9,883	1.2	(1,130)	1.8
>180 days but <= 270 days	359	—	403	—	(44)	0.1
>270 days but <= 1 year	3,747	0.5	4,419	0.5	(672)	1.1
>1 year but <= 2 years	80,771	10.3	92,107	10.9	(11,336)	18.4
>2 years but <= 3 years	25,358	3.2	27,801	3.3	(2,443)	4.0
>3 years but <= 4 years	22,125	2.8	24,258	2.9	(2,133)	3.5
>4 years but <= 5 years	142	—	157	—	(15)	—
>5 years	167,204	21.3	184,501	21.7	(17,297)	27.9
Total	$786,575	100.0%	$848,276	100.0%	$(61,701)	100.0%

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. Cash received is invested in fixed maturity securities, and the agreements provide for net settlement in the event of default or on termination of the agreements. As of June 30, 2013, the fair value of securities pledged under the repurchase program was $356.1 million and the repurchase obligation of $340.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 8 basis points). During the six months ended June 30, 2013, the maximum balance outstanding at any one point in time related to these programs was $645.1 million. The average daily balance was $423.9 million (at an average borrowing rate of 12 basis points) during the six months ended June 30, 2013. As of December 31, 2012, we had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We and PLC have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of June 30, 2013. We did not have an outstanding balance under the Credit Facility as of June 30, 2013. PLC had an outstanding balance of $360.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of June 30, 2013.

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

We held $64.6 million of FHLB common stock as of June 30, 2013, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of June 30, 2013, we had $922.1 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of June 30, 2013, we reported approximately $624.2 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of June 30, 2013, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of June 30, 2013, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $27.7 million and $44.0 million was recorded as of June 30, 2013 and December 31, 2012, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of June 30, 2013, to fund mortgage loans in the amount of $313.6 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of June 30, 2013, we held cash and short-term investments of $301.9 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Six Months Ended June 30,
	2013	2012
	(Dollars In Thousands)
Net cash provided by operating activities	$262,701	$175,685
Net cash used in investing activities	(801,912)	(113,524)
Net cash provided by (used in) financing activities	400,489	(113,151)
Total	$(138,722)	$(50,990)

For The Six Months Ended June 30, 2013 as compared to The Six Months Ended June 30, 2012

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

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $225.5 million inflows of investment product and universal life net activity and as compared to $98.7 million of outflows in the prior year. We had inflows of $190.0 million from repurchase program borrowings as compared to $200.0 million for the six months ended June 30, 2012. Net issuances of non-recourse funding obligations equaled $30.0 million during the six months ended June 30, 2013, as compared to repurchases of $91.7 million during the six months ended June 30, 2012.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the Credit Facility previously mentioned.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of June 30, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of June 30, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of June 30, 2013, securities related to $269.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $72.0 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $233.1 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the holders of the non-recourse funding obligations cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuers of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the non-recourse funding obligations). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011, to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. The LOC balance was $590 million as of June 30, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $610 million in 2013. The term of the LOC is expected to be 12 years, subject to certain conditions including capital contributions made to Golden Gate III by one of its affiliates. The LOC was issued to support certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement. In addition, we have entered into certain support agreements with Golden Gate III obligating us to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate III. Subsequent to the current period on August 7, 2013 the Company entered into a Second Amended and Restated Reimbursement Agreement with UBS. Under the Second Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the LOC that was in place as of June 30, 2013.  For additional information please refer to Note 17, Subsequent Events, to the quarterly consolidated condensed financial statements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated March 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during the first quarter of 2013 and was $675 million as of June 30, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date and with a maturity date of December 30, 2022. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement. In addition, we have entered into certain support agreements with Golden Gate IV obligating us to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of our obligations to Golden Gate IV.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of June 30, 2013, the principal balance of the Red Mountain note was $335 million. In connection with the transaction, PLC has entered into certain support agreements under which we guarantee or otherwise support certain obligations of Golden Gate V and Red Mountain.

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

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and six months ended June 30, 2013, we ceded premiums to unaffiliated third party reinsurers amounting to $396.8 million and $722.6 million, respectively. In addition, we had receivables from unaffiliated reinsurers amounting to $5.7 billion as of June 30, 2013. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of June 30, 2013:

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

As of June 30, 2013, we had policy liabilities and accruals of approximately $23.3 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.53%.

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

As of June 30, 2013, we carried a $78.2 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,685,904	$89,349	$191,616	$207,448	$4,197,491
Stable value products(2)	2,662,233	485,184	1,454,835	655,185	67,029
Operating leases(3)	17,263	5,698	8,675	2,547	343
Home office lease(4)	75,410	75,410	—	—	—
Mortgage loan and investment commitments	326,795	326,795	—	—	—
Repurchase program borrowings(5)	340,002	340,002	—	—	—
Policyholder obligations(6)	33,849,436	1,146,507	2,532,048	2,311,967	27,858,914
Total	$41,957,043	$2,468,945	$4,187,174	$3,177,147	$32,123,777

(1)             Non-recourse funding obligations include all undiscounted principal amounts owed and expected future interest payments due over the term of the notes.  Of the total undiscounted cash flows, $1.9 billion relates to the Golden Gate V transaction.  These cash out flows are matched and predominantly offset by the cash in flows Golden Gate V receives from notes issued by a nonconsolidated variableinterest entity. Additionally, $2.3 billion of the total undiscounted cash flows are obligations to PLC. The remaining $0.5 billion of undiscounted cash flows are associated with the Golden Gate II notes outstanding.

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

(6)             Estimated contractual policyholder obligations are based on mortality, morbidity, and lapse assumptions comparable to our historical experience, modified for recent observed trends. These obligations are based on current balance sheet values and do not incorporate an expectation of future sales. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. Separate account obligations are excluded from the chart as variable separate account obligations are legally insulated from general account obligations, and will be fully funded by cash flows from variable separate account assets. We expect to fully fund the general account obligations from cash flows from general account assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance defines fair value for GAAP and establishes a framework for measuring fair value as well as a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The term “fair value” in this document is defined in accordance with GAAP. The standard describes three levels of inputs that may be used to measure fair value. For more information, see Note 2, Summary of Significant Accounting Policies and Note 13, Fair Value of Financial Instruments.

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of June 30, 2013, $1.1 billion of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of June 30, 2013, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $47.8 million and $256.8 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of June 30, 2013, the Level 3 fair value of these liabilities was $114.6 million.

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

Of our $1.1 billion, or 2.7% of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $760.9 million were ABS. Of this amount, $602.4 million were student loan related ABS and $158.5 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$292.8
2003	114.8
2004	119.6
2005	2.3
2006	21.6
2007	101.3
2012	94.5
2013	14.0
Total	$760.9

The ABS was rated as follows: $500.9 million were AAA rated, $182.1 million were AA rated, $72.0 million were A rated, $3.1 million were BBB rated, and $2.8 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We have a funds withheld account that consists of various derivative instruments held by us that is used to hedge the GMWB and GMDB riders. The economic performance of derivatives in the funds withheld account is ceded to Shades Creek. The funds withheld account is accounted for as a derivative financial instrument.

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of June 30, 2013, we had outstanding mortgage loan commitments of $313.6 million at an average rate of 4.7%.

Impact of continued low interest rate environment

Significant changes in interest rates expose us to the risk of not realizing anticipated spreads between the interest rate earned on investments and the interest rate credited to in-force policies and contracts. In addition, certain of our insurance and investment products have a minimum guaranteed interest rate (“MGIR”). In periods of prolonged low interest rates, the interest spread earned may be negatively impacted to the extent our ability to reduce policyholder crediting rates is limited by the guaranteed minimum credited interest rates. Additionally, those policies without account values may exhibit lower profitability in periods of prolonged low interest rates due to reduced investment income.

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of June 30, 2013:

Credited Rate Summary
As of June 30, 2013
		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$36	$16	$1,081	$1,133
>3% - 4%	1,384	653	1,172	3,209
>4% - 5%	2,036	3,086	390	5,512
>5% - 6%	223	—	—	223
Subtotal	3,679	3,755	2,643	10,077

Fixed Annuities
1%	$329	$155	$543	$1,027
>1% - 2%	595	513	356	1,464
>2% - 3%	1,517	351	832	2,700
>3% - 4%	316	—	—	316
>4% - 5%	234	—	—	234
Subtotal	2,991	1,019	1,731	5,741
Total	$6,670	$4,774	$4,374	$15,818

Percentage of Total	42%	30%	28%	100%

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products as of December 31, 2012:

Credited Rate Summary
As of December 31, 2012
		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$36	$1	$911	$948
>3% - 4%	1,402	649	1,137	3,188
>4% - 5%	2,058	3,069	385	5,512
>5% - 6%	223	—	—	223
Subtotal	3,719	3,719	2,433	9,871

Fixed Annuities
1%	$275	$104	$477	$856
>1% - 2%	570	459	489	1,518
>2% - 3%	1,544	353	892	2,789
>3% - 4%	347	—	—	347
>4% - 5%	240	—	—	240
Subtotal	2,976	916	1,858	5,750
Total	$6,695	$4,635	$4,291	$15,621

Percentage of Total	43%	30%	27%	100%

Certain deferred fixed annuity products have been reclassified between ranges as of December 31, 2012 to make the year-end period comparable to the current quarter. The reclassifications did not change the prior year total, only the classification within the ranges.

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

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” and Part II, Item 1A, Risk Factors of this Report for market risk disclosures in light of the current conditions in the financial and credit markets, and the economy generally.

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

(b)                                 Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The increased reserves on ULSG issued on and after January 1, 2013 may make certain product designs including some of those offered by the Company’s subsidiaries before January 1, 2013, unprofitable to the Company if issued after 2012 unless prices are increased. The Company has developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company’s ability to market its new product. Such regulatory reactions could include, for example, withdrawal of state approvals of the new product or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s new product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses, and expects to be able to continue using, affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities. The NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. That subgroup issued a Captives and Special Purpose Vehicles White Paper, which was recently adopted by the NAIC Financial Condition (E) Committee. The Financial Condition Committee also adopted an “interim solution for captives” in the form of a new charge for the Financial Accounting Working Group (“FAWG”). FAWG, a working group of regulators whose meetings are not open to the public, will now be reviewing captive transactions submitted by the states, in a peer review and comment process, while the remaining recommendations in the White Paper are divided among the NAIC Reinsurance (E) Task Force and the Principles Based Reserving Implementation (“EX”) Task Force. Also, the Federal Advisory Committee on Insurance (“FACI”) took up the issue of captives at a recent meeting, and a task force was created.  Any regulatory action that adversely affects the Company’s use or increases the Company’s cost of using affiliated captive reinsurers, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations.

Recently, new laws and regulations have been adopted that require life insurers to search for unreported deaths. The New York Insurance Department issued a letter and adopted a regulation requiring life insurers doing business in New York, which includes one of the Company’s subsidiaries, to use data available on the U.S. Social Security Administration’s Death Master File or a similar database (a “Death Database”) to identify instances where amounts under life insurance policies, annuities, and retained asset accounts would be payable if notice of the death and/or a claim for benefits had been submitted to the insurer, to locate and pay beneficiaries under such contracts, and to report the results. Life insurance industry associations and regulatory associations are also considering the matters. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in several states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states.

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

During December 2012, the West Virginia Treasurer filed actions against the Company’s subsidiaries Protective Life Insurance Company and West Coast Life Insurance Company in West Virginia state court (State of West Virginia ex rel. John D. Perdue vs. Protective Life Insurance Company, State of West Virginia ex rel. John D. Perdue vs. West Coast Life Insurance Company). The actions, which also name numerous other life insurance companies, allege that the companies violated the West Virginia Uniform Unclaimed Property Act, seek to compel compliance with the Act, and seek payment of unclaimed property, interest, and penalties. While the legal theory or theories that may give rise to liability in the West Virginia Treasurer litigation are uncertain, it is possible that other jurisdictions may pursue similar actions. The Company does not currently believe that losses, if any, arising from the West Virginia Treasurer litigation will be material. The Company cannot, however, predict whether other jurisdictions will pursue similar actions or, if they do, whether such actions will have a material impact on the Company’s financial results from operations. Additionally, the California Controller has recently sued two insurance carriers for alleged failure to comply with audit requests from an appointed third party auditor. The Company cannot predict whether California might pursue a similar action against the Company and further cannot predict whether other jurisdictions might pursue similar actions. The Company does not believe however that any such action would have a material impact on the Company’s financial results from operations.

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

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, early remediation in the event of financial weakness and other prudential matters. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has made its initial SIFI designations, and the Company was not designated. However, the Company could be considered and designated at any time.  Because the process is in its initial stages, the Company is, at this time, unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements imposed on SIFIs may impact the capital requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about capital requirements could influence the Company’s business decisions with respect to some product lines.

Additionally, Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”), an independent division of the Department of Treasury with jurisdiction over credit, savings, payment, and other consumer financial products and services, other than investment products already regulated by the United States Securities and Exchange

Commission (the “SEC”) or the U.S. Commodity Futures Trading Commission. CFPB has issued a rule to bring under its supervisory authority certain nonbanks whose activities it determines pose risks to consumers. It is unclear at this time which products will be covered by this rule. Certain of the Company’s subsidiaries sell products that may be regulated by the CFPB. Additionally, the CFPB is exploring the possibility of helping Americans manage their retirement savings and is considering the extent of its authority in that area. The Company is unable, at this time, to predict the impact of these activities on the Company.

In addition, Dodd-Frank includes a new framework of regulation of over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of transactions which have been or are currently traded OTC by the Company. The types of transactions to be cleared are expected to increase in the future. The new framework could potentially impose additional costs, including increased margin requirements and additional regulation on the Company. Increased margin requirements on the Company’s part, combined with restrictions on securities that will qualify as eligible collateral, could continue to reduce its liquidity and require an increase in its holdings of cash and government securities with lower yields causing a reduction in income. The Company uses derivative financial instruments to mitigate a wide range of risks in connection with its businesses, including those arising from its variable annuity products with guaranteed benefit features. The derivative clearing requirements of Dodd-Frank could continue to increase the cost of the Company’s risk mitigation and expose it to the risk of a default by a clearinghouse with respect to the Company’s cleared derivative transactions.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings is deferred during the accumulation period of most life insurance and annuity products. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products or to establish the tax-deferred status of competing products, then all life insurance companies (including the Company’s subsidiaries) would be adversely affected with respect to their ability to sell such products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, new legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products. Additionally, changes in tax law that establish new tax-advantaged retirement and life savings plans could reduce the existing tax advantage of investing in certain life insurance and annuity products.

The Company is subject to the federal corporate income tax. It currently benefits from certain tax provisions, such as the dividends-received deduction, the deferral of certain types of economic income from derivatives and securities, and the deduction for future policy benefits and claims. The Administration and Congress have separately made proposals that either materially change or eliminate these benefits. Most of the foregoing proposals would cause the Company to pay higher current taxes, offset by a reduction in its deferred taxes.  However, the proposal regarding the dividends-received deduction would cause the Company’s net income and earnings per share to decrease. Whether these proposals will be enacted, and if so, whether they will be enacted as described above, is uncertain.

The Company’s mid-2005 transition from relying on reinsurance for newly-written traditional life products to reinsuring some of these products’ reserves into its captive insurance companies resulted in a net reduction in its current taxes, offset by an increase in its deferred taxes. The resulting benefit of reduced current taxes is attributed to the applicable life products and is an important component of the profitability of these products. The profitability and competitive position of these products is dependent on the continuation of current tax law and the ability to generate taxable income.

There is general uncertainty regarding the taxes to which the Company and its products will be subject in the future. The Company cannot predict what changes to tax law or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

A disruption affecting the electronic systems of the Company or those on whom the Company relies could adversely affect the Company’s business, financial condition and results of operations.

In conducting its business, the Company relies extensively on various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company’s business partners, counter parties, service providers and distributors also rely on such systems, as do securities exchanges and financial markets that are important to the Company’s ability to conduct its business. These systems could be disrupted, damaged or destroyed by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, fire, flooding, human error, system failures, and failures of power or water supply. They may also be disrupted, damaged or destroyed by natural events such as storms, floods or earthquakes.   While the Company and others on whom it depends try to identify threats and implement measures to protect their systems, such protective measures may not be sufficient. Disruption, damage or destruction of any of these systems could cause the Company or others on whom the Company relies to be unable to conduct business for an extended period of time, which could materially adversely impact the Company’s business and its financial condition and results of operations.

Confidential information maintained in the Company’s systems could be compromised or misappropriated, damaging the Company’s business and reputation and adversely affecting its financial condition and results of operations.

In the course of conducting its business, the Company retains confidential information, including information about its customers and proprietary business information. The Company maintains physical, administrative, and technical safeguards to protect the information. The Company retains confidential information in various electronic systems, including computer systems, data processing and administrative systems, and communication systems. The Company relies on commercial technologies to maintain the security of those systems and to maintain the security of its transmission of such information to other parties, including its business partners, counter parties and service providers. An intentional or unintentional breach or compromise of the Company’s security measures could result in the disclosure, misappropriation, misuse, alteration or destruction of the confidential information retained by the Company, which could damage the Company’s business and reputation, and adversely affect its financial condition and results of operations by, among other things, causing harm to the Company’s customers, deterring customers and others from doing business with the Company, subjecting the Company to significant civil and criminal liability, and requiring the Company to incur significant legal and other expenses.

The Company may not be able to achieve the expected results from its recently announced acquisition.

On April 10, 2013, the Company entered into a master agreement with AXA Financial, Inc. and AXA Equitable Financial Services, LLC for the acquisition of MONY Life Insurance Company and a reinsurance agreement for certain business of MONY Life Insurance Company of America. The Company may not be able to complete the transactions due to, among other things, the inability of the parties to satisfy the various closing conditions, including the receipt of required regulatory approvals. A delay in the closing of the transactions may negatively impact the expected results from the transactions. In addition, if the transactions are completed, integration of the acquisition may be more expensive, more difficult, or take longer than expected; the source of funds for the transactions may be different than originally contemplated; the actual financial results of the transactions could differ materially from the Company’s expectations and may be impacted by items not taken into account in its forecasts and calculations; and the Company’s expectations regarding its ability to successfully integrate and transition the acquired operations and satisfy its legal and compliance obligations in relation to the transactions may prove to be incorrect.

The Company could be adversely affected by an inability to access FHLB lending.

During the fourth quarter of 2010, the Federal Housing Finance Agency issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the FHLB. Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the state regulatory framework and of FHLB creditor status in the event of insurer insolvency. The FHFA has issued a report entitled “FHFA Can Enhance Its Oversight of FHLBank Advances to Insurance Companies by Improving Communication with State Insurance Regulators and Industry Groups,” which proposes the FHFA coordinate with state regulators to obtain confidential supervisory information about insurers and interact with NAIC working groups to receive “early warning” information about failing members, so the FHFA can participate in the rehabilitation and perhaps increase FHLB creditor status. Any standards or events that result in stricter regulation of, or reduced incidence of, FHLB-insurer lending could have a material adverse effect on the Company.

Item 6.       Exhibits

Item
Number	Document
* 2(b)	Master Agreement by and among AXA Equitable Financial Services, LLC, AXA, Financial, Inc. and Protective Life Insurance Company, dated as of April 10, 2013, filed herewith.
12	Consolidated Earnings Ratio
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended June 30, 2013, filed on August 12, 2013, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

*	The registrant agrees to furnish the Commission supplementally upon request a copy of any omitted schedule to any material plan of acquisition, disposition, or reorganization listed above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE LIFE INSURANCE COMPANY

Date: August 12, 2013	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer