Form 10-Q
period 2013-09-30
PROTECTIVE LIFE INSURANCE CO
filed 2013-11-12
CIK 310826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

PROTECTIVE LIFE INSURANCE COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Revenues
Premiums and policy fees	$653,664	$681,324	$2,129,616	$2,081,442
Reinsurance ceded	(277,628)	(311,862)	(1,000,245)	(944,276)
Net of reinsurance ceded	376,036	369,462	1,129,371	1,137,166
Net investment income	434,772	446,374	1,320,848	1,328,554
Realized investment gains (losses):
Derivative financial instruments	32,212	(116,663)	102,410	(194,340)
All other investments	(19,268)	122,476	(133,741)	225,838
Other-than-temporary impairment losses	(6,635)	(3,402)	(9,764)	(51,083)
Portion recognized in other comprehensive income (before taxes)	(2,046)	(5,097)	(7,501)	10,546
Net impairment losses recognized in earnings	(8,681)	(8,499)	(17,265)	(40,537)
Other income	65,523	51,046	180,595	176,309
Total revenues	880,594	864,196	2,582,218	2,632,990
Benefits and expenses
Benefits and settlement expenses, net of reinsurance ceded: (three months: 2013 - $203,361; 2012 - $307,158; nine months: 2013 - $882,203; 2012 - $896,946)	622,910	627,993	1,759,780	1,780,416
Amortization of deferred policy acquisition costs and value of business acquired	17,388	11,189	117,115	129,026
Other operating expenses, net of reinsurance ceded: (three months: 2013 - $48,371; 2012 - $47,505; nine months: 2013 - $141,136; 2012 - $142,187)	126,941	118,325	403,227	358,726
Total benefits and expenses	767,239	757,507	2,280,122	2,268,168
Income before income tax	113,355	106,689	302,096	364,822
Income tax expense	37,107	35,778	98,966	116,428
Net income	$76,248	$70,911	$203,130	$248,394

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Net income	$76,248	$70,911	$203,130	$248,394
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of income tax: (three months: 2013 - $(145,250); 2012 - $205,778; nine months: 2013 - $(641,404); 2012 - $383,781)	(269,751)	382,163	(1,191,178)	712,739
Reclassification adjustment for investment amounts included in net income, net of income tax : (three months: 2013 - $(653); 2012 - $(4,951); nine months: 2013 - $(9,533); 2012 - $(6,423))	(1,212)	(9,198)	(17,705)	(11,931)
Change in net unrealized gains (losses) relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (three months 2013 - $(1,543); 2012 - $12,810; nine months: 2013 - $1,383; 2012 - $15,744)	(2,865)	23,789	2,570	29,240
Change in accumulated (loss) gain - derivatives, net of income tax: (three months: 2013 - $8; 2012 - $1,028); nine months: 2013 - $(55); 2012 - $1,424)	14	1,908	(103)	2,645
Reclassification adjustment for derivative amounts included in net income, net of income tax: (three months: 2013 - $200; 2012 - $385; nine months: 2013 - $577; 2012 - $961)	372	716	1,072	1,785
Total other comprehensive income (loss)	(273,442)	399,378	(1,205,344)	734,478
Total comprehensive income (loss)	$(197,194)	$470,289	$(1,002,214)	$982,872

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Assets
Fixed maturities, at fair value (amortized cost: 2013 - $27,004,436; 2012 - $26,661,310)	$28,304,610	$29,769,978
Fixed maturities, at amortized cost (fair value: 2013 - $341,797; 2012 - $319,163)	350,000	300,000
Equity securities, at fair value (cost: 2013 - $445,376; 2012 - $371,827)	420,505	373,715
Mortgage loans (2013 and 2012 includes $675,805 and $765,520 related to securitizations)	4,794,924	4,948,625
Investment real estate, net of accumulated depreciation (2013 - $887; 2012 - $771)	10,322	6,517
Policy loans	856,333	865,391
Other long-term investments	411,726	378,821
Short-term investments	215,116	216,787
Total investments	35,363,536	36,859,834
Cash	229,747	269,582
Accrued investment income	362,284	350,804
Accounts and premiums receivable, net of allowance for uncollectible amounts (2013 - $4,259; 2012 - $4,191)	75,893	67,891
Reinsurance receivables	5,583,122	5,682,841
Deferred policy acquisition costs and value of business acquired	3,207,372	3,225,356
Goodwill	81,449	83,773
Property and equipment, net of accumulated depreciation (2013 - $108,799; 2012 - $103,625)	50,401	47,391
Other assets	430,079	343,925
Income tax receivable	13,253	61,952
Assets related to separate accounts
Variable annuity	11,921,925	9,601,417
Variable universal life	663,380	562,817
Total assets	$57,982,441	$57,157,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED BALANCE SHEETS

(continued)

(Unaudited)

	As of
	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Liabilities
Future policy benefits and claims	$22,029,075	$21,626,065
Unearned premiums	1,464,644	1,352,872
Total policy liabilities and accruals	23,493,719	22,978,937
Stable value product account balances	2,531,262	2,510,559
Annuity account balances	10,431,938	10,658,463
Other policyholders’ funds	602,978	566,985
Other liabilities	911,641	1,210,579
Deferred income taxes	1,234,930	1,783,713
Non-recourse funding obligations	1,491,900	1,446,900
Repurchase program borrowings	100,000	150,000
Liabilities related to separate accounts
Variable annuity	11,921,925	9,601,417
Variable universal life	663,380	562,817
Total liabilities	53,383,673	51,470,370
Commitments and contingencies - Note 7
Shareowner’s equity
Preferred Stock; $1 par value, shares authorized: 2,000; Liquidation preference: $2,000	2	2
Common Stock, $1 par value, shares authorized and issued: 2013 and 2012 - 5,000,000	5,000	5,000
Additional paid-in-capital	1,363,258	1,363,258
Retained earnings	2,624,728	2,507,829
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of income tax: (2013 - $328,313; 2012 - $979,251)	609,725	1,818,608
Net unrealized (losses) gains relating to other-than-temporary impaired investments for which a portion has been recognized in earnings, net of income tax: (2013 - $(764); 2012 - $(2,147))	(1,418)	(3,988)
Accumulated loss - derivatives, net of income tax: (2013 - $(1,361); 2012 - $(1,883))	(2,527)	(3,496)
Total shareowner’s equity	4,598,768	5,687,213
Total liabilities and shareowner’s equity	$57,982,441	$57,157,583

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREOWNER’S EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In-	Retained	Comprehensive	Shareowner’s
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
	(Dollars In Thousands)
Balance, December 31, 2012	$2	$5,000	$1,363,258	$2,507,829	$1,811,124	$5,687,213
Net income for the nine months ended September 30, 2013				203,130		203,130
Other comprehensive income (loss)					(1,205,344)	(1,205,344)
Comprehensive income (loss) for the nine months ended September 30, 2013						(1,002,214)
Dividends to the parent company				(86,231)		(86,231)
Balance, September 30, 2013	$2	$5,000	$1,363,258	$2,624,728	$605,780	$4,598,768

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2013	2012
	(Dollars In Thousands)
Cash flows from operating activities
Net income	$203,130	$248,394
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains)	48,596	9,039
Amortization of deferred policy acquisition costs and value of business acquired	117,115	129,026
Capitalization of deferred policy acquisition costs	(245,751)	(216,281)
Depreciation expense	6,570	6,370
Deferred income tax	115,117	(47,723)
Accrued income tax	48,699	14,104
Interest credited to universal life and investment products	532,396	731,934
Policy fees assessed on universal life and investment products	(659,058)	(579,812)
Change in reinsurance receivables	99,719	(93,959)
Change in accrued investment income and other receivables	(30,645)	(4,430)
Change in policy liabilities and other policyholders’ funds of traditional life and health products	258,684	218,218
Trading securities:
Maturities and principal reductions of investments	152,948	212,048
Sale of investments	220,711	365,809
Cost of investments acquired	(297,558)	(528,753)
Other net change in trading securities	(9,069)	13,758
Change in other liabilities	(41,161)	(115,689)
Other income - gains on repurchase of non-recourse funding obligations	(1,250)	(29,344)
Other, net	(37,109)	69,916
Net cash provided by operating activities	482,084	402,625
Cash flows from investing activities
Maturities and principal reductions of investments, available-for-sale	752,754	904,876
Sale of investments, available-for-sale	1,730,095	1,959,184
Cost of investments acquired, available-for-sale	(3,073,905)	(3,113,371)
Change in investments, held-to-maturity	(50,000)	—
Mortgage loans:
New lendings	(392,758)	(252,727)
Repayments	541,597	499,524
Change in investment real estate, net	(3,805)	2,447
Change in policy loans, net	9,058	10,212
Change in other long-term investments, net	(203,622)	(97,855)
Change in short-term investments, net	(11,574)	(38,561)
Net unsettled security transactions	31,686	69,845
Purchase of property and equipment	(16,611)	(5,405)
Net cash used in investing activities	(687,085)	(61,831)
Cash flows from financing activities
Issuance (repayment) of non-recourse funding obligations	45,000	(91,700)
Repurchase program borrowings	(50,000)	280,000
Dividends paid to the parent company	(44,963)	(257,000)
Investment product deposits and change in universal life deposits	2,413,676	2,641,899
Investment product withdrawals	(2,198,547)	(3,002,824)
Other financing activities, net	—	(1,378)
Net cash provided by (used in) financing activities	165,166	(431,003)
Change in cash	(39,835)	(90,209)
Cash at beginning of period	269,582	169,775
Cash at end of period	$229,747	$79,566

See Notes to Consolidated Condensed Financial Statements

PROTECTIVE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Protective Life Insurance Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring items) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The year-end consolidated condensed financial data was derived from audited financial statements but does not include all disclosures required by GAAP. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company is a wholly owned subsidiary of Protective Life Corporation (“PLC”).

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

For a full description of significant accounting policies, see Note 2 to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There were no significant changes to the Company’s accounting policies during the nine months ended September 30, 2013 other than those discussed below.

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

During 2013, the Company began marketing a new FIA product. These products are also deferred fixed annuities with a guaranteed minimum interest rate plus a contingent return based on equity market performance and are considered hybrid financial instruments under the FASB’s ASC Topic 815 — Derivatives and Hedging. The Company did not elect to value these FIA products at fair value, as a result the Company accounts for the provision that provides for a contingent return based on equity market performance as an embedded derivative. The embedded derivative is bifurcated from the host contract and recorded at fair value in Other liabilities. Changes in the fair value of the embedded derivative are recorded in Realized investment gains (losses) — Derivative financial instruments. For more information regarding the determination of fair value of the FIA embedded derivative refer to Note 13, Fair Value of Financial Instruments. The host contract is accounted for as a debt instrument in accordance with ASC Topic 944 —  Financial Services — Insurance and is recorded in Annuity account balances with any discount to the minimum account value being accreted using the effective yield method. Benefits and settlement expenses include accreted interest and benefit claims incurred during the period.

Accounting Pronouncements Recently Adopted

ASU No. 2011-11—Balance Sheet—Disclosures about Offsetting Assets and Liabilities. This Update contains new disclosure requirements regarding the nature of an entity’s rights of offset and related arrangements associated with its financial and derivative instruments. The new disclosures are designed to make financial statements that are prepared under GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRSs”). Generally, it is more difficult to qualify for offsetting under IFRSs than it is under GAAP. As a result, entities with significant financial instrument and derivative portfolios that report under IFRSs typically present positions on their balance sheets that are significantly larger than those of entities with similarly sized portfolios whose financial statements are prepared in accordance with GAAP. To facilitate comparison between financial statements prepared under GAAP and IFRSs, the new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB issued ASU No. 2013-01, which clarifies that application of ASU No. 2011-11 is limited to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Both Updates were effective January 1, 2013. Neither Update had an impact on the Company’s results of operations or financial position.

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

ASU No. 2013-10—Derivatives and Hedging—Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This Update provides for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rates and LIBOR. The amendments in the Update also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for transactions entered into on or after July 17, 2013. The Company will consider this additional benchmark rate in its future transactions.

Accounting Pronouncements Not Yet Adopted

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

3.             INVESTMENT OPERATIONS

Net realized gains (losses) for all other investments are summarized as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Fixed maturities	$10,546	$22,889	$42,136	$58,984
Equity securities	—	(241)	2,367	(93)
Impairments on fixed maturity securities	(7,421)	(8,499)	(13,918)	(40,537)
Impairments on equity securities	(1,260)	—	(3,347)	—
Modco trading portfolio	(25,960)	104,865	(167,982)	179,027
Other investments	(3,854)	(5,037)	(10,262)	(12,080)
Total realized gains (losses) - investments	$(27,949)	$113,977	$(151,006)	$185,301

For the three and nine months ended September 30, 2013, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $11.7 million and $48.5 million and gross realized losses were $9.6 million and $20.6 million, including $8.5 million and $16.7 million of impairment losses, respectively.

For the three and nine months ended September 30, 2012, gross realized gains on investments available-for-sale (fixed maturities, equity securities, and short-term investments) were $23.6 million and $63.0 million and gross realized losses were $9.3 million and $44.4 million, including $8.3 million and $40.2 million of impairment losses, respectively.

For the three and nine months ended September 30, 2013, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $332.1 million and $1.1 billion, respectively. The gain realized on the sale of these securities was $11.7 million and $48.5 million, respectively. For the three and nine months ended September 30, 2012, the Company sold securities in an unrealized gain position with a fair value (proceeds) of $424.6 million and $1.3 billion, respectively. The gain realized on the sale of these securities was $23.6 million and $63.0 million, respectively.

For the three and nine months ended September 30, 2013, the Company sold securities in an unrealized loss position with a fair value (proceeds) of $7.0 million and $64.2 million, respectively. The losses realized on the sale of these securities were $1.1 million and $4.0 million, respectively.

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

The amortized cost and fair value of the Company’s investments classified as available-for-sale as of September 30, 2013 and December 31, 2012, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI(1)
	(Dollars In Thousands)
2013
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,438,269	$48,049	$(22,291)	$1,464,027	$(914)
Commercial mortgage-backed securities	898,377	30,287	(17,057)	911,607	—
Other asset-backed securities	928,367	15,532	(66,735)	877,164	(66)
U.S. government-related securities	1,204,908	38,525	(29,997)	1,213,436	—
Other government-related securities	38,406	2,722	—	41,128	—
States, municipals, and political subdivisions	1,191,682	114,898	(6,259)	1,300,321	—
Corporate bonds	18,521,648	1,541,774	(349,274)	19,714,148	(1,308)
	24,221,657	1,791,787	(491,613)	25,521,831	(2,288)
Equity securities	424,658	4,908	(29,779)	399,787	106
Short-term investments	108,685	—	—	108,685	—
	$24,755,000	$1,796,695	$(521,392)	$26,030,303	$(2,182)
2012
Fixed maturities:
Bonds
Residential mortgage-backed securities	$1,766,260	$92,417	$(19,347)	$1,839,330	$(406)
Commercial mortgage-backed securities	797,844	72,577	(598)	869,823	—
Other asset-backed securities	1,023,649	12,788	(61,424)	975,013	(241)
U.S. government-related securities	1,097,501	71,536	(591)	1,168,446	—
Other government-related securities	93,565	7,258	(45)	100,778	—
States, municipals, and political subdivisions	1,188,019	255,898	(264)	1,443,653	—
Corporate bonds	17,687,164	2,726,858	(48,395)	20,365,627	(5,488)
	23,654,002	3,239,332	(130,664)	26,762,670	(6,135)
Equity securities	352,272	11,881	(9,993)	354,160	—
Short-term investments	97,852	—	—	97,852	—
	$24,104,126	$3,251,213	$(140,657)	$27,214,682	$(6,135)

(1)These amounts are included in the gross unrealized gains and gross unrealized losses columns above.

The amortized cost and fair value of the Company’s investments classified as held-to-maturity as of September 30, 2013 and December 31, 2012, are as follows:

		Gross	Gross		Total OTTI
	Amortized	Unrealized	Unrealized	Fair	Recognized
	Cost	Gains	Losses	Value	in OCI
	(Dollars In Thousands)
2013
Fixed maturities:
Other	$350,000	$—	$(8,203)	$341,797	$—
	$350,000	$—	$(8,203)	$341,797	$—
2012
Fixed maturities:
Other	$300,000	$19,163	$—	$319,163	$—
	$300,000	$19,163	$—	$319,163	$—

As of September 30, 2013 and December 31, 2012, the Company had an additional $2.8 billion and $3.0 billion of fixed maturities, $20.7 million and $19.6 million of equity securities, and $106.4 million and $118.9 million of short-term investments classified as trading securities, respectively.

The amortized cost and fair value of available-for-sale and held-to-maturity fixed maturities as of September 30, 2013, by expected maturity, are shown below. Expected maturities of securities without a single maturity date are allocated based on estimated rates of prepayment that may differ from actual rates of prepayment.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$554,916	$569,362	$—	$—
Due after one year through five years	3,227,348	3,508,934	—	—
Due after five years through ten years	7,548,558	7,870,781	—	—
Due after ten years	12,890,835	13,572,754	350,000	341,797
	$24,221,657	$25,521,831	$350,000	$341,797

During the three and nine months ended September 30, 2013, the Company recorded pre-tax other-than-temporary impairments of investments of $6.7 million and $9.8 million, of which $5.4 million and $6.4 million related to fixed maturities and $1.3 million and $3.4 million related to equity securities, respectively. Credit impairments recorded in earnings during the three and nine months ended September 30, 2013 were $8.7 million and $17.3 million, respectively. During the three and nine months ended September 30, 2013, $2.0 million and $7.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses, respectively. For the three and nine months ended September 30, 2013, there were no other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

During the three and nine months ended September 30, 2012, the Company recorded pre-tax other-than-temporary impairments of investments of $3.4 million and $51.1 million, respectively, all of which were related to fixed maturities. There were no impairments related to equity securities. During the three months ended September 30, 2012, the Company recorded credit impairments in earnings of $8.5 million, $7.0 million of which were non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses. Additional non-credit losses during the period were $1.9 million. Of the $51.1 million of impairments for the nine months ended September 30, 2012, $40.5 million was recorded in earnings and $10.6 million was recorded in other comprehensive income (loss). For the three and nine months ended September 30, 2012, there were $0.1 million of other-than-temporary impairments related to fixed maturities or equity securities that the Company intended to sell or expected to be required to sell.

The following chart is a rollforward of available-for-sale credit losses on fixed maturities held by the Company for which a portion of other-than-temporary impairments were recognized in other comprehensive income (loss):

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Beginning balance	$51,814	$100,894	$121,237	$69,476
Additions for newly impaired securities	1,663	—	3,278	19,307
Additions for previously impaired securities	4,840	6,866	7,894	18,977
Reductions for previously impaired securities due to a change in expected cash flows	(6,537)	—	(73,392)	—
Reductions for previously impaired securities that were sold in the current period	—	—	(7,237)	—
Ending balance	$51,780	$107,760	$51,780	$107,760

The following table includes the gross unrealized losses and fair value of the Company’s investments that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars In Thousands)
Residential mortgage-backed securities	$247,085	$(13,653)	$67,362	$(8,638)	$314,447	$(22,291)
Commercial mortgage-backed securities	379,783	(16,807)	6,656	(250)	386,439	(17,057)
Other asset-backed securities	129,567	(6,567)	532,205	(60,168)	661,772	(66,735)
U.S. government-related securities	601,537	(29,179)	14,847	(818)	616,384	(29,997)
Other government-related securities	—	—	—	—	—	—
States, municipalities, and political subdivisions	81,281	(6,059)	315	(200)	81,596	(6,259)
Corporate bonds	4,289,625	(322,229)	189,197	(27,045)	4,478,822	(349,274)
Equities	255,007	(21,313)	21,680	(8,466)	276,687	(29,779)
	$5,983,885	$(415,807)	$832,262	$(105,585)	$6,816,147	$(521,392)

RMBS have a gross unrealized loss greater than twelve months of $8.6 million as of September 30, 2013. Factors such as the credit enhancement within the deal structure, the average life of the securities, and the performance of the underlying collateral support the recoverability of these investments.

The other asset-backed securities have a gross unrealized loss greater than twelve months of $60.2 million as of September 30, 2013. This category predominately includes student-loan backed auction rate securities, the underlying collateral, of which is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). These unrealized losses have occurred within the Company’s auction rate securities (“ARS”) portfolio since the market collapse during 2008. At this time, the Company has no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary.

The corporate bonds category has gross unrealized losses less than and greater than twelve months of $322.2 million and $27.0 million, respectively, as of September 30, 2013. These declines were primarily related to changes in interest rates during the period. The aggregate decline in market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered include credit ratings, the financial health of the issuer, the continued access of the issuer to capital markets, and other pertinent information.

The equities category has a gross unrealized loss greater than twelve months of $8.5 million as of September 30, 2013. The aggregate decline in market value of these securities was deemed temporary due to factors supporting the recoverability of the respective investments. Positive factors include credit ratings, the financial health of the issuer, the continued access of the issuer to the capital markets, and other pertinent information.

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

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

The Company does not consider these unrealized loss positions to be other-than-temporary, based on the factors discussed and because the Company has the ability and intent to hold these investments until the fair values recover, and does not intend to sell or expect to be required to sell the securities before recovering the Company’s amortized cost of the securities.

As of September 30, 2013, the Company had securities in its available-for-sale portfolio which were rated below investment grade of $1.5 billion and had an amortized cost of $1.5 billion. In addition, included in the Company’s trading portfolio, the Company held $330.0 million of securities which were rated below investment grade. Approximately $437.7 million of the below investment grade securities were not publicly traded.

The change in unrealized gains (losses), net of income tax, on fixed maturity and equity securities, classified as available-for-sale is summarized as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Fixed maturities	$(155,839)	$436,690	$(1,175,521)	$796,549
Equity securities	(12,791)	4,531	(17,393)	8,226

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

Based on this analysis, the Company had an interest in one wholly owned subsidiary, Red Mountain, LLC (“Red Mountain”), that continued to be classified as a VIE as of September 30, 2013. The activity most significant to Red Mountain is the issuance of a note in connection with a financing transaction involving Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and the Company in which Golden Gate V issued non-recourse funding obligations to Red Mountain and Red Mountain issued the note to Golden Gate V. Credit enhancement on the Red Mountain Note is provided by an unrelated third party. For details of this transaction, see Note 6, Debt and Other Obligations. The Company had the power, via its 100% ownership through an affiliate, to direct the activities of the VIE, but did not have the obligation to absorb losses related to the primary risks or sources of variability to the VIE. The variability of loss would be borne primarily by the third party in its function as provider of credit enhancement on the Red Mountain Note. Accordingly, it was determined that the Company is not the primary beneficiary of the VIE. The Company’s risk of loss related to the VIE is limited to its investment of $10,000. Additionally, PLC has guaranteed the VIE’s payment obligation for the credit enhancement fee to the unrelated third party provider.

4.                                      MORTGAGE LOANS

Mortgage Loans

The Company invests a portion of its investment portfolio in commercial mortgage loans. As of September 30, 2013, the Company’s mortgage loan holdings were approximately $4.8 billion. The Company has specialized in making loans on either credit-oriented commercial properties or credit-anchored strip shopping centers and apartments. The Company’s underwriting procedures relative to its commercial loan portfolio are based, in the Company’s view, on a conservative and disciplined approach. The Company concentrates on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). The Company believes these asset types tend to weather economic downturns better than other commercial asset classes in which it has chosen not to participate. The Company believes this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout its history.

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

Many of the mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, the Company may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans with these options are called at their next call dates, approximately $66.4 million would become due for the remainder of 2013, $1.2 billion in 2014 through 2018, $575.0 million in 2019 through 2023, and $174.4 million thereafter.

The Company offers a type of commercial mortgage loan under which the Company will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2013 and December 31, 2012, approximately $714.5 million and $817.3 million, respectively, of the Company’s mortgage loans have this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. During the three and nine month periods ended September 30, 2013, the Company recognized $3.7 million and $12.9 million of participating mortgage loan income, respectively.

As of September 30, 2013, approximately $16.4 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. The Company does not expect these investments to adversely affect its liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended September 30, 2013, two mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the FASB ASC. For all mortgage loans, the impact of troubled debt restructurings is reflected in the Company’s investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter involved the modification of payment terms pursuant to bankruptcy proceedings. However, the Company expects to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings, which resulted in no material change to the principal balance of these loans, which was $3.2 million as of September 30, 2013 and no associated reserve.

The Company’s mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of September 30, 2013, $10.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. The Company foreclosed on two nonperforming loans during the nine months ended September 30, 2013.

As of September 30, 2013, $5.7 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine months ended September 30, 2013. The Company did not foreclose on any nonperforming loans during the nine months ended September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company had an allowance for mortgage loan credit losses of $8.0 million and $2.9 million, respectively. Due to the Company’s loss experience and nature of the loan portfolio, the Company believes that a collectively evaluated allowance would be inappropriate. The Company believes an allowance calculated through an analysis of specific loans that are believed to have a higher risk of credit impairment provides a more accurate presentation of expected losses in the portfolio and is consistent with the applicable guidance for loan impairments in ASC Subtopic 310. Since the Company uses the specific identification method for calculating the allowance, it is necessary to review the economic situation of each borrower to determine those that have higher risk of credit impairment. The Company has a team of professionals that monitors borrower conditions such as payment practices, borrower credit, operating performance, and property conditions, as well as ensuring the timely payment of property taxes and insurance. Through this monitoring process, the Company assesses the risk of each loan. When issues are identified, the severity of the issues are assessed and reviewed for possible credit impairment. If a loss is probable, an expected loss calculation is performed and an allowance is established for that loan based on the expected loss. The expected loss is calculated as the excess carrying value of a loan over either the present value of expected future cash flows discounted at the loan’s original effective interest rate, or the current estimated fair value of the loan’s underlying collateral. A loan may be subsequently charged off at such point that the Company no longer expects to receive cash payments, the present value of future expected payments of the renegotiated loan is less than the current principal balance, or at such time that the Company is party to foreclosure or bankruptcy proceedings associated with the borrower and does not expect to recover the principal balance of the loan.

A charge off is recorded by eliminating the allowance against the mortgage loan and recording the renegotiated loan or the collateral property related to the loan as investment real estate on the balance sheet, which is carried at the lower of the appraised fair value of the property or the unpaid principal balance of the loan, less estimated selling costs associated with the property:

	As of
	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
Beginning balance	$2,875	$4,975
Charge offs	(2,643)	(8,340)
Recoveries	(374)	(628)
Provision	8,112	6,868
Ending balance	$7,970	$2,875

It is the Company’s policy to cease to carry accrued interest on loans that are over 90 days delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes over 90 days delinquent, it is the Company’s general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. For loans subject to a pooling and servicing agreement, there are certain additional restrictions and/or requirements related to workout proceedings, and as such, these loans may have different attributes and/or circumstances affecting the status of delinquency or categorization of those in nonperforming status. An analysis of the delinquent loans is shown in the following chart as of September 30, 2013.

			Greater
	30-59 Days	60-89 Days	than 90 Days	Total
	Delinquent	Delinquent	Delinquent	Delinquent
	(Dollars In Thousands)
Commercial mortgage loans	$20,531	$—	$9,318	$29,849
Number of delinquent commercial mortgage loans	7	—	3	10

The Company’s commercial mortgage loan portfolio consists of mortgage loans that are collateralized by real estate. Due to the collateralized nature of the loans, any assessment of impairment and ultimate loss given a default on the loans is based upon a consideration of the estimated fair value of the real estate. The Company limits accrued interest income on impaired loans to ninety days of interest. Once accrued interest on the impaired loan is received, interest income is recognized on a cash basis. For information regarding impaired loans, please refer to the following chart as of September 30, 2013 and December 31, 2012:

		Unpaid		Average	Interest	Cash Basis
	Recorded	Principal	Related	Recorded	Income	Interest
	Investment	Balance	Allowance	Investment	Recognized	Income
	(Dollars In Thousands)
2013
Commercial mortgage loans:
With no related allowance recorded	$2,243	$3,021	$—	$2,243	$42	$32
With an allowance recorded	37,485	37,482	7,970	5,355	499	478
2012
Commercial mortgage loans:
With no related allowance recorded	$13,044	$14,419	$—	$2,609	$53	$69
With an allowance recorded	13,927	13,927	2,875	3,482	154	154

5.                                      GOODWILL

During the nine months ended September 30, 2013, the Company decreased its goodwill balance by approximately $2.3 million. The decrease was due to adjustments in the Acquisitions segment related to tax benefits realized during 2013 on the portion of tax goodwill in excess of GAAP basis goodwill. As of September 30, 2013, the Company had an aggregate goodwill balance of $81.4 million.

Accounting for goodwill requires an estimate of the future profitability of the associated lines of business to assess the recoverability of the capitalized acquisition goodwill. The Company evaluates the carrying value of goodwill at the segment (or reporting unit) level at least annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: 1) a significant adverse change in legal factors or in business climate, 2) unanticipated competition, or 3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company first determines through qualitative analysis whether relevant events and circumstances indicate that it is more likely than not that segment goodwill balances are impaired as of the testing date. If it is determined that it is more likely than not that impairment exists, the Company compares its estimate of the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The Company utilizes a fair value measurement (which includes a discounted cash flows analysis) to assess the carrying value of the reporting units in consideration of the recoverability of the goodwill balance assigned to each reporting unit as of the measurement date. The Company’s material goodwill balances are attributable to certain of its operating segments (which are each considered to be reporting units). The cash flows used to determine the fair value of the Company’s reporting units are dependent on a number of significant assumptions. The Company’s estimates, which consider a market participant view of fair value, are subject to change given the inherent uncertainty in predicting future results and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, capital limitations, new product introductions, and specific industry and market conditions. Additionally, the discount rate used is based on the Company’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows. As of December 31, 2012, the Company performed its annual evaluation of goodwill and determined that no adjustment to impair goodwill was necessary. During the nine months ended September 30, 2013, no events occurred which indicate an impairment should be recorded or which would invalidate the previous results of the Company’s impairment assessment.

6.                                      DEBT AND OTHER OBLIGATIONS

The Company has access to a Credit Facility that provides the Company and PLC the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. The Company has the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i)  LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. The Company is not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2013. The Company did not have an outstanding balance under the Credit Facility as of September 30, 2013. PLC had an outstanding balance of $350.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of September 30, 2013.

Non-Recourse Funding Obligations

Golden Gate Captive Insurance Company

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at a fixed rate of 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at a fixed rate of 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at a fixed rate of 8.45%.

Golden Gate II Captive Insurance Company

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of outstanding non-recourse funding obligations as of September 30, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2013, securities related to $269.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $72.0 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and $233.1 million were held by consolidated subsidiaries of the Company. PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of September 30, 2013, no payments are expected to be required under these agreements, however, PLC has collateralized certain support agreement obligations to Golden Gate II of approximately $0.3 million. Re-evaluation and, if necessary, adjustment of any support agreement collateralization amounts occurs annually during the first quarter pursuant to the terms of the support agreements. There are no support agreements between the Company and Golden Gate II.

Golden Gate V Vermont Captive Insurance Company

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by the Company and its subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2013, the principal balance of the Red Mountain note was $350 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of September 30, 2013, no payments are expected to be required under these agreements.

In connection with the transaction outlined above, Golden Gate V had a $350 million outstanding non-recourse funding obligation as of September 30, 2013. This non-recourse funding obligation matures in 2037, has scheduled increases in principal to a maximum of $945 million, and accrues interest at a fixed annual rate of 6.25%.

Non-recourse funding obligations outstanding as of September 30, 2013, on a consolidated basis, are shown in the following table:

			Year-to-Date
		Maturity	Weighted-Avg
Issuer	Balance	Year	Interest Rate
	(Dollars In Thousands)
Golden Gate Captive Insurance Company(1)	$800,000	2037	n/m
Golden Gate II Captive Insurance Company	341,900	2052	1.12%
Golden Gate V Vermont Captive Insurance Company	350,000	2037	6.25%
Total	$1,491,900

(1)  The weighted average rate is not meaningful as these are fixed rate obligations.

During the nine months ended September 30, 2013, the Company repurchased $5.0 million of its outstanding non-recourse funding obligations, at a discount. These repurchases resulted in a $1.3 million pre-tax gain for the Company. During the nine months ended September 30, 2012, the Company repurchased $91.7 million of its outstanding non-recourse funding obligations, at a discount.  These repurchases resulted in a $29.3 million pre-tax gain. These gains are recorded in other income in the consolidated condensed statements of income.

Letters of Credit

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, the Company entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $710 million as of September 30, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $720 million in 2015. The term of the LOC is expected to be approximately 13.5 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $149.8 million and will be paid in three installments with the last payment occurring in 2019, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Second Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. There were no support agreements between the Company and Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Second and Amended and Restated Agreement. As of September 30, 2013, no payments are expected to be required under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during each of the first three quarters of 2013 and was $690 million as of September 30, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date and with a maturity date of December 30, 2022. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities related to the policies of WCL and retrocedes liabilities related to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of September 30, 2013, no payments are expected to be required under these agreements.

Repurchase Program Borrowings

While the Company anticipates that the cash flows of its operating subsidiaries will be sufficient to meet its investment commitments and operating cash needs in a normal credit market environment, the Company recognizes that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, the Company has established repurchase agreement programs for certain of its insurance subsidiaries to provide liquidity when needed. The Company expects that the rate received on its investments will equal or exceed its borrowing rate. Under this program, the Company may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provided for net settlement in the event of default or on termination of the agreements. As of September 30, 2013, the fair value of securities pledged under the repurchase program was $109.6 million and the repurchase obligation of $100.0 million was included in the Company’s consolidated condensed balance sheets (at an average borrowing rate of 11 basis points). During the nine months ended September 30, 2013, the maximum balance outstanding at any one point in time related to these programs was $645.1 million. The average daily balance was $417.5 million (at an average borrowing rate of 11 basis points) during the nine months ended September 30, 2013. As of December 31, 2012, the Company had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

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

8.                                      STOCK-BASED COMPENSATION

During the nine months ended September 30, 2013, 298,500 performance shares with an estimated fair value of $9.3 million were awarded. The criteria for payment of the 2013 performance awards is based primarily on PLC’s average operating return on average equity (“ROE”) over a three-year period. If PLC’s ROE is below 10.0%, no award is earned. If PLC’s ROE is at or above 11.5%, the award maximum is earned. Awards are paid in shares of PLC’s common stock.

Restricted stock units are awarded to participants and include certain restrictions relating to vesting periods. PLC issued 163,850 restricted stock units for the nine months ended September 30, 2013. These awards had a total fair value at grant date of $5.4 million. Approximately half of these restricted stock units vest in 2016, and the remainder vest in 2017. These awards have been recorded as equity-classified awards for the period ended September 30, 2013.

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

	Weighted-Average
	Base Price per share	No. of SARs
Balance at December 31, 2012	$22.15	1,641,167
SARs granted	—	—
SARs exercised / forfeited	18.02	(315,616)
Balance at September 30, 2013	$23.13	1,325,551

PLC will pay an amount in stock equal to the difference between the specified base price of PLC’s common stock and the market value at the exercise date for each SAR. There were no SARs issued for the nine months ended September 30, 2013.

9.                                      EMPLOYEE BENEFIT PLANS

Components of the net periodic benefit cost of PLC’s defined benefit pension plan and unfunded excess benefit plan are as follows:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Service cost — benefits earned during the period	$2,708	$2,561	$8,124	$7,683
Interest cost on projected benefit obligation	2,553	2,604	7,659	7,812
Expected return on plan assets	(2,759)	(2,673)	(8,277)	(8,019)
Amortization of prior service cost/(credit)	(95)	(95)	(285)	(285)
Amortization of actuarial losses	2,729	2,175	8,187	6,525
Total benefit cost	$5,136	$4,572	$15,408	$13,716

During the nine months ended September 30, 2013, PLC contributed $2.0 million to its defined benefit pension plan for the 2012 plan year and $4.6 million for the 2013 plan year. During October of 2013, PLC contributed $2.3 million to the defined benefit pension plan for the 2013 plan year. PLC will continue to make contributions in future periods as necessary to at least satisfy minimum funding requirements. PLC may also make additional contributions in future periods to maintain an adjusted funding target attainment percentage (“AFTAP”) of at least 80%.

In July of 2012, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), which includes pension funding stabilization provisions, was signed into law. These provisions establish an interest rate corridor which is designed to stabilize the segment rates used to determine funding requirements from the effects of interest rate volatility. The funding stabilization provisions of MAP-21 reduced PLC’s minimum required defined benefit plan contributions for the 2012 and 2013 plan year. Since the funding stabilization provisions of MAP-21 do not apply for Pension Benefit Guaranty Corporation (“PBGC”) reporting purposes, PLC may also make additional contributions in future periods to avoid certain PBGC reporting triggers.

In addition to pension benefits, PLC provides life insurance benefits to eligible retirees and limited healthcare benefits to eligible retirees who are not yet eligible for Medicare. For a closed group of retirees over age 65, PLC provides a prescription drug benefit. The cost of these plans for the nine months ended September 30, 2013, was immaterial to the Company’s financial statements.

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2013.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

			Total
			Accumulated
	Unrealized	Accumulated	Other
	Gains and Losses	Gain and Loss	Comprehensive
	on Investments	Derivatives	Income (Loss)
	(Dollars In Thousands, Net of Tax)
Beginning Balance, December 31, 2012	$1,814,620	$(3,496)	$1,811,124
Other comprehensive income (loss) before reclassifications	(1,191,178)	(103)	(1,191,281)
Other comprehensive income relating to other- than-temporary impaired investments for which a portion has been recognized in earnings	2,570	—	2,570
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(17,705)	1,072	(16,633)
Net current-period other comprehensive income (loss)	(1,206,313)	969	(1,205,344)
Ending Balance, September 30, 2013	$608,307	$(2,527)	$605,780

(1) See Reclassification table below for details.

The following table summarizes the reclassifications amounts out of AOCI for the three and nine months ended September 30, 2013.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components

For The Three Months Ended September 30, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(572)	Benefits and settlement expenses, net of reinsurance ceded
	(572)	Total before tax
	200	Tax (expense) or benefit
	$(372)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$10,546	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(8,681)	Net impairment losses recognized in earnings
	1,865	Total before tax
	(653)	Tax (expense) or benefit
	$1,212	Net of tax

(1)   See Note 14, Derivative Financial Instruments, for additional information.

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amount
Reclassified
from Accumulated
	Other Comprehensive	Affected Line Item in the
	Income (Loss)	Consolidated Condensed Statements of Income
(Dollars In Thousands)
Accumulated Other Comprehensive Income (Loss) Components

For The Nine Months Ended September 30, 2013
Gains and losses on derivative instruments
Net settlement (expense)/benefit(1)	$(1,649)	Benefits and settlement expenses, net of reinsurance ceded
	(1,649)	Total before tax
	577	Tax (expense) or benefit
	$(1,072)	Net of tax

Unrealized gains and losses on available-for-sale securities
Net investment gains/(losses)	$44,503	Realized investment gains (losses): All other investments
Impairments recognized in earnings	(17,265)	Net impairment losses recognized in earnings
	27,238	Total before tax
	(9,533)	Tax (expense) or benefit
	$17,705	Net of tax

(1)    See Note 14, Derivative Financial Instruments, for additional information.

11.                               INCOME TAXES

There have been no material changes to the balance of unrecognized tax benefits where such benefits impacted earnings for the nine months ended September 30, 2013.

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

The Company used its estimate of its annual 2013 and 2012 income in computing its effective income tax rates for the three and nine months ended September 30, 2013 and 2012. The effective tax rates for the three and nine months ended September 30, 2013 were 32.7% and 32.8%, respectively, and 33.5% and 31.9% for the three and nine months ended September 30, 2012, respectively.

In general, the Company is no longer subject to U.S. federal, state, and local income tax examinations by taxing authorities for tax years that began before 2003.

Based on the Company’s current assessment of future taxable income, including available tax planning opportunities, the Company anticipates that it is more likely than not that it will generate sufficient taxable income to realize all of its material deferred tax assets. The Company did not record a valuation allowance against its material deferred tax assets as of September 30, 2013.

12.          RELATED PARTY TRANSACTIONS

As of March 31, 2013, Shades Creek Captive Insurance Company (“Shades Creek”) was a direct wholly owned insurance subsidiary of the Company. On April 1, 2013, the Company paid to its parent, PLC, a dividend that consisted of all outstanding stock of Shades Creek. The Company will continue to reinsure guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum death benefits (“GMDB”) riders to Shades Creek, which includes a funds withheld account that is considered a derivative. For more information related to the derivative, refer to Note 13, Fair Value of Financial Instruments and Note 14, Derivative Financial Instruments. For cash flow purposes, portions of the dividend were treated as non-cash transactions.

The following balances from Shades Creek’s balance sheet as of March 31, 2013, with the exception of cash, were excluded from the Company’s cash flow statement for the nine months ended September 30, 2013.

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

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized as follows:

·                  Level 1: Unadjusted quoted prices for identical assets or liabilities in an active market.

·                  Level 2: Quoted prices in markets that are not active or significant inputs that are observable either directly or indirectly. Level 2 inputs include the following:

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

·                  Level 3: Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars In Thousands)
Assets:
Fixed maturity securities - available-for-sale
Residential mortgage-backed securities	$—	$1,463,989	$38	$1,464,027
Commercial mortgage-backed securities	—	911,607	—	911,607
Other asset-backed securities	—	328,393	548,771	877,164
U.S. government-related securities	1,063,584	149,852	—	1,213,436
State, municipalities, and political subdivisions	—	1,296,046	4,275	1,300,321
Other government-related securities	—	41,128	—	41,128
Corporate bonds	107	19,526,553	187,488	19,714,148
Total fixed maturity securities - available-for-sale	1,063,691	23,717,568	740,572	25,521,831

Fixed maturity securities - trading
Residential mortgage-backed securities	—	308,356	—	308,356
Commercial mortgage-backed securities	—	169,046	—	169,046
Other asset-backed securities	—	90,726	170,967	261,693
U.S. government-related securities	198,717	5,147	—	203,864
State, municipalities, and political subdivisions	—	262,036	—	262,036
Other government-related securities	—	57,525	—	57,525
Corporate bonds	—	1,515,167	5,092	1,520,259
Total fixed maturity securities - trading	198,717	2,408,003	176,059	2,782,779
Total fixed maturity securities	1,262,408	26,125,571	916,631	28,304,610
Equity securities	311,637	43,341	65,527	420,505
Other long-term investments (1)	58,567	54,600	83,005	196,172
Short-term investments	212,816	2,300	—	215,116
Total investments	1,845,428	26,225,812	1,065,163	29,136,403
Cash	229,747	—	—	229,747
Assets related to separate accounts
Variable annuity	11,921,925	—	—	11,921,925
Variable universal life	663,380	—	—	663,380
Total assets measured at fair value on a recurring basis	$14,660,480	$26,225,812	$1,065,163	$41,951,455

Liabilities:
Annuity account balances(2)	$—	$—	$110,590	$110,590
Other liabilities (1)	11,304	185,443	230,723	427,470
Total liabilities measured at fair value on a recurring basis	$11,304	$185,443	$341,313	$538,060

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

For securities that are priced via non-binding independent broker quotations, the Company assesses whether prices received from independent brokers represent a reasonable estimate of fair value through an analysis using internal and external cash flow models developed based on spreads and, when available, market indices. The Company uses a market-based cash flow analysis to validate the reasonableness of prices received from independent brokers. These analytics, which are updated daily, incorporate various metrics (yield curves, credit spreads, prepayment rates, etc.) to determine the valuation of such holdings. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon the analytics, the price received from the independent broker is adjusted accordingly. The Company did not adjust any quotes or prices received from brokers during the nine months ended September 30, 2013.

The Company has analyzed the third party pricing services’ valuation methodologies and related inputs and has also evaluated the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs that is in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Based on this evaluation and investment class analysis, each price was classified into Level 1, 2, or 3. Most prices provided by third party pricing services are classified into Level 2 because the significant inputs used in pricing the securities are market observable and the observable inputs are corroborated by the Company. Since the matrix pricing of certain fixed maturities includes significant non-observable inputs, they are classified as Level 3.

Asset-Backed Securities

This category mainly consists of residential mortgage-backed securities, commercial mortgage-backed securities, and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). As of September 30, 2013, the Company held $3.3 billion of ABS classified as Level 2. These securities are priced from information provided by a third party pricing service and independent broker quotes. The third party pricing services and brokers mainly value securities using both a market and income approach to valuation. As part of this valuation process they consider the following characteristics of the item being measured to be relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, and 7) credit ratings of the securities.

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

As of September 30, 2013, the Company held $719.8 million of Level 3 ABS, which included $548.8 million of other asset-backed securities classified as available-for-sale and $171.0 million of other asset-backed securities classified as trading. These securities are predominantly ARS whose underlying collateral is at least 97% guaranteed by the FFELP. As a result of the ARS market collapse during 2008, the Company prices its ARS using an income approach valuation model. As part of the valuation process the Company reviews the following characteristics of the ARS in determining the relevant inputs: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) types of underlying assets, 4) weighted-average coupon rate of the underlying assets, 5) weighted-average years to maturity of the underlying assets, 6) seniority level of the tranches owned, 7) credit ratings of the securities, 8) liquidity premium, and 9) paydown rate.

Corporate bonds, U.S. Government-related securities, States, municipals, and political subdivisions, and Other government related securities

As of September 30, 2013, the Company classified approximately $22.9 billion of corporate bonds, U.S. government-related securities, states, municipals, and political subdivisions, and other government-related securities as Level 2. The fair value of the Level 2 bonds and securities is predominantly priced by broker quotes and a third party pricing service. The Company has reviewed the valuation techniques of the brokers and third party pricing service and has determined that such techniques used Level 2 market observable inputs. The following characteristics of the bonds and securities are considered to be the primary relevant inputs to the valuation: 1) weighted-average coupon rate, 2) weighted-average years to maturity, 3) seniority, and 4) credit ratings.

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

As of September 30, 2013, the Company classified approximately $196.9 million of bonds and securities as Level 3 valuations. Level 3 bonds and securities primarily represent investments in illiquid bonds for which no price is readily available. To determine a price, the Company uses a discounted cash flow model with both observable and unobservable inputs. These inputs are entered into an industry standard pricing model to determine the final price of the security. These inputs include: 1) principal and interest payments, 2) coupon rate, 3) sector and issuer level spread over treasury, 4) underlying collateral, 5) credit ratings, 6) maturity, 7) embedded options, 8) recent new issuance, 9) comparative bond analysis, and 10) an illiquidity premium.

Equities

As of September 30, 2013, the Company held approximately $108.9 million of equity securities classified as Level 2 and Level 3. Of this total, $64.6 million represents Federal Home Loan Bank (“FHLB”) stock. The Company believes that the cost of the FHLB stock approximates fair value. The remainder of these equity securities is primarily made up of holdings we have obtained through bankruptcy proceedings or debt restructurings.

Other long-term investments and Other liabilities

Other long-term investments and other liabilities consist entirely of free-standing and embedded derivative financial instruments. Refer to Note 14, Derivative Financial Instruments for additional information related to derivatives. Derivative financial instruments are valued using exchange prices, independent broker quotations, or pricing valuation models, which utilize market data inputs. Excluding embedded derivatives, as of September 30, 2013, 72.6% of derivatives based upon notional values were priced using exchange prices or independent broker quotations. The remaining derivatives were priced by pricing valuation models, which predominantly utilize observable market data inputs. Inputs used to value derivatives include, but are not limited to, interest swap rates, credit spreads, interest rate and equity market volatility indices, equity index levels, and treasury rates. The Company performs monthly analysis on derivative valuations that includes both quantitative and qualitative analyses.

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

The fair value of the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using multiple risk neutral stochastic equity scenarios and policyholder behavior assumptions. The risk neutral scenarios are generated using the current swap curve and projected equity volatilities and correlations. The projected equity volatilities are based on a blend of historical volatility and near-term equity market implied volatilities. The equity correlations are based on historical price observations. For policyholder behavior assumptions, expected lapse and utilization assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the National Association of Insurance Commissioners 1994 Variable Annuity MGDB Mortality Table for company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR plus a credit spread (to represent the Company’s non-performance risk). As a result of using significant unobservable inputs, the GMWB embedded derivative is categorized as Level 3. These assumptions are reviewed on a quarterly basis.

The fair value of the FIA embedded derivative is derived through the income method of valuation using a valuation model that projects future cash flows using  current index values and volatility, the hedge budget used to price the product, and policyholder assumptions (both elective and non-elective).  For policyholder behavior assumptions, expected lapse and withdrawal assumptions are used and updated for actual experience, as necessary. The Company assumes age-based mortality from the 1994 Variable Annuity MGDB mortality table modified for company experience, with attained age factors varying from 49% - 80%. The present value of the cash flows is determined using the discount rate curve, which is based upon LIBOR up to one year and constant maturity treasury rates plus a credit spread (to represent the Company’s non-performance risk) thereafter.  Policyholder assumptions are reviewed on an annual basis.  As a result of using significant unobservable inputs, the FIA embedded derivative is categorized as Level 3.

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

Certain of the Company’s subsidiaries have entered into interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements with PLC.  These agreements meet the definition of a derivative and are accounted for at fair value and are considered Level 3 valuations. The fair value of these derivatives as of September 30, 2013 was $2.4 million and is included in Other long-term investments. For information regarding realized gains on these derivatives please refer to Note 14, Derivative Financial Instruments.

The Interest Support Agreement provides that PLC will make payments to Golden Gate II if actual investment income on certain of Golden Gate II’s asset portfolios falls below a calculated investment income amount as defined in the Interest Support Agreement. The calculated investment income amount is a level of investment income deemed to be sufficient to support certain of Golden Gate II’s obligations under a reinsurance agreement with the Company, dated July 1, 2007. The derivative is valued using an internal valuation model that assumes a conservative projection of investment income under an adverse interest rate scenario and the probability that the expectation falls below the calculated investment income amount. This derivative had a fair value of zero as of September 30, 2013. The assessment of required payments from PLC under the Interest Support Agreement occurs annually.

The YRT Premium support agreement provides that PLC will make payments to Golden Gate II in the event that YRT premium rates increase. The derivative is valued using an internal valuation model. The valuation model is a probability weighted discounted cash flow model. The value is primarily a function of the likelihood and severity of future YRT premium increases. The fair value of this derivative as of September 30, 2013 was $2.0 million.

The portfolio maintenance agreements provide that PLC will make payments to Golden Gate V and WCL in the event of other-than-temporary impairments on investments that exceed defined thresholds. The derivatives are valued using an internal discounted cash flow model. The significant unobservable inputs are the projected probability and severity of credit losses used to project future cash flows on the investment portfolios. The fair value of the portfolio maintenance agreements as of September 30, 2013, was approximately $0.4 million.

The Funds Withheld derivative results from a reinsurance agreement with Shades Creek where the economic performance of certain hedging instruments held by the Company is ceded to Shades Creek. The value of the Funds Withheld derivative is directly tied to the value of the hedging instruments held in the funds withheld account. The hedging instruments predominantly consist of derivative instruments the fair values of which are classified as a Level 2 measurement; as such, the fair value of the Funds Withheld derivative has been classified as a Level 2 measurement. The fair value of the Funds Withheld derivative as of September 30, 2013, was a liability of $49.0 million.

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

The discount rate for the fixed indexed annuities is based on an upward sloping rate curve which is updated each quarter. The discount rates for September 30, 2013, ranged from a one month rate of 0.36%, a 5 year rate of 2.44%, and a 30 year rate of 4.97%. A credit spread component is also included in the calculation to accommodate non-performance risk.

Separate Accounts

Separate account assets are invested in open-ended mutual funds and are included in Level 1.

Valuation of Level 3 Financial Instruments

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

Fair Value
	As of	Valuation	Unobservable	Range
	September 30, 2013	Technique	Input	(Weighted Average)
(Dollars In Thousands)
Assets:
Other asset-backed securities	$548,771	Discounted cash flow	Liquidity premium	0.69% - 1.32% (0.80%)
			Paydown rate	8.37% - 17.50% (12.45%)
Corporate bonds	192,580	Discounted cash flow	Spread over treasury	0.32% - 6.75% (2.89%)
Embedded derivatives -	77,835	Actuarial cash flow	Mortality	49% to 80% of 1994 MGDB table
GMWB(1)		model	Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	97% - 103%
			Nonperformance risk	0.19% - 1.31%
Liabilities:
Annuity account balances(2)	$110,590	Actuarial cash flow	Asset earned rate	5.37%
		model	Expenses	$88 - $102 per policy
			Withdrawal rate	2.20%
			Mortality	49% to 80% of 1994 MGDB table
			Lapse	2.2% - 33.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.19% - 1.31%
Embedded derivative - FIA	9,199	Actuarial cash flow	Expenses	$83 - $97 per policy
		model	Withdrawal rate	1.1% - 4.5% depending on duration and tax qualification
			Mortality	49% - 80% of 1994 MGDB table
			Lapse	2.5% - 40.0%, depending on duration/surrender charge period
			Nonperformance risk	0.19% - 1.31%

(1)The fair value for the GMWB embedded derivative is presented as a net asset for the purposes of this chart. Excludes modified coinsurance agreements.

(2)Represents account balance liabilities related to fixed indexed annuities.

The chart above excludes Level 3 financial instruments that are valued using broker quotes and those which book value approximates fair value.

The Company has considered all reasonably available quantitative inputs as of September 30, 2013, but the valuation techniques and inputs used by some brokers in pricing certain financial instruments are not shared with the Company. This resulted in $171.0 million of financial instruments, all asset backed securities, being classified as Level 3 as of September 30, 2013.

In certain cases the Company has determined that book value materially approximates fair value. As of September 30, 2013, the Company held $69.8 million of financial instruments where book value approximates fair value.  Of the $69.8 million, $65.5 million represents equity securities, which are predominantly FHLB stock, and $4.3 million of other fixed maturity securities.

The following table presents the valuation method for material financial instruments included in Level 3, as well as the unobservable inputs used in the valuation of those financial instruments:

	Fair Value
	As of	Valuation	Unobservable	Range
	December 31, 2012	Technique	Input	(Weighted Average)
	(Dollars In Thousands)
Assets:
Other asset-backed securities	$596,143	Discounted cash flow	Liquidity premium	0.72% - 1.68% (1.29%)
			Paydown rate	8.51% - 18.10% (11.40%)
Other government-related securities	20,011	Discounted cash flow	Spread over treasury	(0.30%)
Corporate bonds	168,007	Discounted cash flow	Spread over treasury	0.92% - 7.75% (3.34%)
Liabilities:
Embedded derivatives - GMWB(1)	$169,041	Actuarial cash flow model	Mortality	57% of 1994 MGDB table
			Lapse	0% - 24%, depending on product/duration/funded status of guarantee
			Utilization	93% - 100%
			Nonperformance risk	0.09% - 1.34%
Annuity account balances(2)	129,468	Actuarial cash flow model	Asset earned rate	5.81%
			Expenses	$ 88 - $108 per policy
			Withdrawal rate	2.20%
			Mortality	57% of 1994 MGDB table
			Lapse	2.2% - 45.0%, depending on duration/surrender charge period
			Return on assets	1.50% - 1.85% depending on surrender charge period
			Nonperformance risk	0.09% - 1.34%

(1)The fair value for the GMWB embedded derivative is presented as a net liability for the purposes of this chart. Excludes modified coinsurance agreements.

(2)Represents account balance liabilities related to fixed indexed annuities.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$14,062	$—	$1,310	$—	$—	$—	$(12)	$—	$—	$(15,333)	$11	$38	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	576,396	—	52	—	(26,969)	11,769	(12,085)	—	—	—	(392)	548,771	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,000	—	1	—	—	—	(20,000)	—	—	—	(1)	—	—
Corporate bonds	194,895	—	1,662	—	(3,513)	11,002	(13,558)	—	—	(3,385)	385	187,488	—
Total fixed maturity securities - available-for-sale	809,628	—	3,025	—	(30,482)	22,771	(45,655)	—	—	(18,718)	3	740,572	—
Fixed maturity securities - trading
Residential mortgage-backed securities	1,582	—	—	(1)	—	—	(72)	—	—	(1,494)	(15)	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	168,851	3,167	—	(1,080)	—	16,394	(16,568)	—	—	—	203	170,967	1,596
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	3,500	—	—	(123)	—	—	—	—	—	(3,377)	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	5,092	—	—	(4)	—	—	—	—	—	—	4	5,092	(4)
Total fixed maturity securities - trading	179,025	3,167	—	(1,208)	—	16,394	(16,640)	—	—	(4,871)	192	176,059	1,592
Total fixed maturity securities	988,653	3,167	3,025	(1,208)	(30,482)	39,165	(62,295)	—	—	(23,589)	195	916,631	1,592
Equity securities	65,527	—	—	—	—	—	—	—	—	—	—	65,527	—
Other long-term investments(1)	47,838	36,917	(1,750)	—	—	—	—	—	—	—	—	83,005	35,167
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	1,102,018	40,084	1,275	(1,208)	(30,482)	39,165	(62,295)	—	—	(23,589)	195	1,065,163	36,759
Total assets measured at fair value on a recurring basis	$1,102,018	$40,084	$1,275	$(1,208)	$(30,482)	$39,165	$(62,295)	$—	$—	$(23,589)	$195	$1,065,163	$36,759

Liabilities:
Annuity account balances(2)	$114,614	$—	$(2,472)	$—	$—	$—	$—	$46	$6,542	—	$—	$110,590	$—
Other liabilities(1)	256,776	39,109	(13,056)	—	—	—	—	—	—	—	—	230,723	26,053
Total liabilities measured at fair value on a recurring basis	$371,390	$39,109	$(15,528)	$—	$—	$—	$—	$46	$6,542	$—	$—	$341,313	$26,053

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the three months ended September 30, 2013, $1.3 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2013.

For the three months ended September 30, 2013, there were $24.9 million of securities transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were priced using significant unobservable inputs in previous periods, but are now priced by independent pricing services or brokers, using no significant unobservable inputs as of September 30, 2013.

For the three months ended September 30, 2013, there were no transfers from Level 2 to Level 1.

For the three months ended September 30, 2013, there were no transfers from Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the three months ended September 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	584,641	45	11,462	—	(1,157)	—	(5,200)	—	—	—	(153)	589,638	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,020	—		—	(11)	—	—	—	—	—	(4)	20,005	—
Corporate bonds	172,145	—	5,349	—	(221)	—	(2,090)	—	—	(26,802)	122	148,503	—
Total fixed maturity securities - available-for-sale	781,085	45	16,811	—	(1,389)	—	(7,290)	—	—	(26,802)	(35)	762,425	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	65,059	2,972	—	(148)	—	7,208	(1,442)	—	—	—	413	74,062	2,823
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	114	1	—	—	—	—	—	—	—		—	115	2
Total fixed maturity securities - trading	65,173	2,973	—	(148)	—	7,208	(1,442)	—	—	—	413	74,177	2,825
Total fixed maturity securities	846,258	3,018	16,811	(148)	(1,389)	7,208	(8,732)	—	—	(26,802)	378	836,602	2,825
Equity securities	69,795	8	—	—	(147)	—	(4,295)	—	—	—	—	65,361	—
Other long-term investments(1)	25,315	20,278	—	(34)	—	—	—	—	—	—	—	45,559	20,244
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	941,368	23,304	16,811	(182)	(1,536)	7,208	(13,027)	—	—	(26,802)	378	947,522	23,069
Total assets measured at fair value on a recurring basis	$941,368	$23,304	$16,811	$(182)	$(1,536)	$7,208	$(13,027)	$—	$—	$(26,802)	$378	$947,522	$23,069

Liabilities:
Annuity account balances(2)	$134,597	$—	$—	$(5,766)	$—	$—	$—	$217	$6,011	$—	$—	$134,569	$—
Other liabilities(1)	516,587	11,016	—	(112,779)	—	—	—	—	—	—	—	618,350	(101,763)
Total liabilities measured at fair value on a recurring basis	$651,184	$11,016	$—	$(118,545)	$—	$—	$—	$217	$6,011	$—	$—	$752,919	$(101,763)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

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

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2013, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$4	$—	$1,310	$—	$(337)	$14,349	$(12)	$—	$—	$(15,287)	$11	$38	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	596,143	—	43,808	—	(54,517)	24,931	(62,471)	—	—	1,227	(350)	548,771	—
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals, and political subdivisions	4,275	—	—	—	—	—	—	—	—	—	—	4,275	—
Other government-related securities	20,011	—	2	—	(3)	—	(20,000)	—	—	—	(10)	—	—
Corporate bonds	167,892	116	2,673	—	(13,559)	29,277	(58,742)	—	—	58,945	886	187,488	—
Total fixed maturity securities - available-for-sale	788,325	116	47,793	—	(68,416)	68,557	(141,225)	—	—	44,885	537	740,572	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	(1)	—	1,582	(72)	—	—	(1,494)	(15)	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	70,535	7,964	—	(3,949)	—	122,224	(29,344)	—	—	2,210	1,327	170,967	4,814
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	(123)	—	3,500	—	—	—	(3,377)	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	115	1	—	(27)	—	—	(17)	—	—	5,013	7	5,092	(4)
Total fixed maturity securities - trading	70,650	7,965	—	(4,100)	—	127,306	(29,433)	—	—	2,352	1,319	176,059	4,810
Total fixed maturity securities	858,975	8,081	47,793	(4,100)	(68,416)	195,863	(170,658)	—	—	47,237	1,856	916,631	4,810
Equity securities	65,527	—	—	—	—	—	—	—	—	—	—	65,527	—
Other long-term investments(1)	48,655	84,176	(15,733)	—	—	—	—	—	—	—	(34,093)	83,005	68,443
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	973,157	92,257	32,060	(4,100)	(68,416)	195,863	(170,658)	—	—	47,237	(32,237)	1,065,163	73,253
Total assets measured at fair value on a recurring basis	$973,157	$92,257	$32,060	$(4,100)	$(68,416)	$195,863	$(170,658)	$—	$—	$47,237	$(32,237)	$1,065,163	$73,253

Liabilities:
Annuity account balances(2)	$129,468	$—	$(6,159)	$—	$—	$—	$—	$247	$25,284	$—	$—	$110,590	$—
Other liabilities(1)	611,437	277,319	(31,110)	—	—	—	—	—	—	—	134,505	230,723	246,209
Total liabilities measured at fair value on a recurring basis	$740,905	$277,319	$(37,269)	$—	$—	$—	$—	$247	$25,284	$—	$134,505	$341,313	$246,209

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

For the nine months ended September 30, 2013, $72.1 million of securities were transferred into Level 3. This amount was transferred from Level 2. These transfers resulted from securities that were priced by independent pricing services or brokers in previous periods, using no significant unobservable inputs, but were priced internally using significant unobservable inputs where market observable inputs were no longer available as of September 30, 2013. All transfers are recognized as of the end of the period.

For the nine months ended September 30, 2013, there were $24.9 million of securities transferred out of Level 3. This amount was transferred to Level 2. These transfers resulted from securities that were priced using significant unobservable inputs in previous periods, but are now priced by independent pricing services or brokers, using no significant unobservable inputs as of September 30, 2013.

For the nine months ended September 30, 2013, there were no transfers from Level 2 to Level 1.

For the nine months ended September 30, 2013, there were no transfers out of Level 1.

The following table presents a reconciliation of the beginning and ending balances for fair value measurements for the nine months ended September 30, 2012, for which the Company has used significant unobservable inputs (Level 3):

													Total
													Gains (losses)
		Total		Total									included in
		Realized and Unrealized		Realized and Unrealized									Earnings
		Gains		Losses									related to
			Included in		Included in								Instruments
			Other		Other					Transfers			still held at
	Beginning	Included in	Comprehensive	Included in	Comprehensive					in/out of		Ending	the Reporting
	Balance	Earnings	Income	Earnings	Income	Purchases	Sales	Issuances	Settlements	Level 3	Other	Balance	Date
	(Dollars In Thousands)
Assets:
Fixed maturity securities available-for-sale
Residential mortgage-backed securities	$7	$—	$—	$—	$—	$—	$(3)	$—	$—	$—	$—	$4	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	614,813	339	15,981	—	(22,055)	—	(19,050)	—	—	—	(390)	589,638	—
U.S. government-related securities	15,000	—	—	—	(1)	—	(15,000)	—	—	—	1	—	—
States, municipals, and political subdivisions	—	—	—	—	—	4,275	—	—	—	—	—	4,275	—
Other government-related securities	—	—	18	—	(27)	20,023	—	—	—	—	(9)	20,005	—
Corporate bonds	119,565	—	7,198	—	(2,131)	4	(4,185)	—	—	27,810	242	148,503	—
Total fixed maturity securities - available-for-sale	749,385	339	23,197	—	(24,214)	24,302	(38,238)	—	—	27,810	(156)	762,425	—
Fixed maturity securities - trading
Residential mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Other asset-backed securities	28,343	3,450	—	(905)	—	48,255	(6,516)	—	—	—	1,435	74,062	2,545
U.S. government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
States, municipals and political subdivisions	—	—	—	—	—	—	—	—	—	—	—	—	—
Other government-related securities	—	—	—	—	—	—	—	—	—	—	—	—	—
Corporate bonds	—	1	—	—	—	1	—	—	—	113	—	115	10
Total fixed maturity securities - trading	28,343	3,451	—	(905)	—	48,256	(6,516)	—	—	113	1,435	74,177	2,555
Total fixed maturity securities	777,728	3,790	23,197	(905)	(24,214)	72,558	(44,754)	—	—	27,923	1,279	836,602	2,555
Equity securities	70,080	8	661	—	(1,097)	4	(4,295)	—	—	—	—	65,361	—
Other long-term investments(1)	19,103	33,951	—	(7,495)	—	—	—	—	—	—	—	45,559	26,456
Short-term investments	—	—	—	—	—	—	—	—	—	—	—	—	—
Total investments	866,911	37,749	23,858	(8,400)	(25,311)	72,562	(49,049)	—	—	27,923	1,279	947,522	29,011
Total assets measured at fair value on a recurring basis	$866,911	$37,749	$23,858	$(8,400)	$(25,311)	$72,562	$(49,049)	$—	$—	$27,923	$1,279	$947,522	$29,011

Liabilities:
Annuity account balances(2)	$136,462	$—	$—	$(9,983)	$—	$—	$—	$645	$12,521	$—	$—	$134,569	$—
Other liabilities(1)	437,613	67,565	—	(248,302)	—	—	—	—	—	—	—	618,350	(180,737)
Total liabilities measured at fair value on a recurring basis	$574,075	$67,565	$—	$(258,285)	$—	$—	$—	$645	$12,521	$—	$—	$752,919	$(180,737)

(1)Represents certain freestanding and embedded derivatives.

(2)Represents liabilities related to fixed indexed annuities.

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

For the nine months ended September 30, 2012, $26.8 million of securities were transferred out of Level 3. This amount was transferred into Level 2. These transfers resulted from securities priced by independent pricing services or brokers as of September 30, 2012 that were priced internally using significant unobservable inputs where market observable inputs were not available during previous periods.

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

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments as of the periods shown below are as follows:

		As of
		September 30, 2013		December 31, 2012
	Fair Value	Carrying		Carrying
	Level	Amounts	Fair Values	Amounts	Fair Values
		(Dollars In Thousands)
Assets:
Mortgage loans on real estate	3	$4,794,924	$5,287,854	$4,948,625	$5,723,579
Policy loans	3	856,333	856,333	865,391	865,391
Fixed maturities, held-to-maturity(1)	3	350,000	341,797	300,000	319,163

Liabilities:
Stable value product account balances	3	$2,531,262	$2,535,865	$2,510,559	$2,534,094
Annuity account balances	3	10,431,938	10,074,996	10,658,463	10,525,702

Debt:
Non-recourse funding obligations(2)	3	$1,491,900	$1,392,932	$1,446,900	$1,357,290

Except as noted below, fair values were estimated using quoted market prices.

(1)                  Security purchased from unconsolidated subsidiary, Red Mountain LLC.

(2)                  Of this carrying amount $350 million, fair value of $325.1 million, as of September 30, 2013, and $300 million, fair value of $297.6 million, as of December 31, 2012,  relates to non-recourse funding obligations issued by Golden Gate V.

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

Derivatives Related to Risk Mitigation of Variable Annuity Contracts

The Company may use the following types of derivative contracts to mitigate its exposure to certain guaranteed benefits related to variable annuity contracts:

·                  Foreign Currency Futures

·                  Variance Swaps

·                  Interest Rate Futures

·                  Equity Options

·                  Equity Futures

·                  Credit Derivatives

·                  Interest Rate Swaps

·                  Interest Rate Swaptions

·                  Volatility Futures

·                  Funds Withheld Agreement

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

Derivative Instruments Designated and Qualifying as Hedging Instruments

Cash-Flow Hedges

·                  In connection with the issuance of inflation-adjusted funding agreements, the Company has entered into swaps to convert the floating CPI-linked interest rate on these agreements to a fixed rate. The Company pays a fixed rate on the swap and receives a floating rate primarily determined by the period’s change in the CPI. The amounts that are received on the swaps are equal to the amounts that are paid on the agreements.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

The Company uses various other derivative instruments for risk management purposes that do not qualify for hedge accounting treatment. Changes in the fair value of these derivatives are recognized in earnings during the period of change.

Derivatives related to variable annuity contracts

·                  The Company uses equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. No volatility future positions were held during the three and nine months ended September 30, 2013.

·                  The Company uses equity options and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility.

·                  The Company uses interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within its variable annuity products.

·                  The Company markets certain variable annuity products with a GMWB rider. The GMWB component is considered an embedded derivative, not considered to be clearly and closely related to the host contract.

·                  The Company has a funds withheld account that consists of various derivative instruments held by the Company that are used to hedge the GMWB and GMDB riders. The economic performance of derivatives in the funds withheld account is ceded to Shades Creek. The funds withheld account is accounted for as a derivative financial instrument.

Other Derivatives

·                  The Company uses certain interest rate swaps to mitigate the price volatility of fixed maturities.

·                  The Company purchased interest rate caps to mitigate its risk with respect to the Company’s LIBOR exposure and the potential impact of European financial market distress.

·                  Certain of the Company’s subsidiaries have an interest support agreement, YRT premium support agreement, and two portfolio maintenance agreements with PLC. The Company entered into two separate portfolio maintenance agreements in October 2012.

·                  The Company uses various swaps and other types of derivatives to manage risk related to other exposures.

·                  The Company recorded an embedded derivative associated with the FIA product as of September 30, 2013. The Company did not market this product during the three and nine months ended September 30, 2012.

·                  The Company is involved in various modified coinsurance and funds withheld arrangements which contain embedded derivatives. Changes in their fair value are recorded in current period earnings. The investment portfolios that support the related modified coinsurance reserves and funds withheld arrangements had fair value changes which substantially offset the gains or losses on these embedded derivatives.

The following table sets forth realized investments gains and losses for the periods shown:

Realized investment gains (losses) - derivative financial instruments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Derivatives related to variable and FIA annuity contracts:
Interest rate futures - VA	$(2,255)	$(3,371)	$(26,393)	$32,419
Equity futures - VA	(12,568)	(17,324)	(39,829)	(42,643)
Currency futures - VA	(6,531)	(3,078)	1,440	(2,298)
Volatility futures - VA	—	—	—	(132)
Variance swaps - VA	(1,347)	(5,840)	(9,566)	(6,660)
Equity options - VA	(29,094)	(9,184)	(65,631)	(29,903)
Interest rate swaptions - VA	1,725	(3,019)	(738)	2,293
Interest rate swaps - VA	(19,224)	6,361	(125,502)	10,187
Embedded derivative - GMWB	40,379	2,921	146,693	(32,369)
Funds withheld derivative	32,207	—	42,045	—
Total derivatives related to variable annuity contracts	3,292	(32,534)	(77,481)	(69,106)
Embedded derivative - Modco reinsurance treaties	30,074	(101,999)	191,847	(139,972)
Embedded derivative - FIA	(104)	—	(145)	—
Interest rate swaps	72	199	2,984	(680)
Interest rate caps	—	(143)	—	(2,658)
Derivatives with PLC(1)	(1,159)	17,559	(14,689)	18,059
Other derivatives	37	255	(106)	17
Total realized gains (losses) - derivatives	$32,212	$(116,663)	$102,410	$(194,340)

(1)        These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Realized investment gains (losses) - all other investments

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Modco trading portfolio(1)	$(25,960)	$104,865	$(167,982)	$179,027

(1)The Company elected to include the use of alternate disclosures for trading activities.

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended September 30, 2013
Inflation	$22	$(572)	$(62)
Total	$22	$(572)	$(62)

For The Nine Months Ended September 30, 2013
Inflation	$(157)	$(1,649)	$(253)
Total	$(157)	$(1,649)	$(253)

Gain (Loss) on Derivatives in Cash Flow Relationship

		Amount and Location of
	Amount of Gains (Losses)	Gains (Losses)
	Deferred in	Reclassified from	Amount and Location of
	Accumulated Other	Accumulated Other	(Losses) Recognized in
	Comprehensive Income	Comprehensive Income	Income (Loss) on
	(Loss) on Derivatives	(Loss) into Income (Loss)	Derivatives
	(Effective Portion)	(Effective Portion)	(Ineffective Portion)
		Benefits and settlement	Realized investment
		expenses	gains (losses)
	(Dollars In Thousands)
For The Three Months Ended September 30, 2012
Interest rate	$(1)	$(549)	$—
Inflation	2,938	(552)	221
Total	$2,937	$(1,101)	$221

For The Nine Months Ended September 30, 2012
Interest rate	$(77)	$(2,261)	$—
Inflation	4,146	(485)	(2)
Total	$4,069	$(2,746)	$(2)

The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments and the location in and effect on the consolidated condensed financial statements for the periods presented below:

	As of
	September 30, 2013		December 31, 2012
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars In Thousands)
Other long-term investments
Cash flow hedges:
Inflation	$—	$—	$—	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	200,000	2,035	355,000	6,532
Variance swaps	—	—	500	406
Derivatives with PLC(1)	1,508,964	2,376	1,404,750	17,064
Embedded derivative - Modco reinsurance treaties	45,314	802	30,244	1,330
Embedded derivative — GMWB	1,692,535	79,827	1,640,075	30,261
Interest rate futures	111,534	1,106	—	—
Equity futures	47,994	937	147,581	595
Currency futures	—	—	15,944	784
Interest rate caps	—	—	3,000,000	—
Equity options	1,467,720	80,754	573,493	61,833
Interest rate swaptions	625,000	27,978	400,000	11,370
Other	262	357	224	253
	$5,699,323	$196,172	$7,567,811	$130,428
Other liabilities
Cash flow hedges:
Inflation	$182,965	$3,806	$182,965	$5,027
Derivatives not designated as hedging instruments:
Interest rate swaps	1,500,000	132,592	400,000	10,025
Variance swaps	—	—	2,675	12,198
Embedded derivative - Modco reinsurance treaties	2,598,832	219,532	2,655,134	411,907
Funds withheld derivative	1,178,524	49,045	—	—
Embedded derivative - GMWB	114,940	1,992	5,253,961	199,530
Embedded derivative - FIA	104,951	9,199	—	—
Interest rate futures	175,681	531	893,476	13,970
Equity futures	94,457	1,484	152,364	3,316
Currency futures	126,389	3,350	131,979	1,901
Equity options	144,408	5,939	—	—
Other- FIA volatility futures	35	—	—	—
	$6,221,182	$427,470	$9,672,554	$657,874

(1)                  These derivatives include the Interest, YRT premium support, and portfolio maintenance agreements between certain of the Company’s subsidiaries and PLC.

Based on the expected cash flows of the underlying hedged items, the Company expects to reclassify $2.3 million out of accumulated other comprehensive income (loss) into earnings during the next twelve months.

From time to time, the Company is required to post and obligated to return collateral related to derivative transactions. As of September 30, 2013, the Company had posted cash and securities (at fair value) as collateral of approximately $81.0 million and $52.2 million, respectively. As of September 30, 2013, the Company received $6.0 million of cash as collateral. The Company does not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

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

The tables below present the derivative instruments by assets and liabilities for the Company as of September 30, 2013.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$112,810	$—	$112,810	$44,189	$6,000	$62,621
Embedded derivative - Modco reinsurance treaties	802	—	802	—	—	802
Embedded derivative - GMWB	79,827	—	79,827	—	—	79,827
Total derivatives, subject to a master netting arrangement or similar arrangement	193,439	—	193,439	44,189	6,000	143,250
Total derivatives, not subject to a master netting arrangement or similar arrangement	2,733	—	2,733	—	—	2,733
Total derivatives	196,172	—	196,172	44,189	6,000	145,983
Total Assets	$196,172	$—	$196,172	$44,189	$6,000	$145,983

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$147,702	$—	$147,702	$44,189	$72,813	$30,700
Embedded derivative - Modco reinsurance treaties	219,532	—	219,532	—	—	219,532
Funds withheld derivative	49,045		49,045			49,045
Embedded derivative - GMWB	1,992	—	1,992	—	—	1,992
Embedded derivative - FIA	9,199	—	9,199	—	—	9,199
Total derivatives, subject to a master netting arrangement or similar arrangement	427,470	—	427,470	44,189	72,813	310,468
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	427,470	—	427,470	44,189	72,813	310,468
Repurchase agreements(1)	100,000	—	100,000	—	—	100,000
Total Liabilities	$527,470	$—	$527,470	$44,189	$72,813	$410,468

(1) Borrowings under repurchase agreements are for a term less than 90 days.

The tables below present the derivative instruments by assets and liabilities for the Company as of December 31, 2012.

			Net Amounts
		Gross	of Assets	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Assets	Position	Position	Instruments	Received	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Assets
Derivatives:
Free-Standing derivatives	$81,520	$—	$81,520	$21,565	$11,280	$48,675
Embedded derivative - Modco reinsurance treaties	1,330	—	1,330	—	—	1,330
Embedded derivative - GMWB	30,261	—	30,261	—	—	30,261
Total derivatives, subject to a master netting arrangement or similar arrangement	113,111	—	113,111	21,565	11,280	80,266
Total derivatives, not subject to a master netting arrangement or similar arrangement	17,317	—	17,317	—	—	17,317
Total derivatives	130,428	—	130,428	21,565	11,280	97,583
Total Assets	$130,428	$—	$130,428	$21,565	$11,280	$97,583

			Net Amounts
		Gross	of Liabilities	Gross Amounts Not Offset
		Amounts	Presented in	in the Statement of
	Gross	Offset in the	the	Financial Position
	Amounts of	Statement of	Statement of		Cash
	Recognized	Financial	Financial	Financial	Collateral
	Liabilities	Position	Position	Instruments	Paid	Net Amount
	(Dollars In Thousands)
Offsetting of Derivative Liabilities
Derivatives:
Free-Standing derivatives	$46,437	$—	$46,437	$21,565	$20,373	$4,499
Embedded derivative - Modco reinsurance treaties	411,907	—	411,907	—	—	411,907
Embedded derivative - GMWB	199,530	—	199,530	—	—	199,530
Total derivatives, subject to a master netting arrangement or similar arrangement	657,874	—	657,874	21,565	20,373	615,936
Total derivatives, not subject to a master netting arrangement or similar arrangement	—	—	—	—	—	—
Total derivatives	657,874	—	657,874	21,565	20,373	615,936
Repurchase agreements(1)	150,000	—	150,000	—	—	150,000
Total Liabilities	$807,874	$—	$807,874	$21,565	$20,373	$765,936

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

·                  The Life Marketing segment markets UL, variable universal life, bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

·                  The Acquisitions segment focuses on acquiring, converting, and servicing policies from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisitions segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

·                  The Annuities segment markets fixed and variable annuity products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

·                  The Stable Value Products segment sells fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the FHLB, and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans.  Additionally, the Company has contracts outstanding pursuant to a funding agreement-backed notes program registered with the United States Securities and Exchange Commission (the “SEC”) which offered notes to both institutional and retail investors.

·                  The Asset Protection segment markets extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

·                  The Corporate and Other segment primarily consists of net investment income not assigned to the segments above (including the impact of carrying liquidity) and expenses not attributable to the segments above. This segment includes earnings from several non-strategic or runoff lines of business, various investment-related transactions, the operations of several small subsidiaries, and the repurchase of non-recourse funding obligations.

The Company uses the same accounting policies and procedures to measure segment operating income (loss) and assets as it uses to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the GMWB embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

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

There were no significant intersegment transactions during the three or nine months ended September 30, 2013 and 2012.

The following tables summarize financial information for the Company’s segments:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
Revenues
Life Marketing	$346,294	$313,170	$1,002,522	$938,920
Acquisitions	240,067	251,550	752,247	812,355
Annuities	170,065	140,563	435,480	460,822
Stable Value Products	25,207	26,933	91,735	96,374
Asset Protection	76,157	75,217	223,709	222,984
Corporate and Other	22,804	56,763	76,525	101,535
Total revenues	$880,594	$864,196	$2,582,218	$2,632,990
Segment Operating Income (Loss)
Life Marketing	$28,158	$27,885	$75,505	$87,678
Acquisitions	29,429	46,155	93,241	128,869
Annuities	43,825	9,041	120,260	72,864
Stable Value Products	19,206	13,050	59,514	41,654
Asset Protection	5,365	2,825	15,347	10,171
Corporate and Other	(17,856)	(5,968)	(45,793)	(959)
Total segment operating income	108,127	92,988	318,074	340,277
Realized investment (losses) gains - investments(1)	(31,968)	120,723	(140,299)	193,649
Realized investment (losses) gains - derivatives	37,196	(107,022)	124,321	(169,104)
Income tax expense	(37,107)	(35,778)	(98,966)	(116,428)
Net Income	$76,248	$70,911	$203,130	$248,394

Investment gains (losses)(2)	$(27,949)	$113,977	$(151,006)	$185,301
Less: amortization related to DAC/VOBA and benefits settlement expenses	4,019	(6,746)	(10,707)	(8,348)
Realized investment gains (losses) in investments	$(31,968)	$120,723	$(140,299)	$193,649

Derivative gains (losses)(3)	$32,212	$(116,663)	$102,410	$(194,340)
Less: VA GMWB economic cost	(4,984)	(9,641)	(21,911)	(25,236)
Realized investment gains (losses) - derivatives	$37,196	$(107,022)	$124,321	$(169,104)

(1) Includes credit related other-than-temporary impairments of $8.7 million and $17.3 million for the three and nine months ended September 30, 2013, respectively, as compared to $8.5 million and $40.5 million for the three and nine months ended September 30, 2012, respectively.

(2) Includes realized investment gains (losses) before related amortization.

(3)Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

	Operating Segment Assets
	As of September 30, 2013
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,913,177	$11,196,504	$19,372,420	$2,530,150
Deferred policy acquisition costs and value of business acquired	2,030,605	597,284	526,780	1,112
Goodwill	—	33,291	—	—
Total assets	$14,943,782	$11,827,079	$19,899,200	$2,531,262

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$775,563	$7,888,528	$17,278	$54,693,620
Deferred policy acquisition costs and value of business acquired	50,883	708	—	3,207,372
Goodwill	48,158	—	—	81,449
Total assets	$874,604	$7,889,236	$17,278	$57,982,441

	Operating Segment Assets
	As of December 31, 2012
	(Dollars In Thousands)
	Life			Stable Value
	Marketing	Acquisitions	Annuities	Products
Investments and other assets	$12,171,384	$11,312,550	$17,649,488	$2,509,160
Deferred policy acquisition costs and value of business acquired	2,001,708	679,746	491,184	1,399
Goodwill	—	35,615	—	—
Total assets	$14,173,092	$12,027,911	$18,140,672	$2,510,559

	Asset	Corporate		Total
	Protection	and Other	Adjustments	Consolidated
Investments and other assets	$740,153	$9,446,057	$19,662	$53,848,454
Deferred policy acquisition costs and value of business acquired	50,253	1,066	—	3,225,356
Goodwill	48,158	—	—	83,773
Total assets	$838,564	$9,447,123	$19,662	$57,157,583

17.          SUBSEQUENT EVENTS

The Company has evaluated the effects of events subsequent to September 30, 2013, and through the date we filed our consolidated condensed financial statements with the United States Securities and Exchange Commission. All accounting and disclosure requirements related to subsequent events are included in the Company’s consolidated condensed financial statements.

On October 1, 2013, the Company completed the acquisition contemplated by the master agreement (the “Master Agreement”) previously reported in our Current Report on Form 8-K dated April 11, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), the Company acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement pursuant to which it is reinsuring on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price for MONY was $686 million, and will be subject to a customary post-closing adjustment. The ceding commission for the reinsurance of the MLOA Business was $370 million.

At the closing of the transaction, the Company entered into an administrative services agreement with MLOA, which governs the ongoing administration of the MLOA Business by the Company, and a transition services agreement with AXA Equitable Life Insurance Company (“AXA Equitable”), pursuant to which AXA Equitable and its affiliates will make available to the Company and its affiliates, for a limited period of time, certain services required for the operation of the business following the closing.

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

Our operating segments are Life Marketing, Acquisitions, Annuities, Stable Value Products, Asset Protection, and Corporate and Other.

·                  Life Marketing - We market universal life (“UL”), variable universal life, bank-owned life insurance (“BOLI”), and level premium term insurance (“traditional”) products on a national basis primarily through networks of independent insurance agents and brokers, stockbrokers, and independent marketing organizations.

·                  Acquisitions - We focus on acquiring, converting, and servicing policies from other companies. The segment’s primary focus is on life insurance policies and annuity products that were sold to individuals. The level of the segment’s acquisition activity is predicated upon many factors, including available capital, operating capacity, potential return on capital, and market dynamics. Policies acquired through the Acquisition segment are typically “closed” blocks of business (no new policies are being marketed). Therefore earnings and account values are expected to decline as the result of lapses, deaths, and other terminations of coverage unless new acquisitions are made.

·                  Annuities - We market fixed and variable annuity (“VA”) products. These products are primarily sold through broker-dealers, financial institutions, and independent agents and brokers.

·                  Stable Value Products - We sell fixed and floating rate funding agreements directly to the trustees of municipal bond proceeds, money market funds, bank trust departments, and other institutional investors. The segment also issues funding agreements to the Federal Home Loan Bank (“FHLB”), and markets guaranteed investment contracts (“GICs”) to 401(k) and other qualified retirement savings plans. Additionally, we have contracts outstanding pursuant to a funding agreement-backed notes program registered with the SEC which offered notes to both institutional and retail investors.

·                  Asset Protection - We market extended service contracts and credit life and disability insurance to protect consumers’ investments in automobiles and recreational vehicles. In addition, the segment markets a guaranteed asset protection (“GAP”) product. GAP coverage covers the difference between the loan pay-off amount and an asset’s actual cash value in the case of a total loss.

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

RISKS AND UNCERTAINTIES

The factors which could affect our future results include, but are not limited to, general economic conditions and the following risks and uncertainties:

General

·                  exposure to the risks of natural and man-made catastrophes, pandemics, malicious acts, terrorist acts and climate change could adversely affect our operations and results;

·                  a disruption affecting our electronic systems or those on whom we rely could adversely affect our business, financial condition and results of operations;

·                  confidential information maintained in our systems could be compromised or misappropriated, damaging our business and reputation and adversely affecting our financial condition and results of operations;

·                  our results and financial condition may be negatively affected should actual experience differ from management’s assumptions and estimates;

·                  we may not realize our anticipated financial results from our acquisitions strategy;

·                  we may not be able to achieve the expected results from our recent acquisition;

·                  we are dependent on the performance of others;

·                  our risk management policies, practices, and procedures could leave us exposed to unidentified or unanticipated risks, which could negatively affect our business or result in losses;

·                  our strategies for mitigating risks arising from our day-to-day operations may prove ineffective resulting in a material adverse effect on our results of operations and financial condition;

Financial environment

·                  interest rate fluctuations and sustained periods of low interest rates could negatively affect our interest earnings and spread income, or otherwise impact our business;

·                  our investments are subject to market and credit risks, which could be heightened during periods of extreme volatility or disruption in financial and credit markets;

·                  equity market volatility could negatively impact our business;

·                  our use of derivative financial instruments within our risk management strategy may not be effective or sufficient;

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

·                  difficult general economic conditions could materially adversely affect our business and results of operations;

·                  we may be required to establish a valuation allowance against our deferred tax assets, which could materially adversely affect our results of operations, financial condition, and capital position;

·                  we could be adversely affected by an inability to access our credit facility;

·                  we could be adversely affected by an inability to access FHLB lending;

·                  our financial condition or results of operations could be adversely impacted if our assumptions regarding the fair value and future performance of our investments differ from actual experience;

·                  the amount of statutory capital that we have and the amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet other requirements can vary significantly from time to time and is sensitive to a number of factors outside of our control;

Industry

·                  we are highly regulated, are subject to numerous legal restrictions and regulations, and are subject to audits, examinations and actions by regulators and law enforcement agencies;

·                  changes to tax law or interpretations of existing tax law could adversely affect our ability to compete with non-insurance products or reduce the demand for certain insurance products;

·                  financial services companies are frequently the targets of legal proceedings, including class action litigation, which could result in substantial judgments;

·                  companies in the financial services industry in particular are sometimes the target of law enforcement investigations and the focus of increased regulatory scrutiny;

·                  new accounting rules, changes to existing accounting rules, or the grant of permitted accounting practices to competitors could negatively impact us;

·                  use of reinsurance introduces variability in our statements of income;

·                  our reinsurers could fail to meet assumed obligations, increase rates, or be subject to adverse developments that could affect us;

·                  our policy claims fluctuate from period to period resulting in earnings volatility;

Competition

·                  we operate in a mature, highly competitive industry, which could limit our ability to gain or maintain our position in the industry and negatively affect profitability;

·                  our ability to maintain competitive unit costs is dependent upon the level of new sales and persistency of existing business; and

·                  we may not be able to protect our intellectual property and may be subject to infringement claims.

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

RESULTS OF OPERATIONS

We use the same accounting policies and procedures to measure segment operating income (loss) and assets as we use to measure consolidated net income and assets. Segment operating income (loss) is income before income tax, excluding realized gains and losses on investments and derivatives net of the amortization related to deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and benefits and settlement expenses. Operating earnings exclude changes in the guaranteed minimum withdrawal benefits (“GMWB”) embedded derivatives (excluding the portion attributed to economic cost), realized and unrealized gains (losses) on derivatives used to hedge the VA product, actual GMWB incurred claims and the related amortization of DAC attributed to each of these items.

Segment operating income (loss) represents the basis on which the performance of our business is internally assessed by management. Premiums and policy fees, other income, benefits and settlement expenses, and amortization of DAC/VOBA are attributed directly to each operating segment. Net investment income is allocated based on directly related assets required for transacting the business of that segment. Realized investment gains (losses) and other operating expenses are allocated to the segments in a manner that most appropriately reflects the operations of that segment. During the three month period ended September 30, 2013, we began allocating realized gains and losses to certain of our segments to better reflect the economics of the investments supporting those segments. This change had no impact to segment operating income. Investments and other assets are allocated based on statutory policy liabilities net of associated statutory policy assets, while DAC/VOBA and goodwill are shown in the segments to which they are attributable.

However, segment operating income (loss) should not be viewed as a substitute for accounting principles generally accepted in the United States of America (“GAAP”) net income. In addition, our segment operating income (loss) measures may not be comparable to similarly titled measures reported by other companies.

We periodically review and update as appropriate our key assumptions on products using the ASC Financial Services-Insurance Topic, including future mortality, expenses, lapses, premium persistency, benefit utilization, investment yields, interest spreads, and equity market returns. Changes to these assumptions result in adjustments which increase or decrease DAC amortization and/or benefits and expenses. The periodic review and updating of assumptions is referred to as “unlocking”. When referring to DAC amortization or unlocking on products covered under the ASC Financial Services-Insurance Topic, the reference is to changes in all balance sheet components amortized over estimated gross profits.

The following table presents a summary of results and reconciles segment operating income (loss) to consolidated net income:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Segment Operating Income (Loss)
Life Marketing	$28,158	$27,885	1.0%	$75,505	$87,678	(13.9)%
Acquisitions	29,429	46,155	(36.2)	93,241	128,869	(27.6)
Annuities	43,825	9,041	n/m	120,260	72,864	65.0
Stable Value Products	19,206	13,050	47.2	59,514	41,654	42.9
Asset Protection	5,365	2,825	89.9	15,347	10,171	50.9
Corporate and Other	(17,856)	(5,968)	n/m	(45,793)	(959)	n/m
Total segment operating income	108,127	92,988	16.3	318,074	340,277	(6.5)
Realized investment gains (losses) - investments(1)	(31,968)	120,723		(140,299)	193,649
Realized investment gains (losses) - derivatives	37,196	(107,022)		124,321	(169,104)
Income tax expense	(37,107)	(35,778)		(98,966)	(116,428)
Net Income	$76,248	$70,911	7.5	$203,130	$248,394	(18.2)

Investment gains (losses)(2)	$(27,949)	$113,977		$(151,006)	$185,301
Less: amortization related to DAC/VOBA benefits and settlement expenses	4,019	(6,746)		(10,707)	(8,348)
Realized investment gains (losses) - investments	$(31,968)	$120,723		$(140,299)	$193,649

Derivative gains (losses) (3)	$32,212	$(116,663)		$102,410	$(194,340)
Less: VA GMWB economic cost	(4,984)	(9,641)		(21,911)	(25,236)
Realized investment gains (losses) - derivatives	$37,196	$(107,022)		$124,321	$(169,104)

(1)

Includes credit related other-than-temporary impairments of $8.7 million and $17.3 million for the three and nine months ended September 30, 2013, respectively, and $8.5 million and $40.5 million for the three and nine months ended September 30, 2012, respectively.

(2)	Includes realized investment gains (losses) before related amortization.
(3)	Includes realized gains (losses) on derivatives before the VA GMWB economic cost.

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Net income for the three months ended September 30, 2013, included a $15.1 million, or 16.3%, increase in segment operating income. The increase consisted of a $34.8 million increase in the Annuities segment, a $6.2 million increase in the Stable Value Products segment, a $2.5 million increase in the Asset Protection segment and a $0.3 million increase in the Life Marketing segment. These increases were partially offset by a $16.7 million decrease in the Acquisitions segment and a $11.9 million decrease in the Corporate and Other segment.

We experienced net realized gains of $4.3 million for the three months ended September 30, 2013, as compared to net realized losses of $2.7 million for the three months ended September 30, 2012. The gains realized for the three months ended September 30, 2013, were primarily related to $10.5 million of gains related to investment securities sale activity, net gains of $3.3 million of derivatives related to variable annuity contracts, and $4.1 million of gains related to the net activity of the modified coinsurance portfolio. Partially offsetting these gains were $8.7 million for other-than-temporary impairment credit-related losses and a $5.0 million loss related to other investment and derivative activity.

·                  Life Marketing segment operating income was $28.2 million for the three months ended September 30, 2013, representing an increase of $0.3 million, or 1.0%, from the three months ended September 30, 2012. The increase was primarily due to favorable prospective unlocking and higher investment income due to growth. The segment recorded a favorable $2.4 million of prospective unlocking for the three months ended September 30, 2013, as compared to an unfavorable $5.5 million for the three months ended September 30, 2012. These items were partially offset by less favorable traditional and universal life mortality and an increase in non-deferred expenses resulting from slightly higher sales.

·                  Acquisitions segment operating income was $29.4 million for the three months ended September 30, 2013, a decrease of $16.7 million, or 36.2%, as compared to the three months ended September 30, 2012. This variance is largely attributable to unfavorable prospective unlocking of $4.2 million during the third quarter of 2013, compared to favorable prospective unlocking of $4.5 million in 2012. The remainder of the variance was caused primarily by less favorable mortality, lower spread income and the expected runoff of business.

·                  Annuities segment operating income was $43.8 million for the three months ended September 30, 2013, as compared to $9.0 million for the three months ended September 30, 2012, an increase of $34.8 million. This variance included a favorable change of $28.2 million in unlocking and higher other income in the VA line. These were offset by lower net premiums and policy fees due to an increase in ceded policy fees, as well as an unfavorable change in net investment income, resulting from a decrease in fixed annuity account balances.

·                  Stable Value Products segment operating income was $19.2 million and increased $6.2 million, or 47.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the three months ended September 30, 2013 was $2.4 million compared to $0.1 million for the three months ended September 30, 2012.  The adjusted operating spread, which excludes participating income, increased by 69 basis points for the three months ended September 30, 2013 over the prior year, due primarily to a decline in credited interest.

·                  Asset Protection segment operating income was $5.4 million, representing an increase of $2.5 million, or 89.9%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Credit insurance earnings increased $1.7 million, primarily resulting from lower losses. Service contract earnings increased $0.8 million, primarily due to higher volume and lower general and administrative expenses. Earnings from the GAP product were consistent with the prior year.

·                  Corporate and Other segment operating loss was $17.9 million for the three months ended September 30, 2013, as compared to an operating loss of $6.0 million for the three months ended September 30, 2012. The decrease resulted primarily from a decline in net investment income as compared to the three months ended September 30, 2012. The decrease in net investment income was primarily driven by a $4.9 million unfavorable variance related to income on called securities and a $2.1 million decrease related to a portfolio of securities designated for trading as compared to the three months ended September 30, 2012.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Net income for the nine months ended September 30, 2013, included a $22.2 million, or 6.5%, decrease in segment operating income. The decrease consisted of a $44.8 million decrease in the Corporate and Other segment, a $35.6 million decrease in the Acquisitions segment, and a $12.2 million decrease in the Life Marketing segment. These decreases were partially offset by a $47.4 million increase in the Annuities segment, a $17.9 million increase in the Stable Value Products segment, and a $5.2 million increase in the Asset Protection segment.

We experienced net realized losses of $48.6 million for the nine months ended September 30, 2013, as compared to net realized losses of $9.0 million for the nine months ended September 30, 2012. The losses realized for the nine months ended September 30, 2013, were primarily related to $17.3 million for other-than-temporary impairment credit-related losses, net losses of $77.5 million of derivatives related to variable annuity contracts, and a $25.2 million loss related to other investment and derivative activity.  Partially offsetting these losses were $44.5 million of gains related to investment securities sale activity, $3.0 million of gains on interest rate caps and swaps, and $23.9 million of gains related to the net activity of the modified coinsurance portfolio.

·                  Life Marketing segment operating income was $75.5 million for the nine months ended September 30, 2013, representing a decrease of $12.2 million, or 13.9%, from the nine months ended September 30, 2012. The decrease was primarily due to less favorable traditional and universal life mortality, a $4.2 million reinsurance accrual established in the second quarter of 2013, and an increase in non-deferred expenses resulting from higher sales. This decrease was partially offset by higher investment income due to an increase in reserves and favorable prospective unlocking. The segment recorded a favorable $2.4 million of prospective unlocking for the nine months ended September 30, 2013, as compared to an unfavorable $5.5 million for the nine months ended September 30, 2012.

·                  Acquisitions segment operating income was $93.2 million for the nine months ended September 30, 2013, a decrease of $35.6 million, or 27.6%, as compared to the nine months ended September 30, 2012. This variance is primarily attributable to an unfavorable mortality variance, unfavorable change in prospective unlocking, lower spread income, and the expected runoff of business.

·                  Annuities segment operating income was $120.3 million for the nine months ended September 30, 2013, as compared to $72.9 million for the nine months ended September 30, 2012, an increase of $47.4 million, or 65.0%. This variance included a favorable change of $35.2 million in unlocking and higher other income in the VA line. These were offset by lower net premiums and policy fees due to an increase in ceded policy fees, as well as an unfavorable change in net investment income, resulting from a decrease in fixed annuity account balances.

·                  Stable Value Products segment operating income was $59.5 million and increased $17.9 million, or 42.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the nine months ended September 30, 2013 was $9.5 million compared to $2.6 million for the nine months ended September 30, 2012.  The adjusted operating spread, which excludes participating income, increased by 71 basis points for the nine months ended September 30, 2013 over the prior year, due primarily to a decline in credited interest.

·                  Asset Protection segment operating income was $15.3 million, representing an increase of $5.2 million, or 50.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Credit insurance earnings increased $4.0 million primarily due to $2.6 million in litigation costs incurred in 2012 and lower losses and expenses in 2013. Service contract earnings increased $1.0 million, or 20.9%, and GAP earnings increased $0.2 million, or 2.5%.  The increases in these product lines were primarily related to lower general and administrative expenses, somewhat offset by higher loss ratios.

·                  Corporate and Other segment operating loss was $45.8 million for the nine months ended September 30, 2013, as compared to an operating loss of $1.0 million for the nine months ended September 30, 2012. The decrease was primarily the result of a $28.1 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the nine months ended September 30, 2013, $1.3 million of pre-tax gains were generated from the repurchase on non-recourse funding obligations as compared to $29.3 million of pre-tax gains for the nine months ended September 30, 2012. In addition, the decrease was driven by lower core investment income and higher other operating expenses as compared to the nine months ended September 30, 2012.

Life Marketing

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$356,809	$379,207	(5.9)%	$1,217,852	$1,164,969	4.5%
Reinsurance ceded	(145,075)	(190,099)	23.7	(607,917)	(592,657)	(2.6)
Net premiums and policy fees	211,734	189,108	12.0	609,935	572,312	6.6
Net investment income	129,827	123,628	5.0	386,891	363,894	6.3
Other income	1,130	434	n/m	2,093	2,714	(22.9)
Total operating revenues	342,691	313,170	9.4	998,919	938,920	6.4
Realized gains (losses) - investments	3,603	—		3,603	—
Total revenues	346,294	313,170		1,002,522	938,920
BENEFITS AND EXPENSES
Benefits and settlement expenses	330,156	305,281	8.1	866,995	811,369	6.9
Amortization of deferred policy acquisition costs	(24,284)	(26,464)	(8.2)	16,804	15,584	7.8
Other operating expenses	8,661	6,468	33.9	39,615	24,289	63.1
Operating benefits and expenses	314,533	285,285		923,414	851,242
Amortization related to benefits and settlement expenses	483	—		483	—
Amortization of DAC related to realized gains (losses)- investments	819	—		819	—
Total benefits and expenses	315,835	285,285	10.7	924,716	851,242	8.6
INCOME BEFORE INCOME TAX	30,459	27,885	9.2	77,806	87,678	(11.3)
Less: realized gains (losses)	3,603	—		3,603	—
Less: amortization related to benefits and settlement expenses	(483)	—		(483)	—
Less: related amortization of DAC	(819)	—		(819)	—
OPERATING INCOME	$28,158	$27,885	1.0	$75,505	$87,678	(13.9)

The following table summarizes key data for the Life Marketing segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales By Product
Traditional	$390	$326	19.6%	$1,091	$920	18.6%
Universal life	32,261	30,779	4.8	123,437	75,883	62.7
BOLI	—	33	n/m	—	2,754	n/m
	$32,651	$31,138	4.9	$124,528	$79,557	56.5
Sales By Distribution Channel
Independent agents	$23,395	$18,373	27.3	$86,040	$47,131	82.6
Stockbrokers / banks	8,608	12,315	(30.1)	36,831	28,482	29.3
BOLI / other	648	450	44.0	1,657	3,944	(58.0)
	$32,651	$31,138	4.9	$124,528	$79,557	56.5
Average Life Insurance In-force(1)
Traditional	$423,831,748	$449,416,242	(5.7)	$430,538,542	$455,635,914	(5.5)
Universal life	109,933,560	79,452,404	38.4	100,813,147	76,678,629	31.5
	$533,765,308	$528,868,646	0.9	$531,351,689	$532,314,543	(0.2)
Average Account Values
Universal life	$7,003,612	$6,466,699	8.3	$6,865,081	$6,398,672	7.3
Variable universal life	468,595	388,002	20.8	440,238	379,947	15.9
	$7,472,207	$6,854,701	9.0	$7,305,319	$6,778,619	7.8

(1)	Amounts are not adjusted for reinsurance ceded.

Operating expenses detail

Other operating expenses for the segment were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Insurance companies
First year commissions	$39,163	$32,829	19.3%	$135,314	$80,039	69.1%
Renewal commissions	8,238	8,128	1.4	25,426	25,783	(1.4)
First year ceding allowances	(939)	(1,084)	13.4	(3,034)	(3,107)	2.3
Renewal ceding allowances	(40,322)	(39,102)	(3.1)	(120,393)	(117,474)	(2.5)
General & administrative	41,005	33,608	22.0	130,001	104,256	24.7
Taxes, licenses, and fees	8,152	8,536	(4.5)	28,665	25,626	11.9
Other operating expenses incurred	55,297	42,915	28.9	195,979	115,123	70.2
Less: commissions, allowances & expenses capitalized	(46,636)	(36,447)	28.0	(156,364)	(90,834)	72.1
Other operating expenses	$8,661	$6,468	33.9	$39,615	$24,289	63.1

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Segment operating income

Operating income was $28.2 million for the three months ended September 30, 2013, representing an increase of $0.3 million, or 1.0%, from the three months ended September 30, 2012. The increase was primarily due to favorable prospective unlocking and higher investment income due to growth.  The segment recorded a favorable $2.4 million of prospective unlocking for the three months ended September 30, 2013, as compared to an unfavorable $5.5 million for the three months ended September 30, 2012. These items were partially offset by less favorable traditional and universal life mortality and an increase in non-deferred expenses resulting from slightly higher sales.

Operating revenues

Total operating revenues for the three months ended September 30, 2013, increased $29.5 million, or 9.4%, as compared to the three months ended September 30, 2012. This increase was driven by higher net premiums and policy fees due to lower reinsurance ceded resulting from non-recurring activity on a block of term business reaching the end of its post level premium period, investment income due to increases in net in force reserves, and other income due to favorable fluctuations in variable universal life marketing allowances.

Net premiums and policy fees

Net premiums and policy fees increased by $22.6 million, or 12.0%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to an increase in premiums and policy fees associated with decreases in the ceded reinsurance on traditional life premiums resulting from non-recurring activity on a block of term business reaching the end of its post level premium period, partially offset by increased sales in universal life business.

Net investment income

Net investment income in the segment increased $6.2 million, or 5.0%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Of the increase in net investment income, $4.3 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $1.7 million.

Other income

Other income increased $0.7 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to favorable fluctuations in variable universal life marketing allowances.

Benefits and settlement expenses

Benefits and settlement expenses increased by $24.9 million, or 8.1%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to growth in retained universal life insurance in-force, an increase in reserves resulting from new sales, higher credited interest on universal life products resulting from increases in account values, and less favorable mortality in the traditional and universal life blocks. In the third quarter of 2013, UL and BOLI unlocking increased policy benefits and settlement expenses $41.2 million as compared to an increase of $54.4 million in the third quarter of 2012. Unlocking in 2013 was largely driven by assumption changes to reinsurance, lapses, yield, and credited interest. Lapses, yield, and credited interest mainly contributed to the unlocking in 2012.

Amortization of DAC

DAC amortization increased $2.2 million, or 8.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to less favorable unlocking and the impact of fluctuations in reinsurance premiums, which were offset in the associated reserves within benefits and settlement expenses. In the third quarter of 2012, UL and BOLI unlocking decreased amortization by $49.5 million, largely driven by assumption changes to lapses, yield, and credited interest on fund value. In the third quarter of 2013, UL and BOLI unlocking decreased amortization $40.3 million, which is offset by the $41.2 million increase in policy benefits and settlement expenses noted above.

Other operating expenses

Other operating expenses increased $2.2 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This increase reflects higher new business acquisition costs associated with slightly higher sales, higher general administrative expenses, and a $0.7 million increase in interest expense associated with reserve financing costs.

Sales

Sales for the segment increased $1.5 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to more competitive product positioning.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Segment operating income

Operating income was $75.5 million for the nine months ended September 30, 2013, representing a decrease of $12.2 million, or 13.9%, from the nine months ended September 30, 2012. The decrease was primarily due to less favorable traditional and universal life mortality, a $4.2 million reinsurance accrual established in the second quarter of 2013, and an increase in non-deferred expenses resulting from higher sales. This decrease was partially offset by higher investment income due to an increase in reserves and favorable prospective unlocking. The segment recorded a favorable $2.4 million of prospective unlocking for the nine months ended September 30, 2013, as compared to an unfavorable $5.5 million for the nine months ended September 30, 2012.

Operating revenues

Total operating revenues for the nine months ended September 30, 2013, increased $60.0 million, or 6.4%, as compared to the nine months ended September 30, 2012. This increase was driven by higher premiums and policy fees due to increased sales along with higher investment income due to increases in net in force reserves.

Net premiums and policy fees

Net premiums and policy fees increased by $37.6 million, or 6.6%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to an increase in premiums and policy fees associated with increased sales in universal life business, partially offset by decreases in traditional life premiums.

Net investment income

Net investment income in the segment increased $23.0 million, or 6.3%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Of the increase in net investment income, $15.0 million was the result of a net increase in universal life reserves. Additionally, traditional life investment income increased $7.4 million.

Other income

Other income decreased $0.6 million, or 22.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to unfavorable fluctuations in variable universal life marketing allowances.

Benefits and settlement expenses

Benefits and settlement expenses increased by $55.6 million, or 6.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to growth in retained universal life insurance in-force, higher credited interest on universal life products, and less favorable mortality in the traditional and universal life block. For the nine months ended September 30, 2013, UL and BOLI unlocking increased policy benefits and settlement expenses $42.8 million as compared to an increase of $74.0 million for the nine months ended September 30, 2012. Unlocking in 2013 was largely driven by assumption changes to reinsurance, lapses, yield, and credited interest. Lapses, yield, and credited interest mainly contributed to the unlocking in 2012.

Amortization of DAC

DAC amortization increased $1.2 million, or 7.8%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to differing impacts of unlocking. In 2013, UL and BOLI unlocking decreased amortization $42.6 million, as compared to a decrease of $46.6 million in 2012.

Other operating expenses

Other operating expenses increased $15.3 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This increase reflects higher new business acquisition costs associated with higher sales, higher general administrative expenses, and a $3.5 million increase in interest expense associated with reserve financing costs.

Sales

Sales for the segment increased $45.0 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Universal life sales increased $47.6 million due to more competitive product positioning. BOLI sales decreased by $2.8 million due to less favorable product positioning.

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

Impact of reinsurance

Reinsurance impacted the Life Marketing segment line items as shown in the following table:

Life Marketing Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(145,075)	$(190,099)	$(607,917)	$(592,657)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(121,278)	(186,086)	(596,141)	(593,679)
Amortization of deferred policy acquisition costs	(9,279)	1,886	(33,717)	(26,130)
Other operating expenses (1)	(35,227)	(33,191)	(101,592)	(98,754)
Total benefits and expenses	(165,784)	(217,391)	(731,450)	(718,563)

NET IMPACT OF REINSURANCE (2)	$20,709	$27,292	$123,533	$125,906

Allowances received	$(41,261)	$(40,186)	$(120,427)	$(120,580)
Less: Amount deferred	6,034	6,995	18,835	21,826
Allowances recognized (ceded other operating expenses) (1)	$(35,227)	$(33,191)	$(101,592)	$(98,754)

(1)	Other operating expenses ceded per the income statement are equal to reinsurance allowances recognized after capitalization.
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

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

The lower ceded premiums for 2013 as compared to 2012 were caused primarily by lower ceded traditional life premiums of $51.7 million slightly offset by higher universal life premiums and policy fees of $7.1 million. Ceded traditional premiums for the three months ended September 30, 2013, decreased from the three months ended September 30, 2012, as a large number of policies reached their post level premium period in the second quarter of 2013 and subsequently lapsed in the third quarter of 2013. This was offset by increases in ceded premium reserves included in the benefits and settlement expenses line.

Ceded benefits and settlement expenses were lower for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to decreases in ceded reserves partially offset by higher ceded claims. Traditional ceded benefits decreased $39.1 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to an decrease in ceded reserves largely due to a large number of policies that reached their post level period in the second quarter of 2013 and subsequently lapsed in the third quarter of 2013, slightly offset by an increase in ceded death benefits. Universal life ceded benefits decreased $25.6 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to lower ceded claims and a decrease in ceded reserves. Ceded universal life claims were $4.7 million lower for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Ceded amortization of deferred policy acquisitions costs increased for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional line reflecting runoff of business and increased in the universal life line reflecting the allowance pattern on older business and changes in the mix of business.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

The higher ceded premiums for 2013 as compared to 2012 were caused primarily by higher universal life premiums and policy fees of $31.9 million, partially offset by lower traditional life premiums of $15.4 million.

Ceded benefits and settlement expenses were higher for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to higher ceded claims, largely offset by decreases in ceded reserves. Traditional ceded benefits decreased $7.2 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to a decrease in ceded reserves, partially offset by an increase in ceded death benefits. Universal life ceded benefits increased $9.2 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to an increase in ceded reserves primarily due to new business and higher ceded claims, partially offset by a decrease in ceded reserves. Ceded universal life claims were $19.6 million higher for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Ceded amortization of deferred policy acquisitions costs increased for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the differences in unlocking between the two periods.

Ceded other operating expenses reflect the impact of reinsurance allowances on net income. Allowances decreased in the traditional line reflecting runoff of business and increased in the universal life line reflecting the allowance pattern on older business and changes in the mix of business.

Acquisitions

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$194,379	$207,305	(6.2)%	$611,299	$635,135	(3.8)%
Reinsurance ceded	(92,970)	(99,496)	6.6	(292,229)	(282,441)	(3.5)
Net premiums and policy fees	101,409	107,809	(5.9)	319,070	352,694	(9.5)
Net investment income	133,695	136,466	(2.0)	403,050	413,279	(2.5)
Other income	1,004	1,397	(28.1)	3,033	5,216	(41.9)
Total operating revenues	236,108	245,672	(3.9)	725,153	771,189	(6.0)
Realized gains (losses) - investments	(24,992)	107,500		(163,726)	180,150
Realized gains (losses) - derivatives	28,951	(101,622)		190,820	(138,984)
Total revenues	240,067	251,550		752,247	812,355
BENEFITS AND EXPENSES
Benefits and settlement expenses	173,423	169,441	2.4	530,773	544,102	(2.4)
Amortization of value of business acquired	18,030	17,707	1.8	54,904	58,614	(6.3)
Other operating expenses	15,226	12,369	23.1	46,235	39,604	16.7
Operating benefits and expenses	206,679	199,517	3.6	631,912	642,320	(1.6)
Amortization related to benefits and settlement expenses	104	—		104	—
Amortization of VOBA related to realized gains (losses) - investments	398	109		1,514	284
Total benefits and expenses	207,181	199,626	3.8	633,530	642,604	(1.4)
INCOME BEFORE INCOME TAX	32,886	51,924	(36.7)	118,717	169,751	(30.1)
Less: realized gains (losses)	3,959	5,878		27,094	41,166
Less: amortization related to benefits and settlement expenses	(104)	—		(104)	—
Less: related amortization of VOBA	(398)	(109)		(1,514)	(284)
OPERATING INCOME	$29,429	$46,155	(36.2)	$93,241	$128,869	(27.6)

The following table summarizes key data for the Acquisitions segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Average Life Insurance In-Force(1)
Traditional	$166,134,343	$178,243,697	(6.8)%	$169,083,110	$181,097,908	(6.6)%
Universal life	27,475,762	29,742,721	(7.6)	28,050,853	30,701,371	(8.6)
	$193,610,105	$207,986,418	(6.9)	$197,133,963	$211,799,279	(6.9)
Average Account Values
Universal life	$3,318,872	$3,394,323	(2.2)	$3,338,832	$3,432,776	(2.7)
Fixed annuity(2)	3,018,382	3,170,656	(4.8)	3,048,919	3,207,014	(4.9)
Variable annuity	577,578	586,294	(1.5)	576,569	601,130	(4.1)
	$6,914,832	$7,151,273	(3.3)	$6,964,320	$7,240,920	(3.8)
Interest Spread - UL & Fixed Annuities
Net investment income yield (3)	5.73%	5.92%		5.70%	5.88%
Interest credited to policyholders	4.02	4.20		3.99	4.18
Interest spread	1.71%	1.72%		1.71%	1.70%

(1) Amounts are not adjusted for reinsurance ceded.

(2) Includes general account balances held within variable annuity products and is net of coinsurance ceded.

(3) Earned rates exclude portfolios supporting modified coinsurance and crediting rates exclude 100% cessions.

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Segment operating income

Operating income was $29.4 million for the three months ended September 30, 2013, a decrease of $16.7 million, or 36.2%, as compared to the three months ended September 30, 2012. This variance is largely attributable to unfavorable prospective unlocking of $4.2 million during the third quarter of 2013, compared to favorable prospective unlocking of $4.5 million in 2012. The remainder of the variance was caused primarily by less favorable mortality, lower spread income and the expected runoff of business.

Operating revenues

Net premiums and policy fees decreased $6.4 million, or 5.9%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to the expected runoff of business. Net investment income decreased $2.8 million, or 2.0%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, due to the expected runoff of business, implementation of reserve financing, and lower yields.

Total benefits and expenses

Total benefits and expenses increased $7.6 million, or 3.8%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase was due to increases in operating expenses and an increase in prospective unlocking partly offset by the expected runoff of the blocks.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Segment operating income

Operating income was $93.2 million for the nine months ended September 30, 2013, a decrease of $35.6 million, or 27.6%, as compared to the nine months ended September 30, 2012. This variance is primarily attributable to an unfavorable mortality variance, unfavorable change in prospective unlocking, lower spread income, and the expected runoff of business.

Operating revenues

Net premiums and policy fees decreased $33.6 million, or 9.5%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to the impact of a reinsurance recapture on 2012 results, additional reinsurance in 2013, and the expected runoff of business. Net investment income decreased $10.2 million, or 2.5%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, due to the expected runoff of business, implementation of reserve financing, and lower yields.

Total benefits and expenses

Total benefits and expenses decreased $9.1 million, or 1.4%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease was due to the impact of a reinsurance recapture on 2012 results, additional reinsurance in 2013, and the expected runoff of the in-force business, partially offset by higher mortality, interest and an unfavorable change in the impact of prospective unlocking.

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

Impact of reinsurance

Reinsurance impacted the Acquisitions segment line items as shown in the following table:

Acquisitions Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(92,970)	$(99,496)	$(292,229)	$(282,441)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(65,336)	(88,443)	(238,789)	(234,846)
Amortization of deferred policy acquisition costs	(2,718)	1,993	(7,307)	(8,510)
Other operating expenses	(12,014)	(13,486)	(36,460)	(40,511)
Total benefits and expenses	(80,068)	(99,936)	(282,556)	(283,867)

NET IMPACT OF REINSURANCE (1)	$(12,902)	$440	$(9,673)	$1,426

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

The net impact of reinsurance is less favorable by $13.3 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to changes in estimates on a block of universal life insurance, lower ceded claims, and implementation of a new reinsurance treaty in 2013.

The net impact of reinsurance is less favorable by $11.1 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to changes in estimates on a block of universal life insurance, lower ceded claims, the implementation of a new reinsurance treaty in 2013, and a recapture in 2012.

Annuities

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$34,870	$24,870	40.2%	$96,387	$70,050	37.6%
Reinsurance ceded	(17,582)	(5)	n/m	(34,361)	(25)	n/m
Net premiums and policy fees	17,288	24,865	(30.5)	62,026	70,025	(11.4)
Net investment income	116,702	123,933	(5.8)	352,050	374,075	(5.9)
Realized gains (losses) - derivatives	(4,984)	(9,641)	48.3	(21,911)	(25,236)	13.2
Other income	32,589	21,824	49.3	88,760	57,967	53.1
Total operating revenues	161,595	160,981	0.4	480,925	476,831	0.9
Realized gains (losses) - investments	236	2,475		10,227	27,861
Realized gains (losses) - derivatives, net of economic cost	8,234	(22,893)		(55,672)	(43,870)
Total revenues	170,065	140,563	21.0	435,480	460,822	(5.5)
BENEFITS AND EXPENSES
Benefits and settlement expenses	80,723	107,253	(24.7)	242,711	286,107	(15.2)
Amortization of deferred policy acquisition costs and value of business acquired	11,744	19,022	(38.3)	35,830	44,077	(18.7)
Other operating expenses	25,303	25,665	(1.4)	82,124	73,783	11.3
Operating benefits and expenses	117,770	151,940	(22.5)	360,665	403,967	(10.7)
Amortization related to benefits and settlement expenses	(2,276)	(1,124)		(3,132)	(268)
Amortization of DAC related to realized gains (losses) - investments	4,491	(5,731)		(10,495)	(8,364)
Total benefits and expenses	119,985	145,085	(17.3)	347,038	395,335	(12.2)
INCOME (LOSS) BEFORE INCOME TAX	50,080	(4,522)	n/m	88,442	65,487	35.1
Less: realized gains (losses) - investments	236	2,475		10,227	27,861
Less: realized gains (losses) - derivatives, net of economic cost	8,234	(22,893)		(55,672)	(43,870)
Less: amortization related to benefits and settlement expenses	2,276	1,124		3,132	268
Less: related amortization of DAC	(4,491)	5,731		10,495	8,364
OPERATING INCOME	$43,825	$9,041	n/m	$120,260	$72,864	65.0

The following table summarizes key data for the Annuities segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Fixed annuity	$180,714	$152,168	18.8%	$434,165	$461,045	(5.8)%
Variable annuity	357,484	761,011	(53.0)	1,656,066	2,001,757	(17.3)
	$538,198	$913,179	(41.1)	$2,090,231	$2,462,802	(15.1)
Average Account Values
Fixed annuity(1)	$8,214,702	$8,534,232	(3.7)	$8,251,504	$8,580,245	(3.8)
Variable annuity	10,989,161	7,809,542	40.7	10,354,702	7,193,618	43.9
	$19,203,863	$16,343,774	17.5	$18,606,206	$15,773,863	18.0
Interest Spread - Fixed Annuities(2)
Net investment income yield	5.80%	5.76%		5.60%	5.75%
Interest credited to policyholders	3.63	3.82		3.58	3.89
Interest spread	2.17%	1.94%		2.02%	1.86%

(1)        Includes general account balances held within variable annuity products.

(2)        Interest spread on average general account values.

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives related to variable annuity and FIA contracts:
Interest rate futures - VA	$(2,255)	$(3,371)	$1,116	$(26,393)	$32,419	$(58,812)
Equity futures - VA	(12,568)	(17,324)	4,756	(39,829)	(42,643)	2,814
Currency futures - VA	(6,531)	(3,078)	(3,453)	1,440	(2,298)	3,738
Volatility futures - VA	—	—	—	—	(132)	132
Variance swaps - VA	(1,347)	(5,840)	4,493	(9,566)	(6,660)	(2,906)
Equity options - VA	(29,094)	(9,184)	(19,910)	(65,631)	(29,903)	(35,728)
Interest rate swaptions - VA	1,725	(3,019)	4,744	(738)	2,293	(3,031)
Interest rate swaps - VA	(19,224)	6,361	(25,585)	(125,502)	10,187	(135,689)
Embedded derivative - GMWB(1)	40,379	2,921	37,458	146,693	(32,369)	179,062
Funds withheld derivative	32,207	—	32,207	42,045	—	42,045
Total derivatives related to variable annuity contracts	$3,292	$(32,534)	$35,826	$(77,481)	$(69,106)	$(8,375)
Economic cost(2)	4,984	9,641	(4,657)	21,911	25,236	(3,325)
Derivative - FIA	(42)	—	(42)	(102)	—	(102)
Realized gains (losses) - derivatives, net of economic cost	$8,234	$(22,893)	$31,127	$(55,672)	$(43,870)	$(11,802)

(1)             Includes impact of nonperformance risk of $(2.4) million and $(4.3) million for the three and nine months ended September 30, 2013 and and $(29.8) million and $(44.6) million for the three and nine months ended September 30, 2012, respectively.

(2)             Economic cost is the long-term expected average cost of providing the product benefit over the life of the policy based on product pricing assumptions. These include assumptions about the economic/market environment, and elective and non-elective policy owner behavior (e.g. lapses, withdrawal timing, mortality, etc.).

	As of
	September 30, 2013	December 31, 2012	Change
	(Dollars In Thousands)
GMDB - Net amount at risk(1)	$90,690	$129,309	(29.9)%
GMDB Reserves	14,553	19,316	(24.7)
GMWB and GMAB Reserves	(77,835)	169,269	n/m
Account value subject to GMWB rider	9,029,440	7,165,375	26.0
GMWB Benefit Base	8,312,176	6,888,471	20.7
GMAB Benefit Base	5,362	5,565	(3.6)
S&P 500® Index	1,682	1,426	12.6

(1) Guaranteed benefits in excess of contract holder account balance.

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Segment operating income

Segment operating income was $43.8 million for the three months ended September 30, 2013, as compared to $9.0 million for the three months ended September 30, 2012, an increase of $34.8 million. This variance included a favorable change of $28.2 million in unlocking and higher other income in the VA line. These were offset by lower net premiums and policy fees due to an increase in ceded policy fees, as well as an unfavorable change in net investment income, resulting from a decrease in fixed annuity account balances.

Operating revenues

Segment operating revenues increased $0.6 million, or 0.4%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to an increase in other income from the VA line of business. Those increases were offset by increased ceded policy fees and lower investment income related to fixed annuity contracts. Average fixed account balances decreased 2.5% and average variable account balances grew 40.7% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $26.5 million, or 24.7%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. This decrease was primarily the result of lower credited interest, lower realized losses in the fixed market value adjusted (“MVA”) annuities line, lower unearned premium reserve amortization, and a $13.0 million favorable change in unlocking.

Amortization of DAC

The decrease in DAC amortization for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to a favorable change in unlocking. DAC unlocking for the three months ended September 30, 2013 was $4.4 million favorable as compared to $10.8 million unfavorable unlocking for the three months ended September 30, 2012.

Other operating expenses

Other operating expenses decreased $0.4 million, or 1.4%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease is due to reduced maintenance expenses and acquisition expenses attributable to lower sales. Partially offsetting these favorable changes were higher, non-deferred commissions associated with in-force contracts.

Sales

Total sales decreased $375.0 million, or 41.1%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Sales of variable annuities decreased $403.5 million, or 53.0% for the three months ended September 30, 2013, as compared to the three months September 30, 2012. Sales of fixed annuities increased by $28.5 million, or 18.8% for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, driven by an increase in fixed indexed annuity (FIA) sales that partially offset a decrease in single premium deferred annuity sales.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Segment operating income

Segment operating income was $120.3 million for the nine months ended September 30, 2013, as compared to $72.9 million for the nine months ended September 30, 2012, an increase of $47.4 million, or 65.0%. This variance included a favorable change of $35.2 million in unlocking and higher other income in the VA line. These were offset by lower net premiums and policy fees due to an increase in ceded policy fees, as well as an unfavorable change in net investment income, resulting from a decrease in fixed annuity account balances.

Operating revenues

Segment operating revenues increased $4.1 million, or 0.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to an increase in other income from the VA line of business. Those increases were offset by increased ceded policy fees and lower investment income. Average fixed account balances decreased 2.9% and average variable account balances grew 43.9% for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Benefits and settlement expenses

Benefits and settlement expenses decreased $43.4 million, or 15.2%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. This decrease was primarily the result of lower credited interest, lower realized losses in the MVA annuities line, lower unearned premium reserve amortization, and a $13.0 million favorable change in unlocking. These favorable changes were partially offset by a $10.9 million unfavorable change in the SPIA mortality results.

Amortization of DAC

The decrease in DAC amortization for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to a favorable change in unlocking partially offset by the growth in the business. DAC unlocking for the nine months ended September 30, 2013 was $9.6 million favorable as compared to $12.5 million unfavorable unlocking for the nine months ended September 30, 2012.

Other operating expenses

Other operating expenses increased $8.3 million, or 11.3%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is due to a guaranty fund allocation of $3.3 million and higher commissions and maintenance expenses related to growth of the business.

Sales

Total sales decreased $372.6 million, or 15.1%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Sales of variable annuities decreased $345.7 million, or 17.3% for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Sales of fixed annuities decreased by $26.9 million, or 5.8% for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, driven by a decrease in single premium deferred annuity sales that was partially offset by an increase in FIA sales.

Reinsurance

During the nine month period ended September 30, 2013, the Annuities segment began reinsuring certain risks associated with the GMWB and GMDB riders to Shades Creek, a subsidiary of PLC.  The cost of reinsurance to the segment is reflected in the chart shown below.  A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Impact of reinsurance

Reinsurance impacted the Annuities segment line items as shown in the following table:

Annuities Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(17,582)	$(5)	$(34,360)	$(25)
Realized gains (losses) - derivatives	10,798	—	21,381	—
Total operating revenues	(6,784)	(5)	(12,979)	(25)
Realized gains (losses) - derivatives, net of economic cost	(18,752)	—	(96,874)	—
Total revenues	(25,536)	(5)	(109,853)	(25)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(241)	—	(1,093)	—
Amortization of deferred policy acquisition costs	497	—	(1,834)	—
Other operating expenses	(561)	—	(1,128)	—
Operating benefits and expenses	(305)	—	(4,055)	—
Amortization of deferred policy acquisition costs related to realized gain (loss) investments	(4,074)	—	(25,160)	—
Total benefit and expenses	(4,379)	—	(29,215)	—

NET IMPACT OF REINSURANCE	$(21,157)	$(5)	$(80,638)	$(25)

The table above does not reflect the impact of reinsurance on our net investment income. The net investment income impact to us and the assuming company has been quantified and is immaterial. The Annuities segment’s reinsurance programs do not materially impact the “other income” line of our income statement.

The net impact of reinsurance is unfavorable by $21.2 million and $80.6 million for the three months and nine months ended September 30, 2013, respectively.  These impacts were primarily due to realized gains on derivatives that were ceded that were partially offset by favorable changes in DAC amortization.

Stable Value Products

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Net investment income	$29,478	$29,851	(1.2)%	$93,203	$97,209	(4.1)%
Other income	—	—	n/m	—	1	n/m
Total operating revenues	29,478	29,851	(1.2)	93,203	97,210	(4.1)
Realized gains (losses)	(4,271)	(2,918)	(46.4)	(1,468)	(836)	(75.6)
Total revenues	25,207	26,933	(6.4)	91,735	96,374	(4.8)
BENEFITS AND EXPENSES
Benefits and settlement expenses	9,639	16,002	(39.8)	31,925	53,180	(40.0)
Amortization of deferred policy acquisition costs	110	410	(73.2)	287	836	(65.7)
Other operating expenses	523	389	34.4	1,477	1,540	(4.1)
Total benefits and expenses	10,272	16,801	(38.9)	33,689	55,556	(39.4)
INCOME BEFORE INCOME TAX	14,935	10,132	47.4	58,046	40,818	42.2
Less: realized gains (losses)	(4,271)	(2,918)		(1,468)	(836)
OPERATING INCOME	$19,206	$13,050	47.2	$59,514	$41,654	42.9

The following table summarizes key data for the Stable Value Products segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)

Sales
GIC	$80,200	$101,954	(21.3)%	$397,504	$127,954	n/m %
GFA - Direct Institutional	—	45,000	n/m	—	221,500	n/m
	$80,200	$146,954	(45.4)	$397,504	$349,454	13.8

Average Account Values	$2,503,294	$2,591,485	(3.4)%	$2,529,382	$2,703,958	(6.5)%
Ending Account Values	$2,531,262	$2,328,237	8.7%	$2,531,262	$2,328,237	8.7%

Operating Spread
Net investment income yield	4.71%	4.61%		4.91%	4.79%
Interest credited	1.54	2.47		1.68	2.62
Operating expenses	0.10	0.13		0.09	0.12
Operating spread	3.07%	2.01%		3.14%	2.05%

Adjusted operating spread(1)	2.69%	2.00%		2.64%	1.93%

(1) Excludes participating mortgage loan income and bank loan fee income.

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Segment operating income

Operating income was $19.2 million and increased $6.2 million, or 47.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the three months ended September 30, 2013 was $2.4 million compared to $0.1 million for the three months ended September 30, 2012.  The adjusted operating spread, which excludes participating income, increased by 69 basis points for the three months ended September 30, 2013 over the prior year, due primarily to a decline in credited interest.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Segment operating income

Operating income was $59.5 million and increased $17.9 million, or 42.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in operating earnings resulted from an increase in participating mortgage income and higher operating spreads offset by a decline in average account values. Participating mortgage income for the nine months ended September 30, 2013 was $9.5 million compared to $2.6 million for the nine months ended September 30, 2012.  The adjusted operating spread, which excludes participating income, increased by 71 basis points for the nine months ended September 30, 2013 over the prior year, due primarily to a decline in credited interest.

Asset Protection

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$63,050	$65,114	(3.2)%	$190,213	$196,317	(3.1)%
Reinsurance ceded	(21,997)	(22,259)	1.2	(65,730)	(69,129)	4.9
Net premiums and policy fees	41,053	42,855	(4.2)	124,483	127,188	(2.1)
Net investment income	4,761	4,828	(1.4)	14,325	14,847	(3.5)
Other income	30,343	27,534	10.2	84,901	80,949	4.9
Total operating revenues	76,157	75,217	1.2	223,709	222,984	0.3
BENEFITS AND EXPENSES
Benefits and settlement expenses	24,957	25,540	(2.3)	73,556	69,107	6.4
Amortization of deferred policy acquisition costs	5,920	5,883	0.6	16,948	17,202	(1.5)
Other operating expenses	39,915	40,969	(2.6)	117,858	126,504	(6.8)
Total benefits and expenses	70,792	72,392	(2.2)	208,362	212,813	(2.1)
INCOME BEFORE INCOME TAX	5,365	2,825	89.9	15,347	10,171	50.9
OPERATING INCOME	$5,365	$2,825	89.9	$15,347	$10,171	50.9

The following table summarizes key data for the Asset Protection segment:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
Sales
Credit insurance	$9,105	$9,558	(4.7)%	$26,290	$28,423	(7.5)%
Service contracts	95,696	86,507	10.6	264,027	250,883	5.2
GAP	18,140	14,868	22.0	50,359	48,226	4.4
	$122,941	$110,933	10.8	$340,676	$327,532	4.0
Loss Ratios(1)
Credit insurance	19.5%	56.4%		34.8%	38.0%
Service contracts	65.5	63.4		62.2	58.5
GAP	60.8	38.8		57.0	41.6

(1) Incurred claims as a percentage of earned premiums.

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Segment operating income

Operating income was $5.4 million, representing an increase of $2.5 million, or 89.9%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Credit insurance earnings increased $1.7 million, primarily resulting from lower losses.  Service contract earnings increased $0.8 million, primarily due to higher volume and lower general and administrative expenses.  Earnings from the GAP product line remained consistent with the prior year.

Net premiums and policy fees

Net premiums and policy fees decreased $1.8 million, or 4.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Service contract premiums decreased $1.7 million, or 5.1%, primarily due to higher ceded premiums.  Credit insurance premiums decreased $0.5 million, or 12.6%, primarily due to lower sales in prior years and the related impact on earned premium.  GAP net premiums increased $0.4 million, or 7.8%.

Other income

Other income increased $2.8 million, or 10.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 primarily due to higher volume in the service contract line.

Benefits and settlement expenses

Benefits and settlement expenses decreased $0.6 million, or 2.3%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Credit insurance claims decreased $1.6 million and service contract claims decreased $0.4 million. The decreases were partially offset by an increase in GAP claims of $1.4 million resulting from higher loss ratios.

Amortization of DAC and Other operating expenses

Amortization of DAC remained consistent for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Other operating expenses decreased $1.1 million, or 2.6%, for the three months ended September 30, 2013, primarily due to an expense reduction initiative implemented in the first quarter of 2013.

Sales

Total segment sales increased $12.0 million, or 10.8%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Service contract sales increased $9.2 million, or 10.6%.  Sales in the GAP product line increased $3.2 million, or 22.0%.  Credit insurance sales decreased $0.4 million, or 4.7%.  The growth in overall sales was partly related to strong auto sales in the third quarter.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Segment operating income

Operating income was $15.3 million, representing an increase of $5.2 million, or 50.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Credit insurance earnings increased $4.0 million primarily due to $2.6 million in litigation costs incurred in 2012 and lower losses and expenses in 2013. Service contract earnings increased $1.0 million, or 20.9%, and GAP earnings increased $0.2 million, or 2.5%.  The increases in these product lines were primarily related to lower general and administrative expenses, somewhat offset by higher loss ratios.

Net premiums and policy fees

Net premiums and policy fees decreased $2.7 million, or 2.1%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Service contract premiums decreased $2.3 million, or 2.4%, primarily due to higher ceded premiums. Credit insurance premiums decreased $2.0 million, or 15.8%, primarily the result of lower sales in prior years and the related impact on earned premiums.  GAP net premiums increased $1.6 million, or 10.5%, primarily due to lower ceded premium.

Other income

Other income increased $4.0 million, or 4.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 due primarily to higher volume.

Benefits and settlement expenses

Benefits and settlement expenses increased $4.5 million, or 6.4%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  GAP claims increased $3.4 million, or 51.6%, and service contract claims increased $2.2 million, or 3.8%, primarily due to higher loss ratios.  The increases were partially offset by a decrease in credit insurance claims of $1.1 million, or 22.9%, due partly to lower loss ratios.

Amortization of DAC and Other operating expenses

Amortization of DAC was $0.3 million, or 1.5%, lower for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  Other operating expenses decreased $8.6 million, or 6.8%, for the nine months ended September 30, 2013, primarily due to an expense reduction initiative implemented in the first quarter of 2013 and a  $2.0 million legal settlement accrual in the first quarter of 2012.

Sales

Total segment sales increased $13.1 million, or 4.0%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Service contract sales increased $13.1 million, or 5.2%.  Sales in the GAP product line increased $2.1 million, or 4.4%.  Credit insurance sales decreased $2.1 million, or 7.5%, primarily due to an increase in refunds as a result of the 2012 legal settlement.  The growth in overall sales was partly related to strong auto sales in 2013.

Reinsurance

The majority of the Asset Protection segment’s reinsurance activity relates to the cession of single premium credit life and credit accident and health insurance, vehicle service contracts, and guaranteed asset protection insurance to producer affiliated reinsurance companies (“PARC’s”). These arrangements are coinsurance contracts ceding the business on a first dollar quota share basis at 100% to limit our exposure and allow the PARC’s to share in the underwriting income of the product. Reinsurance contracts do not relieve us from our obligations to our policyholders. A more detailed discussion of the components of reinsurance can be found in the Reinsurance section of Note 2, Summary of Significant Accounting Policies to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Reinsurance impacted the Asset Protection segment line items as shown in the following table:

Asset Protection Segment

Line Item Impact of Reinsurance

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Thousands)
REVENUES
Reinsurance ceded	$(21,997)	$(22,259)	$(65,730)	$(69,129)
BENEFITS AND EXPENSES
Benefits and settlement expenses	(14,048)	(13,648)	(40,388)	(44,370)
Amortization of deferred policy acquisition costs	(3,250)	(4,565)	(10,649)	(14,719)
Other operating expenses	(1,833)	(2,420)	(5,600)	(7,339)
Total benefits and expenses	(19,131)	(20,633)	(56,637)	(66,428)

NET IMPACT OF REINSURANCE (1)	$(2,866)	$(1,626)	$(9,093)	$(2,701)

(1) Assumes no investment income on reinsurance. Foregone investment income would substantially change the impact of reinsurance.

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Reinsurance premiums ceded decreased $0.3 million, or 1.2%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years and a change in mix of business in the GAP line somewhat offset by an increase in ceded service contract premiums.

Benefits and settlement expenses ceded increased $0.4 million, or 2.9%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase was primarily due to higher ceded losses in the service contract and GAP lines, somewhat offset by decreases in the dealer credit line.

Amortization of DAC ceded decreased $1.3 million, or 28.8%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily as the result of decreases in ceded activity in the GAP product line. Other operating expenses ceded decreased $0.6 million, or 24.3%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily as a result of decreases in the GAP line.

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

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Reinsurance premiums ceded decreased $3.4 million, or 4.9%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease was primarily due to a decline in ceded dealer credit insurance premiums due to lower sales in prior years and a change in mix of business in the GAP line, somewhat offset by an increase in ceded service contract premiums.

Benefits and settlement expenses ceded decreased $4.0 million, or 9.0%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease was primarily due to lower ceded losses in the service contract and dealer credit lines.

Amortization of DAC ceded decreased $4.1 million, or 27.7%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily as the result of decreases in ceded activity in the GAP product line. Other operating expenses ceded decreased $1.7 million, or 23.7%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily as a result of decreases in the GAP line.

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

Corporate and Other

Segment results of operations

Segment results were as follows:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)			(Dollars In Thousands)
REVENUES
Gross premiums and policy fees	$4,556	$4,828	(5.6)%	$13,865	$14,971	(7.4)%
Reinsurance ceded	(4)	(3)	(33.3)	(8)	(24)	66.7
Net premiums and policy fees	4,552	4,825	(5.7)	13,857	14,947	(7.3)
Net investment income	20,309	27,668	(26.6)	71,329	65,250	9.3
Other income	457	(143)	n/m	1,808	29,462	(93.9)
Total operating revenues	25,318	32,350	(21.7)	86,994	109,659	(20.7)
Realized gains (losses) - investments	(2,588)	7,141		105	(21,877)
Realized gains (losses) - derivatives	74	17,272		(10,574)	13,753
Total revenues	22,804	56,763	(59.8)	76,525	101,535	(24.6)
BENEFITS AND EXPENSES
Benefits and settlement expenses	5,701	5,600	1.8	16,365	16,819	(2.7)
Amortization of deferred policy acquisition costs	160	253	(36.8)	504	793	(36.4)
Other operating expenses	37,313	32,465	14.9	115,918	93,006	24.6
Total benefits and expenses	43,174	38,318	12.7	132,787	110,618	20.0
INCOME (LOSS) BEFORE INCOME TAX	(20,370)	18,445	n/m	(56,262)	(9,083)	n/m
Less: realized gains (losses) - investments	(2,588)	7,141		105	(21,877)
Less: realized gains (losses) - derivatives	74	17,272		(10,574)	13,753
OPERATING INCOME (LOSS)	$(17,856)	$(5,968)	n/m	$(45,793)	$(959)	n/m

For The Three Months Ended September 30, 2013 as compared to The Three Months Ended September 30, 2012

Segment operating income (loss)

Corporate and Other segment operating loss was $17.9 million for the three months ended September 30, 2013, as compared to an operating loss of $6.0 million for the three months ended September 30, 2012. The decrease resulted primarily from a decline in net investment income as compared to the three months ended September 30, 2012. The decrease in net investment income was primarily driven by a $4.9 million unfavorable variance related to income on called securities and a $2.1 million decrease related to a portfolio of securities designated for trading as compared to the three months ended September 30, 2012.

Operating revenues

Net investment income for the segment decreased $7.4 million, or 26.6%, for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease in net investment income was primarily due to a $4.9 million unfavorable variance related to income on called securities, a $2.1 million decrease related to a portfolio of securities designated for trading, and lower core investment income as compared to the three months ended September 30, 2012. Partially offsetting these decreases was a $4.5 million increase in interest income associated with a reserve financing transaction which is entirely offset by the increase in interest expense as referred to below. Net premiums and policy fees decreased $0.3 million, or 5.7%, for the three months ended

September 30, 2013, as compared to the three months ended September 30, 2012 and other income increased $0.6 million.

Total benefits and expenses

Total benefits and expenses increased $4.9 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a $4.5 million increase in interest expense associated with a reserve financing transaction for the three months ended September 30, 2013, which is entirely offset by the increase in interest income as referred to above.

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

Segment operating income (loss)

Corporate and Other segment operating loss was $45.8 million for the nine months ended September 30, 2013, as compared to an operating loss of $1.0 million for the nine months ended September 30, 2012. The decrease was primarily the result of a $28.1 million unfavorable variance related to gains on the repurchase of non-recourse funding obligations. For the nine months ended September 30, 2013, $1.3 million of pre-tax gains were generated from the repurchase on non-recourse funding obligations as compared to $29.3 million of pre-tax gains for the nine months ended September 30, 2012. In addition, the decrease was driven by lower core investment income and higher other operating expenses as compared to the nine months ended September 30, 2012.

Operating revenues

Net investment income for the segment increased $6.1 million, or 9.3%, for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, and net premiums and policy fees decreased $1.1 million, or 7.3%. The increase in net investment income was primarily due to a $3.0 million favorable variance related to mortgage loan prepayment fee income. In addition, the segment experienced a $12.0 million increase in interest income associated with a reserve financing transaction which is entirely offset by the increase in interest expense as referred to below. Partially offsetting these increases was a $3.0 million decrease related to a portfolio of securities designated for trading as compared to the nine months ended September 30, 2012 and a lower core net investment income as a result of holding more cash. Other income decreased $27.7 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to a $28.1 million unfavorable variance related to gains generated on the repurchase of non-recourse funding obligations.

Total benefits and expenses

Total benefits and expenses increased $22.2 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily due to a $12.0 million increase in interest expense associated with a reserve financing transaction which is entirely offset by the increase in interest income as referred to above and $4.9 million of acquisition related expenses recorded during the nine months ended September 30, 2013.

CONSOLIDATED INVESTMENTS

Certain reclassifications have been made in the previously reported financial statements and accompanying tables to make the prior year amounts comparable to those of the current year. Such reclassifications had no effect on previously reported net income, shareowner’s equity, or the totals reflected in the accompanying tables.

Portfolio Description

As of September 30, 2013, our investment portfolio was approximately $35.4 billion. The types of assets in which we may invest are influenced by various state insurance laws which prescribe qualified investment assets. Within the parameters of these laws, we invest in assets giving consideration to such factors as liquidity and capital needs, investment quality, investment return, matching of assets and liabilities, and the overall composition of the investment portfolio by asset type and credit exposure.

The following table presents the reported values of our invested assets:

	As of
	September 30, 2013		December 31, 2012
	(Dollars In Thousands)
Publicly issued bonds (amortized cost: 2013 - $21,229,006; 2012 - $21,228,463)	$22,299,238	63.1%	$23,808,542	64.6%
Privately issued bonds (amortized cost: 2013 - $6,125,430; 2012 - $5,732,847)	6,355,372	18.0	6,261,436	17.0
Fixed maturities	28,654,610	81.1	30,069,978	81.6
Equity securities (cost: 2013 - $445,376; 2012 - $371,827)	420,505	1.2	373,715	1.0
Mortgage loans	4,794,924	13.6	4,948,625	13.4
Investment real estate	10,322	—	6,517	—
Policy loans	856,333	2.4	865,391	2.3
Other long-term investments	411,726	1.2	378,821	1.0
Short-term investments	215,116	0.5	216,787	0.7
Total investments	$35,363,536	100.0%	$36,859,834	100.0%

Included in the preceding table are $2.8 billion and $3.0 billion of fixed maturities and $106.4 million and $118.9 million of short-term investments classified as trading securities as of September 30, 2013 and December 31, 2012, respectively. The trading portfolio includes invested assets of $2.8 billion and $3.0 billion as of September 30, 2013 and December 31, 2012, respectively, held pursuant to modified coinsurance (“Modco”) arrangements under which the economic risks and benefits of the investments are passed to third party reinsurers. Also included above are $350.0 million and $300.0 million of securities classified as held-to-maturity as of September 30, 2013 and December 31, 2012, respectively.

Fixed Maturity Investments

As of September 30, 2013, our fixed maturity investment holdings were approximately $28.7 billion. The approximate percentage distribution of our fixed maturity investments by quality rating is as follows:

	As of
Rating	September 30, 2013	December 31, 2012
AAA	14.4%	14.7%
AA	6.9	7.2
A	30.3	30.8
BBB	41.0	39.7
Below investment grade	6.2	6.6
Not rated	1.2	1.0
	100.0%	100.0%

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

We do not have material exposure to financial guarantee insurance companies with respect to our investment portfolio. As of September 30, 2013, based upon amortized cost, $35.3 million of our securities were guaranteed either directly or indirectly by third parties out of a total of $27.1 billion fixed maturity securities held by us (0.1% of total fixed maturity securities).

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

The distribution of our fixed maturity investments by type is as follows:

	As of
Type	September 30, 2013	December 31, 2012
	(Dollars In Millions)
Corporate bonds	$21,234.4	$22,037.9
Residential mortgage-backed securities	1,772.4	2,197.1
Commercial mortgage-backed securities	1,080.6	1,040.9
Other asset-backed securities	1,138.9	1,133.0
U.S. government-related securities	1,417.3	1,474.3
Other government-related securities	98.6	164.2
States, municipals, and political subdivisions	1,562.4	1,722.6
Other	350.0	300.0
Total fixed income portfolio	$28,654.6	$30,070.0

Within our fixed maturity investments, we maintain portfolios classified as “available-for-sale”, “trading”, and “held-to-maturity”.  We purchase our available-for-sale investments with the intent to hold to maturity by purchasing investments that match future cash flow needs. However, we may sell any of our available-for-sale and trading investments to maintain proper matching of assets and liabilities. Accordingly, we classified $25.5 billion, or 89.1%, of our fixed maturities as “available-for-sale” as of September 30, 2013. These securities are carried at fair value on our consolidated condensed balance sheets.

Fixed maturities that we have both the positive intent and ability to hold to maturity are classified as “held-to-maturity”. We classified $350.0 million, or 1.2% of our fixed maturities as “held-to-maturity” as of September 30, 2013. These securities are carried at amortized cost on our consolidated condensed balance sheets.

Trading securities are carried at fair value and changes in fair value are recorded on the income statement as they occur. Our trading portfolio accounts for $2.8 billion, or 9.7%, of our fixed maturities and $106.4 million of short-term investments as of September 30, 2013. Changes in fair value on the trading portfolio, including gains and losses from sales, are passed to the reinsurers through the contractual terms of the reinsurance arrangements. Partially offsetting these amounts are corresponding changes in the fair value of the embedded derivative associated with the underlying reinsurance arrangement. The total Modco trading portfolio fixed maturities by rating is as follows:

	As of
Rating	September 30, 2013	December 31, 2012
	(Dollars In Thousands)
AAA	$430,916	$559,374
AA	265,465	239,834
A	836,202	801,562
BBB	920,165	1,038,873
Below investment grade	320,246	353,089
Total Modco trading fixed maturities	$2,772,994	$2,992,732

A portion of our bond portfolio is invested in residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), and other asset-backed securities (collectively referred to as asset-backed securities or “ABS”). ABS are securities that are backed by a pool of assets. These holdings as of September 30, 2013, were approximately $4.0 billion. Mortgage-backed securities (“MBS”) are constructed from pools of mortgages and may have cash flow volatility as a result of changes in the rate at which prepayments of principal occur with respect to the underlying loans. Excluding limitations on access to lending and other extraordinary economic conditions, prepayments of principal on the underlying loans can be expected to accelerate with decreases in market interest rates and diminish with increases in interest rates.

Residential mortgage-backed securities - As of September 30, 2013, our RMBS portfolio was approximately $1.8 billion. Sequential securities receive payments in order until each class is paid off. Planned amortization class securities (“PACs”) pay down according to a schedule. Pass through securities receive principal as principal of the underlying mortgages is received.

The tables below include a breakdown of these holdings by type and rating as of September 30, 2013.

Percentage of
Residential
Mortgage- Backed
Type	Securities
Sequential	24.3%
PAC	44.1
Pass Through	6.0
Other	25.6
100.0%

Percentage of
Residential
Mortgage-Backed
Rating	Securities
AAA	58.5%
AA	—
A	1.2
BBB	0.7
Below investment grade	39.6
100.0%

Alt-A Collateralized Holdings

As of September 30, 2013, we held securities with a fair value of $397.3 million, or 1.1% of invested assets, supported by collateral classified as Alt-A. As of December 31, 2012, we held securities with a fair value of $443.6 million supported by collateral classified as Alt-A. We included in this classification certain whole loan securities where such securities had underlying mortgages with a high level of limited loan documentation. As of September 30, 2013, these securities had a fair value of $129.4 million and an unrealized gain of $20.1 million.

The following table includes the percentage of our collateral classified as Alt-A, grouped by rating category, as of September 30, 2013:

Percentage of
Alt-A
Rating	Securities
BBB	0.2%
Below investment grade	99.8
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by Alt-A mortgage loans by rating as of September 30, 2013:

Alt-A Collateralized Holdings

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
BBB	$0.8	$—	$—	$—	$—	$0.8
Below investment grade	396.5	—	—	—	—	396.5
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$397.3	$—	$—	$—	$—	$397.3

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
BBB	$—	$—	$—	$—	$—	$—
Below investment grade	22.4	—	—	—	—	22.4
Total mortgage-backed securities collateralized by Alt-A mortgage loans	$22.4	$—	$—	$—	$—	$22.4

Sub-prime Collateralized Holdings

As of September 30, 2013, we held securities with a total fair value of $2.1 million that were supported by collateral classified as sub-prime. As of December 31, 2012, we held securities with a fair value of $2.7 million that were supported by collateral classified as sub-prime.

Prime Collateralized Holdings

As of September 30, 2013, we had RMBS collateralized by prime mortgage loans (including agency mortgages) with a total fair value of $1.4 billion, or 3.9%, of total invested assets. As of December 31, 2012, we held securities with a fair value of $1.8 billion of RMBS collateralized by prime mortgage loans (including agency mortgages).

The following table includes the percentage of our collateral classified as prime, grouped by rating category, as of September 30, 2013:

Percentage of
Prime
Rating	Securities
AAA	75.6%
AA	—
A	1.6
BBB	0.8
Below investment grade	22.0
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our mortgage-backed securities collateralized by prime mortgage loans (including agency mortgages) by rating as of September 30, 2013:

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$345.3	$299.7	$321.0	$5.3	$66.2	$1,037.5
AA	0.3	—	—	—	—	0.3
A	21.9	—	—	—	—	21.9
BBB	11.2	—	—	—	—	11.2
Below investment grade	302.1	—	—	—	—	302.1
Total mortgage-backed securities collateralized by prime mortgage loans	$680.8	$299.7	$321.0	$5.3	$66.2	$1,373.0

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$21.5	$10.9	$7.6	$(0.3)	$(1.4)	$38.3
AA	—	—	—	—	—	—
A	0.6	—	—	—	—	0.6
BBB	0.6	—	—	—	—	0.6
Below investment grade	7.3	—	—	—	—	7.3
Total mortgage-backed securities collateralized by prime mortgage loans	$30.0	$10.9	$7.6	$(0.3)	$(1.4)	$46.8

Commercial mortgage-backed securities - Our CMBS portfolio consists of commercial mortgage-backed securities issued in securitization transactions. As of September 30, 2013, the CMBS holdings were approximately $1.1 billion. As of December 31, 2012, the CMBS holdings were approximately $1.0 billion.

The following table includes the percentages of our CMBS holdings, grouped by rating category, as of September 30, 2013:

Percentage of
Commercial
Mortgage-Backed
Rating	Securities
AAA	70.4%
AA	13.0
A	15.0
BBB	1.6
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our CMBS as of September 30, 2013:

Commercial Mortgage-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$61.2	$81.2	$212.9	$296.0	$109.6	$760.9
AA	—	33.3	37.7	40.9	28.5	140.4
A	43.0	33.6	53.1	13.4	18.9	162.0
BBB	17.3	—	—	—	—	17.3
Total commercial mortgage-backed securities	$121.5	$148.1	$303.7	$350.3	$157.0	$1,080.6

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$1.5	$6.5	$15.7	$(7.5)	$(5.0)	$11.2
AA	—	2.1	2.6	(3.1)	(1.6)	—
A	1.2	1.2	(0.4)	(1.0)	(1.5)	(0.5)
BBB	0.5	—	—	—	—	0.5
Total commercial mortgage-backed securities	$3.2	$9.8	$17.9	$(11.6)	$(8.1)	$11.2

Other asset-backed securities — Other asset-backed securities pay down based on cash flow received from the underlying pool of assets, such as receivables on auto loans, student loans, credit cards, etc. As of September 30, 2013, these holdings were approximately $1.1 billion. As of December 31, 2012, these holdings were approximately $1.1 billion.

The following table includes the percentages of our other asset-backed holdings, grouped by rating category, as of September 30, 2013:

Percentage of
Other Asset- Backed
Rating	Securities
AAA	48.6%
AA	18.7
A	20.5
BBB	0.5
Below investment grade	11.7
100.0%

The following tables categorize the estimated fair value and unrealized gain/(loss) of our asset-backed securities as of September 30, 2013:

Other Asset-Backed Securities

	Estimated Fair Value of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$485.9	$7.0	$25.6	$33.0	$2.3	$553.8
AA	149.7	—	—	63.8	—	213.5
A	54.9	—	71.9	96.7	9.9	233.4
BBB	5.6	—	—	—	—	5.6
Below investment grade	132.6	—	—	—	—	132.6
Total other asset-backed securities	$828.7	$7.0	$97.5	$193.5	$12.2	$1,138.9

	Estimated Unrealized Gain (Loss) of Security by Year of Security Origination
	2009 and
Rating	Prior	2010	2011	2012	2013	Total
	(Dollars In Millions)
AAA	$(37.6)	$—	$1.0	$(0.4)	$(0.1)	$(37.1)
AA	(14.2)	—	—	—	—	(14.2)
A	6.4	—	5.2	0.1	(0.1)	11.6
BBB	0.1	—	—	—	—	0.1
Below investment grade	8.7	—	—	—	—	8.7
Total other asset-backed securities	$(36.6)	$—	$6.2	$(0.3)	$(0.2)	$(30.9)

We obtained ratings of our fixed maturities from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), and/or Fitch Ratings (“Fitch”). If a fixed maturity is not rated by Moody’s, S&P, or Fitch, we use ratings from the National Association of Insurance Commissioners (“NAIC”), or we rate the fixed maturity based upon a comparison of the unrated issue to rated issues of the same issuer or rated issues of other issuers with similar risk characteristics. As of September 30, 2013, 98.8% of our fixed maturities were rated by Moody’s, S&P, Fitch, and/or the NAIC.

The industry segment composition of our fixed maturity securities is presented in the following table:

	As of	% Fair	As of	% Fair
	September 30, 2013	Value	December 31, 2012	Value
	(Dollars In Thousands)
Banking	$2,202,338	7.7%	$2,314,924	7.7%
Other finance	448,608	1.6	346,029	1.2
Electric	3,446,603	12.0	3,782,241	12.6
Natural gas	2,063,847	7.2	2,199,265	7.3
Insurance	2,432,875	8.5	2,539,394	8.4
Energy	1,613,080	5.6	1,820,275	6.1
Communications	1,250,419	4.4	1,260,773	4.2
Basic industrial	1,280,542	4.5	1,293,037	4.3
Consumer noncyclical	1,784,768	6.2	1,738,686	5.8
Consumer cyclical	894,497	3.1	941,057	3.1
Finance companies	226,925	0.8	244,107	0.8
Capital goods	1,008,876	3.5	1,065,864	3.5
Transportation	729,043	2.5	670,477	2.2
Other industrial	258,491	0.9	235,642	0.8
Brokerage	595,631	2.1	588,307	2.0
Technology	804,988	2.8	844,036	2.8
Real estate	120,611	0.4	119,021	0.4
Other utility	72,264	0.3	34,779	0.1
Commercial mortgage-backed securities	1,080,653	3.8	1,040,896	3.5
Other asset-backed securities	1,138,857	4.0	1,132,943	3.8
Residential mortgage-backed non-agency securities	786,813	2.7	987,035	3.3
Residential mortgage-backed agency securities	985,571	3.4	1,210,098	4.0
U.S. government-related securities	1,417,300	4.9	1,474,319	4.9
Other government-related securities	98,653	0.3	164,222	0.5
State, municipals, and political divisions	1,562,357	5.5	1,722,551	5.7
Other	350,000	1.3	300,000	1.0
Total	$28,654,610	100.0%	$30,069,978	100.0%

Our investments classified as available-for-sale and trading in debt and equity securities are reported at fair value. Our investments classified as held-to-maturity are reported at amortized cost. As of September 30, 2013, our fixed maturity investments (bonds and redeemable preferred stocks) had a market value of $28.7 billion, which was 5.9% above amortized cost of $27.1 billion. These assets are invested for terms approximately corresponding to anticipated future benefit payments. Thus, market fluctuations are not expected to adversely affect liquidity.

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

Mortgage Loans

We invest a portion of our investment portfolio in commercial mortgage loans. As of September 30, 2013, our mortgage loan holdings were approximately $4.8 billion. We have specialized in making loans on credit-oriented commercial properties, credit-anchored strip shopping centers, and apartments. Our underwriting procedures relative to our commercial loan portfolio are based, in our view, on a conservative and disciplined approach. We concentrate on a small number of commercial real estate asset types associated with the necessities of life (retail, multi-family, professional office buildings, and warehouses). We believe these asset types tend to weather economic downturns better than other commercial asset classes in which we have chosen not to participate. We believe this disciplined approach has helped to maintain a relatively low delinquency and foreclosure rate throughout our history.

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

We record mortgage loans net of an allowance for credit losses. This allowance is calculated through analysis of specific loans that have indicators of potential impairment based on current information and events. As of September 30, 2013 and December 31, 2012, our allowance for mortgage loan credit losses was $8.0 million and $2.9 million, respectively. While our mortgage loans do not have quoted market values, as of September 30, 2013, we estimated the fair value of our mortgage loans to be $5.3 billion (using discounted cash flows from the next call date), which was approximately 9.8% greater than the amortized cost, less any related loan loss reserve.

At the time of origination, our mortgage lending criteria targets that the loan-to-value ratio on each mortgage is 75% or less. We target projected rental payments from credit anchors (i.e., excluding rental payments from smaller local tenants) of 70% of the property’s projected operating expenses and debt service.

We also offer a type of commercial mortgage loan under which we will permit a loan-to-value ratio of up to 85% in exchange for a participating interest in the cash flows from the underlying real estate. As of September 30, 2013 and December 31, 2012, approximately $714.5 million and $817.3 million, respectively, of our mortgage loans had this participation feature. Cash flows received as a result of this participation feature are recorded as interest income. Exceptions to these loan-to-value measures may be made if we believe the mortgage has an acceptable risk profile. During the three and nine month period ended September 30, 2013, we recognized $3.7 million and $12.9 million of participating mortgage loan income, respectively.

Certain of our mortgage loans have call options or interest rate reset options between 3 and 10 years. However, if interest rates were to significantly increase, we may be unable to exercise the call options or increase the interest rates on our existing mortgage loans commensurate with the significantly increased market rates. Assuming the loans are called at their next call dates, approximately $66.4 million will become due in the remainder of 2013, $1.2 billion in 2014 through 2018, $575.0 million in 2019 through 2023, and $174.4 million thereafter.

As of September 30, 2013, approximately $16.4 million, or 0.05%, of invested assets consisted of nonperforming, restructured or mortgage loans that were foreclosed and were converted to real estate properties. We do not expect these investments to adversely affect our liquidity or ability to maintain proper matching of assets and liabilities. During the three months ended September 30, 2013, two mortgage loan transactions occurred that were accounted for as troubled debt restructurings under Topic 310 of the Financial Accounting Standards Board (“FASB”) ASC. For all mortgage loans, the impact of troubled debt restructurings is reflected in our investment balance and in the allowance for mortgage loan credit losses. Transactions accounted for as troubled debt restructurings during the quarter involved the modification of payment terms pursuant to bankruptcy proceedings. However, we expect to collect all amounts due related to these loans as well as expenses incurred as a result of the restructurings, which resulted in no material change to the principal balance of these loans, which was $3.2 million as of September 30, 2013 and no associated reserve.

Our mortgage loan portfolio consists of two categories of loans: (1) those not subject to a pooling and servicing agreement and (2) those subject to a contractual pooling and servicing agreement. As of September 30, 2013,

$10.7 million of mortgage loans not subject to a pooling and servicing agreement were nonperforming or restructured. We foreclosed on two nonperforming loans during the nine months ended September 30, 2013.

As of September 30, 2013, $5.7 million of loans subject to a pooling and servicing agreement were nonperforming. None of these nonperforming loans have been restructured during the nine months ended September 30, 2013. We did not foreclose on any nonperforming loans during the nine months ended September 30, 2013.

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

Risk Management and Impairment Review

We monitor the overall credit quality of our portfolio within established guidelines. The following table includes our available-for-sale fixed maturities by credit rating as of September 30, 2013:

		Percent of
Rating	Fair Value	Fair Value
	(Dollars In Thousands)
AAA	$3,695,445	14.5%
AA	1,702,111	6.7
A	7,842,474	30.7
BBB	10,830,375	42.4
Investment grade	24,070,405	94.3
BB	761,341	3.0
B	137,432	0.5
CCC or lower	552,653	2.2
Below investment grade	1,451,426	5.7
Total	$25,521,831	100.0%

Not included in the table above are $2.5 billion of investment grade and $330.0 million of below investment grade fixed maturities classified as trading securities and $350.0 million of fixed maturities classified as held-to-maturity.

Limiting bond exposure to any creditor group is another way we manage credit risk. We held no credit default swaps on the positions listed below as of September 30, 2013. The following summarizes our ten largest maturity exposures to an individual creditor group as of September 30, 2013:

	Fair Value of
	Funded	Unfunded	Total
Creditor	Securities	Exposures	Fair Value
	(Dollars In Millions)
Duke Energy Corp	$185.5	$—	$185.5
Comcast Corp.	176.2	—	176.2
General Electric	160.3	—	160.3
Nextera Energy Inc.	158.8	—	158.8
Berkshire Hathaway Inc.	157.1	—	157.1
Exelon Corp	150.2	—	150.2
JP Morgan Chase and Company	133.0	11.3	144.3
Verizon Communications Inc.	140.3	—	140.3
Rio Tinto	138.2	—	138.2
Wells Fargo & Co.	135.1	—	135.1

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

Securities in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. We consider a number of factors in determining whether the impairment is other-than-temporary. These include, but are not limited to: 1) actions taken by rating agencies, 2) default by the issuer, 3) the significance of the decline, 4) an assessment of our intent to sell the security (including a more likely than not assessment of whether we will be required to sell the security) before recovering the security’s amortized cost, 5) the time period during which the decline has occurred, 6) an economic analysis of the issuer’s industry, and 7) the financial strength, liquidity, and recoverability of the issuer. Management performs a security-by-security review each quarter in evaluating the need for any other-than-temporary impairments. Although no set formula is used in this process, the investment performance, collateral position, and continued viability of the issuer are significant measures considered, along with an analysis regarding our expectations for recovery of the security’s entire amortized cost basis through the receipt of future cash flows. Based on our analysis, for the three and nine months ended September 30, 2013, we concluded that approximately $8.7 million and $17.3 million, respectively, of investment securities in an unrealized loss position was other-than-temporarily impaired, due to credit-related factors, resulting in a charge to earnings. Additionally, $2.0 million and $7.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses for the three and nine months ended September 30, 2013, respectively. These non-credit losses were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income.

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

The chart shown below includes our non-sovereign fair value exposures in these countries as of September 30, 2013. As September 30, 2013, we had no unfunded exposure and had no direct sovereign fair value exposure.

			Total Gross
	Non-sovereign Debt		Funded
Financial Instrument and Country	Financial	Non-financial	Exposure
	(Dollars In Millions)
Securities:
United Kingdom	$404.8	$470.1	$874.9
Switzerland	127.4	203.6	331.0
France	69.6	84.9	154.5
Sweden	114.1	4.7	118.8
Netherlands	119.2	82.5	201.7
Spain	36.2	104.7	140.9
Belgium	—	94.3	94.3
Germany	54.4	75.9	130.3
Ireland	5.7	93.9	99.6
Luxembourg	—	58.4	58.4
Italy	—	51.7	51.7
Norway	—	38.8	38.8
Total securities	931.4	1,363.5	2,294.9
Derivatives:
Germany	10.8	—	10.8
Switzerland	11.7	—	11.7
Total derivatives	22.5	—	22.5
Total securities	$953.9	$1,363.5	$2,317.4

Realized Gains and Losses

The following table sets forth realized investment gains and losses for the periods shown:

	For The			For The
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
	(Dollars In Thousands)
Fixed maturity gains - sales	$11,666	$23,552	$(11,886)	$46,099	$62,878	$(16,779)
Fixed maturity losses - sales	(1,120)	(663)	(457)	(3,963)	(3,894)	(69)
Equity gains - sales	—	8	(8)	2,367	156	2,211
Equity losses- sales	—	(249)	249	—	(249)	249
Impairments on fixed maturity securities	(7,421)	(8,499)	1,078	(13,918)	(40,537)	26,619
Impairments on equity securities	(1,260)	—	(1,260)	(3,347)	—	(3,347)
Modco trading portfolio	(25,960)	104,865	(130,825)	(167,982)	179,027	(347,009)
Other	(3,854)	(5,037)	1,183	(10,262)	(12,080)	1,818
Total realized gains (losses) - investments	$(27,949)	$113,977	$(141,926)	$(151,006)	$185,301	$(336,307)

Derivatives related to variable annuity and FIA contracts:
Interest rate futures - VA	$(2,255)	$(3,371)	$1,116	$(26,393)	$32,419	$(58,812)
Equity futures - VA	(12,568)	(17,324)	4,756	(39,829)	(42,643)	2,814
Currency futures - VA	(6,531)	(3,078)	(3,453)	1,440	(2,298)	3,738
Volatility futures - VA	—	—	—	—	(132)	132
Variance swaps - VA	(1,347)	(5,840)	4,493	(9,566)	(6,660)	(2,906)
Equity options - VA	(29,094)	(9,184)	(19,910)	(65,631)	(29,903)	(35,728)
Interest rate swaptions - VA	1,725	(3,019)	4,744	(738)	2,293	(3,031)
Interest rate swaps - VA	(19,224)	6,361	(25,585)	(125,502)	10,187	(135,689)
Embedded derivative - GMWB	40,379	2,921	37,458	146,693	(32,369)	179,062
Funds withheld derivative	32,207	—	32,207	42,045	—	42,045
Total derivatives related to variable annuity contracts	3,292	(32,534)	35,826	(77,481)	(69,106)	(8,375)
Embedded derivative - Modco reinsurance treaties	30,074	(101,999)	132,073	191,847	(139,972)	331,819
Embedded derivative - FIA	(104)	—	(104)	(145)	—	(145)
Interest rate swaps	72	199	(127)	2,984	(680)	3,664
Interest rate caps	—	(143)	143	—	(2,658)	2,658
Derivatives with PLC(1)	(1,159)	17,559	(18,718)	(14,689)	18,059	(32,748)
Other derivatives	37	255	(218)	(106)	17	(123)
Total realized gains (losses) - derivatives	$32,212	$(116,663)	$148,875	$102,410	$(194,340)	$296,750

(1)             These derivatives include the interest support, a yearly renewable term (“YRT”) premium support, and portfolio maintenance agreements between certain of our subsidiaries and PLC.

Realized gains and losses on investments reflect portfolio management activities designed to maintain proper matching of assets and liabilities and to enhance long-term investment portfolio performance. The change in net realized investment gains (losses), excluding impairments and Modco trading portfolio activity during the three and nine months ended September 30, 2013, primarily reflects the normal operation of our asset/liability program within the context of the changing interest rate and spread environment, as well as tax planning strategies designed to utilize capital loss carryforwards.

From time to time, we are required to post and obligated to return collateral related to derivative transactions. As of September 30, 2013, we had posted cash and securities (at fair value) as collateral of approximately $81.0 million and $52.2 million, respectively. As of September 30, 2013, we received $6.0 million of cash as collateral. We do not net the collateral posted or received with the fair value of the derivative financial instruments for reporting purposes.

Realized losses are comprised of both write-downs of other-than-temporary impairments and actual sales of investments. For the three and nine months ended September 30, 2013, we recognized pre-tax other-than-temporary impairments of $8.7 million and $17.3 million, respectively, due to credit-related factors, resulting in a charge to earnings. During the three and nine months ended September 30, 2013, $2.0 million and $7.5 million of non-credit losses previously recorded in other comprehensive income were recorded in earnings as credit losses, respectively. These non-credit losses were caused by recognizing, in the current quarter, credit losses in earnings that had previously been recognized as non-credit losses in other comprehensive income. For the three and nine months ended September 30, 2012, we recognized pre-tax other-than-temporary impairments of $8.5 million and $40.5 million, respectively. These other-than-temporary impairments resulted from our analysis of circumstances and our belief that credit events, loss severity, changes in credit enhancement, and/or other adverse conditions of the respective issuers have caused, or will lead to, a deficiency in the contractual cash flows related to these investments. These other-than-temporary impairments, net of Modco recoveries, are presented in the chart below:

	For The		For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars In Millions)
Alt-A MBS	$1.5	$2.0	$4.5	$6.7
Other MBS	1.6	5.1	5.1	15.0
Corporate bonds	4.3	1.4	4.3	18.8
Equities	1.3	—	3.4	—
Total	$8.7	$8.5	$17.3	$40.5

As previously discussed, management considers several factors when determining other-than-temporary impairments. Although we purchase securities with the intent to hold them until maturity, we may change our position as a result of a change in circumstances. Any such decision is consistent with our classification of all but a specific portion of our investment portfolio as available-for-sale. For the nine months ended September 30, 2013, we sold securities in an unrealized loss position with a fair value of $64.2 million. For such securities, the proceeds, realized loss, and total time period that the security had been in an unrealized loss position are presented in the table below:

	Proceeds	% Proceeds	Realized Loss	% Realized Loss
	(Dollars In Thousands)
<= 90 days	$21,812	34.0%	$(434)	10.9%
>90 days but <= 180 days	26,862	41.8	(507)	12.8
>180 days but <= 270 days	22	—	(2)	—
>270 days but <= 1 year	32	—	(8)	0.2
>1 year	15,502	24.2	(3,012)	76.1
Total	$64,230	100.0%	$(3,963)	100.0%

For the three and nine months ended September 30, 2013, we sold securities in an unrealized loss position with a fair value (proceeds) of $7.0 million and $64.2 million, respectively. The loss realized on the sale of these securities was $1.1 million and $4.0 million, respectively.

For the three and nine months ended September 30, 2013, we sold securities in an unrealized gain position with a fair value of $332.1 million and $1.1 billion, respectively. The gain realized on the sale of these securities was $11.7 million and $48.5 million, respectively.

The $3.8 million of other realized losses recognized for the three months ended September 30, 2013, consists of an increase in the mortgage loan reserves of $0.9 million, mortgage loans losses of $3.0 million, and a gain on a partnership of $0.1 million. The $10.2 million of other realized losses recognized for the nine months ended September 30, 2013, consists of an increase in the mortgage loan reserves of $5.1 million, mortgage loan losses of $5.3 million, and a gain on a partnership of $0.2 million. The Modco embedded derivative associated with the trading portfolios had realized pre-tax gains of $30.1 million and $191.9 million, respectively, during the three and nine months ended September 30, 2013. These gains were primarily the result of an increase in treasury yields.

Realized investment gains and losses related to derivatives represent changes in their fair value during the period and termination gains/(losses) on those derivatives that were closed during the period.

We use equity, interest rate, currency, and volatility futures to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity and interest rate markets, foreign currency levels, and overall volatility. The equity futures resulted in net pre-tax losses of $12.6 million and $39.8 million, interest rate futures resulted in pre-tax losses of $2.3 million and $26.4 million, currency futures resulted in net pre-tax losses of $6.5 million and net pre-tax gains of $1.4 million, and volatility futures resulted in no pre-tax gains or losses for the three and nine months ended September 30, 2013, respectively. No volatility future positions were held during the three and nine months ended September 30, 2013.

We also use equity options and variance swaps to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. In general, the cost of such benefits varies with the level of equity markets and overall volatility. The equity options resulted in net pre-tax losses of $29.1 million  and $65.6 million and the variance swaps resulted in a net pre-tax loss of $1.3 million and a net pre-tax loss of $9.6 million, respectively, for the three and nine months ended September 30, 2013.

We use interest rate swaps and interest rate swaptions to mitigate the risk related to certain guaranteed minimum benefits, including GMWB, within our variable annuity products. The interest rate swaps resulted in net pre-tax losses of $19.2 million and $125.5 million and interest rate swaptions resulted in a net pre-tax gain of $1.7 million and a net pre-tax loss of $0.7 million, respectively, for the three and nine months ended September 30, 2013.

The GMWB rider embedded derivative on variable deferred annuities, with the GMWB rider, had net realized gains of $40.4 million and $146.7 million for the three and nine months ended September 30, 2013, respectively.

The Funds Withheld derivative associated with Shades Creek had a pre-tax realized gain of $32.2 million and $42.0 million for the three and nine months ended September 30, 2013, respectively.

We use certain interest rate swaps to mitigate the price volatility of fixed maturities. These positions resulted insignificant pre-tax gains for the three months ended September 30, 2013 and $3.0 million net pre-tax gains for the nine months ended September 30, 2013. The pre-tax gains were primarily the result of $0.8 million in unrealized losses and $2.5 million in unrealized gains and $0.9 million and $0.5 million in realized gains due to terminations and interest settlements, during the three and nine months ended September 30, 2013, respectively.

We purchased interest rate caps during 2011, to mitigate our credit risk with respect to our LIBOR exposure and the potential impact of European financial market distress. No caps positions were held for the three and nine months ended September 30, 2013.

Certain of our subsidiaries have derivatives with PLC. These derivatives consist of an interest support agreement, a YRT premium support agreement, and two portfolio maintenance agreements with PLC. We recognized a pre-tax loss of $1.4 million and $15.0 million related to the interest support agreement and a pre-tax gain of $0.3 million and $0.4 million related to the YRT premium support agreement for the three and nine months ended September 30, 2013, respectively. We entered into two separate portfolio maintenance agreements in October 2012. We recognized insignificant losses for the three and nine months ended September 30, 2013 related to our portfolio maintenance agreements.

We also use various swaps and other types of derivatives to mitigate risk related to other exposures. These contracts generated insignificant net pre-tax gains and net pre-tax losses of $0.1 million for the three and nine months ended September 30, 2013, respectively.

We recognized pre-tax losses of $0.1 million and $0.1 million for the three and nine months ended September 30, 2013 related to the embedded derivative on the FIA product.

Unrealized Gains and Losses — Available-for-Sale Securities

The information presented below relates to investments at a certain point in time and is not necessarily indicative of the status of the portfolio at any time after September 30, 2013. Information about unrealized gains and losses is subject to rapidly changing conditions, including volatility of financial markets and changes in interest rates. Management considers a number of factors in determining if an unrealized loss is other-than-temporary, including the expected cash to be collected and the intent, likelihood, and/or ability to hold the security until recovery. Consistent with our long-standing practice, we do not utilize a “bright line test” to determine other-than-temporary impairments. On a quarterly basis, we perform an analysis on every security with an unrealized loss to determine if an other-than-temporary impairment has occurred. This analysis includes reviewing several metrics including collateral, expected cash flows, ratings, and liquidity. Furthermore, since the timing of recognizing realized gains and losses is largely based on management’s decisions as to the timing and selection of investments to be sold, the tables and information provided below should be considered within the context of the overall unrealized gain/(loss) position of the portfolio. We had an overall net unrealized gain of $1.3 billion, prior to tax and DAC offsets, as of September 30, 2013, and an overall net unrealized gain of $3.1 billion as of December 31, 2012.

For fixed maturity and equity securities held that are in an unrealized loss position as of September 30, 2013, the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$3,732,611	54.8%	$3,920,895	53.4%	$(188,284)	36.1%
>90 days but <= 180 days	1,909,952	28.0	2,092,310	28.5	(182,358)	35.0
>180 days but <= 270 days	218,056	3.2	245,295	3.3	(27,239)	5.2
>270 days but <= 1 year	123,265	1.8	141,191	1.9	(17,926)	3.4
>1 year but <= 2 years	457,710	6.7	511,159	7.0	(53,449)	10.3
>2 years but <= 3 years	42,039	0.6	48,304	0.7	(6,265)	1.2
>3 years but <= 4 years	12,023	0.2	15,770	0.2	(3,747)	0.7
>4 years but <= 5 years	4,908	0.1	5,964	0.1	(1,056)	0.2
>5 years	315,583	4.6	356,651	4.9	(41,068)	7.9
Total	$6,816,147	100.0%	$7,337,539	100.0%	$(521,392)	100.0%

The majority of the unrealized loss as of September 30, 2013 for both investment grade and below investment grade securities is attributable to a widening in credit and mortgage spreads for certain securities. The negative impact of spread levels for certain securities was partially offset by lower treasury yield levels and the associated positive effect on security prices. However, certain types of securities, including tranches of RMBS and ABS, continue to be priced at a level which has caused the unrealized losses noted above. We believe spread levels on these RMBS and ABS are largely due to uncertainties regarding future performance of the underlying mortgage loans and/or assets.

As of September 30, 2013, the Barclays Investment Grade Index was priced at 137.0 bps versus a 10 year average of 164.1 bps. Similarly, the Barclays High Yield Index was priced at 495.8 bps versus a 10 year average of 603.3 bps. As of September 30, 2013, the five, ten, and thirty-year U.S. Treasury obligations were trading at levels of 1.382%, 2.611%, and 3.686%, as compared to 10 year averages of 2.739%, 3.531%, and 4.251%, respectively.

As of September 30, 2013, 84.1% of the unrealized loss was associated with securities that were rated investment grade. We have examined the performance of the underlying collateral and cash flows and expect that our investments will continue to perform in accordance with their contractual terms. Factors such as credit enhancements within the deal structures and the underlying collateral performance/characteristics support the recoverability of the investments. Based on the factors discussed, we do not consider these unrealized loss positions to be other-than-temporary. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset/liability management, and liquidity requirements.

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

As of September 30, 2013, there were estimated gross unrealized losses of $15.9 million related to our mortgage-backed securities collateralized by Alt-A mortgage loans. Gross unrealized losses in our securities collateralized by Alt-A residential mortgage loans as of September 30, 2013, were primarily the result of continued widening spreads, representing marketplace uncertainty arising from higher defaults in Alt-A residential mortgage loans and rating agency downgrades of securities collateralized by Alt-A residential mortgage loans.

We have no material concentrations of issuers or guarantors of fixed maturity securities. The industry segment composition of all securities in an unrealized loss position held as of September 30, 2013, is presented in the following table:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
Banking	$589,458	8.6%	$640,120	8.7%	$(50,662)	9.7%
Other finance	149,051	2.2	159,597	2.2	(10,546)	2.0
Electric	487,669	7.2	520,413	7.1	(32,744)	6.3
Natural gas	246,358	3.6	278,220	3.8	(31,862)	6.1
Insurance	409,457	6.0	434,767	5.9	(25,310)	4.9
Energy	143,305	2.1	155,609	2.1	(12,304)	2.4
Communications	323,644	4.7	361,527	4.9	(37,883)	7.3
Basic industrial	354,029	5.2	384,843	5.2	(30,814)	5.9
Consumer noncyclical	637,882	9.4	696,666	9.5	(58,784)	11.3
Consumer cyclical	288,247	4.2	314,808	4.3	(26,561)	5.1
Finance companies	42,195	0.6	43,806	0.6	(1,611)	0.3
Capital goods	274,144	4.0	285,741	3.9	(11,597)	2.2
Transportation	133,902	2.0	144,724	2.0	(10,822)	2.1
Other industrial	99,929	1.5	106,074	1.4	(6,145)	1.2
Brokerage	109,544	1.6	114,734	1.6	(5,190)	1.0
Technology	392,806	5.8	416,870	5.7	(24,064)	4.6
Real estate	606	—	619	—	(13)	—
Other utility	22,757	0.3	24,898	0.3	(2,141)	0.4
Commercial mortgage-backed securities	386,439	5.7	403,496	5.5	(17,057)	3.3
Other asset-backed securities	661,772	9.7	728,507	9.9	(66,735)	12.8
Residential mortgage-backed non-agency securities	239,885	3.5	259,300	3.5	(19,415)	3.7
Residential mortgage-backed agency securities	74,562	1.1	77,438	1.1	(2,876)	0.6
U.S. government-related securities	666,910	9.8	696,907	9.5	(29,997)	5.8
Other government-related securities	—	—	—	—	—	—
States, municipals, and political divisions	81,596	1.2	87,855	1.3	(6,259)	1.0
Total	$6,816,147	100.0%	$7,337,539	100.0%	$(521,392)	100.0%

The percentage of our unrealized loss positions, segregated by industry segment, is presented in the following table:

	As of
	September 30, 2013	December 31, 2012

Banking	9.7%	10.2%
Other finance	2.0	0.5
Electric	6.3	6.6
Natural gas	6.1	4.1
Insurance	4.9	7.3
Energy	2.4	0.3
Communications	7.3	0.4
Basic industrial	5.9	3.2
Consumer noncyclical	11.3	2.7
Consumer cyclical	5.1	0.9
Finance companies	0.3	1.7
Capital goods	2.2	2.0
Transportation	2.1	—
Other industrial	1.2	0.2
Brokerage	1.0	0.4
Technology	4.6	1.0
Real estate	—	—
Other utility	0.4	—
Commercial mortgage-backed securities	3.3	0.4
Other asset-backed securities	12.8	43.8
Residential mortgage-backed non-agency securities	3.7	13.7
Residential mortgage-backed agency securities	0.6	—
U.S. government-related securities	5.8	0.4
Other government-related securities	—	—
States, municipals, and political divisions	1.0	0.2
Total	100.0%	100.0%

The range of maturity dates for securities in an unrealized loss position as of September 30, 2013, varies, with 2.2% maturing in less than 5 years, 34.1% maturing between 5 and 10 years, and 63.7% maturing after 10 years. The following table shows the credit rating of securities in an unrealized loss position as of September 30, 2013:

S&P or Equivalent	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
Designation	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
AAA/AA/A	$3,506,044	51.4%	$3,745,069	51.0%	$(239,025)	45.8%
BBB	2,559,946	37.6	2,759,741	37.6	(199,795)	38.3
Investment grade	6,065,990	89.0	6,504,810	88.6	(438,820)	84.1
BB	307,230	4.5	345,897	4.7	(38,667)	7.4
B	98,151	1.4	110,331	1.6	(12,180)	2.4
CCC or lower	344,776	5.1	376,501	5.1	(31,725)	6.1
Below investment grade	750,157	11.0	832,729	11.4	(82,572)	15.9
Total	$6,816,147	100.0%	$7,337,539	100.0%	$(521,392)	100.0%

As of September 30, 2013, we held a total of 590 positions that were in an unrealized loss position. Included in that amount were 118 positions of below investment grade securities with a fair value of $750.2 million that were in an unrealized loss position. Total unrealized losses related to below investment grade securities were $82.6 million, of which $38.9 million had been in an unrealized loss position for more than twelve months. Below investment grade securities in an unrealized loss position were 2.1% of invested assets.

As of September 30, 2013, securities in an unrealized loss position that were rated as below investment grade represented 11.0% of the total fair value and 15.9% of the total unrealized loss. After a review of each security and its expected cash flows, we believe the decline in market value to be temporary. We have the ability and intent to hold these securities to maturity. As of September 30, 2013, total unrealized losses for all securities in an unrealized loss position for more than twelve months were $105.6 million. A widening of credit spreads is estimated to account for unrealized losses of $213.8 million, with changes in treasury rates offsetting this loss by an estimated $108.2 million.

The majority of our RMBS holdings as of September 30, 2013, were super senior or senior bonds in the capital structure. Our total non-agency portfolio has a weighted-average life of 4.31 years. The following table categorizes the weighted-average life for our non-agency portfolio, by category of material holdings, as of September 30, 2013:

Weighted-Average
Non-agency portfolio	Life

Prime	3.62
Alt-A	5.02

The following table includes the fair value, amortized cost, unrealized loss, and total time period that the security has been in an unrealized loss position for all below investment grade securities as of September 30, 2013:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Value	Value	Cost	Cost	Loss	Loss
	(Dollars In Thousands)
<= 90 days	$448,386	59.8%	$482,142	57.9%	$(33,756)	40.9%
>90 days but <= 180 days	50,192	6.7	58,600	7.0	(8,408)	10.2
>180 days but <= 270 days	14,481	1.9	15,917	1.9	(1,436)	1.7
>270 days but <= 1 year	334	—	377	—	(43)	0.1
>1 year but <= 2 years	66,089	8.8	76,580	9.2	(10,491)	12.7
>2 years but <= 3 years	703	0.1	769	0.1	(66)	0.1
>3 years but <= 4 years	19,128	2.5	22,793	2.7	(3,665)	4.4
>4 years but <= 5 years	4,882	0.7	5,895	0.7	(1,013)	1.2
>5 years	145,962	19.5	169,656	20.5	(23,694)	28.7
Total	$750,157	100.0%	$832,729	100.0%	$(82,572)	100.0%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity refers to a company’s ability to generate adequate amounts of cash to meet its needs. We meet our liquidity requirements primarily through positive cash flows from our operating activities. Primary sources of cash are premiums, deposits for policyholder accounts, investment sales and maturities, and investment income. Primary uses of cash include benefit payments, withdrawals from policyholder accounts, investment purchases, policy acquisition costs, other operating expenses, and distributions to PLC. We believe that we have sufficient liquidity to fund our cash needs under normal operating scenarios.

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

While we anticipate that our operating cash flows will be sufficient to meet our investment commitments and operating cash needs in a normal credit market environment, we recognize that investment commitments scheduled to be funded may, from time to time, exceed the funds then available. Therefore, we have established repurchase agreement programs to provide liquidity when needed. We expect that the rate received on our investments will equal or exceed our borrowing rate. Under this program, we may, from time to time, sell an investment security at a specific price and agree to repurchase that security at another specified price at a later date. These borrowings are for a term less than ninety days. The market value of securities to be repurchased is monitored and collateral levels are adjusted where appropriate to protect the counterparty against credit exposure. The agreements provide for net settlement in the event of default or on termination of the agreements. As of September 30, 2013, the fair value of securities pledged under the repurchase program was $109.6 million and the repurchase obligation of $100.0 million was included in our consolidated condensed balance sheets (at an average borrowing rate of 11 basis points). During the nine months ended September 30, 2013, the maximum balance outstanding at any one point in time related to these programs was $645.1 million. The average daily balance was $417.5 million (at an average borrowing rate of 11 basis points) during the nine months ended September 30, 2013. As of December 31, 2012, we had a $150.0 million outstanding balance related to such borrowings. During 2012, the maximum balance outstanding at any one point in time related to these programs was $425.0 million. The average daily balance was $266.3 million (at an average borrowing rate of 14 basis points) during the year ended December 31, 2012.

Additionally, we may, from time to time, sell short-duration stable value products to complement our cash management practices. Depending on market conditions, we may also use securitization transactions involving our commercial mortgage loans to increase liquidity for the operating subsidiaries.

Credit Facility

We and PLC have access to a Credit Facility that provides the ability to borrow on an unsecured basis up to an aggregate principal amount of $750 million. We have the right in certain circumstances to request that the commitment under the Credit Facility be increased up to a maximum principal amount of $1.0 billion. Balances outstanding under the Credit Facility accrue interest at a rate equal to, at the option of the Borrowers, (i) LIBOR plus a spread based on the ratings of PLC’s senior unsecured long-term debt (“Senior Debt”), or (ii) the sum of (A) a rate equal to the highest of (x) the Administrative Agent’s prime rate, (y) 0.50% above the Federal Funds rate, or (z) the one-month LIBOR plus 1.00% and (B) a spread based on the ratings of PLC’s Senior Debt. The Credit Facility also provides for a facility fee at a rate, currently 0.175%, that varies with the ratings of PLC’s Senior Debt and that is calculated on the aggregate amount of commitments under the Credit Facility, whether used or unused. The maturity date on the Credit Facility is July 17, 2017. We were not aware of any non-compliance with the financial debt covenants of the Credit Facility as of September 30, 2013. We did not have an outstanding balance under the Credit Facility as of September 30, 2013. PLC had an outstanding balance of $350.0 million at an interest rate of LIBOR plus 1.20% under the Credit Facility as of September 30, 2013.

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

We held $64.6 million of FHLB common stock as of September 30, 2013, which is included in equity securities. In addition, our obligations under the advances must be collateralized. We maintain control over any such pledged assets, including the right of substitution. As of September 30, 2013, we had $821.8 million of funding agreement-related advances and accrued interest outstanding under the FHLB program.

As of September 30, 2013, we reported approximately $597.3 million (fair value) of Auction Rate Securities (“ARS”) in non-Modco portfolios. As of September 30, 2013, 100% of these ARS were rated Aaa/AA+. While the auction rate market has experienced liquidity constraints, we believe that based on our current liquidity position and our operating cash flows, any lack of liquidity in the ARS market will not have a material impact on our liquidity, financial condition, or cash flows.

All of the auction rate securities held, on a consolidated basis, in non-Modco portfolios as of September 30, 2013, were student loan-backed auction rate securities, for which the underlying collateral is at least 97% guaranteed by the Federal Family Education Loan Program (“FFELP”). As there is no active market for these auction rate securities, we use a valuation model, which incorporates, among other inputs, the contractual terms of each indenture and current valuation information from actively-traded asset-backed securities with comparable underlying assets (i.e. FFELP-backed student loans) and vintage.

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

The auction rate securities held in non-Modco portfolios are classified as a Level 2 or Level 3 valuation. An unrealized loss of $54.6 million and $44.0 million was recorded as of September 30, 2013 and December 31, 2012, respectively, and we have not recorded any other-than-temporary impairment because the underlying collateral for each of the auction rate securities is at least 97% guaranteed by the FFELP and there are subordinate tranches within each of these auction rate security issuances that would support the senior tranches in the event of default. In the event of a complete and total default by all underlying student loans, the principal shortfall, in excess of the 97% FFELP guarantee, would be absorbed by the subordinate tranches. Our credit exposure is to the FFELP guarantee, not the underlying student loans. At this time, we have no reason to believe that the U.S. Department of Education would not honor the FFELP guarantee, if it were necessary. In addition, we do not intend to sell or expect to be required to sell the securities before recovering our amortized cost of these securities. Therefore, we believe that no other-than-temporary impairment has been experienced.

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

We maintain investment strategies intended to provide adequate funds to pay benefits and expected surrenders, withdrawals, loans, and redemption obligations without forced sales of investments. In addition, we hold highly liquid, high-quality short-term investment securities and other liquid investment grade fixed maturity securities to fund our expected operating expenses, surrenders, and withdrawals. We were committed as of September 30, 2013, to fund mortgage loans in the amount of $288.9 million.

Our positive cash flows from operations are used to fund an investment portfolio that provides for future benefit payments. We employ a formal asset/liability program to manage the cash flows of our investment portfolio relative to our long-term benefit obligations. As of September 30, 2013, we held cash and short-term investments of $444.9 million.

The following chart includes the cash flows provided by or used in operating, investing, and financing activities for the following periods:

	For The Nine Months Ended September 30,
	2013	2012
	(Dollars In Thousands)
Net cash provided by operating activities	$482,084	$402,625
Net cash used in investing activities	(687,085)	(61,831)
Net cash provided by (used in) financing activities	165,166	(431,003)
Total	$(39,835)	$(90,209)

For The Nine Months Ended September 30, 2013 as compared to The Nine Months Ended September 30, 2012

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

Net cash provided by (used in) financing activities - Changes in cash from financing activities included $215.1 million inflows of investment product and universal life net activity and as compared to $360.9 million of outflows in the prior year. We had outflows of $50.0 million from repurchase program borrowings as compared to inflows of $280.0 million for the nine months ended September 30, 2012. Net issuances of non-recourse funding obligations equaled $45.0 million during the nine months ended September 30, 2013, as compared to repurchases of $91.7 million during the nine months ended September 30, 2012.

Capital Resources

To give us flexibility in connection with future acquisitions and other funding needs, PLC has debt securities, preferred and common stock, and additional preferred securities of special purpose finance subsidiaries registered under the Securities Act of 1933 on a delayed (or shelf) basis. Additionally, we have access to the Credit Facility previously mentioned.

Golden Gate Captive Insurance Company (“Golden Gate”), a South Carolina special purpose financial captive insurance company and wholly owned subsidiary, had three series of Surplus Notes with a total outstanding balance of $800 million as of September 30, 2013. PLC holds the entire outstanding balance of Surplus Notes. The Series A1 Surplus Notes have a balance of $400 million and accrue interest at 7.375%, the Series A2 Surplus Notes have a balance of $100 million and accrue interest at 8%, and the Series A3 Surplus Notes have a balance of $300 million and accrue interest at 8.45%.

Golden Gate II Captive Insurance Company (“Golden Gate II”), a wholly owned special purpose financial captive insurance company, had $575.0 million of non-recourse funding obligations outstanding as of September 30, 2013. These outstanding non-recourse funding obligations were issued to special purpose trusts, which in turn issued securities to third parties. Certain of our affiliates own a portion of these securities. As of September 30, 2013, securities related to $269.9 million of the outstanding balance of the non-recourse funding obligations were held by external parties, securities related to $72.0 million of the non-recourse funding obligations were held by nonconsolidated affiliates, and securities related to $233.1 million were held by consolidated subsidiaries of the Company. These non-recourse funding obligations mature in 2052. $275 million of this amount is currently accruing interest at a rate of LIBOR plus 30 basis points. We have experienced higher borrowing costs than were originally expected associated with $300 million of our non-recourse funding obligations supporting the business reinsured to Golden Gate II. These higher costs are the result of higher spread component of interest expense associated with the illiquidity of the current market for auction rate securities, as well as a rating downgrade of our guarantor by certain rating agencies. The current rate associated with these obligations is LIBOR plus 200 basis points, which is the maximum rate we can be required to pay under these obligations. We have contingent approval to issue an additional $100 million of obligations. Under the terms of the non-recourse funding obligations, the special purpose trusts, as holders of the non-recourse funding obligations, cannot require repayment from PLC, us, or any of our subsidiaries, other than Golden Gate II, the direct issuer of the non-recourse funding obligations, although PLC has agreed to indemnify Golden Gate II for certain costs and obligations (which obligations do not include payment of principal and interest on the surplus notes). In addition, PLC has entered into certain support agreements with Golden Gate II obligating it to make capital contributions or provide support related to certain of Golden Gate II’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate II. These support agreements provide that amounts would become payable by PLC to Golden Gate II if its annual general corporate expenses were higher than modeled amounts or if Golden Gate II’s investment income on certain investments or premium income was below certain actuarially determined amounts. As of September 30, 2013, no payments are expected to be required under these agreements, however, certain support agreement obligations to Golden Gate II of approximately $0.3 million have been collateralized by PLC. Re-evaluation and, if necessary, adjustment of any support agreement collateralization amounts occurs annually during the first quarter pursuant to the terms of the support agreements. There are no support agreements between us and Golden Gate II.

Golden Gate III Vermont Captive Insurance Company (“Golden Gate III”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement (the “Reimbursement Agreement”) with UBS AG, Stamford Branch (“UBS”), as issuing lender. Under the original Reimbursement Agreement, dated April 23, 2010, UBS issued a letter of credit (the “LOC”) in the initial amount of $505 million to a trust for the benefit of West Coast Life Insurance Company (“WCL”). The Reimbursement Agreement was subsequently amended and restated effective November 21, 2011 (the “First Amended and Restated Reimbursement Agreement”), to replace the existing LOC with one or more letters of credit from UBS, and to extend the maturity date from April 1, 2018, to April 1, 2022. On August 7, 2013, we entered into a Second Amended and Restated Reimbursement Agreement with UBS (the “Second Amended and Restated Reimbursement Agreement”), which amended and restated the First Amended and Restated Reimbursement Agreement. Under the Second and Amended and Restated Reimbursement Agreement a new LOC in an initial amount of $710 million was issued by UBS in replacement of the existing LOC issued under the First Amended and Restated Reimbursement Agreement. The term of the LOC was extended from April 1, 2022 to October 1, 2023, subject to certain conditions being satisfied including scheduled capital contributions being made to Golden Gate III by one of its affiliates. The maximum stated amount of the LOC was increased from $610 million to $720 million in 2015 if certain conditions are met. The LOC is held in trust for the benefit of WCL, and supports certain obligations of Golden Gate III to WCL under an indemnity reinsurance agreement originally effective April 1, 2010, as amended and restated on November 21, 2011, and as further amended and restated on August 7, 2013 to include an additional block of policies, and pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. The LOC balance was $710 million as of September 30, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $720 million in 2015. The term of the LOC is expected to be approximately 13.5 years from the original issuance date. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate III are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate III obligating PLC to make capital contributions or provide support related to certain of Golden Gate III’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate III. Future scheduled capital contributions amount to approximately $149.8 million and will be paid in three installments with the last payment occurring in 2019, and these contributions may be subject to potential offset against dividend payments as permitted under the terms of the Second Amended and Restated Reimbursement Agreement. The support agreements provide that amounts would become payable by PLC to Golden Gate III if Golden Gate III’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate III. There were no support agreements between us and Golden Gate III. Pursuant to the terms of an amended and restated letter agreement with UBS, PLC has continued to guarantee the payment of fees to UBS as specified in the Second and Amended and Restated Agreement. As of September 30, 2013, no payments are expected to be required under these agreements.

Golden Gate IV Vermont Captive Insurance Company (“Golden Gate IV”), a wholly owned Vermont special purpose financial captive insurance company, is party to a Reimbursement Agreement with UBS AG, Stamford Branch, as issuing lender. Under the Reimbursement Agreement, dated December 10, 2010, UBS issued an LOC in the initial amount of $270 million to a trust for the benefit of WCL. The LOC balance has increased, in accordance with the terms of the Reimbursement Agreement, during each of the first three quarters of 2013 and was $690 million as of September 30, 2013. Subject to certain conditions, the amount of the LOC will be periodically increased up to a maximum of $790 million in 2016. The term of the LOC is expected to be 12 years from the original issuance date and with a maturity date of December 30, 2022. The LOC was issued to support certain obligations of Golden Gate IV to WCL under an indemnity reinsurance agreement, pursuant to which WCL cedes liabilities related to the policies of WCL and retrocedes liabilities relating to the policies of the Company. This transaction is “non-recourse” to WCL, PLC, and the Company, meaning that none of these companies other than Golden Gate IV are liable for reimbursement on a draw of the LOC. PLC has entered into certain support agreements with Golden Gate IV obligating PLC to make capital contributions or provide support related to certain of Golden Gate IV’s expenses and in certain circumstances, to collateralize certain of PLC’s obligations to Golden Gate IV. The support agreements provide that amounts would become payable by PLC to Golden Gate IV if Golden Gate IV’s annual general corporate expenses were higher than modeled amounts or if specified catastrophic losses occur during defined time periods with respect to the policies reinsured by Golden Gate IV. PLC has also entered into a separate agreement to guarantee the payments of LOC fees under the terms of the Reimbursement Agreement. As of September 30, 2013, no payments are expected to be required under these agreements.

On October 10, 2012, Golden Gate V Vermont Captive Insurance Company (“Golden Gate V”) and Red Mountain, LLC (“Red Mountain”), a wholly owned subsidiary, entered into a 20-year transaction to finance up to $945 million of “AXXX” reserves related to a block of universal life insurance policies with secondary guarantees issued by us and our subsidiary, WCL. Golden Gate V issued non-recourse funding obligations to Red Mountain, and Red Mountain issued a note with an initial principal amount of $275 million, increasing to a maximum of $945 million in 2027, to Golden Gate V for deposit to a reinsurance trust supporting Golden Gate V’s obligations under a reinsurance agreement with WCL, pursuant to which WCL cedes liabilities relating to the policies of WCL and retrocedes liabilities relating to the policies of the Company. Through the structure, Hannover Life Reassurance Company of America (“Hannover Re”), the ultimate risk taker in the transaction, provides credit enhancement to the Red Mountain note for the 20-year term in exchange for a fee. The transaction is “non-recourse” to Golden Gate V, Red Mountain, WCL, PLC and the Company, meaning that none of these companies are liable for the reimbursement of any credit enhancement payments required to be made. As of September 30, 2013, the principal balance of the Red Mountain note was $350 million. In connection with the transaction, PLC has entered into certain support agreements under which PLC guarantees or otherwise supports certain obligations of Golden Gate V or Red Mountain. Future scheduled capital contributions to prefund credit enhancement fees amount to approximately $144.3 million and will be paid in annual installments through 2031. The support agreements provide that amounts would become payable by PLC if Golden Gate V’s annual general corporate expenses were higher than modeled amounts or in the event write-downs due to other-than-temporary impairments on assets held in certain accounts exceed defined threshold levels. Additionally, PLC has entered into separate agreements to indemnify Golden Gate V with respect to material adverse changes in non-guaranteed elements of insurance policies reinsured by Golden Gate V, and to guarantee payment of certain fee amounts in connection with the credit enhancement of the Red Mountain note. As of September 30, 2013, no payments are expected to be required under these agreements.

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

On October 1, 2013, we completed the acquisition contemplated by the master agreement (the “Master Agreement”) previously reported in our Current Report on Form 8-K dated April 11, 2013. Pursuant to that Master Agreement with AXA Financial, Inc. (“AXA”) and AXA Equitable Financial Services, LLC (“AEFS”), we acquired the stock of MONY Life Insurance Company (“MONY”) from AEFS and entered into a reinsurance agreement pursuant to which it is reinsuring on a 100% indemnity reinsurance basis certain business (the “MLOA Business”) of MONY Life Insurance Company of America (“MLOA”). The aggregate purchase price for MONY was $686 million, and will be subject to a customary post-closing adjustment. The ceding commission for the reinsurance of the MLOA Business was $370 million.

At the closing of the transaction, we entered into an administrative services agreement with MLOA, which governs the ongoing administration of the MLOA Business by us, and a transaction services agreement with AXA Equitable Life Insurance Company (“AXA Equitable”), pursuant to which AXA Equitable and its affiliates will make available to us and our affiliates, for a limited period of time, certain services required for the operation of the business following the closing.

We cede material amounts of insurance and transfer related assets to other insurance companies through reinsurance. However, notwithstanding the transfer of related assets, we remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations that it assumed. We evaluate the financial condition of our reinsurers and monitor the associated concentration of credit risk. For the three and nine months ended September 30, 2013, we ceded premiums to unaffiliated third party reinsurers amounting to $277.6 million and $1.0 billion, respectively. In addition, we had receivables from unaffiliated reinsurers amounting to $5.6 billion as of September 30, 2013. We review reinsurance receivable amounts for collectability and establish bad debt reserves if deemed appropriate.

Ratings

Various Nationally Recognized Statistical Rating Organizations (“rating organizations”) review the financial performance and condition of insurers, including us and our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in an insurer’s products, its ability to market its products and its competitive position. The following table summarizes the financial strength ratings of our significant member companies from the major independent rating organizations as of September 30, 2013:

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

As of September 30, 2013, we had policy liabilities and accruals of approximately $23.5 billion. Our interest-sensitive life insurance policies have a weighted average minimum credited interest rate of approximately 3.52%.

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

As of September 30, 2013, we carried a $77.0 million liability for uncertain tax positions, including interest on unrecognized tax benefits. These amounts are not included in the long-term contractual obligations table because of the difficulty in making reasonably reliable estimates of the occurrence or timing of cash settlements with the respective taxing authorities.

The table below sets forth future maturities of our contractual obligations.

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(Dollars In Thousands)
Non-recourse funding obligations(1)	$4,662,582	$90,353	$193,704	$209,137	$4,169,388
Stable value products(2)	2,616,831	532,720	1,356,679	649,593	77,839
Operating leases(3)	19,526	5,987	8,681	2,730	2,128
Home office lease(4)	75,245	75,245	—	—	—
Mortgage loan and investment commitments	297,157	297,157	—	—	—
Repurchase program borrowings(5)	100,000	100,000	—	—	—
Policyholder obligations(6)	33,925,657	1,303,927	2,535,672	2,297,457	27,788,601
Total	$41,696,998	$2,405,389	$4,094,736	$3,158,917	$32,037,956

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

Available-for-sale securities and trading account securities are recorded at fair value, which is primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. Liquidity is a significant factor in the determination of the fair value for these securities. Market price quotes may not be readily available for some positions or for some positions within a market sector where trading activity has slowed significantly or ceased. These situations are generally triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial position, changes in credit ratings, and cash flows on the investments. As of September 30, 2013, $982.2 million of available-for-sale and trading account assets, excluding other long-term investments, were classified as Level 3 fair value assets.

The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, and other deal specific factors, where appropriate. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. The predominance of market inputs are actively quoted and can be validated through external sources. Estimation risk is greater for derivative financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price, or index scenarios are used in determining fair values. As of September 30, 2013, the Level 3 fair values of derivative assets and liabilities determined by these quantitative models were $83.0 million and $230.7 million, respectively.

The liabilities of certain of our annuity account balances are calculated at fair value using actuarial valuation models. These models use various observable and unobservable inputs including projected future cash flows, policyholder behavior, our credit rating, and other market conditions. As of September 30, 2013, the Level 3 fair value of these liabilities was $110.6 million.

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

Of our $1.1 billion, or 2.5% of total assets (measured at fair value on a recurring basis) classified as Level 3 assets, $719.8 million were ABS. Of this amount, $575.8 million were student loan related ABS and $144.0 million were non-student loan related ABS. The years of issuance of the ABS are as follows:

Year of Issuance	Amount
(In Millions)
2002	$276.3
2003	110.9
2004	113.1
2006	13.1
2007	101.8
2012	104.6
Total	$719.8

The ABS was rated as follows: $462.6 million were AAA rated, $162.8 million were AA rated, $88.0 million were A rated, $5.4 million were BBB rated, and $1.0 million were less than investment grade. We do not expect any credit losses on these securities related to student loans since the majority of the underlying collateral of the student loan asset-backed securities is guaranteed by the U.S. Department of Education.

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

We may use the following types of derivative contracts to mitigate our exposure to certain guaranteed benefits related to variable annuity contracts:

·                  Foreign Currency Futures

·                  Variance Swaps

·                  Interest Rate Futures

·                  Equity Options

·                  Equity Futures

·                  Credit Derivatives

·                  Interest Rate Swaps

·                  Interest Rate Swaptions

·                  Volatility Futures

·                  Funds Withheld Agreement

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

In the ordinary course of our commercial mortgage lending operations, we may commit to provide a mortgage loan before the property to be mortgaged has been built or acquired. The mortgage loan commitment is a contractual obligation to fund a mortgage loan when called upon by the borrower. The commitment is not recognized in our financial statements until the commitment is actually funded. The mortgage loan commitment contains terms, including the rate of interest, which may be different than prevailing interest rates. As of September 30, 2013, we had outstanding mortgage loan commitments of $288.9 million at an average rate of 4.9%.

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

The table below presents account values by range of current minimum guaranteed interest rates and current crediting rates for our universal life and deferred fixed annuity products:

Credited Rate Summary

As of September 30, 2013

		1-50 bps	More than
Minimum Guaranteed Interest Rate	At	above	50 bps
Account Value	MGIR	MGIR	above MGIR	Total
	(Dollars In Millions)
Universal Life Insurance
>2% - 3%	$38	$998	$1,964	$3,000
>3% - 4%	2,872	2,037	207	5,116
>4% - 5%	1,672	102	—	1,774
>5% - 6%	220	4	—	224
Subtotal	4,802	3,141	2,171	10,114

Fixed Annuities
1%	$542	$344	$653	$1,539
>1% - 2%	548	157	543	1,248
>2% - 3%	1,548	530	281	2,359
>3% - 4%	308	—	—	308
>4% - 5%	233	—	—	233
Subtotal	3,179	1,031	1,477	5,687
Total	$7,981	$4,172	$3,648	$15,801

Percentage of Total	51%	26%	23%	100%

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

(b)           Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal controls exist within a dynamic environment and the Company continually strives to improve its internal controls and procedures to enhance the quality of its financial reporting.

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

Higher interest rates may create a less favorable environment for the origination of mortgage loans and decrease the investment income the Company receives in the form of prepayment fees, make-whole payments, and mortgage participation income. Higher interest rates would also adversely affect the market value of fixed income securities within the Company’s investment portfolio. Higher interest rates may also increase the cost of debt and other obligations of the Company having floating rate or rate reset provisions and may result in fluctuations in sales of annuity products. During periods of increasing market interest rates, the Company may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and it may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts, and requests for policy loans as policyholders and contract holders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on the Company’s financial condition and results of operations, including earnings, Equity (including AOCI), and statutory risk based capital ratios.

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

State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer and may lead to additional expense for the insurer and, thus, could have a material adverse effect on the Company’s financial condition and results of operations. The NAIC may also be influenced by the initiatives and regulatory structures or schemes of international regulatory bodies, and those initiatives or regulatory structures or schemes may not translate readily into the regulatory structures or schemes or the legal system (including the interpretation or application of standards by juries) under which U.S. insurers must operate. In August, the Financial

Stability Board (“FSB”) released a report encouraging the U.S. to move toward a federal regulatory system for insurance. The International Association of Insurance Supervisors (“IAIS”) also announced an intention to develop a global capital standard for insurers. These are only a few examples of international developments impacting the global insurance market. At this time, FSB reports, IAIS Insurance Core Principles, and other international work products are not directly binding on the U.S. or any U.S. insurer. However, there is increasing pressure to conform to international standards due to the globalization of the business of insurance and the recent financial crisis. Any international reports or mandates that directly impact, or indirectly influence, the nature of U.S. regulation or industry operations could impact the Company.

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

With respect to reserving requirements for universal life policies with secondary guarantees (“ULSG”), in 2012 the NAIC adopted revisions to Actuarial Guideline XXXVIII (“AG38”) addressing those requirements. Some of the regulatory participants in the AG38 revision process appeared to believe that one of the purposes of the revisions was to calculate reserves for ULSG similarly to reserves for guaranteed level term life insurance contracts with the same guarantee period. The effect of the revisions was to increase the level of reserves that must be held by insurers on ULSG with certain product designs that are issued on and after January 1, 2013, and to cause insurers to test the adequacy of reserves, and possibly increase the reserves, on ULSG with certain product designs that were issued before January 1, 2013. The increased reserves on ULSG issued on and after January 1, 2013 may make certain product designs, including some of those offered by the Company’s subsidiaries before January 1, 2013, unprofitable to the Company if issued after 2012 unless prices are increased. The Company has developed and introduced a new ULSG product for sales in 2013. The Company cannot predict future regulatory actions that could negatively impact the Company’s ability to market its new product. Such regulatory reactions could include, for example, withdrawal of state approvals of the new product or adoption of further changes to AG38 or other adverse action including retroactive regulatory action that could negatively impact the Company’s new product. A disruption of the Company’s ability to sell financially viable life insurance products or an increase in reserves on ULSG policies issued either before or after January 1, 2013, could have a material adverse impact on the Company’s financial condition or results of operations.

The Company currently uses, and currently expects to be able to continue using, affiliated captive reinsurance companies in various structures relating to term life insurance and universal life insurance with secondary guarantees, and certain guaranteed benefits relating to variable annuities. However, the NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. That subgroup issued a Captives and Special Purpose Vehicles White Paper, which was recently adopted by the NAIC Financial Condition (“E”) Committee and Executive Committee/Plenary. The Financial Condition Committee also adopted an “interim solution for captives” in the form of a new charge for the Financial Analysis Working Group (“FAWG”). FAWG will now be reviewing captive transactions submitted by the states, in a peer review and comment process, while the remaining recommendations in the White Paper are divided among the NAIC Reinsurance (“E”) Task Force and the Principles Based Reserving Implementation (“EX”) Task Force. Also, the Federal Advisory Committee on Insurance (“FACI”) took up the issue of captives at a recent meeting, and a task force was created. Any regulatory action that materially adversely affects the Company’s use or materially increases the Company’s cost of using affiliated captive reinsurers, either retroactively or prospectively, could have a material adverse impact on the Company’s financial condition or results of operations. If the Company were required to discontinue its use of captives for intercompany reinsurance transactions on a retroactive basis, adverse impacts would include early termination fees payable with respect to certain structures, diminished capital position and higher cost of capital. Additionally, finding alternative means to support policy liabilities efficiently is an unknown factor that would be dependent, in part, on future market conditions and the Company’s ability to obtain required regulatory approvals. On a prospective basis, discontinuation of the use of captives could impact the types, amounts and pricing of products offered by the Company’s insurance subsidiaries.

Recently, new laws and regulations have been adopted that require life insurers to search for unreported deaths. The National Conference of Insurance Legislators (“NCOIL”) has adopted the Model Unclaimed Life Insurance Benefits Act (the “Unclaimed Benefits Act”) and legislation has been enacted in several states that is similar to the Unclaimed Benefits Act, although each state’s version differs in some respects. The Unclaimed Benefits Act would impose new requirements on insurers to periodically compare their in-force life insurance and annuity contracts and retained asset accounts against a Death Database, investigate any potential matches to confirm the death and determine whether benefits are due, and to attempt to locate the beneficiaries of any benefits that are due or, if no beneficiary can be located, escheat the benefit to the state as unclaimed property. Other states in which the Company does business may also consider adopting legislation similar to the Unclaimed Benefits Act. The Company cannot predict whether such legislation will be proposed or enacted in additional states. Life insurance industry associations and regulatory associations are also considering these matters.

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

Dodd-Frank also created the Financial Stability Oversight Council (the “FSOC”), which has issued a final rule and interpretive guidance setting forth the methodology by which it will determine whether a non-bank financial company is a systemically important financial institution (“SIFI”). A non-bank financial company, such as the Company, that is designated as a SIFI by the FSOC will become subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is not currently supervised by the Federal Reserve. Such supervision could impact the Company’s requirements relating to capital, liquidity, stress testing, limits on counterparty credit exposure, compliance and governance, and other ways the Company currently cannot anticipate, early remediation in the event of financial weakness and other prudential matters. FSOC-designated non-bank financial companies will also be required to prepare resolution plans, so-called “living wills,” that set out how they could most efficiently be liquidated if they endangered the U.S. financial system or the broader economy. The FSOC has made its initial SIFI designations, and the Company was not designated. However, the Company could be considered and designated at any time.  Because the process is in its initial stages, the Company is, at this time, unable to predict the impact on an entity that is supervised as a SIFI by the Federal Reserve Board. The Company is not able to predict whether the capital requirements or other requirements imposed on SIFIs may impact the requirements applicable to the Company even if it is not designated as a SIFI. The uncertainty about regulatory requirements could influence the Company’s product line or other business decisions with respect to some product lines. There is a similarly uncertain international designation process. The Financial Stability Board, appointed by the G-20 Summit, recently designated nine insurers as “G-SII’s,” or globally systemic insurance institutions. As with SIFI’s, it is unclear at this time what additional capital and other requirements may be required, or what the overall impact on industry will be. The insurers designated to date represent organizations larger than the Company, but the possibility remains that the Company could be designated.

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

Certain equity and fixed maturities policies, contracts, and annuities offered by the Company’s subsidiaries are subject to regulation under the federal securities laws administered by the SEC. The federal securities laws contain regulatory restrictions and criminal, administrative, and private remedial provisions. From time to time, the SEC and the Financial Industry Regulatory Authority (“FINRA”) examine or investigate the activities of broker dealers and investment advisors, including the Company’s affiliated broker dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities’ supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company’s financial condition or results of operations.

In addition, the SEC is reviewing the standard of conduct applicable to brokers, dealers, and investment advisers when those entities provide personalized investment advice about securities to retail customers. FINRA too has issued a report addressing how its member firms might identify and address conflicts of interest including conflicts related to the introduction of new products and services and the compensation of the member firms’ associated persons. These regulatory initiatives could have an impact on the manner in which broker-dealers and investment advisers distribute the Company’s products and could have an impact on its operations.

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

Under the Internal Revenue Code of 1986, as amended (the “Code”), income taxes payable by policyholders on investment earnings is deferred during the accumulation period of most life insurance and annuity products. This favorable tax treatment provides some of the Company’s products with a competitive advantage over products offered by non-insurance companies. To the extent that the Code is revised to either reduce the tax-deferred status of life insurance and annuity products or establish the tax-deferred status of new or competing products, then all life insurance companies (including the Company’s subsidiaries) would be adversely affected with respect to their ability to sell such products. Furthermore, depending upon grandfathering provisions, such changes could cause increased surrenders of existing life insurance and annuity products. For example, new legislation that further restricts the deductibility of interest on funds borrowed to purchase corporate-owned life insurance products could result in increased surrenders of these products.

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

On October 1, 2013, Protective Life Insurance Company, a wholly owned subsidiary of the Company, completed the acquisition of MONY Life Insurance Company and reinsured certain business of MONY Life Insurance Company of America (collectively, the “MONY acquisition”). Integration of the MONY acquisition may be more expensive, more difficult, or take longer than expected; the actual financial results of the MONY acquisition could differ materially from the Company’s expectations and may be impacted by items not taken into account in its forecasts and calculations; and the Company’s expectations regarding its ability to successfully integrate and transition the acquired operations and satisfy its legal and compliance obligations in relation to the MONY acquisition may prove to be incorrect.

The Company could be adversely affected by an inability to access FHLB lending.

During the fourth quarter of 2010, the Federal Housing Finance Agency (“FHFA”) issued an Announced Notice of Proposed Rulemaking (“ANPR”). The purpose of the ANPR is to seek comment on several possible changes to the requirements applicable to members of the Federal Home Loan Bank (“FHLB”). Any changes to such requirements that eliminate the Company’s eligibility for continued FHLB membership or limit the Company’s borrowing capacity pursuant to its FHLB membership could have a material adverse effect on the Company. The Company can give no assurance as to the outcome of the ANPR. The FHFA also released an advisory bulletin on the particular risks associated with lending to insurance companies as opposed to federally-backed banks, which includes standards for evaluating FHLB’s lending to an insurance company member. These standards are broad and raise concerns about the state regulatory framework and of FHLB creditor status in the event of insurer insolvency. The FHFA has issued a report entitled “FHFA Can Enhance Its Oversight of FHLBank Advances to Insurance Companies by Improving Communication with State Insurance Regulators and Industry Groups,” which proposes the FHFA coordinate with state regulators to obtain confidential supervisory information about insurers and interact with NAIC working groups to receive “early warning” information about failing members, so the FHFA can participate in the rehabilitation and perhaps increase FHLB creditor status. Any standards or events that result in stricter regulation of, or reduced incidence of, FHLB-insurer lending could have a material adverse effect on the Company.

Item 6.       Exhibits

Item
Number	Document
2(b)

Master Agreement by and among AXA Equitable Financial Services, LLC, AXA, Financial, Inc. and Protective Life Insurance Company, dated as of April 10, 2013, filed as Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q filed August 12, 2013.

** 10(g)	Second Amended and Restated Reimbursement Agreement dated as of August 7, 2013 between Golden Gate III Vermont Captive Insurance Company and USB AG, Stamford Branch, filed herewith.
12	Consolidated Earnings Ratio
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(a)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(b)	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101

Financial statements from the quarterly report on Form 10-Q of Protective Life Insurance Company for the quarter ended September 30, 2013, filed on November 12, 2013, formatted in XBRL: (i) the Consolidated Condensed Statements of Income, (ii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iii) the Consolidated Condensed Balance Sheets, (iv) the Consolidated Condensed Statements of Shareowner’s Equity, (v) the Consolidated Condensed Statements of Cash Flows, and (iv) the Notes to Consolidated Condensed Financial Statements.

**

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

PROTECTIVE LIFE INSURANCE COMPANY

Date: November 12, 2013	By:	/s/ Steven G. Walker
Steven G. Walker
Senior Vice President, Controller
and Chief Accounting Officer